Form 10-Q
period 1999-09-30
GAIAM INC
filed 1999-11-30
CIK 1089872

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Quarter Ended September 30, 1999

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number 0-27517

                                  GAIAM, INC.
            (Exact name of registrant as specified in its charter)

            COLORADO                                         84-1113527
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                       360 INTERLOCKEN BLVD., SUITE 300
                             BROOMFIELD, CO 80021
                   (Address of principal executive offices)

                                (303) 464-3600
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES                    NO    X
                ---                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Class                     Shares outstanding as of October 31, 1999
------------------------        -----------------------------------------

Class A Common Stock                            3,496,429
 ($.0001 par value)

Class B Common Stock                            7,035,000
 ($.0001 par value)

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                       Page  2

Item 1.   Consolidated Financial Statements (Unaudited)                     2

          Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998                                             3

          Consolidated Statements of Income for the three
          and nine month periods ended September 30, 1999
          and September 30, 1998                                            4

          Consolidated Statements of Cash Flows for the nine
          month periods ended September 30, 1999 and 1998                   5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     6

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                      10


PART II.  OTHER INFORMATION                                                10

Item 1.   Legal Proceedings                                                10

Item 2.   Changes in Securities and Use of Proceeds                        10

Item 3.   Defaults Upon Senior Securities                                  11

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 11


This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," " Market Risk" and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, competition, pricing, brand reputation, acquisitions, our shift in emphasis to Internet sales, security and information systems, consumer trends, customer interest in our products, general economic conditions, and the effect of government regulation. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management's view only as of the date of this report. We undertake no obligation to update any forward-looking information.

                                  Gaiam Inc.
                          Consolidated Balance Sheets
                     (In thousands, except for share data)


                                                  September 30,           December 31,
                                                      1999                    1998
                                                  -------------          -------------
Assets                                              (Unaudited)
Current assets:
  Cash and cash equivalents                             $ 1,553                $ 1,410
  Securities available-for-sale                           1,082                  1,634
  Accounts receivable, net                                2,334                  2,603
  Inventory, less allowances                              4,985                  3,394
  Deferred advertising costs                              2,686                  1,758
  Prepaid and other current assets                          988                    284
                                                  -------------          -------------
Total current assets                                     13,628                 11,083

Property and equipment, net                               1,223                  1,080
Capitalized production costs, net                         1,151                    672
Video library, net                                        3,363                  3,544
Other assets                                                499                    298
                                                  -------------          -------------
Total assets                                            $19,864                $16,677
                                                  =============          =============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                      $ 6,406                $ 6,901
  Accrued liabilities                                     1,384                  2,261
  Convertible debentures                                  1,975                    550
  Income taxes payable                                      408                    242
  Deferred tax liability                                    447                    593
  Loans payable, current                                     36                    617
                                                  -------------          -------------
Total current liabilities                                10,656                 11,164

Deferred tax liability                                        -                     60
Loans payable, long-term portion                          2,274                    299

Minority interest                                         1,419                  1,493

Stockholders' equity:
  Class A common stock, $.0001 par value,
    150,000,000 shares authorized, 1,165,000
    and 1,496,429 outstanding at December 31, 1998 and
    September 30, 1999, respectively
  Class B common stock, $.0001 par value,
    50,000,000 shares authorized, 7,035,000
    outstanding at December 31, 1998 and
    September 30, 1999                                        1                      1
  Additional paid-in capital                              1,828                    378
  Accumulated other comprehensive income                    657                    983
  Retained earnings                                       3,029                  2,299
                                                  -------------          -------------
Total stockholders' equity                                5,515                  3,661
                                                  -------------          -------------
Total liabilities and stockholders' equity              $19,864                $16,677
                                                  =============          =============

                                  Gaiam Inc.
                       Consolidated Statements of Income
                     (In thousands, except for share data)

                                                             For the Three Months            For the Nine Months
                                                             Ended September 30,            Ended September 30,
                                                              1999            1998            1999           1998
                                                           -----------    ------------    -----------    ------------
                                                                   (Unaudited)                   (Unaudited)
Net revenue                                                 $   10,288      $    5,987     $   27,851      $   16,462

Cost of goods sold                                               4,066           2,449         11,141           6,863
                                                           -----------    ------------    -----------    ------------

Gross profit                                                     6,222           3,538         16,710           9,599
                                                           -----------    ------------    -----------    ------------

Expenses:
  Selling and operating expenses                                 4,781           2,928         13,658           8,177
  Corporate, general and administrative                          1,048             410          2,842           1,046
                                                           -----------    ------------    -----------    ------------

Total expenses                                                   5,827           3,338         16,500           9,223
                                                           -----------    ------------    -----------    ------------

Income (loss) from operations                                      395             200            210             376
                                                           -----------    ------------    -----------    ------------

Other income (expense):
  Realized gain on sale of securities and other                    715             448          1,125             423
  Interest expense                                                 (83)            (36)          (291)           (125)
                                                           -----------    ------------    -----------    ------------

Total other income (expense), net                                  632             412            834             298
                                                           -----------    ------------    -----------    ------------

Income before income taxes and minority interest                 1,027             612          1,044             674

Provision for income taxes                                         382             150            388             173

Minority interest in net income (loss)
  of consolidated subsidiary, net of tax                            93              67            (74)             67
                                                           -----------    ------------    -----------    ------------

Net income                                                  $      552      $      395     $      730      $      434
                                                           ===========    ============    ===========    ============

Net income per share:
     Basic                                                  $     0.06      $     0.05     $     0.09      $     0.05
     Diluted                                                $     0.06      $     0.05     $     0.08      $     0.05

Shares used in computing net income per share:
     Basic                                                   8,531,429       8,041,333      8,371,302       8,040,004
     Diluted                                                 8,826,429       8,042,444      8,732,969       8,040,375

                                  Gaiam Inc.
                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                               1999                   1998
                                                                            ---------               ---------
Operating activities:
Net income                                                                    $   730                 $   434
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation                                                                 231                     170
     Amortization                                                                 410                       0
     Interest expense added to principal of margin loan                            16                      75
     Minority interest in consolidated subsidiary                                 (74)                     67
     Deferred tax expense                                                        (205)                   (280)
     Changes in operating assets and
      liabilities, net
       of effects from acquisitions:
        Accounts receivable                                                       385                    (536)
        Inventory                                                              (1,591)                   (195)
        Deferred advertising costs                                               (928)                   (921)
        Capitalized production costs                                             (708)                      0
        Prepaid assets                                                           (841)                    (13)
        Other assets                                                              (65)                    (54)
        Accounts payable                                                         (495)                  1,303
        Accrued liabilities                                                      (877)                   (148)
        Income taxes payable                                                      166                    (139)
                                                                            ---------               ---------

Net cash provided by (used in) operating activities                            (3,846)                   (237)
                                                                            ---------               ---------
Investing activities:
Purchase of property, equipment and other assets                                 (375)                    (85)
Proceeds from sale of property and equipment                                        0                      32
Proceeds from sale of securities available-for-sale                               226                     284
Payments for acquisitions, net of cash acquired                                     0                  (1,657)
Payments (borrowings) on notes receivable                                        (115)                   (286)
                                                                            ---------               ---------

Net cash provided by (used in) investing activities                              (264)                 (1,712)
                                                                            ---------               ---------

Financing activities:
Principal payments on capital leases                                               (8)                    (37)
Proceeds from sale of stock                                                     1,450                     525
Net proceeds from (payments on) convertible debt                                1,152                     500
Net proceeds from (payments on) borrowings, net                                 1,659                     606
                                                                            ---------               ---------

Net cash provided by (used in ) financing activities                            4,253                   1,594
                                                                            ---------               ---------

Net change in cash and cash equivalents                                           143                    (355)
Cash and cash equivalents at beginning of year                                  1,410                   1,612
                                                                            ---------               ---------

Cash and cash equivalents at end of period                                    $ 1,553                 $ 1,257
                                                                            =========               =========

Supplemental cash flow information:
  Interest paid                                                               $   209                 $     4
  Income taxes paid                                                               222                     312

                                  Gaiam, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
             For the Nine Months Ended September 30, 1998 and 1999


Note 1 -  Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the interim results of operations and cash flows for the nine months ended September 30, 1998 and 1999. The balance sheet as of December 31, 1998 was derived from the Company's audited consolidated financial statements included in the Company's registration statement on Form S-1.

          Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 1998 included in the Company's registration statement on Form S-1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended December 31, 1998.

          The results from operations for the nine month period herein presented are not necessarily indicative of the results to be expected for the full year.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended September 30, 1999 compared to three months ended September
------------------------------------------------------------------------------
30, 1998
--------

Revenues increased 71.9% to $10.3 million for the three months ended September 30, 1999 from $6.0 million during the three months ended September 30, 1998. Seventy-five percent of this growth was revenues acquired in the Living Arts and InnerBalance acquisitions, and 25% was internal growth rate driven by additional purchases by current customers and growth in our customer base.

Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight) increased 75.9% to $6.2 million for the three months ended September 30, 1999 from $3.5 million during the three months ended September 30, 1998. As a percentage of revenues, gross profit increased to 60.5% from 59.1%. This was primarily attributable to increases in sales of private branded products, on which we have better margins than other products, and better pricing from vendors due to increased volume.

Selling and operating expenses, which consist primarily of sales and marketing costs, commissions, and fulfillment expenses increased 63.3% to $4.8 million in the three months ended September 30, 1999 from $2.9 million during the same period in 1998 primarily due to increased revenues. As a percentage of revenues, selling and operating expenses decreased to 46.5% in 1999 from 48.9% in 1998. This decrease is primarily attributable to fulfillment efficiencies gained through operational improvements and volume growth.

Corporate, general and administrative expenses increased to $1.0 million in the three months ended September 30, 1999 from $409,904 for the same period in 1998. As a percentage of revenues, general and administrative expenses increased to 10.2% from 6.8%, primarily attributable to expenses associated with the acquisition of Living Arts and InnerBalance.

Other income, comprised primarily of gains on sales of marketable securities reduced by interest expense, increased to $631,869 in 1999 from $412,157 in 1998. This change was primarily due to an increase in the number of marketable securities sold during 1999, and was partially offset by higher interest expense due to borrowings used to fund acquisitions.

Minority interest in net income increased to $92,738 for the three months ended September 30, 1999 from $66,862 for the three months ended September 30, 1998. This amount represents our minority partners' one-third interest in the Living Arts' income, net of tax, for the periods.

Income tax provision represented 37.2% of our pre-tax net income for the three months ended September 30, 1999, as compared to an income tax provision of 24.5% of pre-tax income for the comparable period in 1998. The decrease in the effective tax rate for 1998 was primarily due to a one-time tax benefit related to the 1998 settlement of a Living Arts legal judgment incurred prior to Gaiam's ownership.

Net income, as a result of the factors described above, increased to $552,207 in the three months ended September 30, 1999 from $395,349 during the three months ended September 30, 1998.

Nine months ended September 30, 1999 compared to nine months ended September 30,
--------------------------------------------------------------------------------
1998
----

Revenues increased 69.2% to $27.9 million for the nine months ended September 30, 1999 from $16.5 million during the nine months ended September 30, 1998. This revenue growth was primarily attributable to the acquisitions of Living Arts and InnerBalance in September and October 1998, respectively. The Company's internal growth rate (the percentage increase in revenues on a pro forma basis to include nine months of revenues from these acquisitions) was 17%.

Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight) increased 74.1% to $16.7 million for the nine months ended September 30, 1999 from $9.6 million during the nine months ended September 30, 1998. As a percentage of revenues, gross profit increased to 60.0% from 58.3%. This was primarily attributable to increases in sales of private branded products, on which we have better margins than other products, and better pricing from vendors due to increased volume.

Selling and operating expenses, which consist primarily of sales and marketing costs, commissions, and fulfillment expenses increased 67.0% to $13.7 million in the nine months ended September 30, 1999 from $8.2 million during the same period in 1998 primarily due to increased revenues. As a percentage of revenues, selling and operating expenses decreased to 49.0% from 49.7%. This decrease was primarily attributable to efficiencies gained through operational improvements and volume growth.

Corporate, general and administrative expenses increased to $2.8 million in the nine months ended September 30, 1999 from $1.0 million for the same period in 1998. As a percentage of revenues, general and administrative expenses increased to 10.2% from 6.4%, primarily attributable to expenses associated with the acquisition of Living Arts and InnerBalance.

Other income, comprised primarily of gains on sales of marketable securities and interest expense, increased to $833,631 in 1999 from $298,219 in 1998. This change was primarily due to an increase in the number of marketable securities sold during 1999, and was partially offset by higher interest expense due to borrowings used to fund acquisitions.

Minority interest in net income decreased to a $74,084 net loss for the nine months ended September 30, 1999 from $66,862 in net income for the nine months ended September 30, 1998. The period of time covered by the minority interest for 1998 was sixteen days, while the 1999 minority interest covers a nine month period. This amount represents our minority partners' one-third interest in the Living Arts' income and/or loss, net of tax, for the periods.

Income tax provision represented 37.2% of our pre-tax net income for the nine months ended September 30, 1999, as compared to an income tax provision of 25.6% of pre-tax income for the comparable period in 1998. The decrease in the effective tax rate for 1998 was primarily due to a one-time tax benefit related to the 1998 settlement of a Living Arts legal judgment incurred prior to Gaiam's ownership.

Net income, as a result of the factors described above, increased to $729,837 in the nine months ended September 30, 1999 from $434,102 during the nine months ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------

Gaiam's capital needs arise from working capital required to fund our operations, capital expenditures related to expansions and improvements to Gaiam's infrastructure, development of e-commerce and funds required in connection with the acquisition of new businesses and its anticipated future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam's product offerings, the ability to expand Gaiam's customer base, the cost of ongoing upgrades to its product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors. The timing and amount of these capital requirements cannot accurately be predicted. Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions.

We raised approximately $1.2 million from private placements during 1998 ($575,000 for 160,000 shares and $550,000 in debentures), $150,000 during the first quarter of 1999

($75,000 for 17,143 shares and $75,000 in debentures) and $2.7 million during the second quarter of 1999 ($1.37 million for 314,286 shares and $1.35 million in debentures). The privately placed shares were sold at $4.375 per share. The debentures described above bore interest at 8% per annum. In October 1999, we repaid $500,000 of the convertible debentures plus approximately $42,000 in accrued interest upon their maturity. The remaining aggregate $1.475 million principal amount of debentures was converted into 295,000 shares simultaneous with the closing of the Company's initial public offering. Gaiam's initial public offering, consummated in October 1999, also generated $7.7 million in proceeds from the sale of 1,705,000 shares of common stock.

Gaiam is party to revolving line of credit agreements with Norwest Bank, which extend through December 31, 2001. The credit agreements permit borrowings up to $3 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. These borrowings are secured by a pledge of Gaiam's assets. Principal repayment of amounts borrowed under these line of credit agreements are due either when the collateral value of Gaiam's accounts receivable and inventory drops below prescribed levels or upon maturity of the agreements, whichever occurs first. Borrowings under the Norwest credit agreements bear interest at the prime rate plus 1%. The Norwest credit agreements contain various financial covenants and also prohibit Gaiam from paying dividends to its shareholders, except that dividends by Living Arts are permitted for 1998 taxes on minority interests. As of September 30, 1999, Mr. Rysavy guarantees the Norwest credit agreements.

Gaiam has, from time to time, borrowed funds from Deutche Banc Alex. Brown under a margin loan agreement against securities held for sale. Gaiam had no outstanding indebtedness to Deutche Banc Alex. Brown as of September 30, 1999. Borrowings under the Deutche Banc Alex. Brown margin loan agreement bears interest at the call money rate plus 3/4%.

Gaiam's operating activities used net cash of $3.8 million and $237,657 during the nine months ended September 30, 1999 and 1998, respectively. The use of cash in 1999 and 1998 was primarily attributable to seasonal increases in inventories and prepaid costs associated with the increased sales volumes.

Gaiam's investing activities used cash of $264,184 and $1.7 million for the nine months ended September 30, 1999 and 1998, respectively. The use of cash in 1998 was primarily attributable to the Living Arts acquisition, while cash used by investing activities during 1999 primarily arose from purchases of property and equipment.

Gaiam's financing activities provided $4.3 million and $1.6 million for the nine months ended September 30, 1999 and 1998, respectively. Cash was generated from the private placement of shares and debentures, and borrowings on the Norwest credit agreements, net of reductions in other outstanding debt.

We believe our available cash, cash expected to be generated from operations, cash to be generated through the sale of marketable securities held by Gaiam, and borrowings available under our bank credit agreements, will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate, and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the Lohas (an acronym for Lifestyles Of Health And Sustainablity) industry. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Year 2000
---------

Reference is made to the information contained in Gaiam's Registration Statement on Form S-1 No. 333-83283 under the caption "Year 2000," which is incorporated by reference.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We do not believe that any of our financial instruments have significant risk associated with market sensitivity.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the information contained in Gaiam's Registration Statement on Form S-1 No. 333-83283 under the caption "Our-Business - Legal Proceedings," which is incorporated by reference.


Item 2.   Changes in Securities and Use of Proceeds

          (a)  Recent Sales of Unregistered Securities

               The Company's initial public offering of 1,705,000 shares of common stock was declared effective on October 28, 1999. Debentures totaling $1,475,000 were automatically converted into 295,000 shares of unregistered common stock in connection with the initial public offering, resulting in a total issuance of 2,000,000 shares.

          (b)  Report of Offering of Securities and Use of Proceeds Therefrom

               In October 28, 1999, the Company's initial public offering of 1,705,000 shares of common stock was declared effective. These shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-83283). The public offering was underwritten by Tucker Anthony Cleary Gull and Adams, Harkness & Hill, Inc. After deducting underwriting discounts and commissions of $852,500, we received $7.7 million in proceeds. The underwriters of the initial public offering have elected to exercise their option to purchase an additional 102,861 shares from Gaiam for resale to the public at the $5.00 offering price per share to cover over-allotments. The closing is expected to take place on November 30, 1999, and, after deducting underwriting discounts and commissions, will result in Gaiam receiving $462,875 in additional proceeds.

               As of November 30, 1999, Gaiam had repaid Norwest Bank $950,000 on its line of credit, and had used an additional $2,250,000 for working capital. These uses are consistent with the use of proceeds described in the registration statement. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent of more of any class of our equity securities.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          On October 24, 1999, at a special meeting of Gaiam shareholders conducted prior to Gaiam's initial public offering, Gaiam's shareholders approved the following matters:

          1. Approval of Gaiam's Amended and Restated Articles of Incorporation to, among other things, approve a 2.5 to 1 reverse stock split of Gaiam's shares.

          Votes for:  71,395,000   Against:  0  Abstaining:  0

          2.  Approval of Gaiam's 1999 Employee Stock Purchase Plan.

          Votes for:  71,395,000   Against:  0  Abstaining:  0

          3.  Approval of amendments to Gaiam's 1999 Long-Term Incentive Plan.

          Votes for:  71,395,000   Against:  0  Abstaining:  0

          (All vote totals give effect to Gaiam's 2.5 to one reverse stock split effected October 26, 1999)

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               27.1 Financial Data Schedule for the Quarter ended September 30, 1999


          (b)  Reports on Form 8-K

               None

                                  SIGNATURES


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.


                                     Gaiam, Inc.
                                     (Registrant)
                                     November 30, 1999


                                     By:  /S/  Jirka Rysavy
                                               Jirka Rysavy
                                               Chief Executive Officer