Form 10-K
period 1999-12-31
GAIAM INC
filed 2000-03-30
CIK 1089872

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999
                                       or

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

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $.0001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
     such filing requirements for the past 90 days.  YES [ X ]   NO  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K [ ___]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $46,716,066 as of March 24, 2000, based upon the closing price on the Nasdaq National Market reported for such date. As of March 24, 2000, 5,441,537 shares of the Registrant's $.0001 par value Class A common stock and 5,400,000 shares of the Registrant's $.0001 par value Class B common stock were outstanding. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such person may, under certain circumstances, be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

     Part III incorporates by reference from the definitive proxy statement for the registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                                  Gaiam, Inc.
                                  -----------

     Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999

                                     Part I

     Item 1.    Business..........................................................
     Item 2.    Properties........................................................
     Item 3.    Legal Proceedings.................................................
     Item 4.    Submission of Matters to a Vote of Security Holders...............


                                    Part II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder
                Matters...........................................................
     Item 6.    Selected Financial and Operating Data.............................
     Item 7.    Management's Discussion and Analysis..............................
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........
     Item 8.    Financial Statements and Supplementary Data.......................
     Item 9.    Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosures.............................................


                                    Part III

     Item 10.  Directors and Executive Officers of the Registrant.................
     Item 11.  Executive Compensation.............................................
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.....
     Item 13.  Certain Relationships and Related Transactions.....................

                                    Part IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...


     This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Market Risk" and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, competition, pricing, brand reputation, aquisitions, our shift in emphasis to Internet sales, security and information systems, consumer trends, customer interest in our products, general economic conditions, and the effect of government regulation. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management's view only as of the date of this report. We undertake no obligation to update any forward-looking information.

                                     Part I


Item 1.    Business

Gaiam

Gaiam, Inc. (the "Company" or "Gaiam") is a lifestyle company that markets to customers who value the environment, healthy living, a sustainable economy and personal development. The Company is dedicated to providing a broad selection of high quality information, goods and services in an inviting and customer friendly manner through catalogs, the internet, and 15,000 retail points as well as TV broadcasters including leading names such as Discovery, Borders, Musicland, Amazon.com and Target. We provide customers with natural and healthy alternatives to traditional products for the home, the person and the planet.

We strive to serve consumers who live a liftstyle that places a high value on promoting healthy living and personal development, contributing to the sustainability of the Earth's natural resources and enhancing the quality of the Earth's environment. In our view, these consumers make purchasing decisions for goods and services based on these values, in addition to the traditional criteria of price and performance. We believe that these consumers, whom we refer to as "Cultural Creatives," are growing in number, as evidenced by the growth of our customer base. Cultural Creatives tend to be well-educated consumers, with a median age of 42, a 60/40 women-to-men ratio and an average annual income of $52,000.

Our History

Gaiam was founded in Boulder, Colorado in 1988 to support "Conscious Commerce", the practice of making purchasing decisions based on lifestyle and values. In 1995, we began to expand our business nationally. In 1996, Gaiam made a large investment in infrastructure and operating systems to support rapid growth. In 1998, a team of key executives joined Gaiam to help facilitate future growth.

The LOHAS Industry

According to Natural Business Communications, the LOHAS (Lifestyles of Health and Sustainability) industry will increase to $230 billion in sales in the year 2000 in the United States alone. Five sectors shape the industry: Sustainable Economy, Healthy Living, Alternative Healthcare, Personal Development, and Ecological Lifestyles.

The Sustainable Economy sector is comprised of environmental management services, renewable energy, energy conservation, recycling and recycled goods, sustainable manufacturing processes and related services and information.

The Healthy Living sector includes natural and organic foods, dietary supplements, personal care products and related information and services.

Alternative Healthcare includes health and wellness solutions and alternative health practices. The Journal of American Medical Association conducted a study in 1998 that concluded 83 million Americans practiced some sort of alternative healthcare in 1997 accounting for $27 billion, mostly out of pocket expense.

The Personal Development sector includes solutions, information, products and experiences relating to mind, body and spiritual development. This sector is being enhanced by the business-to-business component fueled by companies offering yoga and other stress reducing fitness alternatives to their employees. A survey by Wall Street Journal found that 23% of adults surveyed did yoga, meditation or other similar practices.

Ecological Lifestyles include environmentally friendly cleaning and household products, green and organic cotton bedding and clothing, and eco-tourism. According to Natural Business Communication, this may be the fastest growing segment of the industry as business-to-business industries and consumer services such as the hospitality industry are pressured by consumers to incorporate these products and services into their business offerings.

Gaiam participates in all five segments of the LOHAS industry.

Our Core Values

Gaiam's approach to business is based on our core values:

We emphasize integrity in all our relationships. We value the environment and view all resources as precious assets. Living our beliefs is more than just the right thing to do; it is the only path to take. believe we can motivate every person to make a positive difference in their lives and in our world by the simple choices they make every day.

Our Core Competencies

We believe the following factors have contributed to our growth and success:

 .  Focus On Large Market

Gaiam believes that the expansion and fast growth of the LOHAS industry is being fueled by Conscious Commerce, a trend of making purchasing decisions based on Lifestyle and personal values, driven by a group called Cultural Creatives. A study published by the Institute of Noetic Sciences in 1996 coined the term "Cultural Creatives." Paul Ray, who authorized this study, has since agreed to join our board of directors, authored this study. The article estimates that this growing population segment, which has in common the values of environmental awareness, healthy lifestyles and personal development, numbered 44 million adults in the United States alone in 1996 and according to Paul Ray, grew to 50 million in 1998.

Gaiam targets Cultural Creatives and believes that its customer demographics contribute significantly to its high average order value of $90 for the year ended December 31, 1999 and $100 on Gaiam.com, as compared to a lower average for the direct marketing industry and the e-commerce sector.

 .  Experienced Executive Team

Gaiam has an experienced team of corporate managers. Our founder and Chief Executive Officer, Jirka Rysavy, was the founder and Chief Executive Officer of Corporate Express, Inc., which he built to a Fortune 500 company, and founder and CEO of Crystal Market, Inc., which was sold to become the first store of Wild Oats Markets. Our President and Chief Operating Officer, Lynn Powers, has over 15 years of senior management experience in the retail industry as a Senior Vice President of Merchandising, Marketing and Strategic Planning of Miller's Outpost, which she helped to grow from a $25 million startup to over $500 million in revenues. Our Chief Information Officer, Pavel Bouska, was a member of the founding team and an officer of Corporate Express for over 10 years, serving in various positions, including Chief Information Officer and Vice President of Information Systems.

 .  Distinctive, Branded Products

Gaiam offers information, proprietary products and services under the Harmony, InnerBalance and Living Arts brand names. These products appeal to Gaiam's well-educated customers and are not widely available in conventional stores. These products are designed to enhance customers' lifestyles and experiences and provide healthy, natural solutions while being eco-friendly and promoting a sustainable economy.

 .  Exceptional Customer Service

Gaiam maintains a customer-focused approach at all stages of its business to build long-term customer relationships based on loyalty and trust. We ensure that we have on hand inventory to support 93% of in-stock orders. It is our practice to ship each order no later than the next business day. According to Jupiter Communications, 90% of online customers prefer human interaction when they require customer service. Our in-house customer service department includes product specialists, who have specific product knowledge and assist customers in selecting products and solutions that meet their needs, design, price and style criteria. Gaiam also enhances its customer service through initiatives such as extensive product training for customer service representatives and unconditional return guarantees. We believe that, by offering exceptional customer service, we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

 .  Established Infrastructure

Gaiam has invested in its physical facilities, technology and information systems. In 1996, we established our 64,000 square foot fulfillment center in Cincinnati, Ohio, a facility that is in the central United States and conveniently located to hubs for major shipping companies. This location allows us to achieve shipping cost efficiency to most locations across the Continental United States. It is located within 30 minutes of both UPS and Airborne hubs. In the same year, we installed our supply chain management information system to support virtually all segments of our business, including merchandising, customer database management and marketing, order processing, fulfillment, inventory management, customer service and financial reporting. This investment reduced our costs of fulfillment by providing an integrated system that reduces labor costs and times needed to procure inventory and fill orders. This existing infrastructure has also allowed us to integrate acquired businesses in an efficient and cost-effective manner. Our existing infrastructure also gives us an advantage over start up e-commerce companies, many of which will need to devote substantial resources to the development of these capabilities. In order to facilitate our growth, we are in the process of relocating to a 208,000 square foot distribution center approximately 2 miles from our current facility.

 .  Operating Model

Our business structure is designed to enable each Gaiam brand under the Gaiam lifestyle brand to achieve individual sales growth, while realizing cost savings from the combined enterprise. The managers of our brands retain responsibility for merchandising and creative presentation. Gaiam provides strategic direction, technology, financial resources and administrative services, as well as marketing, customer service, fulfillment, purchasing and sourcing, thus leveraging our current infrastructure in a highly scaleable model.

Thus leveraging our current infrastructure in a highly scaleable model.

Our Operating Strategies

 .  Focus on our Online Presence

We have upgraded our website and technology systems to create a platform that will expand our product offerings and take advantage of the unique characteristics of online retailing. We currently have over 10,000 SKU's on our website with capabilities to expand. We have an average order of $100 with a gross profit margin over 50% making our on line business an attractive business model. We are able to offer an expanded line of products and additional information to help with purchasing decisions while maintaining high levels of customer service for customers still preferring human interaction.

We are also developing an online community of consumers who are concerned about personal and planetary health and want to use their purchase decisions to effect positive change. We believe that the interactive environment available on the Internet will make possible customer-to-customer and customer-to-company communications that will increase the usefulness of our services to customers, provide valuable feedback to us, and help us and our customers establish a database of valuable information about environmental issues, natural health and personal development. From this interaction and feedback, we believe that the online community can grow.

Our goal is to grow this segment of our customers and to educate them about their own ability to affect positive change through purchases that will result in improvements to the environment and their well being -- and thereby demonstrating to them that their choices can "make a difference."

 .  Strengthen Our Brand

We are establishing the Gaiam name as an authority in the LOHAS industry. Gaiam and Gaiam.com will also function as the lifestyle umbrella brands for Harmony, InnerBalance and Living Arts and any additional brands we may acquire or develop. We plan to strengthen these brands by increasing marketing efforts, strengthening relationships with traditional and e-commerce retailers and increasing the breadth of our product and videotape and digital informational offerings while maintaining our high level of customer service.

We believe that creating demand by consumers for eco-friendly and natural products will permit us to obtain these products in greater volume and, in turn, offer the products at lower prices than might otherwise be available. As we are able to lower prices in this manner, we expect to attract additional customers.

 .  Offer Quality, Convenience and Selection

We intend to make purchasing quality, natural and healthy lifestyle products from us more convenient than shopping in a physical store. We are open 24 hours a day, and shopping for our products does not require a trip to a store. We ship products directly to the customer's home or office. We believe that customers may buy more natural and healthy lifestyle products from us because they can get the information and advice they require, have more hours to shop, can act immediately on a purchase impulse and can locate products that may be hard-to-find. Because online and catalog shopping are not tied to a geographic location, we can deliver a wide selection of natural and healthy lifestyle products to customers in rural or other locations that cannot support a large-scale Lohas products retail store.

 .  Develop Business-to-Business Opportunities

Gaiam is focused on increasing its sales to other businesses that have a need for sustainable or natural and healthy lifestyle products and services. These businesses include retailers, hospitality companies, spas and resorts, health care providers, as well as industrial companies. We believe that the Gaiam brands and product mix are well suited to these industries. As companies prepare to market to this emerging culture, they will desire to partner with an authority in the natural lifestyle world such as Gaiam. We believe that the expertise and knowledge we have and can develop in the LOHAS industry will make Gaiam the information source of choice for businesses that wish to service the LOHAS industry. As a result, we believe that we can build a successful consulting and "green audit" business. Part of our strategy is to set the standard for the industry and then offer information, products and services under Gaiam's approval or recommendation.

 .  Complement our Existing Business with Selective Strategic Acquisitions

Even though our strategy is not dependent on acquisitions, we will consider strategic acquisitions in the Lohas industry that complement our existing business. We believe that significant acquisition opportunities exist and our willingness to retain existing operating management will make us an attractive acquiring party. Gaiam generally allows the acquired company's management team to retain responsibility for critical front-end business functions such as merchandising, creative presentation and marketing, while consolidating operational functions under the Gaiam organization to realize economies of scale.

Our Channels of Distribution

We offer our products through three primary distribution channels: direct marketing (catalogs and consumer advertising), business-to-business and e-commerce.

Direct marketing

We continue to offer LOHAS products directly to the consumer through catalogs and consumer lifestyle publications such as Self, Shape and Yoga Journal magazine. We ensure that we have on-hand inventory to support 93% of in-stock orders. It is our practice to ship each order no later than the next business day. While this practice may result in higher costs, we believe that it enhances customer satisfaction and loyalty. Our in-house customer service department includes product specialists who are trained to have in-depth product knowledge and assist customers in selecting products and solutions that meet their needs, design, price and style criteria. For the benefit of our customers, we also provide toll-free telephone ordering and unconditional return guarantees.

Business-to-Business

Gaiam targets the hospitality and spa industry, alternative healthcare practitioners national and regional mass merchandisers, lifestyle stores, specialty stores, sporting goods stores, bookstores, natural foods stores and online retailers. We are in the process of expanding our range of products produced and sold in the retail market, as well as creating an integrated branded lifestyle retail display on the premises of a larger lifestyle establishment in which we will offer customers a number of exclusive items. This store within a store concept has been well received and is in roll out phase.

Gaiam is in the process of significantly increasing its sales to other businesses that have a need for eco-friendly products and services, or natural and healthy lifestyle products. Business-to-business revenues were 13% of 1998 revenues and 24% of revenues for 1999.

E-commerce

We believe that our business is particularly well suited to Internet commerce. The use of many of our products is enhanced by extensive product education and information that we are making available online. The online environment has virtually unlimited shelf space, the capacity to present vast amounts of consumer information and offers consumers the convenience of shopping online. In addition, many of these products, services and information are not widely found in conventional stores.

We believe that our demographics favor Internet usage. According to Forrester Research, an independent media research firm, the number of U.S. households using e-mail, the Internet or a consumer online service will grow from an estimated 20.5 million households in 1996 to 55 million households, representing over 50% of all U.S. households by the year 2002. Furthermore, the number of U.S. households making at least one online purchase is expected to grow from approximately 10 million at the end of 1998 to 36 million at the end of 2002. A Jupiter Communications study showed that households with income over $50,000 had a 46% usage on the internet. This is a favorable correlation with our demographics as approximately 61% of our customers fall in this income bracket.

We believe the Internet will be our primary method of communication with our customer. We have had favorable response including a growth from 2% to 20% of our business from September to December and an average order size of $100.

We recently launched a business-to-business internet site to facilitate ease of ordering for our business-to-business customers as well as to further expand our range of customers in an efficient manner. By offering a direct marketing, e-commerce and business-to-business approach to distribution, we believe that we are maximizing our ability to reach our core customers as well as enhancing our brand.

Our Intellectual Property

Gaiam, Gaiam.com, Harmony, InnerBalance and Living Arts and various product names are subject to trademark or pending trademark applications, of Gaiam or a Gaiam company. We also currently hold various web domain names relating to our brand, including "www.gaiam.com."

Our Competitive Position

We believe that the Lohas industry is characterized by a fragmented supplier and distribution network and we are not aware of a dominant leader. Gaiam's goal is to establish itself as the industry leader.

We believe we compete favorably on all relevant factors in direct marketing and selling to traditional retailers as evidenced by our sales growth. Many of our competitors are larger, have longer operating histories and have greater financial and marketing resources than we have.

Our Employees

As of December 31, 1999, Gaiam and the Gaiam companies employed approximately 150 persons. None of our employees is covered by a collective bargaining agreement.

Item 2.    Properties

Our principal executive offices are located in Boulder County, Colorado. Our main fulfillment center is located in the Cincinnati, Ohio area. This facility houses most of our fulfillment functions. We selected the Cincinnati site after considering the availability and cost of facilities and labor, proximity to major highways, air delivery hubs and support of local government of new businesses. We also believe that Cincinnati is ideal for providing the lowest cost shipping available from a single central point to a customer base that conforms to the overall U.S. population. Approximately 90% of all orders are filled and shipped from the Cincinnati facility. The balance is shipped directly from suppliers.

The following table sets forth certain information relating to our facilities, all of which are leased:

Location               Size               Use                                   Lease Expiration
------------------     --------------     ---------------------------------     ----------------
Boulder County, CO     25,000 sq. ft.     Headquarters and customer service     March 2002
                                          Outlet center                         January 2002
Cincinnati, OH         64,000 sq. ft.     Fulfillment center                    May 2000
Santa Monica, CA       5,000 sq. ft.      Creative staff offices                June 2000

We have options to renew our headquarters lease. We have, due to the growth of our operations, entered into a new fulfillment center lease, which will expand our facility to 208,100 sq. ft. This lease commences on March 1, 2000, and we will be relocating our warehousing and distribution services group to this facility. We believe our facilities, with the additional of the new fulfillment center space, are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as we need it.

Regulatory Matters

There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws such as those governing issues such as intellectual property ownership and infringement, privacy, libel, copyright, trade mark, trade secret, obscenity, personal privacy, taxation, regulation of professional services, regulation of medical devices and the regulation of the sale of other specified goods and services apply to the Internet and Internet advertising. The requirement that we comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products, information and services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition. The adoption of new laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of our online stores or could otherwise materially adversely affect our business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Further, several telecommunications carriers have requested the Federal Communications Commission ("FCC") to regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and online service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could materially adversely affect our business.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from these activities.

Our business is subject to a number of governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, merchandise imported by Gaiam is subject to import and customs duties and, in some cases, import quotas


Item 3.    Legal Proceedings

Gaiam is not a party to any material legal proceedings.



Item 4.    Submission of Matters to a Vote of Security Holders

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

     2.   Approval of Gaiam's 1999 Employee Stock Purchase Plan.

          Votes for:  71,395,000        Against: 0        Abstaining: 0

     3.   Approval of amendments to Gaiam's 1999 Long-Term Incentive Plan.

          Votes for:  71,395,000        Against: 0        Abstaining: 0

                                  MANAGEMENT

Executive Officers And Directors

Our executive officers and directors, their respective ages as of December 31, 1999 and their positions are as follows:

NAME                           AGE     POSITION
--------------------------     ---     ----------------------------------------
Jirka Rysavy (2)                45     Founder, Chairman of the Board and Chief
                                           Executive Officer
Lynn Powers                     50     President, Chief Operating Officer and
                                           Director
Pavel Bouska                    45     Executive Vice President and Chief
                                           Information Officer
Barnet M. Feinblum (1) (2)      52     Director
Barbara Mowry  (1) (2)          51     Director
Paul H. Ray  (1)                60     Director

     (1)  Member of the Compensation Committee
     (2)  Member of the Audit Committee

JIRKA RYSAVY - Founder, Chairman and Chief Executive Officer of Gaiam. He has been Chairman since Gaiam's inception and became the full-time Chief Executive Officer in December 1998. In 1986, Mr. Rysavy founded a corporate supplier he named Corporate Express, and, as its Chairman and Chief Executive Officer until September 1998 he grew it to $4 billion in revenues. Previously, he founded and served as Chairman and Chief Executive Officer of Crystal Market, a health food market, which was sold to Michael Gilliland in 1987 to become the first store of Wild Oats Markets. Until January 2000, Mr. Rysavy was also a director of Whole Foods Markets, Inc.

LYNN POWERS - President, Chief Operating Officer and a director of Gaiam since February 1996. From 1992 to 1996, she was Chief Executive Officer of La Scelta, an importer of natural fiber clothing products. Before that, Ms. Powers was Senior Vice President Marketing/Strategic Development and Vice President Merchandising of Miller's Outpost, a specialty retailer.

PAVEL BOUSKA - Executive Vice President and Chief Information Officer since March 1999. He served as a director of Gaiam from 1991 until August 1999. Prior to joining Gaiam, from June 1988 to March 1999, Mr. Bouska was an officer and one of the founding members of Corporate Express, serving in various positions, including Chief Information Officer and Vice President Information Systems, responsible for system development, information technology, operations, systems conversions and business consolidations. Prior to joining Corporate Express, he was project leader for Software Design & Management, a German software company subsequently acquired by Ernst & Young.

BARBARA MOWRY - Director since completion of the initial public offering in October 1999. Since November 1997, Ms. Mowry has been the President and Chief Executive Officer of Requisite Technology, a business-to-business e-commerce company specializing in the creation and management of electronic content and catalogs. Prior to joining Requisite Technology, Ms. Mowry had been an officer of two Fortune 500 companies, Telecommunications, Inc. from 1995 to 1997, and UAL, Inc. from 1983 to 1990. In 1990, Ms. Mowry founded, and until 1995 served as Chief Executive Officer of, The Mowry Company, a relationship marketing firm focusing on the development of customer relations for businesses. She has an MBA from the University of Minnesota and a BA in Sociology from Miami University.

BARNET M. FEINBLUM - Director since completion of the initial public offering in October 1999. Mr. Feinblum has served as the President and Chief Executive Officer of Horizon Organic Dairy from May 1995 until January 2000, serves as a director since May 1995. From July 1993 through March 1995, Mr. Feinblum was the President of Natural Venture Partners, a private investment company. From August 1976 until August 1993, Mr. Feinblum held various positions at Celestial Seasonings, Inc., including President, Chief Executive Officer, and Chairman of the Board. Mr. Feinblum received a BS degree from Cornell University and a MBA from the University of Colorado.

PAUL H. RAY - Director since completion of the initial public offering in October 1999. Mr. Ray has been Executive Vice President of American LIVES, Inc., a market research and opinion polling firm since November 1986. Prior to joining American LIVES, Mr. Ray was Chief of Policy Research on Energy Conservation at the Department of Energy, Mines and Resources of the Government of Canada from 1981 to 1983. From 1973 to 1981, Mr. Ray was Associate Professor of Urban Planning at the University of Michigan. Mr. Ray holds a B.A. (cum laude) in anthropology from Yale University and a Ph.D. in sociology from the University of Michigan. He is the author of The Integral Culture Survey, which first identified the Cultural Creatives subculture.

Each director serves for a one-year term. Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and officers of Gaiam.

                                    Part II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters

Stock Price History
-------------------

     The Company's Class A common stock has been quoted on the NASDAQ under the symbol "GAIA" since the Company's initial public offering on October 29, 1999. On March 24, 2000, the Company had 1,145 stockholders of record and 5,441,537 shares of $.0001 par value Class A common stock outstanding, and one stockholder and 5,400,000 shares of $.0001 par value Class B common stock outstanding.

     The following table sets forth certain sales price and trading volume data for the Company's Class A common stock for the period indicated:


                                                                 Average
                                                                  Daily
                                 High       Low       Close      Volume
                                 -------    ------    -------    -------
Fiscal 1999 - Fourth Quarter
 Commencing October 29, 1999     $18 1/4    $5 3/8    $15 7/8     58,952

Dividend Policy
---------------

     Gaiam has never declared or paid any cash dividends on its capital stock. Gaiam currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. In addition, our bank credit agreement prohibits payment of any dividends to our shareholders.

Item 6.    Selected Financial and Operating Data

     The selected statement of operations for the years ended December 31, 1997, 1998 and 1999 and balance sheet data as of December 31, 1997, 1998 and 1999 set forth below are derived from Gaiam's audited consolidated financial statements. The audited consolidated financial statements include statements of operations for the years ended December 31, 1997, 1998 and 1999, and balance sheets as of December 31, 1998 and 1999. These financial statements appear elsewhere in this Form 10-K. The selected statement of operations for the years ended December 31, 1995 and 1996 and balance sheet data as of December 31, 1995 and 1996 set forth below are derived from Gaiam's audited consolidated financial statements. The historical operating results are not necessarily indicative of the results to be expected for any other period. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Gaiam's consolidated financial statements and related notes, included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
                 (Amounts in thousands, except per share data)

                                                                    Year Ended December 31,
                                            ----------------------------------------------------------------------
                                              1999           1998           1997           1996        1995
                                            -------        -------        -------        -------     -------
Statement of Operations Data
Net revenues                                $45,725        $30,739        $19,898        $14,801     $ 6,696
Cost of goods sold                           18,176         13,174          8,462          6,762       2,943
                                            -------        -------        -------        -------     -------
Gross profit                                 27,549         17,565         11,436          8,039       3,753
Selling, operating, general
  and administrative expenses                25,425         16,580         12,002         10,471       4,157
                                            -------        -------        -------        -------     -------
Operating income (loss)                       2,124            985           (566)        (2,432)       (404)
Other income (loss) (1)                         606            388          1,583          2,984       1,029
                                            -------        -------        -------        -------     -------
Income before income taxes and
   minority interest                          2,730          1,373          1,017            552         625
Income taxes                                  1,063            251            363            212         238
Minority interest                               (51)           262              -              -           -
                                            -------        -------        -------        -------     -------
Net income                                  $ 1,718        $   860        $   654        $   340     $   387
                                            =======        =======        =======        =======     =======
Net income per share:
   Basic                                      $0.20          $0.11          $0.08          $0.04       $0.05
   Diluted                                    $0.19          $0.11          $0.08          $0.04       $0.05
                                            =======        =======        =======        =======     =======
Shares outstanding:
   Basic                                      8,785          8,073          8,040          8,040       8,040
   Diluted                                    9,119          8,119          8,040          8,040       8,040



                                                                        December 31,
                                            ----------------------------------------------------------------------
                                              1999           1998           1997           1996        1995
                                            -------        -------        -------        -------     -------
Balance Sheet Data
Cash                                        $ 3,877        $ 1,410        $ 1,612        $   380      $  419
Securities available-for-sale (2)                 -          1,634          4,828             56          71
Working capital (deficiency)                  5,911            (81)         5,226         (1,838)        192
Total assets                                 27,260         16,677         10,774          6,256       2,476
Long-term debt (net of current maturities)    2,109            299             42             89           -
Stockholders' equity (2)                     14,951          3,661          4,736            920         580

(1) Other income in 1995, 1996, 1997, 1998 and 1999 primarily reflects income from sale of securities available-for-sale.
(2) Securities valued at cost in 1995, and at fair market value in 1996, 1997 and 1998.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

Overview
--------

     Gaiam is a lifestyle company, which caters to consumers who value the environment, a sustainable economy, healthy lifestyles and personal development. Gaiam was incorporated in Colorado in 1988 as a distributor of earth-friendly products. In 1995, Gaiam began to expand nationally. From 1996 to 1999, our revenues increased from $14.8 million to $45.7 million, representing a compound annual growth rate of approximately 45.6%, including a 48.8% increase during the last fiscal year.

     Gaiam's business model is evolving as evidenced by the increase in the percentage of our revenues attributable to our business-to-business segment and the successful launch of our e-commerce site. During 1998, business-to-business revenues accounted for approximately 13% of all revenues, while in 1999, this segment's revenues increased to approximately 24% of total revenue. Since its inception in September 1999, Gaiam's e-commerce site has generated approximately $2.1 million in revenues. In addition, Gaiam's gross margin continues to increase as a result of developing more private brand merchandise, on which we have better margins, and negotiating better pricing from our vendors due to volume discounts. However, the competitive nature of the Internet may cause retail price reductions, and thus affect our gross margin in the future.

     In 1998, we acquired 67% of Healing Arts Publishing, LLC, dba Living
Arts. Living Arts produces and sells yoga and other mind-body-spirit informational videos and products. During 1999, Gaiam acquired the remaining 33% interest in Living Arts.

Results of Operations
---------------------

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                                 For the Year Ended December 31,

                                                     1999       1998       1997
                                                    ------     ------     ------
Net revenue                                         100.0%     100.0%     100.0%
Cost of goods sold                                   39.8%      42.9%      42.5%
                                                    ------     ------     ------
Gross profit                                         60.2%      57.1%      57.5%
Expenses:
  Selling and operating                              48.8%      46.1%      52.4%
  Corporate, general and administrative               6.7%       7.8%       7.9%
                                                    ------     ------     ------
Total expenses                                       55.5%      53.9%      60.3%
                                                    ------     ------     ------
Income (loss) from operations                         4.7%       3.2%      -2.8%
Other income (expense), net                           1.3%       1.3%       8.0%
                                                    ------     ------     ------
Income before income taxes and minority interest      6.0%       4.5%       5.2%
Provision for income taxes                            2.3%       0.8%       1.8%
Minority interest in net income of consolidated
   subsidiary, net of tax                            -0.1%       0.9%       0.0%
                                                    ------     ------     ------
Net income                                            3.8%       2.8%       3.4%
                                                    ======     ======     ======



Year ended December 31, 1999 compared to year ended December 31, 1998
---------------------------------------------------------------------

     Revenues increased 48.8% to $45.7 million in 1999 from $30.7 million in 1998. This revenue growth was primarily attributable to acquisitions. The Company's internal growth rate was 18.1% for fiscal 1999. Business-to-business revenues grew 49.4% to $11.2 million in 1999 compared to $7.5 million in 1998. The commencement of e-commerce sales in September 1999 resulted in $2.1 million of revenues, with $2.0 million recognized during the fourth quarter.

     Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased 56.8% to $27.5 million in 1999 from $17.6 million in 1998. As a percentage of revenues, gross profit increased to 60.2% in 1999 from 57.1% in 1998. This was primarily attributable to increases in sales of proprietary or private-labeled branded products, on which Gaiam has better margins than other products, and continued better pricing from vendors due to increased volume.

     Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses increased 57.5% to $22.3 million in 1999 compared to $14.2 million in 1998. As a percentage of revenues, selling and operating expenses increased to 48.8% in 1999 from 46.1% in 1998, as a result of the increased emphasis on revenue growth, particularly in the business-to-business and e-commerce sectors, and the sourcing, development and branding of our proprietary products, which resulted in increased gross profit percentages.

     Corporate, general and administrative expenses increased to $3.1 million in 1999 compared to $2.4 million in 1998. As a percentage of revenues, general and administrative expenses decreased to 6.7% in 1999 from 7.8% in 1998.

     Operating income, as a result of the factors described above, increased 115.7% to $2.1 million for 1999 from $984,843 in 1998.

     Other income, comprised primarily of gains on sales of marketable securities and interest expense, increased to $605,865 in 1999 from $388,491 in 1998. This change is primarily due to an increase in the number of shares of securities sold during 1999, and was partially offset by higher interest expense due to borrowings, and other extraordinary expenses associated with the initial public offering, the acquisition of the minority interest in Living Arts, and expenses associated with moving its warehousing and distribution center.

     Minority interest expense decreased to a negative $50,858 for 1999 compared to $261,598 in 1998. The majority of this amount represents our former minority partner's one-third interest in the Living Arts losses, net of tax. During 1998, minority interest of $261,598 represented the 33% Living Arts minority interest, net of tax, for the period September 14, 1998 through December 31, 1998.

     Income tax provision grew to $1.0 million in 1999, as compared to $251,955 in 1998. The decrease in the effective tax rate to 18.4% of pre-tax net income for 1998 was primarily due to a one-time tax benefit related to the 1998 settlement of a Living Arts legal judgment incurred prior to Gaiam's ownership.

     Net income, as a result of the factors described above, increased 99.9% to $1.7 million for 1999 from $859,781 for 1998.


Year ended December 31, 1998 compared to year ended December 31, 1997
---------------------------------------------------------------------

     Revenues increased 54.5% to $30.7 million in 1998 from $19.9 million in 1997. This revenue growth was primarily attributable to the acquisitions of Living Arts and InnerBalance. Additionally, internal growth of 20% resulted from additional purchases made by Gaiam's current customers and growth in our customer base.

     Gross profit increased 53.6% to $17.6 million in 1998 from $11.4 million in 1997. As a percentage of revenues, gross profit decreased to 57.1% in 1998 from 57.5% in 1997. This reflects a change in sales mix due to the acquisition of Living Arts, which had generally lower margin products than that of our other operations.

     Selling and operating expenses increased 36% to $14.2 million in 1998 from $10.4 million in 1997, due to increases in revenues. As a percentage of revenues, selling and operating expenses decreased to 46.1% from 52.4%. This decrease in selling and operating expenses as a percentage of revenues was primarily due to increased operating efficiencies.

     Corporate, general and administrative expenses increased 52% to $2.4 million in 1998 from $1.6 million in 1997, primarily as a result of initiatives to support our growth. As a percentage of revenues, those expenses decreased to 7.8% from 7.9% of revenues.

     Other income, which is primarily comprised of gains on sales of marketable securities and interest expense, decreased to $388,491 in 1998 from $1.6 million in 1997, largely due to a decrease in the sales of marketable securities during 1998 as compared to 1997.

     Provision for income tax provision represented 18.3% of our pre-tax income in 1998, as compared to 35.7% in 1997. The decrease in the effective tax rate was primarily due to a one-time tax benefit related to the 1998 settlement of a Living Arts legal judgment incurred prior to Gaiam's ownership.

     Minority interest of $261,598 for 1998 was deducted from the consolidated financial results to account for the minority interest in Living Arts.

     Net income, as a result of the factors described above, increased 31.4% to $859,781 in 1998 compared to $654,312 in 1997.

Quarterly and Seasonal Fluctuations
-----------------------------------

     The following table sets forth our unaudited quarterly results of operations for each of the of quarters in 1998 and 1999. In management's opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.



                                                  Fiscal 1999
                                       First    Second     Third    Fourth
                                      Quarter   Quarter   Quarter   Quarter
                                      -------   -------   -------   -------
                                    (in thousands, except for per share data)

Net revenue                           $9,495    $ 8,068   $10,288   $17,874
Gross profit                           5,639      4,849     6,222    10,839
Operating income (loss)                  110       (294)      393     1,915
Net income                               106         72       551       989
Net income per share                  $ 0.01    $  0.01   $  0.06   $  0.10
Weighted average shares outstanding    8,215      8,420     8,826    10,633

                                                  Fiscal 1998
                                       First    Second     Third    Fourth
                                      Quarter   Quarter   Quarter   Quarter
                                      -------   -------   -------   -------
                                    (in thousands, except for per share data)

Net revenue                           $ 5,300   $ 5,175   $ 5,987   $14,277
Gross profit                            3,012     3,049     3,538     7,966
Operating income (loss)                    98        77       200       610
Net income                                 24        15       395       426
Net income per share                  $     -   $     -   $  0.05   $  0.05
Weighted average shares outstanding     8,040     8,040     8,040     8,073


Note: The aggregate of certain of the above amounts differs from that reported for the the full fiscal year due to the effects of rounding.

       Quarterly fluctuations in Gaiam's revenues and operating results are due to a number of factors, including the timing of new product introductions and mailings to customers, advertising, acquisitions (including costs of acquisitions and expenses related to integration of acquisitions), competition, pricing of products by vendors and expenditures on our systems and infrastructure. The impact on revenue and operating results, due to the timing and extent of these factors, can be significant. Our sales are also affected by seasonal influences. On an aggregate basis, Gaiam experiences strongest revenues and net income in the fourth quarter due to increased holiday spending.

Liquidity and Capital Resources
-------------------------------

       Gaiam's capital needs arise from workings capital required to fund our operations, capital expenditures related to expansions and improvements to Gaiam's infrastructure, development of e-commerce, and funds required in connection with the acquisitions of new businesses and its anticipated future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam's product offerings, the ability to expand Gaiam's customer base, the cost of ongoing upgrades to its product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors. The timing and amount of these capital requirements cannot accurately be predicted. Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions.

       Prior to our initial public offering, Gaiam had funded its operations and acquisitions primarily through bank loans, private placements of shares and subordinated debentures, and sales of marketable securities contributed to Gaiam by Gaiam's founder, Mr. Rysavy. During 1996 and 1997, we had operating losses, which were offset primarily by sales of the marketable securities contributed by Mr. Rysavy.

       During 1998, we raised approximately $1.2 million from private placements ($575,000 for 160,000 shares and $550,000 in debentures). During the first six months of 1999, Gaiam raised an additional $1.45 million from the private placement of 331,429 shares of Class A common stock and $1.425 million in debentures. The privately placed shares were sold at $4.375 per share, and the 8% convertible debentures matured on the earlier of one year after the date of the debenture or the closing date of the initial public offering. In October 1999, we repaid $500,000 of the convertible debentures and, simultaneous with the closing of the initial public offering, converted the remaining $1.475 million in debentures to 295,000 shares of Class A common stock.


       Gaiam's initial public offering of 1,705,000 shares of Class A common stock at $5.00 per share was completed in October 1999. Simultaneous with this offering, Gaiam converted $1.475 million in debentures to 295,000 shares of common stock, resulting in a total issuance of 2,000,000 shares. The offering's underwriters also exercised their overallotment option for 102,861 additional shares during

November 1999. Net proceeds to Gaiam, after deducting all commissions and expenses associated with the offering, were $6.1 million.

       Gaiam is party to revolving line of credit agreements with Norwest
Bank, which extend through December 31, 2001. The credit agreements permit borrowing up to $3 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. These borrowings are secured by a pledge of Gaiam's assets. Principal repayment of amounts borrowed under these line of credit agreements are due either when the collateral value of Gaiam's accounts receivable and inventory drops below prescribed levels or upon maturity of the agreements, whichever occurs first. Borrowings under the Norwest credit agreements bear interest at the prime rate plus 1%. The Norwest credit agreements contain various financial covenants and also prohibit Gaiam from paying dividends to its shareholders.

       Gaiam's operating activities used net cash of $4.4 million during 1999 and provided $759,205 of net cash in 1998. Gaiam's net cash used in operating activities for 1999 arose primarily from increases in accounts receivable ($2.1 million) associated with growth in the business-to-business segment, increased inventories of $1.2 million correlating to increased business volumes, and $1.3 million to produce additional Living Arts video titles. Net cash provided during 1998 was primarily a result of Gaiam's net income.

       Gaiam's investing activities used cash of $2.6 and $1.1 million during 1999 and 1998, respectively. During 1999, Gaiam generated $2.5 million from the sale of marketable securities and used $2.7 million primarily for its acquisitions. Gaiam also used $2.2 million primarily to expand and upgrade the e-commerce, computer and telecommunications systems. During 1998, Gaiam used cash to purchase a majority interest in Living Arts.

       During 1999, Gaiam's financing activities generated $9.5 million in net cash, primarily from the initial public offering. During 1998, Gaiam's financing activities generated $175,300, which resulted from the private placement of shares and debentures, net of the reduction in other outstanding debt.

       As Gaiam continues to expand its both its direct-to-consumer and business-to-business e-commerce presence, we anticipate making additional, significant investments in web site design and technology, and, with additional planned business growth, will be investing in additional distribution capacity.

       We believe our available cash, cash expected to be generated from operations, and borrowing capabilities will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

       In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the Lohas industry. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

       We do not believe that any of our financial instruments have significant risk associated with market sensitivity.

Item 8.  Financial Statements and Supplementary Data

           Index to Financial Statements


Report of Independent Auditors...................  1

Consolidated Financial Statements

Consolidated Balance Sheets......................  2
Consolidated Statements of Income................  3
Consolidated Statements of Stockholders' Equity..  4
Consolidated Statements of Cash Flows............  5
Notes to Consolidated Financial Statements.......  6

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and
Board of Directors
Gaiam, Inc.

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaiam, Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           ---------------------
                                                           /s/ Ernst & Young LLP


Denver, Colorado
March 3, 2000

                                  GAIAM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          December 31
Assets                                             1999                 1998
                                               ---------------------------------
Current assets:
  Cash and cash equivalents                    $ 3,877,465          $ 1,409,939
  Securities available-for-sale                          -            1,633,905
  Accounts receivable, net of allowance for
    doubtful accounts of $158,292 in 1999
    and $67,915 in 1998                          4,326,594            2,579,927
  Accounts and notes receivable, other             573,450               23,346
  Inventory, less allowances                     4,555,436            3,393,712
  Income tax receivable                            182,474                    -
  Deferred advertising costs                     2,176,325            1,757,845
  Other current assets                             393,330              283,836
                                               ---------------------------------
Total current assets                            16,085,074           11,082,510

Property and equipment, net                      3,168,183            1,079,694
Capitalized production costs, net                1,636,706              672,438
Video library, net                               4,792,456            3,543,764
Goodwill, net                                    1,239,507               36,585
Other assets                                       337,759              261,521
                                               ---------------------------------
Total assets                                   $27,259,685          $16,676,512
                                               =================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                             $ 7,618,344           $ 6,900,492
  Accrued liabilities                            1,734,310             1,456,338
  Accrued royalties                                725,541               804,772
  Capital lease obligations, current                95,844                42,261
  Margin loan payable                                    -               575,288
  Convertible debentures                                 -               550,000
  Income taxes payable                                   -               242,271
  Deferred tax liability                                 -               592,566
                                               ---------------------------------
Total current liabilities                       10,174,039            11,163,988

Deferred tax liability                                   -                59,809
Capital lease obligations, long-term               209,074                25,588
Convertible debenture                                    -               273,051
Line of credit                                   1,900,000                     -
Minority interest                                   26,030             1,492,941

Stockholders' equity:
  Class A common stock, $.0001 par value,
    92,965,000 shares authorized, 5,441,537
    and 1,165,000 shares issued and outstanding
    at December 31, 1999 and 1998, respectively        544                   117
  Class B common stock, $.0001 par value,
    7,035,000 shares authorized, 5,400,000
    and 7,035,000 shares issued and
    outstanding at December 31, 1999
    and 1998, respectively                             540                   704
  Additional paid-in capital                    11,038,551               377,634
  Deferred compensation                           (106,992)                    -
  Accumulated other comprehensive income                 -               983,126
  Retained earnings                              4,017,899             2,299,554
                                               ---------------------------------
Total stockholders' equity                      14,950,542             3,661,135
                                               ---------------------------------
Total liabilities and stockholders' equity     $27,259,685           $16,676,512
                                               =================================

                            See accompanying notes.

                                  GAIAM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                        Years ended December 31
                                                              1999                1998                1997
                                                     -----------------------------------------------------------
Net revenue                                                  $45,724,662         $30,738,540         $19,897,690
Cost of goods sold                                            18,175,787          13,173,536           8,462,151
                                                     -----------------------------------------------------------
Gross profit                                                  27,548,875          17,565,004          11,435,539

Expenses:
 Selling and operating                                        22,337,950          14,186,215          10,427,258
 Corporate, general and administration                         3,086,514           2,393,946           1,574,770
                                                     -----------------------------------------------------------
Total expenses                                                25,424,464          16,580,161          12,002,028
                                                     -----------------------------------------------------------
Income (loss) from operations                                  2,124,411             984,843            (566,489)

Other income (expense):
 Realized gains on sales of securities
  and other (see Note 3)                                         971,159             696,992           1,820,034
 Interest expense                                               (365,294)           (308,501)           (236,699)
                                                     -----------------------------------------------------------
Other income (expense)                                           605,865             388,491           1,583,335
                                                     -----------------------------------------------------------
Income before income taxes and minority
 interest                                                      2,730,276           1,373,334           1,016,846

Provision for income taxes                                     1,062,789             251,955             362,534
Minority interest in net income (loss) of
 consolidated subsidiary, net of tax                             (50,858)            261,598                   -
                                                     -----------------------------------------------------------
Net income                                                   $ 1,718,345         $   859,781         $   654,312
                                                     ===========================================================
Net income per share:
 Basic                                                             $0.20               $0.11               $0.08
 Diluted                                                           $0.19               $0.11               $0.08

Shares used in computing net income per share:
 Basic                                                         8,785,205           8,072,877           8,040,000
 Diluted                                                       9,119,108           8,118,791           8,040,000


                            See accompanying notes.

                                  GAIAM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                              Accumulated
                                    Class A           Class B       Additional                   Other
                                  Common Stock      Common Stock     Paid-in     Deferred    Comprehensive    Retained
                                 Shares   Amount   Shares   Amount    Capital   Compensation     Income       Earnings     Total
                               ----------------- ----------------- ------------ ------------ -------------- ----------- -----------
Balance at December 31, 1996   1,005,000    $101 7,035,000   $ 704  $   133,833  $      -      $ 6,764,758  $   785,461 $ 7,684,857
Comprehensive income (loss):
 Net income                            -       -         -       -            -         -                -      654,312     654,312
 Decrease in fair
    market value of
    securities available
    for sale, net of
    reclassification
    adjustment (see
    Note 1), net of tax
    of $1,628,529                      -       -         -       -            -         -       (3,603,495)           -  (3,603,495)
                                                                                                                        -----------
Total comprehensive loss               -       -         -       -            -         -                -            -  (2,949,183)
                               ----------------- ----------------- ------------ ------------ -------------- ----------- -----------
Balance at December 31, 1997   1,005,000    $101  7,035,000   $704  $   133,833         -      $ 3,161,263  $ 1,439,773 $ 4,735,674

Issuance of common stock         160,000      16          -      -      574,984         -                -            -     575,000

Return of capital to
    shareholder through
    purchase of Inner
    Balance, Inc.                      -       -          -      -     (331,183)        -                -            -   (331,183)

Comprehensive income (loss):
 Net income                            -       -          -      -            -         -                -      859,781    859,781
  Decrease in fair
    market value of
    securities available
    for sale, net of
    reclassification
    adjustment (see
    Note 1), net of tax
    of $618,578                        -       -          -      -            -         -       (2,178,137)           -  (2,178,137)
                                                                                                                        -----------
Total comprehensive loss                                                                                                 (1,318,356)
                               ----------------- ----------------- ------------ ------------ -------------- ----------- -----------
Balance at December 31, 1998   1,165,000     117  7,035,000    704      377,634         -          983,126    2,299,554   3,661,135

Issuance of common stock         331,429      32          -           1,449,968         -                -            -   1,450,000

Shares issued in
    connection with IPO,
    including the
    underwriter's
    overallotment              1,807,861     181          -      -    6,142,007         -                -            -   6,142,188

Issuance of common stock
    in conjunction
    with acquisitions and
    share conversion           1,842,247     185 (1,635,000)  (164)   1,593,971  (106,992)               -            -   1,487,000

Shares issued in
    connection with
    conversion
    of debt                      295,000      29          -      -    1,474,971         -                -            -   1,475,000

Comprehensive
    income (loss):
 Net income                                                                                                   1,718,345   1,718,345
 Decrease in fair market value
    of available for sale
    securities, net of
    reclassification
    (see Note 1)                       -       -             -        -                 -         (983,126)             -  (983,126)
                                                                                                                        -----------
Total comprehensive inome                                                                                                   735,219
                               ----------------- ----------------- ------------ ------------ -------------- ----------- -----------
 Balance at December 31, 1999  5,441,537    $544 5,400,000     540 $ 11,038,551 $(106,992)   $           -  $ 4,017,899 $14,950,542
                               ================= ================= ============ ============ ============== =========== ===========

                            See accompanying notes.

                                  GAIAM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Years ended December 31
                                                                          1999              1998              1997
                                                                   ----------------------------------------------------
Operating activities
Net income                                                              $ 1,718,345       $   859,781       $   654,312
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation                                                              391,000           240,431           241,985
  Amortization                                                              671,992            85,466             2,785
  Interest expense added to principal of margin loan                         16,513           116,158           175,562
  Minority interest in consolidated subsidiary                              (50,858)          261,598                 -
  Realized gains on sales of securities and property and
   equipment                                                             (2,516,110)         (691,137)       (1,902,802)
  Deferred tax expense                                                      (53,718)            9,684            50,832
  Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                 (2,116,421)       (1,646,282)          (62,317)
     Inventory                                                           (1,161,724)         (591,519)           (4,536)
     Deferred advertising costs                                            (418,480)         (243,630)         (371,840)
     Capitalized production costs                                        (1,342,945)         (212,361)                -
     Prepaid asset                                                         (109,494)            8,527           (55,982)
     Other assets                                                            41,615          (266,757)            1,839
             Accounts payable                                               717,852         2,569,358          (267,316)
     Accrued liabilities                                                    198,741           329,672          (133,528)
     Income taxes payable                                                  (424,745)          (69,784)          390,521
                                                                   ----------------------------------------------------
Net cash provided by (used in) operating activities                      (4,438,437)          759,205        (1,280,485)
                                                                   ----------------------------------------------------


Investing activities
Purchase of property, equipment and other assets                         (2,212,961)         (134,378)         (157,987)
Proceeds from the sale of property and equipment                                  -            32,090         1,440,409
Proceeds from the sale of securities available-for-sale                   2,548,310           477,500         1,931,250
Payments for acquisitions, net of assets acquired                        (2,740,703)       (1,656,611)                -
Payments (borrowings) on notes receivable                                  (180,350)          145,040           361,259
                                                                   ----------------------------------------------------
Net cash provided by (used in) investing activities                      (2,585,704)       (1,136,359)        3,574,931
                                                                   ----------------------------------------------------
Financing activities
Principal payments on capital leases                                        (60,671)          (49,699)          (40,989)
Proceeds from issuance of common stock                                    2,875,002           575,000                 -
Net proceeds from initial public offering                                 6,142,188                 -                 -
Proceeds from convertible debt                                                    -           549,999                 -
Net proceeds from (payments on) borrowings                                  535,148          (900,000)       (1,021,875)
                                                                   ----------------------------------------------------
Net cash provided by (used in) financing activities                       9,491,667           175,300        (1,062,864)
                                                                   ----------------------------------------------------

Net change in cash and cash equivalents                                   2,467,526          (201,854)        1,231,582
Cash and cash equivalents at beginning of year                            1,409,939         1,611,793           380,211
Cash and cash equivalents at end of year                                $ 3,877,465       $ 1,409,939       $ 1,611,793
                                                                   ====================================================
Supplemental cash flow information
Interest paid                                                           $   348,580       $   126,025       $   237,147
Income taxes paid                                                         1,541,253           312,100
Common stock issued for acquisitions                                    $ 1,487,000                 -                 -
Common stock issued for convertible debt                                  1,425,000                 -                 -
Fixed assets acquired under capital lease                                   297,740                 -                 -

                            See accompanying notes.

                                  GAIAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

Organization

Gaiam, Inc. (the "Company") was incorporated under the laws of the State of Colorado on July 7, 1988. Gaiam is a lifestyle company providing information, goods, and services to customers who value the environment, a sustainable economy and healthy lifestyles.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which ownership is greater than 50% and considered to be under the control of the Company. All material intercompany accounts and transaction balances have been eliminated in consolidation.


Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include demand deposit accounts with financial institutions and all highly liquid investments.


Securities Available-for-Sale

Securities available-for-sale consist of equity securities and are recorded at market value. All unrealized gains or losses, net of tax, are recorded as a separate component of stockholders' equity.


Provision for Doubtful Accounts

The Company records a provision for doubtful accounts for all receivables not expected to be collected.


Inventory

Inventory, consisting of finished goods is stated at the lower of cost (first-in, first-out method) or market.


Deferred Advertising Costs

Deferred costs primarily relate to preparation, printing and distribution of catalogs. Such costs are deferred for financial reporting purposes until the catalogs are distributed, then amortized over succeeding periods (not to exceed seven months) on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs incurred were $10.1 million, $7.1 million and $4.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases.

Depreciation of property and equipment is computed on the straight-line method over estimated useful lives (generally five to ten years). Property and equipment purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

Capitalized Production Costs

Capitalized production costs include costs incurred to produce informational videos marketed by the Company to retail marketers and direct-mail customers. These costs are deferred for financial reporting purposes until the videos are released, then amortized over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate. Accumulated amortization at December 31, 1999 and 1998 was $1.3 million and $927,331, respectively.

Long-Lived Assets

The carrying values of intangible and other long-lived assets are reviewed quarterly to determine if any impairment indicators are present. To date, no such impairment has been indicated. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair market value.

Accrued Royalties

The Company has various royalty agreements with instructors and artists requiring royalty payments of specified product sales based upon unit sales, or upon a specified minimum royalty amount. Payments are made quarterly and semi-annually.

Income Taxes

The Company provides for income taxes pursuant to the liability method as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.

Revenues

The Company recognizes revenue at the time merchandise is shipped to the customer. Amounts billed to customers for postage and handling charges, which approximate $3.0 million for 1999, $2.2 million for 1998, and $1.7 million for 1997, are recognized as revenue at the time that the revenues on the product shipments are recognized. The Company provides a reserve for expected future returns at the time the sale is recorded based upon historical experience.

The Company's sales are attributable mainly to sales within the U.S., with a very small percentage, less than 1% of sales, to international customers. No customer represented more than 5% of sales for any of the years ended December 31, 1999, 1998 and 1997. The Company generally does not require collateral.

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, securities available-for-sale, accounts receivable, payables and debt obligations. The carrying values of these financial instruments as reported in the accompanying balance sheets are assumed to approximate their fair value.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.


Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. In 1995, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FASB No. 123"), was issued, whereby companies may elect to account for stock-based compensation using a fair value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. FASB No. 123 requires the companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied.


Defined Contribution Plan

In 1999, the Company adopted a defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, additional matching contributions to the 401(k) plan by the Company on behalf of all participants in the 401(k) plan. To date, the Company has not made any matching contributions to the 401(k) plan.


Reporting Comprehensive Income

On January 1, 1998, the Company adopted the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting on Comprehensive Income ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of comprehensive income that the Company has is unrealized gains (losses) on securities available-for-sale. The reclassification adjustment for gains included in net income for 1997 net of tax of $1.6 million include unrealized gains of $2.3 million and net realized gains of $1.3 million. The reclassification adjustment for gains and losses included in net income for 1998, net of tax of $618,578 include unrealized losses of $1.8 million and net realized gains of $427,813. The reclassification adjustment for gains and losses included in net income for 1999 include unrealized losses of $2.6 million and net realized gains of $1.6 million.

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Earnings Per Share

Basic earnings per share excludes any dilutive effects of options, warrants and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. All earnings per share amounts for all periods have been presented and conform to the Statement No. 128 requirements.


The following table sets forth the computation of basic and diluted earnings per share:

                                                                  1999               1998               1997
                                                          ---------------------------------------------------------

Numerator for basic earnings per share                             $1,718,345         $  859,781         $  654,313

Effect of Dilutive Securities:
 8% convertible debentures                                             56,401             19,234                  -
                                                          ---------------------------------------------------------

Numerator for diluted earnings per share                           $1,774,746         $  879,015         $  654,313
                                                          =========================================================
Denominator:
Weighted average shares for basic
     earnings per share                                             8,785,205          8,072,877          8,040,000

Effect of Dilutive Securities:
   Weighted average of common stock, stock
  options, warrants and convertible debentures                        333,903             45,915                  -
                                                          ---------------------------------------------------------

Denominators for diluted earnings per share                         9,119,108          8,118,792          8,040,000
                                                          =========================================================

Net income per share--basic                                        $     0.20         $     0.11         $     0.08
Net income per share--diluted                                      $     0.19         $     0.11         $     0.08


New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because it does not currently hold any derivative instruments.

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions

In September 1998, the Company acquired a 67% ownership in a newly formed entity, Healing Arts Publishing, LLC (dba Living Arts) for $2.5 million in cash. Healing Arts Publishing, Inc., which produced and distributed exercise and relaxation videos and sold environmentally oriented products through its mail order catalogs and through sales to retailers, contributed the majority of its assets and certain liabilities to Living Arts in exchange for a 33% membership interest. During 1999, the Company acquired the remaining 33% minority interest in Living Arts (effective July 1999) and a 50.1% majority interest in an environmental products provider (effective November 1999) for a total of $2.3 million in cash and 207,247 shares of the Company's Class A common stock. These acquisitions were accounted for using the purchase method and the results from operations for the environmental products provider are included in the consolidated financial statements of the Company from the effective acquisition date. The Living Arts video library, which was acquired by the Company as part of these transactions, is being amortized using the straight-line method over a period of 15 years. Goodwill, which represents the excess of the purchase price over the fair value of tangible assets acquired, is being amortized on a straight-line basis over a period of 20 years.

3. Securities Available-for-Sale

Securities available-for-sale consisted of shares of common stock from one issuer. At December 31, 1998, the cost and fair value of these securities were $32,200 and $1.6 million, respectively. The fair market value of the shares was determined by using the closing NASDAQ price of the common stock at December 31, 1998. The Company liquidated its portfolio during 1999.

During 1997, the Company sold 150,000 shares of the common stock for $1.9 million to a non-related party, and recognized a gain of $1.9 million on the sale. During 1998, the Company sold 60,000 shares at a market value of $703,125 to a related party and recognized a gain of $696,992 on the sale. During the first and second quarters of 1999, the Company sold 100,000 shares of the common stock for $538,750 to a related party, and recognized a gain of $528,528 on the sale. During the third and fourth quarters of 1999, the Company sold its remaining 215,000 shares of the common stock for $2.5 million to a non-related party and recognized a gain of $2.5 million on the sale.

4. Property and Equipment

Property and equipment, stated at cost, consists of the following:

                                                               Deember 31,
                                                      1999                   1998
                                                   ---------------------------------

Furniture, fixtures and equipment                  $  805,182             $  614,804
Leasehold improvements                                333,747                288,324
Website development (including construction-
    in-process costs)                               1,600,728                      -
Computer/telephone equipment                        1,632,065                965,449
Warehouse equipment                                   222,329                210,033
                                                  ----------------------------------
                                                    4,594,051              2,078,610
Accumulated depreciation and amortization          (1,425,868)              (998,916)
                                                  ----------------------------------
                                                  $ 3,168,183             $1,079,694
                                                  ==================================

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



The Company has included $1.3 million in web development costs expended for development of a new direct-to-consumer site. These costs are accounted for
                                              -----------------------------
in accordance with SOP 98-1, Accounting for the Costs of Computer Software
--------------------------------------------------------------------------
Developed or Obtained for Internal Use.
---------------------------------------

5. Commitments

At December 31, 1999 and 1998, the Company's property held under capital leases consisted of the following, which is included in property and equipment:

                                                                               December 31,
                                                                        1999                  1998
                                                            -------------------------------------------
     Warehouse equipment                                                 $ 40,229              $ 40,229
     Computer/telephone equipment                                         365,545               130,822
                                                            -------------------------------------------
                                                                          405,774               171,051
     Accumulated amortization                                             (99,189)              (79,777)
                                                                         $306,585              $ 91,274
                                                            ===========================================

The Company leases equipment and office, retail, and warehouse space through capital and operating leases. The following schedule represents the annual future minimum payments, as of December 31, 1999:

                                                          Capital           Operating
                                                         ----------------------------
2000                                                     $ 101,385         $ 580,502
2001                                                        90,560           313,226
2002                                                        82,248            70,167
2003                                                        60,280                 -
                                                         ---------------------------
Total minimum lease payments                               334,473         $ 963,895
                                                         ===========================
Less portion related to interest                           (29,555)
                                                         ---------
Present value of future minimum lease payments             304,918
Less current portion                                       (95,844)
                                                         $ 209,074
                                                         =========

The Company incurred rent expense of $790,393, $646,886 and $508,590 for the years ended December 31, 1999, 1998 and 1997, respectively.


6. Line of Credit

Gaiam is party to revolving line of credit agreements, which extend through December 31, 2001. The credit agreements permit borrowings up to $3 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. Borrowings under these agreements bear interest at the prime rate plus 1% which was 9.50% at December 31, 1999. These borrowings are secured by a pledge of Gaiam's assets, and contain various financial covenants, including prohibiting the payment of cash dividends to its shareholders and requiring the maintenance of certain financial ratios.

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Convertible Debentures

As of December 31, 1998, the Company had $823,051 issued in 8% convertible debentures to three individuals. Of the total outstanding, $323,051 was issued to the President and Chief Executive Officer of the Company. The debentures were payable on the earlier of specified dates or the closing of an initial public offering. Two of the debentures, totaling $773,051 were repaid during 1999, and $50,000 was converted at the initial public offering date and price in to 10,000 shares of Class A common stock.

During 1999, Gaiam issued an additional $1,425,000 in 8% convertible debentures. These debentures were converted at the initial public offering date and price into 285,000 shares of Class A common stock.

8. Income Taxes

The provision for income taxes is comprised of the following:

                                            December 31,
                           1999                  1998                 1997
                 -----------------------------------------------------------------
Current:
 Federal                    $1,006,008              $197,142              $269,919
 State                         156,426                45,129                41,783
                 -----------------------------------------------------------------
                             1,162,434               242,271               311,702

Deferred:
 Federal                       (37,610)               25,852                34,420
 State                         (62,035)              (16,168)               16,412
                 -----------------------------------------------------------------
                               (99,645)                9,684                50,832
                 -----------------------------------------------------------------
Total                       $1,062,789              $251,955              $362,534
                 =================================================================

Variations from the federal statutory rate are as follows:

                                                                                           December 31,
                                                                        1999                  1998                   1997
                                                               -----------------------------------------------------------------
Expected federal income tax expense at
 statutory rate of 34%                                                    $  928,294             $ 466,934              $345,728

Effect of legal judgment - permanent difference                                    -              (251,609)                    -
Effect of other permanent differences                                         40,104                20,276               (16,983)
State income tax expense, net of federal benefit                              94,391                16,354                33,789
                                                               -----------------------------------------------------------------
Income tax expense                                                        $1,062,789             $ 251,955              $362,534
                                                               =================================================================


The legal judgment was a liability acquired in the purchase of a 67% interest in Healing Arts Publishing. This $740,000 liability paid by the Company in 1998 resulted in a permanent tax benefit.

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax liability as of December 31, 1999 and 1998 are as follows:

                                                         December 31,
                                                   1999                 1998
                                         -----------------------------------------


Deferred tax assets:
  Reserve for bad debts                                $ 57,386           $ 26,012
  Capitalized inventory                                  29,777                  -
                                                       --------           --------
                                                         87,163             26,012
Deferred tax liabilities:
  Securities available-for-sale                               -           (618,578)
  Amortization                                           (1,181)            (2,435)
  Depreciation                                          (66,060)           (57,374)
                                                       --------           --------
                                                        (67,241)          (678,387)
                                                       --------           --------
 Deferred tax asset (liability), net                   $ 19,922          $(652,375)
                                                       ========          =========


9. Stockholders' Equity

The Company had warrant certificates outstanding that entitled the holder to warrants to purchase 40,000 shares of common stock at $1.25 per share. The warrants were held by the Company's President and were exercised in December 1998 for $50,000.

The Company has warrant certificates outstanding during the year and at December 31, 1998 that entitled the holder to purchase 24,000 shares of Class A common stock at $.50 per share. The warrant is exercisable during a two-year period beginning January 20, 2002 and ending January 9, 2004.

On September 19, 1998, the Company's shareholders voted to increase the authorized shares of stock, create two classes of common stock and split the existing outstanding shares on a 20,000-to-1 basis. The Class B common stock is owned entirely by the Company's founder and Chief Executive Officer and is restricted as to its sale or transfer. Each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to 10 votes. On October 26, 1999, the Company effected a 2.5-for-1 common stock split. The Company's consolidated financial statements have been restated to reflect these stock splits.

In June 1999, the Company completed a private placement whereby 331,429 shares of Class A common stock were issued at $4.375 per share. A total of $2.0 million in convertible debentures with a stated interest rate of 8% were issued during 1998 and the first six months of 1999. These debentures were convertible automatically upon the closing of the initial public offering into Class A common stock at the initial public offering per share price. A total of $1.5 million of these debentures were converted into 295,000 shares of Class A common stock, and a $500,000 debenture was repaid in cash.

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Gaiam's initial public offering of 1,705,000 shares of Class A common stock at $5.00 per share was completed in October 1999. The underwriters also exercised their overallotment option for 102,861 additional shares during November 1999. Net proceeds to Gaiam, after deducting all commissions and expenses associated with the offering, were $6.1 million.

In November 1999, Gaiam issued 207,247 shares of Class A common stock in lieu of cash payment for acquisitions.

In December 1999, Gaiam's Chief Executive Officer converted 1,635,000 shares of Class B common stock into 1,635,000 shares of Class A common stock.

As of December 31, 1999, the Company had the following Class A common shares reserved for future issuance:

Awards under the 1999 Long-Term Incentive Plan                          890,900
Shares reserved for warrant exercise                                     24,000
                                                        -----------------------
Total shares reserved for future issuance                               914,900
                                                        =======================

10. Stock Option Plans

On June 1, 1999, the Company adopted the 1999 Long-Term Incentive Plan ("the Plan"), which provides for the granting of options to purchase up to 1.6 million shares of the Company's common stock. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Plan. Employees of the Company and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the plan, which shall terminate no later than June 1, 2009. These option grants vest, starting in month eleven, at 2% each month over a fifty-month period. Options outstanding under the Company's plan have been granted at prices, which were either equal to the market value of the stock on the date of grant. The Company allows non-employees to participate in the Plan. The accounting for the options granted to these individuals is in accordance with SFAS No. 123.

A summary of stock option activity and weighted average exercise prices for the year ended December 31, 1999 follows:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                      Options             Price
                                                  ---------------   ---------------
Outstanding at beginning of year                         --                --
Granted:
    Price equal to fair value                             851,200            $ 4.51
    Price less than fair value                             39,700            $ 7.18
Exercised                                                      --                --
Forfeited                                                      --                --
                                                  ---------------------------------
Outstanding at end of year                                890,900            $ 6.10
Exercisable at end of year                                     --                --

Weighted-average fair value of options
  granted during the year:
    Price equal to fair value                                                $ 1.85
    Price less than fair value                                               $11.21

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


As the Company implemented this stock option plan during 1999, no options were vested as of December 31, 1999. Therefore, the Company did not have any stock exercisable at the end of the year. A summary of stock options outstanding as of December 31, 1999, follows:

                                               Weighted
                                               average                Weighted
    Range of               Number             remaining               average
exercise prices          outstanding         life (years)          exercise price
---------------          -----------         ------------          --------------
 $4.00 - $4.99             676,700                6.42                  $4.38
 $5.00 - $5.99             174,500                6.81                  $5.00
 $7.00 - $7.99              39,700                6.90                  $7.18

The maximum number of shares reserved for use in all company restricted stock and stock incentive plans totals approximately 1.6 million. No stock options have expired to date.

The Company applies Accounting Principles Board Opinion No. 25 (APB No. 25) in accounting for its plan. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income from options issued under the company's stock option plan. Had compensation cost for the Company's stock-based compensation plans been determined under the fair value methodology for determining compensation cost under SFAS No. 123, the Company's net earnings and earnings per share for the year ended December 31, 1999, would have been as follows:

Net earnings:
     As reported                                            $1,718,345
     Pro forma                                              $1,599,102
Net earnings per common share:
     As reported                                            $     0.20
     Pro forma                                              $     0.18
Fully diluted net earnings per common share:
     As reported                                            $     0.19
     Pro forma                                              $     0.18

In estimating the pro forma compensation expense for each equity award granted during the year, the Company used the Black Scholes option pricing model, a risk-free interest rate in a range of 5.78% to 6.24%, expected dividend yield of zero, expected option lives of 4 years, and expected volatility of 1.29. The estimated pro forma compensation cost resulting in the pro forma net income and earnings per share may not be representative of actual results had the Company accounted for equity awards using the fair-value-based method.

The Company recorded aggregate deferred compensation of $106,992 in 1999. The amounts recorded represent the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted during 1999. Options granted below fair market value and the associated weighted average exercise price per share were 39,700 and $6.11 during the year ended December 31, 1999. The amortization of deferred compensation is charged to operations over the vesting period of the options, which is typically four years. No amortization was recognized in 1999.

                                  GAIAM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party Transactions

In 1997, the Company entered into a fulfillment agreement with InnerBalance Health, publisher of a natural health catalog, (a related party under common ownership with the Chief Executive Officer of the Company) to provide customer sales, service, warehousing and distribution services. The Company billed $99,402 and $33,066 under this contract for 1998 and 1997, respectively. On October 1, 1998, the Company acquired all of the stock and net assets of InnerBalance Health, Inc. As these were companies under common control, the Company accounted for the purchase using historical cost. Therefore, the excess of the purchase price of $523,677 over the value of net assets was accounted for as a return of capital to the primary shareholder.

In 1999, the Company engaged the services of ccplanet.com, Inc. (a related party under common ownership with the Chief Executive Officer of the Company) to develop and implement a new web site design utilizing the latest technology for its direct to consumer operations. The Company paid ccplanet $1.2 million for work performed on said project through December 31, 1999 (the new site was placed into service during March, 2000). The Company has made its customer database and certain visual media available to ccplanet in exchange for additional fees totaling $600,000 during 1999.

12. Subsequent Events

The Company has entered into a six-year contract with Duke-Weeks Realty Limited Partnership to lease approximately 208,100 square feet of warehousing and distribution space in Cincinnati, Ohio, commencing March 1, 2000. The Company will relocate its warehousing and distribution services group to this facility.

13.  Segment Information

The Company has two business segments: Direct to Consumer and Business to Business; both of which sell products, services and information produced or purchased from other suppliers. Although the customer bases do not overlap to any extent, the production, purchase and delivery processes overlap in some areas. The Company does not accumulate the balance sheet by segment for purposes of management review.

Each of the two segments qualifies as such because each is more than 10% of combined revenue. Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for the Company's business segments was as follows:

                                                                            Year Ended December 31,
                                                                1999                 1998                 1997
                                                       --------------------------------------------------------------
Net revenue:
  Direct to consumer                                            $34,573,540          $26,897,236          $19,897,690
  Business to business                                           11,151,122            3,841,304                    -
                                                       --------------------------------------------------------------
      Consolidated net revenue                                   45,724,662           30,738,540          $19,897,690
Contribution margin:
  Direct to consumer                                               (243,949)             128,691             (566,490)
  Business to business                                            2,368,360              856,152                    -
                                                       --------------------------------------------------------------
     Consolidated contribution margin                             2,124,411              984,843             (566,490)

Reconciliation of Contribution margin to net income:
  Other income                                                      605,865              388,491            1,583,336
  Income tax expense                                              1,062,789              251,955              362,534
  Minority interest expense                                         (50,858)             261,598                    -
                                                       --------------------------------------------------------------
Net income                                                      $ 1,718,345          $   859,781              654,312
                                                       ==============================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

       None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

       For information with respect to the executive officers of the Registrant, See Item 4 - "Directors and Executive Officers" at the end of Part I of this report. The information required by this Item concerning the Directors of the Company is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on June 8, 2000, to be filed with the Commission pursuant to Regulation 14A.


Item 11. Executive Compensation

       The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on June 8, 2000, to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

       The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 8, 2000, to be filed with the Commission pursuant to Regulation 14A.


Item 13. Certain Relationships and Related Transactions

       The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 8, 2000, to be filed with the Commission pursuant to Regulation 14A.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (A)   Documents filed as part of this report are as follows:

             1.  Financial Statements.

                 See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.

             2.  Financial Statement Schedules.

                 None required.

       (B) No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.


       (C)   Exhibits:

             1.  The following exhibits are incorporated by reference:

       Exhibit No.  Description
       -----------  -----------

        3.1 *       Amended and Restated Articles of Incorporation
        3.2 *       Bylaws of Gaiam, Inc.
        4.1 *       Form of Gaiam, Inc. Stock Certificate
       10.1 *       Gaiam, Inc. 1999 Long-Term Incentive Plan
       10.2 *       Operating Agreement of Healing Arts Publishing,
                    LLC dated September 14, 1998
       10.3 *       Sublease dated September 16, 1998 between Corporate
                    Express Office Products, Inc. and Gaiam, Inc.
       10.4 *       Lease Agreement dated December 18, 1997 between
                    Orix Prime West Broomfield Venture and Gaiam, Inc.
       24.1 *       Power of Attorney (included on signature page to S-1)
       27.1         Financial Data Schedule
*  Previously filed

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on this 28th day of March, 2000.


                                   GAIAM, INC.


                                   By:  /s/ Jirka Rysavy
                                      -------------------
                                        Jirka Rysavy
                                        Chief Executive Officer

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                               Title                        Date

/s/  Jirka Rysavy           Chairman of the Board and           March 28, 2000
-----------------------
     Jirka Rysavy           Chief Executive Officer

/s/  Lynn Powers           President, Chief Operating          March 28, 2000
-----------------------
     Lynn Powers            Officer, Secretary and Director

/s/  Barnet M. Feinblum     Director                            March 28, 2000
-----------------------
     Barnet M. Feinblum

                            Director                            March 28, 2000
-----------------------
     Barbara Mowry

/s/  Paul H. Ray            Director                            March 28, 2000
-----------------------
     Paul H. Ray

/s/  Janet Mathews         Chief Financial Officer (Principal  March 28, 2000
-----------------------     Financial and Accounting Officer)
     Janet Mathews

                                 EXHIBIT INDEX



       Exhibit No.     Description
       -----------     -----------

        3.1 *          Amended and Restated Articles of Incorporation
        3.2 *          Bylaws of Gaiam, Inc.
        4.1 *          Form of Gaiam, Inc. Stock Certificate
       10.1 *          Gaiam, Inc. 1999 Long-Term Incentive
                       Plan
       10.2 *          Operating Agreement of Healing Arts Publishing,
                       LLC dated September 14, 1998
       10.3 *          Sublease dated September 16, 1998 between Corporate
                       Express Office Products, Inc. and Gaiam, Inc.
       10.4 *          Lease Agreement dated December 18, 1997 between
                       Orix Prime West Broomfield Venture and Gaiam, Inc.
       24.1 *          Power of Attorney (included on signature page to S-1)
       27.1            Financial Data Schedule



       *  Previously filed