Form 10-Q
period 2000-03-31
GAIAM INC
filed 2000-05-12
CIK 1089872

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934
                  For the Fiscal Quarter Ended March 31, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                           AND EXCHANGE ACT OF 1934

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

                       360 INTERLOCKEN BLVD., SUITE 300
                          BROOMFIELD, COLORADO 80021
                   (Address of principal executive offices)

                                (303) 222-3600
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     YES    X          NO  _____
          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class                    Shares outstanding as of May 10, 2000
----------------------          -------------------------------------
Class A Common Stock                           5,441,537
($.0001 par value)

Class B Common Stock                           5,400,000
($.0001 par value)

                              INDEX TO FORM 10-Q


PART I.                    FINANCIAL INFORMATION                     PAGE

Item 1.     Consolidated Financial Statements (Unaudited)
              Consolidated Balance Sheets at March 31, 2000
               and December 31, 1999                                   3
              Consolidated Statements of Income for the three
               months ended March 31, 2000 and March 31, 1999          4
              Consolidated Statement of Cash Flows for the three
               months ended March 31, 2000 and March 31, 1999          5
              Notes to Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              6

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                          9

Item 2.     Changes in Securities and Use of Proceeds                  9

Item 3.     Defaults Upon Senior Securities                           10

Item 4.     Submission of matters to a Vote of Security Holders       10

Item 5.     Other Information                                         10

Item 6.     Exhibits and Reports on Form 8-K                          10


This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, competition, pricing, brand reputation, acquisitions, our shift in emphasis to Internet sales, security and information systems, consumer trends, customer interest in our products, general economic conditions, and the effect of government regulation. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management's view only as of the date of this report. We undertake no obligation to update any forward-looking statement.

                                  GAIAM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                     March 31,           December 31,
Assets                                                                 2000                  1999
                                                               ---------------------------------------
                                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                                             $ 2,063,213         $ 3,877,465
 Accounts receivable, net                                                3,919,132           4,326,594
 Accounts and notes receivable, other                                      140,309             573,450
 Inventory, less allowances                                              5,903,278           4,555,436
 Income tax receivable                                                      71,235             182,474
 Deferred advertising costs                                              1,936,001           2,176,325
   Other current assets                                                    434,104             393,330
                                                               ---------------------------------------
Total current assets                                                    14,467,272          16,085,074

Property and equipment, net                                              6,910,047           3,168,183
Capitalized production costs, net                                        1,833,583           1,636,706
Video library, net                                                       4,707,042           4,792,456
Goodwill, net                                                            1,222,564           1,239,507
Other assets                                                               304,206             337,759
                                                               ---------------------------------------
Total assets                                                           $29,444,714         $27,259,685
                                                               =======================================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                      $10,023,838         $ 7,618,344
 Accrued liabilities                                                     1,517,490           1,734,310
 Accrued royalties                                                         536,017             725,541
 Capital lease obligations, current                                         99,509              95,844
                                                               ---------------------------------------
Total current liabilities                                               12,176,854          10,174,039


Capital lease obligations, long-term                                       183,004             209,074
Line of credit                                                           1,900,000           1,900,000
Minority interest                                                           31,022              26,030

Stockholders' equity:
 Class A common stock, $.0001 par value,
    92,965,000 shares authorized, 5,441,537
    shares issued and outstanding at March 31,
    2000 and December 31, 1999, respectively                                   544                 544
 Class B common stock, $.0001 par value,
    7,035,000 shares authorized, 5,400,000
    issued and outstanding at March 31, 2000
    and December 31, 1999, respectively                                        540                 540
 Additional paid-in capital                                             11,038,551          11,038,551
   Deferred compensation                                                  (106,992)           (106,992)
 Retained earnings                                                       4,221,191           4,017,899
                                                               ---------------------------------------
Total stockholders' equity                                              15,153,834          14,950,542
                                                               ---------------------------------------
Total liabilities and stockholders' equity                             $29,444,714         $27,259,685
                                                               =======================================

                                  GAIAM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               For the Three Months Ended
                                                                                         March 31,
                                                                                 2000                1999
                                                                         --------------------------------------
Net revenue                                                                     $12,558,437          $9,495,011
Cost of goods sold                                                                4,922,311           3,855,660
                                                                         --------------------------------------
Gross profit                                                                      7,636,126           5,639,351

Expenses:
 Selling and operating                                                            6,063,790           4,576,125
 Corporate, general and administration                                            1,115,977             953,565
                                                                         --------------------------------------
Total expenses                                                                    7,179,767           5,529,690
                                                                         --------------------------------------

Income from operations                                                              456,359             109,661

Other income (expense):
 Realized gain on sale of securities
  and other income (expense)                                                        (76,295)            147,748
 Interest expense                                                                   (46,650)            (95,126)
                                                                         --------------------------------------
Other income (expense)                                                             (122,945)             52,622
                                                                         --------------------------------------

Income before income taxes and minority
 interest                                                                           333,414             162,283

Provision for income taxes                                                          125,130              60,369
Minority interest in net income (loss) of
 consolidated subsidiary, net of tax                                                  4,992              (4,253)
                                                                         --------------------------------------
Net income                                                                      $   203,292          $  106,167
                                                                         ======================================

Net income per share:
 Basic                                                                                $0.02               $0.01
 Diluted                                                                              $0.02               $0.01

Shares used in computing net income per share:
 Basic                                                                           10,841,537           8,214,857
 Diluted                                                                         11,504,669           8,394,468

                                  GAIAM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                           2000               1999
                                                                                   -----------------------------------
Operating activities
Net income                                                                               $   203,292       $   106,167
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation                                                                               185,070            73,141
  Amortization                                                                               102,357            60,435
  Interest expense added to principal of margin loan                                               -             7,411
  Minority interest in consolidated subsidiary                                                 4,992            (4,253)
  Realized gains on sale of securities and property and
   equipment                                                                                       -            31,225
  Deferred tax expense                                                                        13,891           (98,584)
  Changes in operating assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                                     407,462           557,841
     Inventory                                                                            (1,347,842)         (152,362)
     Deferred advertising costs                                                              240,324           (40,438)
     Capitalized production costs                                                           (196,877)           51,983
     Prepaid assets                                                                          (40,774)         (165,269)
     Other assets                                                                             19,662           142,218
     Accounts payable                                                                      2,405,494        (2,463,950)
     Accrued liabilities                                                                    (406,344)         (466,290)
     Income taxes payable                                                                    111,239          (195,682)
                                                                                   -----------------------------------
Net cash provided by (used in) operating activities                                        1,701,946        (2,556,407)
                                                                                   -----------------------------------


Investing activities
Purchase of property, equipment and other assets                                          (3,926,934)          (14,665)
Proceeds from the sale of securities available-for-sale                                            -           228,125
Payments (borrowings) on notes receivable                                                    433,141           (76,050)
                                                                                   -----------------------------------
Net cash provided by (used in) investing activities                                       (3,493,793)          137,410
                                                                                   -----------------------------------


Financing activities
Principal payments on capital leases                                                         (22,405)          (19,728)
Proceeds from issuance of common stock                                                             -            75,000
Proceeds from convertible debt                                                                     -            75,000
Net proceeds from (payments on) borrowings                                                         -         1,299,395
                                                                                   -----------------------------------
Net cash provided by (used in) financing activities                                          (22,405)        1,429,667
                                                                                   -----------------------------------

Net change in cash and cash equivalents                                                   (1,814,252)         (989,330)
Cash and cash equivalents at beginning of year                                             3,877,465         1,409,939
                                                                                   -----------------------------------
Cash and cash equivalents at end of year                                                 $ 2,063,213       $   420,609
                                                                                   ===================================

Supplemental cash flow information
Interest paid                                                                            $    48,609   $          -
Income taxes paid                                                                                  -           100,000

                                  Gaiam, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
              For the Three Months Ended March 31, 2000 and 1999

Note 1    -  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the interim results of operations and cash flows for the three months ended March 31, 2000 and 1999. The balance sheet as of December 31, 1999 was derived from the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K.

     Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 1999.

     The results from operations for the three-month period herein presented are not necessarily indicative of the results to be expected for the full year.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this document.

Three months ended March 31, 2000 compared to three months ended March 31, 1999
-------------------------------------------------------------------------------

Revenues increased 32.3% to $12.6 million for the three months ended March 31, 2000 from $9.5 million during the three months ended March 31, 1999. The Company's internal growth rate was 26% for the first quarter of 2000, fueled primarily by the success of its e-commerce business.

Gross profit, which consists of revenues less costs of sales (primarily merchandise acquisition costs and in-bound freight), increased 35.4% to $7.6 million for the first quarter of 2000 from $5.6 million during the same period in 1999. As a percentage of revenue, gross profit increased to 60.8% in 2000 from 59.4% in 1999. This was primarily attributable to increases in the sales of proprietary or private-labeled branded products, on which Gaiam has better margins than other products.

Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses increased 32.5%, corresponding to the revenue increase, to $6.1 million for the three months ended March 31, 2000 from $4.6 million for the same period in 1999. As a percentage of revenues, selling and operating expenses increased to 48.3% in 2000 from 48.2% in 1999.

Corporate, general and administrative expenses increased to $1.1 million for the first quarter of 2000, compared to $953,565 for the corresponding period in 1999. As a percentage of revenues, general and administrative expenses decreased to 8.9% in 2000 from 10.0% in 1999.

Operating income, as a result of the factors described above, increased 316.2% to $456,359 for the three months ended March 31, 2000 from $109,661 for the three months ended March 31, 1999.

The Company recorded $76,295 in other expense during the first quarter of 2000, compared to other income of $147,748 for the comparable period in 1999. During 1999, the Company recognized a gain on the sale of its marketable securities of $223,014. Interest expense declined to $46,650 for the three months ended March 31, 2000 from $95,126 for the three months ended March 31, 1999, due to a reduction in debt levels.

Minority interest in net income increased to $4,992 for the three months ended March 31, 2000 from a negative $4,253 for the same period in 1999.

Income tax provision of $125,130 for the three months ended March 31, 2000 as compared to a provision of $60,369 for the three months ended March 31, 1999.

Net income, as a result of the factors described above, increased 91.5% to $203,292 for the three months ended March 31, 2000 from $106,167 for the comparable period in 1999.


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

       During the first six months of 1999, Gaiam raised $1.45 million from the private placement of 331,429 shares of Class A common stock and $1.425 million in debentures. The privately placed shares were sold at $4.375 per share, and the 8% convertible debentures matured on the earlier of one year after the date of the debenture or the closing date of the initial public offering. In October 1999, we repaid $500,000 of the convertible debentures and, simultaneous with the closing of the initial public offering, converted the remaining $1.475 million in debentures to 295,000 shares of Class A common stock. During 1998, we raised approximately $1.2 million from private placements ($575,000 for 160,000 shares and $550,000 in debentures).

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

       Gaiam's operating activities provided net cash of $1.7 million for the three months ended March 31, 2000 and used $2.6 million of net cash for the same period in 1999. Gaiam's net cash provided by operating activities for 2000 arose primarily from increases in cash generated from net income, seasonal reductions in accounts receivable and deferred advertising costs, and an increase in payables associated with direct-to-consumer web site costs. Net cash used during 1999 was primarily a result of a seasonal reduction in accounts payable and accrued expenses.

       Gaiam's investing activities used cash of $3.5 million for the three months ended March 31, 2000. This use of cash arose primarily from costs associated with the direct-to-consumer web site, and additional property and equipment purchases to support our increasing volumes. During the first three months of 1999, Gaiam generated $137,410 in cash from investing activities, largely from the sale of marketable securities.

       During the three months ended March 31, 2000, Gaiam's financing activities used cash of $22,405 to for amounts due under capital leases. During the same period in 1999, Gaiam's financing activities provided $1.4 million in cash primarily from borrowing activities.

       As Gaiam continues to expand its business-to-business e-commerce presence, we anticipate making additional investments in web site design and technology, and, with additional planned business growth, will be investing in additional distribution capacity.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Gaiam is not party to any material legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

          (b)  Report of Offering of Securities and Use of Proceeds Therefrom

               On October 28, 1999, the Company's initial public offering of 1,705,000 shares of common stock was declared effective. These shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-83283). During November, 1999, the underwriters, Tucker Anthony Cleary Gull and Adams, Harkness & Hill, Inc., exercised their overallotment option for an additional 102,861 shares. Net proceeds to Gaiam, after deducting all commissions and expenses associated with the offering, were $6.1 million.

               Gaiam has used the proceeds from the initial public offering to fund the development of its new direct-to-consumer web site and to acquire the 33% minority interest in Living Arts. None of the net proceeds of the offering were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10 percent of more of any class of our equity securities.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           a)  Exhibits

               27.1  Financial Data Schedule

           b)  Reports on Form 8-K.

               None.

                                  Signatures


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.



                               Gaiam, Inc.
                               (Registrant)
                               May 12, 2000


                               By:  /s/ Jirka Rysavy
                                        Jirka Rysavy
                                        Chief Executive Officer

                                    /s/ Janet Mathews
                                        Janet Mathews
                                        Chief Financial and Accounting Officer