Form 10-Q
period 2000-06-30
GAIAM INC
filed 2000-08-14
CIK 1089872

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                   For the Fiscal Quarter Ended June 30, 2000

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

     YES      X          NO
          ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                   Shares outstanding as of August 10, 2000
----------------------  ----------------------------------------
Class A Common Stock                    5,462,780
($.0001 par value)

Class B Common Stock                    5,400,000
($.0001 par value)

                              INDEX TO FORM 10-Q



PART I.                    FINANCIAL INFORMATION                    PAGE

Item 1.     Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheets at June 30, 2000
              and December 31, 1999                                   3
             Consolidated Statements of Income for the three
              months ended June 30, 2000 and June 30, 1999            4
             Consolidated Statements of Income for the six
              months ended June 30, 2000 and June 30, 1999            5
             Consolidated Statement of Cash Flows for the six
              months ended June 30, 2000 and June 30, 1999            6
             Notes to Interim Consolidated Financial Statements       7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            11

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                              15


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                        16

Item 2.     Changes in Securities and Use of Proceeds                16

Item 3.     Defaults Upon Senior Securities                          16

Item 4.     Submission of Matters to a Vote of Security Holders      16

Item 5.     Other Information                                        16

Item 6.     Exhibits and Reports on Form 8-K                         16


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

                                  GAIAM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                    June 30,          December 31,
Assets                                                                2000                1999
                                                               ---------------------------------------
                                                                 (Unaudited)
Current assets:
 Cash and cash equivalents                                             $ 8,592,444         $ 3,877,465
 Accounts receivable, net                                                3,689,060           4,326,594
 Accounts and notes receivable, other                                    3,266,755             573,450
 Inventory, less allowances                                              6,553,398           4,555,436
 Income tax receivable                                                           -             182,474
 Deferred advertising costs                                              2,201,411           2,176,325
 Other current assets                                                      455,831             393,330
                                                               ---------------------------------------
Total current assets                                                    24,758,899          16,085,074

Property and equipment, net                                              7,019,068           3,168,183
Capitalized production costs, net                                        2,214,126           1,636,706
Video library, net                                                       4,621,630           4,792,456
Goodwill, net                                                            1,208,119           1,239,507
Other assets                                                               665,735             337,759
                                                               ---------------------------------------
Total assets                                                           $40,487,577         $27,259,685
                                                               =======================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                     $ 7,862,417         $ 7,618,344
  Accrued liabilities                                                    1,849,863           1,734,310
  Accrued royalties                                                        359,314             725,541
  Income taxes payable                                                      62,869                   -
  Capital lease obligations, current                                        90,547              95,844
                                                               ---------------------------------------
Total current liabilities                                               10,225,010          10,174,039


Capital lease obligations, long-term                                       161,198             209,074
Line of credit                                                           2,900,000           1,900,000
Minority interest                                                        5,902,646              26,030

Stockholders' equity:
  Class A common stock, $.0001 par value,
     92,965,000 shares authorized, 5,462,780
     and 5,441,537 shares issued and
     outstanding at June 30, 2000 and
     December 31, 1999, respectively                                           546                 544
  Class B common stock, $.0001 par value,
     7,035,000 shares authorized, 5,400,000
     issued and outstanding at June 30, 2000
     and December 31, 1999, respectively                                       540                 540
   Redeemable Class A preferred stock in
     subsidiary, $.0001 par value, 10,000 shares
     authorized, 6,000 shares issued and outstanding                     6,000,000                   -
   Additional paid-in capital                                           10,982,986          11,038,551
   Deferred compensation                                                  (106,992)           (106,992)
   Retained earnings                                                     4,421,643           4,017,899
                                                               ---------------------------------------
Total stockholders' equity                                              21,298,723          14,950,542
                                                               ---------------------------------------
Total liabilities and stockholders' equity                             $40,487,577         $27,259,685
                                                               =======================================

                                  GAIAM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                               For the Three Months Ended
                                                                                        June 30,
                                                                                 2000                1999
                                                                         --------------------------------------


Net revenue                                                                     $11,385,982          $8,068,069
Cost of goods sold                                                                4,655,562           3,219,003
                                                                         --------------------------------------
Gross profit                                                                      6,730,420           4,849,066

Expenses:
 Selling and operating                                                            5,421,658           4,301,235
 Corporate, general and administration                                            1,014,321             842,045
                                                                         --------------------------------------
Total expenses                                                                    6,435,979           5,143,280
                                                                         --------------------------------------

Income (loss) from operations                                                       294,441            (294,214)

Other income (expense):
 Realized gain on sale of securities
  and other income (expense)                                                        121,918             261,940
 Interest expense                                                                   (96,046)           (112,800)
                                                                         --------------------------------------
Other income (expense)                                                               25,872             149,140
                                                                         --------------------------------------

Income (loss) before income taxes and minority
 interest                                                                           320,313            (145,074)

Provision for income taxes                                                          120,213             (53,968)
Minority interest in net income (loss) of
 consolidated subsidiary, net of tax                                                   (352)           (162,569)
                                                                         --------------------------------------
Net income                                                                      $   200,452          $   71,463
                                                                         ======================================

Net income per share:
 Basic                                                                                $0.02               $0.01
 Diluted                                                                              $0.02               $0.01

Shares used in computing net income per share:
 Basic                                                                           10,856,342           8,358,493
 Diluted                                                                         11,544,391           8,605,593

                                  GAIAM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)




                                                                                For the Six Months Ended
                                                                                         June 30,
                                                                                2000                1999
                                                                         --------------------------------------
Net revenue                                                                     $23,944,419         $17,563,080
Cost of goods sold                                                                9,577,873           7,074,663
                                                                         --------------------------------------
Gross profit                                                                     14,366,546          10,488,417

Expenses:
 Selling and operating                                                           11,485,448           8,877,360
 Corporate, general and administration                                            2,130,298           1,795,610
                                                                         --------------------------------------
Total expenses                                                                   13,615,746          10,672,970
                                                                         --------------------------------------

Income (loss) from operations                                                       750,800            (184,553)

Other income (expense):
 Realized gain on sale of securities
  and other income (expense)                                                         45,623             409,688
 Interest expense                                                                  (142,696)           (207,926)
                                                                         --------------------------------------
Other income (expense)                                                              (97,073)            201,762
                                                                         --------------------------------------

Income before income taxes and minority
 interest                                                                           653,727              17,209

Provision for income taxes                                                          245,343               6,401
Minority interest in net income (loss) of
 consolidated subsidiary, net of tax                                                  4,640            (166,822)
                                                                         --------------------------------------
Net income                                                                      $   403,744         $   177,630
                                                                         ======================================

Net income per share:
 Basic                                                                                $0.04               $0.02
 Diluted                                                                              $0.04               $0.02

Shares used in computing net income per share:
 Basic                                                                           10,848,935           8,317,822
 Diluted                                                                         11,524,526           8,564,932

                                  GAIAM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                        For the Six Months
                                                                                           Ended June 30,
                                                                                        2000              1999
                                                                                   ----------------------------------
Operating activities
Net income                                                                              $   403,744       $   177,630
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                             623,908           273,419
  Interest expense added to principal of margin loan                                              -             7,411
  Minority interest in consolidated subsidiary                                                4,640          (166,822)
  Realized gains on sale of securities and property and
   equipment                                                                                      -          (482,692)
  Deferred tax expense                                                                            -           (45,835)
  Changes in operating assets and liabilities,
   net of effects from acquisitions:
     Accounts receivable                                                                    637,534         1,463,260
     Inventory                                                                           (1,840,329)         (521,175)
     Deferred advertising costs                                                             (25,086)           11,232
     Capitalized production costs                                                          (577,420)         (152,169)
     Prepaid assets                                                                         (62,501)         (406,362)
     Other assets                                                                             5,205          (357,236)
     Accounts payable                                                                       142,529        (3,714,935)
     Accrued liabilities                                                                   (425,674)         (579,287)
     Income taxes payable                                                                   245,343          (108,599)
                                                                                   ----------------------------------
Net cash provided by (used in) operating activities                                        (868,107)       (4,602,160)
                                                                                   ----------------------------------


Investing activities
Purchase of property, equipment and other assets                                         (4,670,436)          (64,884)
Proceeds from the sale of securities available-for-sale                                           -           538,750
Cash acquired through acquisition activities                                              3,000,000                 -
Payments (borrowings) on notes receivable                                                   306,695          (91,130))
                                                                                   ----------------------------------
Net cash provided by (used in) investing activities                                      (1,363,741)          382,736
                                                                                   ----------------------------------


Financing activities
Principal payments on capital leases                                                        (53,173)          (27,889)
Proceeds from issuance of common stock                                                            -         1,450,000
Proceeds from sale of preferred stock in subsidiary                                       6,000,000                 -
Proceeds from convertible debt                                                                    -         1,151,949
Net proceeds from (payments on) borrowings                                                1,000,000         1,091,470
                                                                                   ----------------------------------
Net cash provided by (used in) financing activities                                       6,946,827         3,665,530
                                                                                   ----------------------------------

Net change in cash and cash equivalents                                                   4,714,979          (553,894)
Cash and cash equivalents at beginning of period                                          3,877,465         1,409,939
                                                                                   ----------------------------------
Cash and cash equivalents at end of period                                              $ 8,592,444       $   856,045
                                                                                   ==================================

Supplemental cash flow information
Interest paid                                                                           $   131,638       $   166,824
Income taxes paid                                                                                 -           115,000

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000

1.     Interim Condensed Consolidated Financial Statements
       ---------------------------------------------------

       Organization and Nature of Operations
       -------------------------------------

          Gaiam, Inc. (the "Company") was incorporated under the laws of the State of Colorado on July 7, 1988. Gaiam is a lifestyle company providing information, goods and services to customers who value the environment, personal development and healthy lifestyles.

          The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which ownership is greater than 50% and considered to be under the control of the Company. All material intercompany accounts and transaction balances have been eliminated in consolidation.

       Preparation of Interim Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

          The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam, Inc. pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 2000 and the interim results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. These interim statements have not been audited. The balance sheet as of December 31, 1999 was derived from the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's annual report on Form 10-K. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 1999.

          The consolidated financial position, results of operations and cash flows for the interim periods disclosed within this report are not necessarily indicative of future financial results.

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000
       Use of Estimates
       ----------------

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

       Recently Issued Accounting Standards Not Yet Adopted
       ----------------------------------------------------

          On June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because it does not currently hold any material derivative instruments.

          In May 2000, the Emerging Issues Task Force issued EITF 00-14, "Accounting for Certain Sales Incentives." Under the provisions of EITF 00-14, for sales incentives that will not result in a loss on the sale of a product or service, a vendor should recognize the "cost" of the sales incentive at the latter of the date the related revenue is recorded by the vendor or the date the sales incentive is offered. A reduction to or refund of the selling price of the product or service resulting from any cash sales incentive should be classified as a reduction of revenue. Costs of free products or services delivered at the time of sale should be classified as an expense. The EITF should be applied in the fourth quarter of the fiscal year beginning after December 15, 1999. Management does not expect the adoption of EITF 00-14 to have a material impact on the Company's consolidated financial statements.

2.     Mergers and Acquisitions
       ------------------------

          On June 30, 2000, Gaiam, Inc. and Wholepeople.com, Inc. ("Amrion") contributed their Internet properties (the "Contribution") into a newly formed company subsequently renamed Gaiam.com, Inc. The Contribution was made pursuant to the terms of a contribution agreement among Gaiam, Amrion, and certain related parties. In exchange for the contributed Internet properties, Gaiam received 50.1% of Gaiam.com's common stock and Amrion received the

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000

       Mergers and Acquisitions (continued)
       ------------------------------------

       remaining 49.9% of Gaiam.com's common stock. Gaiam.com, which will continue its Internet e-commerce business, and will be consolidated by Gaiam with Gaiam's other operations. In exchange for their share of Gaiam.com, Amrion contributed $3.0 million in cash, a $3.0 million short-term note and other Internet assets. On July 11, 2000, Gaiam, Inc. filed a report on Form 8-K reporting this transaction. In accordance with the provisions of the instructions to Item 7 (a) and (b) of Form 8-k, the financial statements and pro forma financial information required by these Items will be filed no later than 60 days after the date the report on Form 8-K must be filed.

3.     Line of Credit
       --------------

          In May 2000, the Company consolidated its line of credit agreements with Wells Fargo Bank into one agreement. The new credit agreement, which extends through January 31, 2002, permits borrowings up to $5 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. Borrowings under this agreement bear interest at the prime rate, which was 9.5% at June 30, 2000. These borrowings are secured by a pledge of Gaiam's assets and contain various financial covenants, including prohibiting the payment of cash dividends to its shareholders and requiring maintenance of certain financial ratios.

4.     Stockholders' Equity
       --------------------

          On June 19, 2000, Gaiam, Inc. sold 6,000 shares of Redeemble Class A preferred stock in its Internet subsidiary, Gaiam.com, Inc., at a price of $1,000 per share for an aggregate price of $6,000,000. This stock is redeemable upon the consummation of any offering by Gaiam.com of its equity securities to the public pursuant to an effective registration statement with the Securities and Exchange Commission.

          During the second quarter of 2000, Gaiam issued 21,243 shares of Class A common stock for an acquisition, and the e-commerce rights and purchase option in an organic clothing manufacturer.

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000

5.     Earnings per Share
       ------------------

          Basic earnings per share excludes any dilutive effects of options, warrants, and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. All earnings per share amounts for all period have been presented and conform to the Statement No. 128 requirements.

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  2000              1999
                                                                          ------------------------------------
Numerator for basic earnings per share                                           $   403,744        $  177,630

Effect of Dilutive Securities:
  8% convertible debentures                                                                -            24,245
                                                                          ------------------------------------

Numerator for diluted earnings per share                                         $   403,744        $  201,875
                                                                          ====================================

Denominator:
  Weighted average shares for basic
     earnings per share                                                           10,848,935         8,317,822

Effect of Dilutive Securities:
  Weighted average of common stock,
     Stock options, warrants and
     convertible debentures                                                          675,591           247,110
                                                                          ------------------------------------

Denominator for diluted earnings per share                                        11,524,526         8,564,932
                                                                          ====================================

Net income per share - basic                                                     $      0.04        $     0.02
Net income per share - diluted                                                   $      0.04        $     0.02

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000

6.     Segment Information
       -------------------

       The Company has two business segments: Direct to Consumer and Business to Business; both of which sell products, services and information produced or purchased from other suppliers. Although the customer bases do not overlap to any significant extent, the production, purchase and delivery processes overlap in some areas. The Company does not accumulate the balance sheet by segment for purposes of management review.

          Each of the two segments qualifies as such because each is more than 10% of combined revenue. Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for the Company's business segments was as follows:

                                                 For the Three Months                         For the Six Months
                                                    Ended June 30,                                Ended June 30,
                                              2000                   1999                   2000                   1999
                                       -----------------------------------------     -----------------------------------------
Net revenue:
  Direct to consumer                          $ 8,922,219            $ 6,759,439            $18,731,874            $13,771,675
  Business to business                          2,463,763              1,308,630              5,212,545              3,791,405
                                       -----------------------------------------     -----------------------------------------
    Consolidated net revenue                   11,385,982              8,068,069             23,944,419             17,563,080
Contribution margin:
  Direct to consumer                              (37,836)                64,504                  6,540               (448,539)
  Business to business                            332,277               (358,718)                744,260                263,986
                                       -----------------------------------------     -----------------------------------------
    Consolidated contribution margin              294,441               (294,214)               750,800               (184,553)
Reconciliation of contribution
  margin to net income:
    Other income                                   25,872                149,140                (97,073)               201,762
    Income tax expense                            120,213                (53,968)               245,343                  6,401
    Minority interest expense                        (352)              (162,569)                 4,640               (166,822)
                                       -----------------------------------------     -----------------------------------------
Net income                                    $   200,452            $    71,463            $   403,744            $   177,630
                                       =========================================     =========================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document.

Three months ended June 30, 2000 compared to three months ended June 30, 1999
-----------------------------------------------------------------------------

Revenues increased 41.1% to $11.4 million for the three months ended June 30, 2000 from $8.1 million during the three months ended June 30, 1999. The Company's internal growth rate was 33% for the second quarter of 2000, fueled primarily by the continued success of its e-commerce business and a growing presence of the Gaiam brand in national retailers.

Gross profit, which consists of revenues less costs of sales, increased 38.8% to $6.7 million for the second quarter of 2000 from $4.8 million during the same period in 1999. As a percentage of revenue, gross profit decreased to 59.1% in 2000 from 60.1% in 1999. This was primarily attributable to a shift in the sales mix. Gaiam.com generated $3.0 million in revenues for the second quarter of 2000, and achieved a gross profit margin of 55.9%.

Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses increased 26% to $5.4 million for the three months ended June 30, 2000 from $4.3 million for the same period in 1999. As a percentage of revenues, selling and operating expenses decreased to 47.6% in 2000 from 53.3% in 1999.

Corporate, general and administrative expenses increased to $1 million for the second quarter of 2000, compared to $842,045 for the corresponding period in 1999. As a percentage of revenues, general and administrative expenses decreased to 8.9% in 2000 from 10.4% in 1999.

Operating income, as a result of the factors described above, increased to $294,441 for the three months ended June 30, 2000 from an operating loss $294,214 for the three months ended June 30, 1999.

The Company recorded $121,918 in other income during the second quarter of 2000, compared to other income of $261,940 for the comparable period in 1999. During 1999, the Company recognized a gain on the sale of its marketable securities of $223,014. Interest expense declined to $96,046 for the three months ended June 30, 2000 from $112,800 for the three months ended June 30, 1999, due to a reduction in debt levels.

Minority interest in net income was a negative $352 for the three months ended June 30, 2000 compared to a negative $162,569 for the same period in 1999.

Income tax provision was $120,213 for the three months ended June 30, 2000 as compared to a credit of $53,968 for the three months ended June 30, 1999.

Net income, as a result of the factors described above, increased 180.5% to $200,452 for the three months ended June 30, 2000 from $71,463 for the comparable period in 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999
-------------------------------------------------------------------------

Revenues increased 36.3% to $23.9 million for the six months ended June 30, 2000 from $17.6 million during the six months ended June 30, 1999. The Company's internal growth rate was 29% for the first six months of 2000, fueled primarily by the growth of its e-commerce business.

Gross profit, which consists of revenues less costs of sales, increased 37% to $14.4 million for the first six months of 2000 from $10.5 million during the same period in 1999. As a percentage of revenue, gross profit increased to 60% in 2000 from 59.7% in 1999. This was primarily attributable to increases in the sales of proprietary or private-labeled branded products, on which Gaiam has better margins than other products.

Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses, increased 29.4%, less than the revenue increase of 36.3%, to $11.5 million for the six months ended June 30, 2000 from $8.9 million for the same period in 1999. As a percentage of revenues, selling and operating expenses decreased to 48% in 2000 from 50.5% in 1999.

Corporate, general and administrative expenses increased to $2.1 million for the first six months of 2000, compared to $1.8 million for the corresponding period in 1999. As a percentage of revenues, general and administrative expenses decreased to 8.9% in 2000 from 10.2% in 1999.

Operating income, as a result of the factors described above, increased to $750,800 for the six months ended June 30, 2000 from an operating loss $184,553 for the six months ended June 30, 1999.

The Company recorded $45,623 in other income during the six months ended June 30, 2000, compared to other income of $409,688 for the comparable period in 1999. During 1999, the Company recognized gains on the sale of its marketable securities of $528,528. Interest expense declined to $142,696 for the first half of 2000 from $207,926 for the three months ended June 30, 1999, due to a reduction in debt levels.

Minority interest in net income was $4,640 for the six months ended June 30, 2000 compared to a negative $166,822 for the same period in 1999.

Income tax provision of $245,343 represented 37.5% of pre-tax income for the six months ended June 30, 2000, as compared to a $6,401 tax provision, or 37.2% of pre-tax income, for the six months ended June 30, 1999.

Net income, as a result of the factors described above, increased 127.3% to $403,744 for the six months ended June 30, 2000 from $177,630 for the comparable period in 1999.

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

    Gaiam's initial public offering of 1,705,000 shares of Class A common stock at $5.00 per share was completed in October 1999. Simultaneous with this offering, Gaiam converted $1.475 million in debentures to 295,000 shares of Class A common stock, resulting in a total issuance of 2,000,000 shares. The offering's underwriters also exercised their overallotment option for 102,861 additional shares during November 1999. Net proceeds to Gaiam, after deducting all commissions and expenses associated with the offering, were $6.1 million.

    In May 2000, Gaiam consolidated its line of credit agreements with Wells Fargo Bank into one agreement. The new credit agreement, which extends through January 31, 2002, permits borrowings up to $5 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. Borrowings under this agreement are secured by a pledge of Gaiam's assets. Principal repayment of amounts borrowed under this line of credit agreement are due either when the collateral value of Gaiam's accounts receivable and inventory drops below prescribed levels or upon maturity of the agreements, whichever occurs first. Borrowings under the Wells Fargo credit agreement bear interest at the prime rate. The Wells Fargo credit agreement contains various financial covenants and also prohibits Gaiam from paying dividends to its shareholders.

    Gaiam's operating activities used net cash of $868,107 for the six months ended June 30, 2000 and used $4.6 million of net cash for the same period in 1999. Gaiam's net cash used by operating activities for 2000 arose primarily from an increase in inventories in order to support additional revenue growth, including store-within-store rollouts. Net cash used during 1999 was primarily a result of a seasonal reduction in accounts payable and accrued expenses.

    Gaiam's investing activities used cash of $1.3 million for the six months ended June 30, 2000. This use of cash arose primarily from costs associated with the direct-to-consumer web site, and additional property and equipment purchases to support our increasing volumes totaling $4.7 million. On June 30, 2000, Gaiam and Wholepeople.com ("Amrion"), a subsidiary of Whole Foods Market, merged their Internet businesses into a newly formed company subsequently renamed Gaiam.com, Inc. In exchange for contributed Internet properties, Gaiam received 50.1% of Gaiam.com's common stock and Amrion received the remaining 49.9% of Gaiam.com's common stock. As part of this transaction, Amrion contributed $3 million in cash, a $3 million short-term note, and other Internet assets to Gaiam.com. During the first six months of 1999, Gaiam generated $382,736 in cash from investing activities, largely from the sale of marketable securities.

    During the six months ended June 30, 2000, Gaiam's financing activities provided $6.9 million in cash. In June 2000, Gaiam sold 6,000 shares of Redeemable Series A Preferred Stock in Gaiam.com for a total consideration of $6 million. During the same period in 1999, Gaiam's financing activities provided $3.7 million in cash primarily from borrowing activities and the issuance of common stock.

    As Gaiam continues to expand its business-to-business e-commerce presence, we anticipate making additional investments in web site design and technology, and, with additional planned business growth, will be investing in additional capacity.

    We believe our available cash, cash expected to be generated from operations, and borrowing capabilities will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

    In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, majority and minority investment, strategic relationship and other business combination opportunities in the Lohas industry. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

    We do not believe that any of our financial instruments have significant risk associated with market sensitivity.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           Gaiam is not party to any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           On June 8, 2000, Gaiam held its Annual Meeting of Shareholders. The shareholders elected all five currently serving directors of Gaiam to serve until the next annual meeting of shareholders to be held in 2001 or until their successors are duly elected and qualified. The results of this vote follow:

     Jirka Rysavy       For:  58,191,400    Withheld:  5,878
     Lynn Powers        For:  58,191,550    Withheld:  5,728
     Barnet Feinblum    For:  58,191,450    Withheld:  5,828
     Barbara Mowry      For:  58,191,500    Withheld:  5,778
     Paul Ray           For:  58,191,450    Withheld:  5,828

Item 5.    Other Information.

           None.



Item 6.    Exhibits and Reports on Form 8-K.

           a)  Exhibits

               27.1  Financial Data Schedule

           b)  Reports on Form 8-K.

               On July 11, 2000, Gaiam, Inc. filed a report on Form 8-K reporting that, on June 30, 2000, Gaiam, Inc. and Wholepeople.com, Inc. ("Amrion") contributed their Internet properties (the "Contribution") into a newly formed company subsequently renamed Gaiam.com. Inc. The Contribution was made pursuant to the terms of a contribution agreement among Gaiam, Amrion, and certain related parties. In exchange for the contributed Internet properties, Gaiam received 50.1% of Gaiam.com's common stock and Amrion received the remaining 49.9% of Gaiam.com's common stock. Gaiam.com, which will continue its Internet e-commerce business, and will be consolidated by Gaiam with Gaiam's other operations. In accordance with the provisions of the instructions to Item 7
               (a) and (b) of Form 8-K, the financial statements and pro forma financial information required by these Items will be filed no later than 60 days after the date the report on Form 8-K must be filed.

                                   Signatures


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.



                               Gaiam, Inc.
                               (Registrant)
                               August 10, 2000

                               By:  /s/ Jirka Rysavy
                                        Jirka Rysavy
                                        Chief Executive Officer



                               By:  /s/ Janet Mathews
                                        Janet Mathews
                                        Chief Financial and Accounting Officer