Form 10-Q
period 2000-09-30
GAIAM INC
filed 2000-11-14
CIK 1089872

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934
                For the Fiscal Quarter Ended September 30, 2000

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

                          YES      X          NO  _____
                                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class                      Shares outstanding as of November 8, 2000
----------------------            -----------------------------------------
Class A Common Stock                               5,462,780
($.0001 par value)

Class B Common Stock                               5,400,000
($.0001 par value)

                              INDEX TO FORM 10-Q

PART I.                    FINANCIAL INFORMATION                          PAGE
Item 1.     Consolidated Financial Statements (Unaudited)
               Consolidated Balance Sheets at September 30, 2000
                and December 31, 1999                                        3
               Consolidated Statements of Income for the three
                months ended September 30, 2000 and 1999                     4
               Consolidated Statements of Income for the nine
                months ended September 30, 2000 and 1999                     5
               Consolidated Statement of Cash Flows for the nine
                months ended September 30, 2000 and 1999                     6
               Notes to Interim Consolidated Financial Statements            7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   12

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                     16


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               16

Item 2.     Changes in Securities and Use of Proceeds                       16

Item 3.     Defaults Upon Senior Securities                                 16

Item 4.     Submission of Matters to a Vote of Security Holders             16

Item 5.     Other Information                                               17

Item 6.     Exhibits and Reports on Form 8-K                                17

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

                                  GAIAM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,         December 31,
Assets                                                              2000                 1999
                                                              ------------------------------------
                                                                (Unaudited)
Current assets:
 Cash and cash equivalents                                    $   5,016,853          $   3,877,465
 Accounts receivable, net                                         4,452,909              4,326,594
 Accounts and notes receivable, other                             2,333,861                573,450
 Inventory, less allowances                                       8,255,777              4,555,436
 Income tax receivable                                                    -                182,474
 Deferred advertising costs                                       3,719,821              2,176,325
 Other current assets                                               976,707                393,330
                                                              ------------------------------------
Total current assets                                             24,755,928             16,085,074

Property and equipment, net                                       7,042,543              3,168,183
Capitalized production costs, net                                 2,214,637              1,636,706
Video library, net                                                4,556,362              4,792,456
Goodwill, net                                                     1,190,175              1,239,507
Other assets                                                        836,812                337,759
                                                              ------------------------------------
Total assets                                                  $  40,596,457          $  27,259,685
                                                              ====================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                            $   7,282,839          $   7,618,344
  Accrued liabilities                                             1,789,186              1,734,310
  Accrued royalties                                                 262,311                725,541
  Income taxes payable                                              331,158                      -
  Capital lease obligations, current                                 88,292                 95,844
                                                              ------------------------------------
Total current liabilities                                         9,753,786             10,174,039

  Capital lease obligations, long-term                              136,712                209,074
  Line of credit                                                  2,900,000              1,900,000
                                                              ------------------------------------
Total long-term liabilities                                       3,036,712              2,109,074

Minority interest                                                 5,917,127                 26,030

Stockholders' equity:
  Class A common stock, $.0001 par value,
     150,000,000 shares authorized, 5,462,780
     and 5,441,537 shares issued and
     outstanding at September 30, 2000 and
     December 31, 1999, respectively                                    546                    544
  Class B common stock, $.0001 par value,
     50,000,000 shares authorized, 5,400,000
     issued and outstanding at September 30,
     2000 and December 31, 1999, respectively                           540                    540
   Redeemable Class A preferred stock in
     subsidiary, $.0001 par value, 10,000 shares
     authorized, 6,000 shares issued and outstanding              6,000,000                      -
  Additional paid-in capital                                     10,982,986             11,038,551
  Deferred compensation                                             (96,293)              (106,992)
  Retained earnings                                               5,001,053              4,017,899
                                                              ------------------------------------
Total stockholders' equity                                       21,888,832             14,950,542
                                                              ------------------------------------
Total liabilities and stockholders' equity                    $  40,596,457          $  27,259,685
                                                              ====================================

                                  GAIAM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                 For the Three Months Ended
                                                                                        September 30,
                                                                                   2000                1999
                                                                              ---------------------------------
Net revenue                                                                   $  13,630,024       $  10,288,134
Cost of goods sold                                                                5,501,528           4,066,441
                                                                              ---------------------------------
Gross profit                                                                      8,128,496           6,221,693

Expenses:
 Selling and operating                                                            5,952,080           4,780,442
 Corporate, general and administration                                            1,194,039           1,046,137
                                                                              ---------------------------------
Total expenses                                                                    7,146,119           5,826,579
                                                                              ---------------------------------

Income from operations                                                              982,377             395,114

Other income (expense):
 Realized gain on sale of securities
  and other income (expense)                                                        (42,531)            714,909
 Interest income (expense)                                                           10,837             (83,040)
                                                                              ---------------------------------
Other income (expense)                                                              (31,694)            631,869
                                                                              ---------------------------------

Income before income taxes and minority
 interest                                                                           950,683           1,026,983

Provision for income taxes                                                          356,792             382,038
Minority interest in net income of
 consolidated subsidiary, net of tax                                                 14,481              92,738
                                                                              ---------------------------------
Net income                                                                    $     579,410       $     552,207
                                                                              =================================
Net income per share:
 Basic                                                                        $        0.05       $        0.06
 Diluted                                                                      $        0.05       $        0.06

Shares used in computing net income per share:
 Basic                                                                           10,862,780           8,531,429
 Diluted                                                                         11,537,474           8,826,429

                                  GAIAM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                         September 30,
                                                                                  2000                 1999
                                                                              ---------------------------------
Net revenue                                                                   $  37,574,443       $  27,851,214
Cost of goods sold                                                               15,079,401          11,141,104
                                                                              ---------------------------------
Gross profit                                                                     22,495,042          16,710,110

Expenses:
 Selling and operating                                                           17,437,528          13,657,802
 Corporate, general and administration                                            3,324,337           2,841,747
                                                                              ---------------------------------
Total expenses                                                                   20,761,865          16,499,549
                                                                              ---------------------------------

Income from operations                                                            1,733,177             210,561

Other income (expense):
 Realized gain on sale of securities
  and other income (expense)                                                          3,092           1,124,597
 Interest expense                                                                  (131,859)           (290,966)
                                                                              ---------------------------------
Other income (expense)                                                             (128,767)            833,631
                                                                              ---------------------------------
Income before income taxes and minority
 interest                                                                         1,604,410           1,044,192

Provision for income taxes                                                          602,135             388,439
Minority interest in net income (loss) of
 consolidated subsidiary, net of tax                                                 19,121             (74,084)
                                                                              ---------------------------------
Net income                                                                    $     983,154       $     729,837
                                                                              =================================

Net income per share:
 Basic                                                                        $        0.09       $        0.09
 Diluted                                                                      $        0.09       $        0.09

Shares used in computing net income per share:
 Basic                                                                           10,851,084           8,371,302
 Diluted                                                                         11,522,223           8,611,872

                                  GAIAM, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                           2000              1999
                                                                                        ----------------------------
Operating activities
Net income                                                                              $   983,154      $   728,267
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                           1,124,821          641,648
  Interest expense added to principal of margin loan                                              -           16,053
  Minority interest in consolidated subsidiary                                               19,121          (74,084)
  Realized gains on sale of securities and property and
   equipment                                                                                      -       (1,412,366)
  Changes in operating assets and liabilities,
   net of effects from acquisitions:
     Accounts receivable                                                                   (126,315)         384,680
     Inventory                                                                           (3,542,708)      (1,591,452)
     Deferred advertising costs                                                          (1,543,496)        (928,091)
     Capitalized production costs                                                          (577,931)        (707,549)
     Prepaid assets                                                                        (583,377)        (840,680)
     Other assets                                                                          (165,872)         (64,732)
     Accounts payable                                                                      (534,052)        (492,008)
     Accrued liabilities                                                                   (486,351)        (877,059)
     Income taxes payable                                                                   513,632          165,105
                                                                                        ----------------------------
Net cash provided by (used in) operating activities                                      (4,919,374)      (5,052,268)
                                                                                        ----------------------------

Investing activities
Purchase of property, equipment and other assets                                         (5,111,612)        (374,951)
Proceeds from the sale of securities available-for-sale                                           -        1,432,818
Cash acquired through acquisition activities                                              3,000,000                -
Payments (borrowings) on notes receivable                                                 1,239,589         (115,047)
                                                                                        ----------------------------
Net cash provided by (used in) investing activities                                        (872,023)         942,820
                                                                                        ----------------------------

Financing activities
Principal payments on capital leases                                                        (79,914)          (7,980)
Proceeds from issuance of common stock                                                       10,699        1,450,000
Proceeds from sale of preferred stock in subsidiary                                       6,000,000                -
Proceeds from convertible debt                                                                    -        1,151,949
Net proceeds from (payments on) borrowings                                                1,000,000        1,658,659
                                                                                        ----------------------------
Net cash provided by (used in) financing activities                                       6,930,785        4,252,628
                                                                                        ----------------------------

Net change in cash and cash equivalents                                                   1,139,388          143,180
Cash and cash equivalents at beginning of period                                          3,877,465        1,409,939
                                                                                        ----------------------------
Cash and cash equivalents at end of period                                              $ 5,016,853      $ 1,553,119
                                                                                        ============================
Supplemental cash flow information
Interest paid                                                                           $   222,065      $   208,720
Income taxes paid                                                                            88,503          222,404

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 2000

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

     Preparation of Interim Condensed Consolidated Financial Statements
     ------------------------------------------------------------------

          The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam, Inc. pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 2000 and the interim results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. These interim statements have not been audited. The balance sheet as of December 31, 1999 was derived from the Company's audited consolidated financial statements included in the Company's annual report on Form 10-K.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 1999 included in the Company's annual report on Form 10-
     K. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 1999.

          The consolidated financial position, results of operations and cash flows for the interim periods disclosed within this report are not necessarily indicative of future financial results.

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 2000

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

     Recently Issued Accounting Standards Not Yet Adopted
     ----------------------------------------------------

          On June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their fair value. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferrral of the Effective Date of FASB No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amending certain accounting and reporting standards of SFAS No.
     133. SFAS No. 133, as amended, is effective for the Company's fiscal 2001 financial statements. As the Company is currently not a party to any derivative instruments and does not anticipate becoming a party to any derivative instruments, management does not currently expect the adoption of SFAS No. 133, as amended, to have a material impact on the Company's consolidated financial statements.

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

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 2000

       Recently Issued Accounting Standards Not Yet Adopted (continued)
       ----------------------------------------------------------------

          In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Under the provisions of EITF 00-10, amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as sales revenues. However, the related shipping and handling costs may not be netted against sales revenue. In September 2000, the EITF made an addition to the final consensus reached at the July 2000 meeting requiring the dollar amount and income statement classification of any significant shipping and handling costs be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." The Company currently, and historically, has classified shipping and handling fees earned as revenue, and shipping and handling costs within "selling and operating" expenses. Therefore, management believes the adoption of EITF 00-10 will not have an impact on the Consolidated Statements of Income.

2.     Mergers and Acquisitions
       ------------------------

            On June 30, 2000, Gaiam, Inc. and Wholepeople.com, Inc. ("Amrion") contributed their Internet properties (the "Contribution") into a newly formed company subsequently renamed Gaiam.com, Inc. The Contribution was made pursuant to the terms of a contribution agreement among Gaiam, Amrion, and certain related parties. In exchange for the contributed Internet properties, Gaiam received 50.1% of Gaiam.com's common stock and Amrion received the remaining 49.9% of Gaiam.com's common stock. Gaiam.com, which will continue its Internet e-commerce business, and will be consolidated by Gaiam with Gaiam's other operations. In exchange for their share of Gaiam.com, Amrion contributed $3.0 million in cash, a $3.0 million short-term note and other Internet assets. On September 15, 2000, Gaiam, Inc. filed a report on Form 8-K/A reporting this transaction.

            On October 13, 2000, Gaiam, Inc. entered into a Merger Agreement with Real Goods Trading Corporation, Inc. pursuant to which Gaiam will acquire 100% of the Real Goods issued and outstanding common stock in exchange for shares of Gaiam's Class A common stock. The merger is subject to approval by the Real Goods shareholders and certain other conditions described in the Merger Agreement. The merger is expected to close in January 2001. If the merger is approved, the Real Goods shareholders will receive one share of Gaiam Class A common stock in exchange for each ten shares of Real Goods common stock. In

                                 Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                 (Unaudited)
                              September 30, 2000

       Mergers and Acquisitions (continued)
       ------------------------------------

       addition, the Real Goods shareholders will receive $1 in gift certificates for Gaiam products for each share owned, up to $100 per person.

3.     Line of Credit
       --------------

            In May 2000, the Company consolidated its line of credit agreements with Wells Fargo Bank into one agreement. The new credit agreement, which extends through January 31, 2002, permits borrowings up to $5 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. Borrowings under this agreement bear interest at the prime rate, which was 9.5% at September 30, 2000. These borrowings are secured by a pledge of Gaiam's assets and contain various financial covenants, including prohibiting the payment of cash dividends to its shareholders and requiring maintenance of certain financial ratios.

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

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 2000

       Earnings per Share (continued)
       ------------------------------

            The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              2000              1999
                                                                          -----------------------------
                Numerator for basic earnings per share                    $   983,154        $  729,837

                Effect of Dilutive Securities:
                  8% convertible debentures                                         -            47,872
                                                                          -----------      ------------

                Numerator for diluted earnings per share                  $   983,154      $    777,709
                                                                          ===========      ============

                Denominator:
                  Weighted average shares for basic
                     earnings per share                                    10,851,084         8,371,302

                Effect of Dilutive Securities:
                  Weighted average of common stock,
                     stock options, warrants and
                     convertible debentures                                   671,139           240,570
                                                                          -----------      ------------

                Denominator for diluted earnings per share                 11,522,223         8,611,872
                                                                          ===========      ============

                Net income per share - basic                              $      0.09        $     0.09
                Net income per share - diluted                            $      0.09        $     0.09

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

            Each of the two segments qualifies as such because each is more than 10% of combined revenue. Contribution margin is defined as net sales, less cost of goods

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 2000

       Segment Information (continued)
       -------------------------------

       sold and direct expenses. Financial information for the Company's business segments was as follows:

                                                             For the Three Months                For the Nine Months
                                                              Ended September 30,                Ended September 30,
                                                            2000              1999             2000               1999
                                                        -----------       -----------      -----------        -----------
Net revenue:
  Direct to consumer                                    $ 9,567,414       $ 7,573,779      $28,299,288        $21,345,454
  Business to business                                    4,062,610         2,714,355        9,275,155          6,505,760
                                                        -----------       -----------      -----------        -----------
    Consolidated net revenue                             13,630,024        10,288,134       37,574,443         27,851,214
Contribution margin:
  Direct to consumer                                        143,986          (135,808)         150,526           (584,347)
  Business to business                                      838,391           530,922        1,582,651            794,908
                                                        -----------       -----------      -----------        -----------
    Consolidated contribution margin                        982,377           395,114        1,733,177            210,561
Reconciliation of contribution
  margin to net income:
    Other income (expense)                                  (31,694)          631,869         (128,767)           833,631
    Income tax expense                                      356,792           382,038          602,135            388,439
    Minority interest expense                                14,481            92,738           19,121            (74,084)
                                                        -----------       -----------      -----------        -----------
Net income                                              $   579,410       $   552,207      $   983,154        $   729,837
                                                        ===========       ===========      ===========        ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document.


Three months ended September 30, 2000 compared to three months ended September
------------------------------------------------------------------------------
     30, 1999
     --------

Revenues increased 32.5% to $13.6 million for the three months ended September 30, 2000 from $10.3 million during the three months ended September 30, 1999. The Company's internal growth rate was 23% for the third quarter of 2000, fueled primarily by a growing presence of the Gaiam brand in national retailers and the e-commerce business.

Gross profit, which consists of revenues less costs of sales, increased 30.6% to $8.1 million for the third quarter of 2000 from $6.2 million during the same period in 1999. As a percentage of revenue, gross profit decreased to 59.6% in 2000 from 60.5% in 1999. This was primarily attributable to a shift in the sales mix.

Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses, increased 24.5% to $6.0 million for the three months ended September 30, 2000 from $4.8 million for the same period in 1999. As a percentage of revenues, selling and operating expenses decreased to 43.7% in 2000 from 46.5% in 1999.

Corporate, general and administrative expenses increased to $1.2 million for the third quarter of 2000, compared to $1 million for the corresponding period in 1999. As a percentage of revenues, general and administrative expenses decreased to 8.8% in 2000 from 10.2% in 1999.

Operating income, as a result of the factors described above, increased 148.6% to $982,377 for the three months ended September 30, 2000 from $395,114 for the three months ended September 30, 1999.

The Company recorded $42,531 in other expense during the third quarter of 2000, compared to other income of $714,909 for the comparable period in 1999. During the third quarter of 1999, the Company recognized a gain on the sale of its marketable securities of $883,838. The Company generated net interest income of $10,837 for the three months ended September 30, 2000. During the comparable period in 1999, the Company incurred net interest expense of $83,040.

Minority interest in net income was $14,481 for the three months ended September 30, 2000 compared to $92,738 for the same period in 1999.

Income tax provision was $356,792 for the three months ended September 30, 2000 as compared to $382,038 for the three months ended September 30, 1999.

Net income, as a result of the factors described above, increased 4.9% to $579,410 for the three months ended September 30, 2000 from $552,207 for the comparable period in 1999.


Nine months ended September 30, 2000 compared to nine months ended September 30,
--------------------------------------------------------------------------------
1999
----

Revenues increased 34.9% to $37.6 million for the nine months ended September 30, 2000 from $27.9 million during the nine months ended September 30, 1999.
The Company's internal growth rate was 27% for the first nine months of 2000, fueled primarily by the growth in sales to national retail chains and e-commerce business.

Gross profit, which consists of revenues less costs of sales, increased 34.6% to $22.5 million for the first nine months of 2000 from $16.7 million during the same period in 1999. As a percentage of revenue, gross profit decreased to 59.9% in 2000 from 60.0% in 1999.

Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses, increased 27.7%, less than the revenue increase of 34.9%, to $17.4 million for the nine months ended September 30, 2000 from $13.7 million for the same period in 1999. As a percentage of revenues, selling and operating expenses decreased to 46.4% in 2000 from 49.0% in 1999.

Corporate, general and administrative expenses increased to $3.3 million for the first nine months of 2000, compared to $2.8 million for the corresponding period in 1999. As a percentage of revenues, general and administrative expenses decreased to 8.8% in 2000 from 10.2% in 1999.

Operating income, as a result of the factors described above, increased to $1,733,177 for the nine months ended September 30, 2000 from $210,561 for the nine months ended September 30, 1999.

The Company recorded $3,092 in other income during the nine months ended September 30, 2000, compared to other income of $1,124,597 for the comparable period in 1999. During 1999, the Company recognized gains on the sale of its marketable securities of $1,412,366. Net interest expense declined to $131,859 for the first nine months of 2000 from $290,966 for the nine months ended September 30, 1999, due to interest income generated during the third quarter of 2000.

Minority interest in net income was $19,121 for the nine months ended September 30, 2000 compared to a negative $74,084 for the same period in 1999.

Income tax provision of $602,135 represented 37.5% of pre-tax income for the nine months ended September 30, 2000, as compared to a $388,439 tax provision, or 37.2% of pre-tax income, for the nine months ended September 30, 1999.

Net income, as a result of the factors described above, increased 34.7% to $983,154 for the nine months ended September 30, 2000 from $729,837 for the comparable period in 1999.

Liquidity and Capital Resources
-------------------------------

       Gaiam's capital needs arise from working capital required to fund our operations, capital expenditures related to expansions and improvements to Gaiam's infrastructure, development of e-commerce, and funds required in connection with the acquisitions of new businesses and Gaiam's anticipated future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam's product offerings, the ability to expand Gaiam's customer base, the cost of ongoing upgrades to Gaiam's product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors. The timing and amount of these capital requirements cannot accurately be predicted. Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and plans to expand sales and marketing programs and conduct more aggressive brand promotions.

       During the first six months of 1999, Gaiam raised $1.45 million from the private placement of 331,429 shares of Class A common stock and $1.425 million in debentures. The privately placed shares were sold at $4.375 per share, and the 8% convertible debentures matured on the earlier of one year after the date of the debenture or the closing date of Gaiam's initial public offering. In October 1999, we repaid $500,000 of the convertible debentures and, simultaneous with the closing of the initial public offering, converted the remaining $1.475 million in debentures to 295,000 shares of Class A common stock.

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

       In May 2000, Gaiam consolidated its line of credit agreements with Wells Fargo Bank into one agreement. The new credit agreement, which extends through January 31, 2002, permits borrowings up to $5 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. Borrowings under this agreement are secured by a pledge of Gaiam's assets. Principal repayment of amounts borrowed under this line of credit agreement are due either when the collateral value of Gaiam's accounts receivable and inventory drops below prescribed levels or upon maturity of the agreements, whichever occurs first. Borrowings under the Wells Fargo credit agreement bear interest at the prime rate. The Wells Fargo credit agreement contains various financial covenants and also prohibits Gaiam from paying dividends to shareholders.

       Gaiam's operating activities used net cash of $4.9 million for the nine months ended September 30, 2000 and used $5.1 million of net cash for the same period in 1999. Gaiam's net cash used by operating activities for 2000 arose primarily from an increase in inventories in order to support additional revenue growth, including store-within-store rollouts, and seasonal increases in prepaid expenses. Net cash used during 1999 was primarily a result of seasonal increases in inventories and prepaid expenses associated with the increased sales volumes generated during the fourth quarter.

       Gaiam's investing activities used cash of $872,023 for the nine months ended September 30, 2000. This use of cash arose primarily from costs associated with the direct-to-consumer web site, and additional property and equipment purchases to support our increasing volumes totaling $5.1 million. On June 30, 2000, Gaiam and Wholepeople.com ("Amrion"), a subsidiary of Whole Foods Market, merged their Internet businesses into a newly formed company subsequently renamed Gaiam.com, Inc. In exchange for contributed Internet properties, Gaiam received 50.1% of Gaiam.com's common stock and Amrion received the remaining 49.9% of Gaiam.com's common stock. As part of this transaction, Amrion contributed $3 million in cash, a $3 million short-term note and other Internet assets to Gaiam.com. During the first nine months of 1999, Gaiam generated $942,820 in cash from investing activities, largely from the sale of marketable securities.

       During the nine months ended September 30, 2000, Gaiam's financing activities provided $6.9 million in cash. In June 2000, Gaiam sold 6,000 shares of Redeemable Series A Preferred Stock in Gaiam.com for a total consideration of $6 million. During the same period in 1999, Gaiam's financing activities provided $4.3 million in cash primarily from borrowing activities and the issuance of common stock.

       As Gaiam continues to expand, we anticipate making additional investments in web site design and technology, and, with additional planned business growth, will be investing in additional capacity.

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


                               Gaiam, Inc.
                               (Registrant)
                               November 13, 2000


                               By:  /s/ Jirka Rysavy
                                        Jirka Rysavy
                                        Chief Executive Officer

                                    /s/ Janet Mathews
                                        Janet Mathews
                                        Chief Financial and Accounting Officer