Form 10-K
period 2000-12-31
GAIAM INC
filed 2001-03-27
CIK 1089872

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
     such filing requirements for the past 90 days.   YES [X]      NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this
     Form 10-K or any amendment to this Form 10-K   [_]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $33,368,080 as of March 21, 2001, based upon the closing price on the Nasdaq National Market reported for such date. As of March 21, 2001, 5,955,578 shares of the Registrant's $.0001 par value Class A common stock and 5,400,000 shares of the Registrant's Class B common stock were outstanding. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock has been excluded in that such person may, under certain circumstances, be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE
     The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:


     Part III incorporates by reference from the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                                  Gaiam, Inc.
                                  -----------

     Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000

                                    Part I

     Item 1.    Business
     Item 2.    Properties
     Item 3.    Legal Proceedings
     Item 4.    Submission of Matters to a Vote of Security Holders

                                    Part II

     Item 5.    Market for Registrant's Common Equity and Related Stockholder
                Matters
     Item 6.    Selected Financial Data
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
     Item 8.    Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                   Part III

     Item 10.   Directors and Executive Officers of the Registrant
     Item 11.   Executive Compensation
     Item 12.   Security Ownership of Certain Beneficial Owners and Management
     Item 13.   Certain Relationships and Related Transactions

                                    Part IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "plan," "estimate," "expect," "strive," "future," "intend" and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements. Gaiam's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Market Risk" and elsewhere in this report. Risks and uncertainties that could cause actual results to differ included, without limitation, competition, loss of key personnel, pricing, brand reputation, growth of e-commerce, acquisitions, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, future internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, limited experience in operating retail stores, consumer trends, customer interest in our products, general economic conditions, the effect of government regulation and other risks and uncertainties included in Gaiam's filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management's view only as of the date of this report. We undertake no obligation to update any forward-looking information.

                                    PART I


     ITEM 1.    BUSINESS

     GAIAM

       Gaiam is a multi-channel lifestyle company that markets to customers who value personal development, healthy living and the environment. We are dedicated to providing a broad selection of high quality information, goods and services in a customer-friendly manner using a multi-channel approach through catalogs, e-commerce, business to business channel, media broadcasts and 21,000 retail points including leading names such as Discovery, Borders, Musicland, Dicks, Amazon.com, Target and Whole Foods. We provide customers with natural and healthy alternatives to traditional products.

       We strive to serve consumers who live a lifestyle that places a high value on promoting healthy living, personal development and the quality of the Earth's environment, recognizing that our personal health and the health of our children depend on it. We offer to consumers an opportunity to make purchasing decisions for goods and services based on these values, in addition to the traditional criteria of price and performance.

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

     OUR CORE VALUES

      Gaiam's approach to business is based on our core values:

        .   We emphasize integrity in all of our relationships.

        .   We stress a triple bottom line:  profits - people - planet.

        . We value the environment as a base to personal health and view all resources as precious assets.

        . We understand living our beliefs is more than just the right thing to do; it is the only path to take.

        . We strive to motivate every person to make a positive difference in their lives and in our world by the simple choices they make every day.

     OUR MARKET - THE LOHAS INDUSTRY

       The Lifestyles of Health and Sustainability (LOHAS) industry was $230 billion in the year 2000 in the United States alone, according to Natural Business Communications. The industry consists of five main sectors:

        . Sustainable Economy is comprised of renewable energy, energy conservation, recycling and recycled goods, environmental management services, sustainable manufacturing processes and related services and information.

        . Healthy Living includes natural and organic foods, dietary supplements, personal care products and related information and services.

        . Alternative Healthcare includes health and wellness solutions and alternative health practices. The Journal of American Medical Association conducted a study in 1998 that concluded 83 million Americans practiced some sort of alternative healthcare in 1997 accounting for $27 billion, mostly out of pocket expenses.

        . Personal Development includes solutions, information, products and experiences relating to mind, body and spiritual development. Companies offering yoga and other stress reducing fitness alternatives to their employees are enhancing this sector. A survey by Wall Street Journal found that 23% of adults surveyed did yoga, meditation or other similar practices.

        . Ecological Lifestyles include environmentally friendly cleaning and household products, green and organic cotton bedding and clothing, and eco-tourism. According to Natural Business Communication, this may be the fastest growing segment of the industry as business-to-business industries and consumer services (such as the hospitality industry) are pressured by consumers to incorporate these products and services into their business.

      Gaiam participates in all five segments of the LOHAS industry.

     OUR DISTRIBUTION CHANNELS

        .   Catalogs/Print Advertising

       Gaiam offers a large variety of LOHAS products directly to the consumer through our catalogs and through consumer lifestyle publications such as Self, Shape and Yoga Journal magazines. We produce quality catalogs in all segments of LOHAS utilizing sub-brands such as Gaiam Harmony, Gaiam Living Arts, Gaiam Innerbalance, Gaiam Real Goods and Gaiam Jade Mountain. We circulate catalogs to the 1.5 million customers in our database on a regular basis.

       For the benefit of our direct customers, we provide unconditional return guarantees, toll-free telephone ordering, an in-house, well-trained customer service staff, and on-hand inventory to support over 90% of our in-stock orders. It is our practice to ship each order no later than the next business day.

        .   Retailers

       Gaiam currently sells products through 21,000 retail points including lifestyle stores such as Discovery Stores and The Walking Company, book stores such as Borders and Barnes and Noble, mass merchants such as Target, sporting goods stores such as Dicks and Galyans, women's beauty stores such as Ulta and Origins, specialty stores such as Pea in the Pod and Dandelion, on-line retailers such as Amazon.com and natural food retailers such as Whole Foods. We have recently launched our integrated branded lifestyle concepts in selected retail establishments.

     Gaiam is expanding proprietary product offerings to our retailers.

        .   E-Commerce

       We believe that our business is also well suited to Internet commerce. The use of many of our products is enhanced by extensive product education and information that we are making available online. The online environment offers wider shelf space and the capacity to present consumer information less expensively. In addition, many Internet products and information are not widely found in conventional stores.

       We have upgraded our website and technology systems to create a platform that takes advantage of the unique characteristics of online retailing. We currently have approximately 10,000 SKU's on our website. Our online gross profit average margin is over 55%, making our Internet channel an attractive business model.

       Our goal is to grow this segment of our customers and to educate them about their own ability to affect positive change through purchases that will result in improvements to the environment and their well being - and thereby demonstrating to them that their choices can "make a difference."

        .   Corporate Supplier

       Gaiam provides products and services to businesses that desire healthy and natural alternatives, which range from organic cotton robes and bedding to hospitals and hospitality chains to solar powered safety and security systems to the Dallas Airport. Gaiam is developing a line of promotional products in organic cotton that includes t-shirts, sweatshirts, caps, bags, etc. for customers such as Mercedes Benz and Aveda.

       Gaiam also has a design and consulting service for corporate accounts that assesses their energy needs and makes recommendations for more efficient solutions. We have consulted with clients such as The White House, The Vatican, Sony, Disney, NASA and Discovery Channel. We expect this service be in considerable demand with the ongoing energy crisis in California.

        .   Media

       Gaiam produces information and programming targeted to consumers who value healthy and environmental lifestyles. Currently, thirteen of our programs are broadcast domestically and five internationally. Our programs are also available in over 500,000 hotel rooms in the U.S. and 200,000 in Canada through on demand programming available in such hotels as Marriott, Hyatt, Westin, Hilton, Radisson and Four Seasons.

       Gaiam also publishes programs on DVD and video and co-publishes books and programming on sustainable living as well as over 100 music titles.

     OUR COMPETITIVE STRENGTHS


      We believe the following factors have contributed to our growth and success:

        .   Focus on Large Market

       Gaiam believes that the expansion and fast growth of the LOHAS industry is being fueled by Conscious Commerce, a trend of making purchasing decisions based on lifestyle and personal values, driven by a growing population segment called Cultural Creatives. A study published by the Institute of Noetic Sciences in 1996 coined the term "Cultural Creatives." Paul Ray, who authored this study, is now a member of our board of directors. American Demographics (February 1997) estimates that this growing population segment, which has in common the values of environmental awareness, healthy lifestyles and personal development, numbered 44 million adults in the United States alone in 1996 and according to Mr. Ray, grew to 50 million in 1998. We believe the growth of these consumers is evidenced also by the growth of our customer base. Cultural Creatives tend to be well-educated consumers, with a median age of 42, a 60/40 women-to-men ratio and an average annual income of $52,000.

       Gaiam targets Cultural Creatives and we believe that our customer demographics and loyalty contribute significantly to our high average order value of approximately $90 for the year ended December 31, 2000, as compared to a lower average for the direct marketing industry and the e-commerce sector.

       See Note 1 to Gaiam's Consolidated Financial Statements for information about our international sales.

        .   Experienced Executive Team

       Gaiam has an experienced team of corporate managers. Our founder and Chief Executive Officer, Jirka Rysavy, was the founder and Chief Executive Officer of Corporate Express, Inc., which he built to a Fortune 500 company. He was also the founder and CEO of Crystal Market, Inc., which was sold to become the first Wild Oats Markets store. Our President and Chief Operating Officer, Lynn Powers, has over 15 years of senior management experience in the retail industry as a Senior Vice President of Merchandising, Marketing and Strategic Planning for Miller's Outpost, which she helped to grow from a $25 million startup to over $500 million in revenues. Our Chief Information Officer, Pavel Bouska, was a member of the founding team and an officer of Corporate Express for over 10 years, serving in various positions, including Chief Information Officer and Vice President of Information Systems.

        .   Distinctive, Branded Products

       Gaiam offers information, proprietary products and services under its brand name. These products appeal to Gaiam's well-educated customers and are not widely available in conventional stores. These products are designed to enhance customers' lifestyles and experiences and provide healthy, natural solutions while being eco-friendly and promoting a sustainable economy. Private brand product sales were approximately 37% in year 2000, up from 24% in 1999 and 10% in 1998. Because we use a multi-channel approach to our business we are able to leverage our product development costs across all channels of our business.

        .   Exceptional Customer Service

       Gaiam maintains a customer-focused approach at all stages of its business to build long-term customer relationships based on loyalty and trust. Gaiam stands by its advertised "no-risk guarantee" by providing its customers a full refund of the purchase price for products that are returned any time, for any reason. We believe that this guarantee, coupled with the quality of our customer service personnel, encourages greater customer loyalty and repeat sales. We ensure that we have on hand inventory to support 90% of in-stock orders. It is our practice to ship each order no later than the next business day.

       According to Jupiter Communications, 90% of online customers prefer human interaction when they require customer service. Our in-house customer service department includes product specialists, who have specific product knowledge and assist customers in selecting products and solutions that meet their needs, design, price and style criteria. Gaiam also enhances its customer service through initiatives such as extensive product training for customer service representatives. We believe that, by offering exceptional customer service, we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

        .   Established Infrastructure

       Gaiam has invested in its physical facilities, technology and information systems. In 2000, we expanded our distribution to a 208,100 square foot fulfillment center near Cincinnati, Ohio, a facility that is in the central United States and conveniently located to hubs for major shipping companies. This location allows us to achieve shipping cost efficiency to most locations across the Continental United States. It is located within 30 minutes of both UPS and Airborne hubs. We also installed our supply chain management information system to support virtually all segments of our business, including, merchandising, customer database management and marketing, order processing, fulfillment, inventory management, customer service and financial reporting. This investment reduced our costs of fulfillment by providing an integrated system that reduces labor costs and time needed to procure inventory and fill orders. This existing infrastructure is allowing us to integrate acquired businesses in an efficient and cost-effective manner.

        .   Operating Model

       Our business structure is designed to provide high operating leverage on the revenue growth and enable each Gaiam distribution channel to achieve individual sales growth, while realizing cost savings from the combined enterprise. The managers of our channels retain responsibility for merchandising and creative presentation. Gaiam provides strategic direction, technology, financial resources and administrative services, as well as marketing, customer service, fulfillment, purchasing and sourcing, thus leveraging our current infrastructure in a highly scaleable model.

     OUR OPERATING STRATEGIES

        .   Strengthen our Brand

       We are striving to establish the Gaiam brand as an authority in the LOHAS industry. We plan to strengthen the Gaiam brand by increasing marketing efforts, strengthening relationships with traditional and e-commerce retailers, and increasing the breadth of our proprietary product and audio, video and digital informational offerings while maintaining our high level of customer service. Our products, services and information will generally bear the Gaiam symbol.

       We believe that the expanding demand by consumers for eco-friendly and natural products will permit us to obtain products in greater volume and, in turn, offer the products at lower prices than might otherwise be available. As we are able to lower prices in this manner, we expect to attract additional customers.

        .   Capitalize on our Multi-channel Approach

       We intend to make purchasing quality, natural and healthy lifestyle products from us convenient regardless of the channel customers prefer. In our direct business, we are open 24 hours a day, and shopping for our products does not need to require a trip to a store. We offer our entire selection of products on our Internet site. We cross-market between our catalogs and our e-commerce, introducing our customers to all aspects of LOHAS. A direct customer coming to us for a yoga videotape will also be exposed to our organic cotton performance wear line.

       In our business-to-business sector, we are expanding our retail exposure, which is currently at 21,000 retail points, and building store-within-store concepts in Whole Foods Markets, Discovery Stores, Dicks and Galyans. We are expanding into women's beauty stores such as Ulta and Origins, sporting goods chains such as Dicks and Galyans, and bed and bath specialty stores such as Bed Bath and Beyond. This expansion at the retail level increasingly allows our customers to find Gaiam products no matter how or where they shop.

       Our media, especially TV broadcast, is also an excellent opportunity for Gaiam to strengthen its brand. We partner with experts in LOHAS to produce proprietary content that we leverage through TV broadcast, on demand programming as well as audio, video and digital products, which we market through our consumer and B-to-B channels.

        .   Expand our Proprietary Products

       We grew our proprietary products from 24% of our business in 1999 to 37% of our business in 2000. These products carry a higher margin and distinguish us from many of our competitors. We now offer over 2000 SKUs of proprietary product that range from audio and video tapes to organic cotton baby clothes. We are expanding our supply chain with overseas suppliers in Europe and South America. Our merchants are continuing to develop and source new product in all aspects of LOHAS. We leverage our development costs over all sales channels.

        .   Offer Quality, Convenience and Selection

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

        .   Develop Business-to-Business Opportunities

       Gaiam is focused on increasing its sales to other businesses that have a need for sustainable or natural and healthy lifestyle products and services. These businesses include retailers, broadcasters, governmental agencies, hospitality companies, spas and resorts, health care providers, as well as industrial companies. We believe that the Gaiam brand and product mix are well suited to these businesses. As companies prepare to market to consumers in the LOHAS industry, we believe many will desire to partner with a lifestyle authority such as Gaiam. We believe that the expertise and knowledge we have and can develop in the LOHAS industry will make Gaiam one of the information sources of choice for businesses that wish to service the LOHAS industry.

        .   Complement our Existing Business with Selective Strategic
            Acquisitions

       Even though our strategy is not dependent on acquisitions, we will consider strategic acquisitions in the LOHAS industry that complement our existing business, especially companies with a strong brand identity and with customer and product information databases that augment our databases. We believe that significant acquisition opportunities exist and our willingness to retain existing operating management makes us an attractive acquiring party. Gaiam generally allows the acquired company's management team to retain responsibility for front-end business functions such as creative presentation and marketing, while consolidating operational functions under the Gaiam organization to realize economies of scale.

     OUR BUSINESS SEGMENTS

       We separate our business into two business segments: Direct-to-Consumer, which includes catalogs, print advertising, and e-commerce; and Business-to-Business, which includes sales to retailers, corporations and our media channel.

       We are in the process of significantly increasing our sales to other businesses that have a need for eco-friendly products and services or natural and healthy lifestyle products. Business-to-Business revenues were 13% of 1998 revenues, 24% of revenues for 1999 and 28% of revenues for 2000. See Note 12 to our Consolidated Financial Statements for further information on our segments.

     OUR INTELLECTUAL PROPERTY

       Gaiam, Gaiam.com, and various product names are subject to trademark or pending trademark applications of Gaiam or a Gaiam company. We also currently hold various web domain names relating to our brand, including www.gaiam.com. We believe these trademarks and domain names are
     --------------
     significant assets to our business.

     OUR COMPETITIVE POSITION

       We believe that the LOHAS industry is characterized by fragmented supplier and distribution networks, and we are not aware of a dominant leader. Gaiam's goal is to establish itself as the industry leader.

       Our business is evolving and competitive. Larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors. Many of such entities are larger, have longer operating histories and have greater financial and marketing resources than we have. Increased competition from these or other competitors could reduce our revenue and profits. In addition, the smaller businesses we compete against may be able to more effectively personalize their relationships with customers.

       We expect industry consolidation to increase competition. Our competitors may adopt aggressive pricing or inventory policies, which could result in reduced operating margins, loss of market share and a diminished brand franchise.

       We believe the principal competitive factors in the LOHAS market are distinctiveness of products and services, authenticity of information, quality of product, brand recognition, and price. We believe we compete favorably on the relevant factors as evidenced by our sales growth.

     OUR EMPLOYEES

       As of March 15, 2001, Gaiam and the Gaiam companies employed approximately 295 persons. None of our employees is covered by a collective bargaining agreement.

     REGULATORY MATTERS

       An increasing number of laws and regulations pertaining to the Internet exist. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws such as those governing such issues as intellectual property ownership and infringement, privacy, libel, copyright, trade mark, trade secret, obscenity, personal privacy, taxation, regulation of professional services, regulation of medical devices and the regulation of the sale of other specified goods and services apply to the Internet and Internet advertising. New legislation or regulations, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products, information and services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

       There are a number of different bills under consideration by Congress and various state legislatures that would restrict disclosure of consumers' personal information, which may make it more difficult for Gaiam to generate additional customers, and restrict unsolicited electronic mail or printed materials. Although Gaiam believes it is generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us.

       The Gaiam companies generally collect sales taxes only on sales to residents of the state in which Gaiam is headquartered, where orders are fulfilled or where Gaiam has a location. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although Congress placed a moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from these activities.

       Our business is also subject to a number of other governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, merchandise imported by Gaiam is subject to import and customs duties and, in some cases, import quotas.

     SEASONALITY

       See the Quarterly and Seasonal Fluctuations section of Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, for information pertaining to the seasonal aspects of our business.


     ITEM 2.    PROPERTIES

     Our principal executive offices are located in Boulder County, Colorado. Our main fulfillment center is located in the Cincinnati, Ohio area. This facility houses most of our fulfillment functions. We selected the Cincinnati site after considering the availability and cost of facilities and labor, proximity to major highways, air delivery hubs and support of local government of new businesses. We also believe that Cincinnati is ideal for providing the lowest cost shipping available from a single central point to a customer base that conforms to the overall U.S. population. Approximately 90% of our orders are filled and shipped from the Cincinnati facility. The balance is shipped directly from suppliers.

     The following table sets forth certain information relating to our primary facilities, all of which are leased:

Primary Locations                          Size                           Use                           Lease Expiration
-----------------------------------  ----------------  ------------------------------------------  ---------------------------
Boulder County, CO                    32,000 sq. ft.       Headquarters and customer service               March 2002
Cincinnati, OH                       208,100 sq. ft.       Fulfillment center                              March 2006
Venice, CA                             9,000 sq. ft.       Creative staff offices                          July 2005

     We have options to renew our headquarters lease. On March 1, 2000, due to the growth of our operations, we entered into a new fulfillment center lease, which expanded our facility to 208,100 sq. ft. This site holds our warehousing and distribution services group. We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and, as we need it.

     The Gaiam Yoga Center, purchased in December 2000, is situated on 160 acres in Paulden, Arizona.

     ITEM 3.    LEGAL PROCEEDINGS

     Gaiam is not a party to any material legal proceedings.

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended December 31, 2000.


                                   MANAGEMENT

     EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors, their respective ages as of December 31, 2000 and their positions are as follows:

     NAME                                          AGE                   POSITION
     ----------                                 ---------              ------------
     Jirka Rysavy                                 46                   Founder, Chairman of the Board and Chief Executive Officer
     Lynn Powers                                  51                   President, Chief Operating Officer and Director
     Pavel Bouska                                 46                   Executive Vice President and Chief Information Officer
     Barnet M. Feinblum (1) (2)                   53                   Director
     Barbara Mowry  (1) (2)                       52                   Director
     John Mackey                                  47                   Director
     Paul H. Ray  (1) (2)                         61                   Director

        (1)  Member of the Compensation Committee
        (2)  Member of the Audit Committee

     JIRKA RYSAVY - Founder, Chairman and Chief Executive Officer of Gaiam. He has been Chairman since Gaiam's inception and became the full-time Chief Executive Officer in December 1998. In 1986, Mr. Rysavy founded Corporate Express, Inc., which, under his leadership, grew to become a Fortune 500 company supplying office and computer products and services. He was its Chairman and Chief Executive Officer until September 1998. Mr. Rysavy also founded and served as Chairman and Chief Executive Officer of Crystal Market, a health foods market, which was sold in 1987 and became the first Wild Oats Markets store. Mr. Rysavy is also a director of Whole Foods Market.

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

     BARBARA MOWRY - Director since October 1999. From November 1997 until February 2001, Ms. Mowry was the President and Chief Executive Officer of Requisite Technology, a business-to-business e-commerce company specializing in the creation and management of electronic content and catalogs. Prior to joining Requisite Technology, Ms. Mowry was an officer of two Fortune 500 companies, Telecommunications, Inc. (cable television) from 1995 to 1997, and UAL, Inc. (airline) from 1983 to 1990. In 1990,
     Ms. Mowry founded, and until 1995 served as Chief Executive Officer of The Mowry Company, a relationship marketing firm focusing on the development of customer relations for businesses.

     JOHN MACKEY - Director since September 2000. Mr. Mackey has been the Chairman and Chief Executive Officer of Whole Foods Markets, Inc., the world's largest natural food retailer, since he co-founded the company 20 years ago. Mr. Mackay is also a director of Jamba Juice.

     BARNET M. FEINBLUM - Director since October 1999. Mr. Feinblum is a director and served as the President and Chief Executive Officer of Horizon Organic Dairy from May 1995 until January 2000. From July 1993 through March 1995, Mr. Feinblum was the President of Natural Venture Partners, a private investment company. From August 1976 until August 1993, Mr. Feinblum held various positions at Celestial Seasonings, Inc., including President, Chief Executive Officer, and Chairman of the Board. He is also a director of Seventh Generation, Inc.

     PAUL H. RAY - Director since October 1999. Mr. Ray is a senior partner in Integral Partnership, consulting firm specializing in Cultural Creative topics. From November 1986 until December 2000, he was Executive Vice President of American LIVES, Inc., a market research and opinion-polling firm, since November 1986. Prior to joining American LIVES, Mr. Ray was Chief of Policy Research on Energy Conservation at the Department of Energy, Mines and Resources of the Government of Canada from 1981 to 1983. From 1973 to 1981, Mr. Ray was Associate Professor of Urban Planning at the University of Michigan. He is the author of "The Integral Culture Survey," which first identified the Cultural Creatives subculture.

     Each director serves for a one-year term. Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of Gaiam.

                                    PART II


     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

     Stock Price History
     -------------------

          Gaiam's Class A common stock has been quoted on the NASDAQ under the symbol "GAIA" since the Gaiam's initial public offering on October 29, 1999. On March 21, 2001, the Company had 9,287 stockholders of record and 5,955,578 shares of $.0001 par value Class A common stock outstanding, and one stockholder and 5,400,000 shares of $.0001 par value Class B common stock outstanding.

          The following table sets forth certain sales price and trading volume data for the Company's Class A common stock for the period indicated:

                                                                      Average
                                                                       Daily
                                      High Bid    Low Bid    Close    Volume
                                      ---------  ---------  --------  ------
     Fiscal 2000:
       First Quarter                  $      19  $13 59/64  $ 17 1/2  11,057
       Second Quarter                 $24 11/16  $      14  $ 18 1/2  12,383
       Third Quarter                  $      19  $      15  $ 18 5/16 11,176
       Fourth Quarter                 $  18 1/4  $  14 5/8  $ 15 7/16  8,224
     Fiscal 1999 - Fourth Quarter
       Commencing October 29, 1999    $  18 1/4  $   5 3/8  $ 15 7/8  58,952

     Dividend Policy
     ---------------

          Gaiam has never declared or paid any cash dividends on its capital stock. Gaiam currently intends to retain earnings, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. In addition, our bank credit agreement prohibits payment of any dividends to our shareholders.

     Sales of Unregistered Securities
     --------------------------------

          During 2000, we acquired a yoga props company and a 70% interest in an organic clothing manufacturer. Total consideration paid for these acquisitions was approximately $315,000 in cash and 21,243 shares of Class A common stock. These shares were issued on February 29, 2000 (14,000 shares) and June 20, 2000 (7,243 shares). The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.


     ITEM 6.    SELECTED FINANCIAL DATA

          The selected statement of operations for the years ended December 31, 1998, 1999 and 2000 and balance sheet data as of December 31, 1999 and 2000 set forth below are derived from Gaiam's audited consolidated financial statements. The audited consolidated financial statements include statements of operations for the years ended December 31, 1998, 1999 and 2000, and balance sheets as of December 31, 1999 and 2000. These financial statements appear elsewhere in this Form 10-K. The selected statement of operations for the years ended December 31, 1996, and 1997 and balance sheet data as of December 31, 1996, 1997 and 1998 set forth below are derived from Gaiam's audited consolidated financial statements. The historical operating results are not necessarily indicative of the results to be expected for any other period. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Gaiam's consolidated financial statements and related notes, included elsewhere in this Form 10-K.

                                                   SELECTED FINANCIAL DATA
                                        (Amounts in thousands, except per share data)

                                                                                 Year Ended December 31,
                                                          ------------------------------------------------------------------
                                                                 2000          1999          1998          1997         1996
                                                          ------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net revenues                                                  $60,588       $45,725       $30,739       $19,898      $14,801
Cost of goods sold                                             23,793        18,176        13,174         8,462        6,762
                                                          ------------------------------------------------------------------
Gross profit                                                   36,795        27,549        17,565        11,436        8,039
Selling, operating, general
  and administrative expenses                                  32,367        25,425        16,580        12,002       10,471
                                                          ------------------------------------------------------------------
Operating income (loss)                                         4,428         2,124           985          (566)      (2,432)
Other income (loss) (1)                                          (283)          606           388         1,583        2,984
                                                          ------------------------------------------------------------------
Income before income taxes and
   Minority interest                                            4,145         2,730         1,373         1,017          552
Income taxes                                                    1,556         1,063           251           363          212
Minority interest                                                 (60)          (51)          262             -            -
                                                          ------------------------------------------------------------------
Net income                                                    $ 2,649       $ 1,718       $   860       $   654      $   340
                                                          ==================================================================
Net income per share:
   Basic                                                        $0.24         $0.20         $0.11         $0.08        $0.04
   Diluted                                                      $0.23         $0.19         $0.11         $0.08        $0.04
                                                          ==================================================================
Shares outstanding:
   Basic                                                       10,858         8,785         8,073         8,040        8,040
   Diluted                                                     11,525         9,119         8,119         8,040        8,040

                                                                                      December 31,
                                                          ------------------------------------------------------------------
                                                                 2000          1999          1998          1997         1996
                                                          ------------------------------------------------------------------
BALANCE SHEET DATA
Cash                                                          $ 8,579       $ 3,877       $ 1,410       $ 1,612      $   380
Securities available-for-sale (2)                                   -             -         1,634         4,828           56
Working capital (deficiency)                                   15,269         5,911           (81)        5,226       (1,838)
Total assets                                                   48,477        27,260        16,677        10,774        6,256
Long-term debt (net of current maturities)                      5,770         2,109           299            42           89
Stockholders' equity (2)                                       18,111        14,951         3,661         4,736          920

(1) Other income in 1996, 1997, 1998 and 1999 primarily reflects income from sale of securities available-for-sale.
(2)  Securities valued at fair market value in 1996, 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

     Overview
     --------

          Gaiam is a multi-channel lifestyle company catering to customers who value personal development, healthy living and the environment. Gaiam was incorporated in Colorado in 1988. In 1995, Gaiam began to expand nationally and make acquisitions. From 1996 to 2000, our revenues increased from $14.8 million to $60.6 million, representing a compound annual growth rate of approximately 42.2%.

          Gaiam's business model is evolving as evidenced by the increase in the percentage of our revenues attributable to our business-to-business segment and the launch of our e-commerce channel. During 1998, business-to-business revenues accounted for approximately 13% of all revenues, while in 2000, this segment's revenues increased to approximately 28% of total revenue. Although Gaiam has used acquisitions to grow its business, internal growth remained strong at 24% during 2000, up from 18% in 1999.
     In addition, Gaiam's gross margin continued to increase as a result of developing more proprietary merchandise, on which we have better margins, and negotiating better pricing from our vendors due to volume discounts.

     Results of Operations
     ---------------------

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                                                       For the Year Ended December 31,
                                                                         2000           1999           1998
                                                                        -----          -----          -----
Net revenue                                                             100.0%         100.0%         100.0%
Cost of goods sold                                                       39.3%          39.8%          42.9%
                                                                        -----          -----          -----
Gross profit                                                             60.7%          60.2%          57.1%
Expenses:
  Selling and operating                                                  45.1%          48.8%          46.1%
  Corporate, general and administrative                                   8.3%           6.7%           7.8%
                                                                        -----          -----          -----
Total expenses                                                           53.4%          55.5%          53.9%
                                                                        -----          -----          -----
Income (loss) from operations                                             7.3%           4.7%           3.2%
Other income (expense), net                                              -0.4%           1.3%           1.3%
                                                                        -----          -----          -----
Income before income taxes and minority interest                          6.9%           6.0%           4.5%
Provision for income taxes                                                2.6%           2.3%           0.8%
Minority interest in net income of consolidated
   subsidiary, net of tax                                                -0.1%          -0.1%           0.9%
                                                                        -----          -----          -----
Net income                                                                4.4%           3.8%           2.8%
                                                                        =====          =====          =====

     Year ended December 31, 2000 compared to year ended December 31, 1999
     ---------------------------------------------------------------------

          Revenues increased 32.5% to $60.6 million in 2000 from $45.7 million in 1999. Gaiam's internal growth rate was 24%, fueled primarily by the growth in sales to national retail chains and e-commerce business. Business-to-business revenues grew 50.3% to $16.8 million in 2000 from $11.2 million in 1999.

          Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased
     33.6% to $36.8 million in 2000 from $27.5 million during 1999. As a percentage of revenue, gross profit increased to 60.7% in 2000 from 60.2% in 1999. This was primarily attributable to the growth of Gaiam's proprietary product offerings, on which we have better margins, which constituted 37% of sales in 2000, up from 24% in 1999.

          Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses, increased 22.3%, which is less than the revenue increase of 32.5%, to $27.3 million in 2000 from $22.3 million in 1999. As a percentage of revenues, selling and operating expenses decreased to 45.1% in 2000 from 48.8% in 1999.

          Corporate, general and administrative expenses increased to $5.1 million for 2000 from $3.1 million in 1999. As a percentage of revenues, general and administrative expenses increased to 8.3% in 2000 from 6.7% in 1999, primarily as a result of an increase in depreciation expense and the expenses associated with a public company.

          Operating income, as a result of the factors described above, increased 108.4% to $4.4 million in 2000 from $2.1 million in 1999.

          Gaiam recorded $73,947 in other expense during 2000, compared to other income of $971,159 in 1999. During 1999, Gaiam recognized gains on the sales of its marketable securities of $2.5 million. Net interest expense declined to $209,167 in 2000 from $365,294 in 1999, primarily as a result of interest income generated in the third and fourth quarters of 2000.

          Minority interest net income was $59,706 in 2000 and $50,858 during 1999.

          Income tax provision increased to $1.6 million in 2000, an effective tax rate of 37.5% on pre-tax income, from $1.0 million in 1999.

          Net income, as a result of the factors described above, increased 54.2% to $2.6 million in 2000 from $1.7 million during 1999.

     Year ended December 31, 1999 compared to year ended December 31, 1998
     ---------------------------------------------------------------------

          Revenues increased 48.8% to $45.7 million in 1999 from $30.7 million in 1998. This revenue growth was primarily attributable to acquisitions. Gaiam's internal growth rate was 18% for fiscal 1999. Business-to-business revenues grew 49.4% to $11.2 million in 1999 compared to $7.5 million in 1998. The commencement of e-commerce sales in September 1999 resulted in $2.1 million of revenues, with $2.0 million recognized during the fourth quarter.

          Gross profit, which consists of revenues less cost of sales, increased 56.8% to $27.5 million in 1999 from $17.6 million in 1998. As a percentage of revenues, gross profit increased to 60.2% in 1999 from 57.1% in 1998. This was primarily attributable to increases in sales of proprietary or private-labeled branded products, on which Gaiam has better margins than other products, and continued better pricing from vendors due to increased volume.

          Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses, increased 57.5% to $22.3 million in 1999 compared to $14.2 million in 1998. As a percentage of revenues, selling and operating expenses increased to 48.8% in 1999 from 46.1% in 1998, as a result of the increased emphasis on revenue growth, particularly in the business-to-business and e-commerce sectors, and the sourcing, development and branding of our proprietary products.

          Corporate, general and administrative expenses increased to $3.1 million in 1999 compared to $2.4 million in 1998. As a percentage of revenues, general and administrative expenses decreased to 6.7% in 1999 from 7.8% in 1998.

          Operating income, as a result of the factors described above, increased 115.7% to $2.1 million fro 1999 from $984,843 in 1998.

          Other income, comprised primarily of gains on sales of marketable securities and interest expense, increased to $605,865 in 1999 from $388,491 in 1998. This change is primarily due to an increase in the number of securities sold during 1999, and was partially offset by higher interest expense due to borrowings and other extraordinary expenses associated with our initial public offering, the acquisition of the minority interest in Living Arts, and expenses associated with moving our warehousing and distribution center.

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

     Quarterly and Seasonal Fluctuations
     -----------------------------------

          The following table sets forth our unaudited quarterly results of operations for each of the quarters in 2000 and 1999. In management's opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

                                                                                  Fiscal 2000
                                                        First             Second             Third              Fourth
                                                       Quarter           Quarter            Quarter            Quarter
                                                   --------------   ---------------    ----------------   ----------------
                                                                   (in thousands, except for per share data)
Net revenue                                               $12,558           $11,386             $13,630            $23,014
Gross profit                                                7,636             6,730               8,129             14,300
Operating income (loss)                                       456               295                 982              2,695
Net income                                                    203               201                 579              1,666
Net income per share                                      $  0.02           $  0.02             $  0.05            $  0.14
Weighted average shares outstanding                        11,505            11,552              11,538             11,506

                                                                                  Fiscal 1999
                                                        First            Second              Third              Fourth
                                                       Quarter           Quarter            Quarter            Quarter
                                                   --------------   ---------------    ----------------   ----------------
                                                                   (in thousands, except for per share data)

Net revenue                                               $ 9,495           $ 8,068             $10,288            $17,874
Gross profit                                                5,639             4,849               6,222             10,839
Operating income (loss)                                       110              (294)                393              1,915
Net income                                                    106                72                 551                989
Net income per share                                      $  0.01           $  0.01             $  0.06            $  0.10
Weighted average shares outstanding                         8,215             8,420               8,826             10,633

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

          Gaiam's initial public offering of 1,705,000 shares of Class A common stock at $5.00 per share was completed in October 1999. Giving effect to the conversion of $1.475 million in debentures to 295,000 shares of common stock, the total issuance was 2,000,000 shares. The offering's underwriters also exercised their overallotment option for 102,861 additional shares during November 1999. Net proceeds to Gaiam, after deducting all commissions and expenses associated with the offering, were $6.1 million.

          During 2000, Gaiam consolidated its line of credit agreements with Wells Fargo Bank into one agreement. The new credit agreement, which extends through January 31, 2003, permits borrowings of up to $6.5 million based upon the collateral value of Gaiam's accounts receivable and inventory. Borrowings under this agreement are secured by a pledge of Gaiam's assets. Principal repayment of amounts borrowed under this line of credit agreement are due either when the collateral value of Gaiam's accounts receivable and inventory drops below prescribed levels or upon maturity of the agreement, whichever occurs first. Borrowings under the Wells Fargo credit agreement bear interest at the prime rate. The Wells Fargo credit agreement contains various financial covenants and also prohibits Gaiam from paying dividends to shareholders.

          Gaiam's operating activities used net cash of $1.7 million and $4.6 million during 2000 and 1999, respectively. Gaiam's net cash used in operating activities for 2000 arose primarily from increases in accounts receivable of $4.1 million associated with growth in the business-to-business segment, increased inventories of $1.7 million correlating to increased business volumes, and $1.0 million to produce additional Living Arts video titles. These uses were partially offset by net cash provided by operations of $4.8 million. Net cash used during 1999 was primarily a result of increases in accounts receivable and inventories associated with business-to-business growth.

          Gaiam's investing activities provided net cash of $2.9 million during 2000 and used cash of $2.4 million during 1999. In June 2000, Gaiam sold 6,000 shares of Redeemable Class A preferred stock in Gaiam.com, Inc. at a price of $1,000 per share for an aggregate price of $6 million. On June 30, 2000, Gaiam and Whole Foods Market merged their Internet businesses into Gaiam.com, Inc. Gaiam owns 50.1% of Gaiam.com, while Whole

     Foods Market currently owns 35% and the remainder is owned by various venture capital funds. As part of this transaction, Whole Foods Market, through its subsidiary, contributed $6 million in cash plus other assets to Gaiam.com. During 2000, Gaiam used approximately $8.7 million primarily for the Gaiam.com website, the purchase of a 160 acre conference resort in Paulden, Arizona (Gaiam Yoga Center), and additional infrastructure improvements to support the Gaiam's growth. During 1999, Gaiam generated $2.5 million from the sale of marketable securities and used $2.7 million primarily for its acquisitions. Gaiam also used $2.2 million primarily to expand and upgrade e-commerce, computer and telecommunications systems.

          Gaiam's financing activities provided net cash of $3.5 million during 2000, primarily from increased borrowings on the Gaiam's line of credit. During 1999, Gaiam's financing activities generated $9.5 million in net cash, primarily from the initial public offering.

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


     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Borrowings under our bank credit facility are at a variable rate of interest, and based on the current level of borrowings, we experience only modest changes in interest expense when market interest rates change. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.


     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

     Report of Independent Auditors................... F-1

     Consolidated Financial Statements

     Consolidated Balance Sheets...................... F-2
     Consolidated Statements of Income................ F-3
     Consolidated Statements of Stockholders' Equity.. F-4
     Consolidated Statements of Cash Flows............ F-5
     Notes to Consolidated Financial Statements....... F-6


                        REPORT OF INDEPENDENT AUDITORS



Stockholders and Board of Directors
Gaiam, Inc.

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaiam, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                    /s/ Ernst & Young LLP
Denver, Colorado
February 27, 2001

                                  GAIAM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
Assets                                                                            2000                 1999
                                                                        ------------------------------------------
Current assets:
 Cash and cash equivalents                                                        $ 8,578,668          $ 3,877,465
 Accounts receivable, net of allowance for
  doubtful accounts of $301,539 in 2000
  and $158,292 in 1999                                                              8,472,828            4,326,594
 Accounts and notes receivable, other                                               1,097,390              755,924
 Inventory, less allowances                                                         6,361,046            4,555,436
 Deferred advertising costs                                                         1,625,285            2,176,325
 Other current assets                                                               1,307,416              393,330
                                                                        ------------------------------------------
Total current assets                                                               27,442,633           16,085,074

Property and equipment, net                                                        10,797,501            3,168,183
Capitalized production costs, net                                                   2,656,666            1,636,706
Video library, net                                                                  4,631,140            4,792,456
Goodwill, net                                                                       2,379,861            1,239,507
Other assets                                                                          569,508              337,759
                                                                        ------------------------------------------
Total assets                                                                      $48,477,309          $27,259,685
                                                                        ==========================================
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                                 $ 8,091,569          $ 7,618,344
 Accrued liabilities                                                                2,276,385            1,734,310
 Accrued royalties                                                                    867,667              725,541
 Capital lease obligations, current                                                   147,649               95,844
 Income taxes payable                                                                 790,267                    -
                                                                        ------------------------------------------
Total current liabilities                                                          12,173,537           10,174,039

Capital lease obligations, long-term                                                  270,171              209,074
Deferred tax liability                                                                384,968                    -
Line of credit                                                                      5,500,000            1,900,000
                                                                        -------------------------------------------
Total long-term liabilities                                                         6,155,139            2,109,074

Minority interest                                                                   6,037,868               26,030
Redeemable Class A preferred stock in
    subsidiary                                                                      6,000,000                    -

Stockholders' equity:
 Class A common stock, $.0001 par value,
  92,965,000 shares authorized, 5,473,184
  and 5,441,537shares issued and outstanding
  at December 31, 2000 and 1999, respectively                                             547                  544
 Class B common stock, $.0001 par value,
  7,035,000 shares authorized, 5,400,000 and
  5,400,000 shares issued and outstanding at
  December 31, 2000 and 1999, respectively                                                540                  540
 Additional paid-in capital                                                        11,865,734           11,038,551
 Deferred compensation                                                               (422,826)            (106,992)
 Retained earnings                                                                  6,666,770            4,017,899
                                                                        ------------------------------------------
Total stockholders' equity                                                         18,110,765           14,950,542
                                                                        ------------------------------------------
Total liabilities and stockholders' equity                                        $48,477,309          $27,259,685
                                                                        ===========================================


                            See accompanying notes.

                                  GAIAM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                        Years ended December 31,
                                                                 2000                1999                1998
                                                     -----------------------------------------------------------
Net revenue                                                  $60,588,018         $45,724,662         $30,738,540
Cost of goods sold                                            23,793,492          18,175,787          13,173,536
                                                     -----------------------------------------------------------
Gross profit                                                  36,794,526          27,548,875          17,565,004

Expenses:
 Selling and operating                                        27,309,857          22,337,950          14,186,215
 Corporate, general and administration                         5,056,903           3,086,514           2,393,946
                                                     -----------------------------------------------------------
Total expenses                                                32,366,760          25,424,464          16,580,161
                                                     -----------------------------------------------------------

Income from operations                                         4,427,766           2,124,411             984,843

Other income (expense):
 Realized gain on sale of securities
  And other (see Note 3)                                         (73,947)            971,159             696,992
 Interest expense                                               (209,167)           (365,294)           (308,501)
                                                     -----------------------------------------------------------
Other income (expense)                                          (283,114)            605,865             388,491
                                                     -----------------------------------------------------------

Income before income taxes and minority
 interest                                                      4,144,652           2,730,276           1,373,334

Provision for income taxes                                     1,555,487           1,062,789             251,955
Minority interest in net income (loss) of
 consolidated subsidiary, net of tax                             (59,706)            (50,858)            261,598
                                                     -----------------------------------------------------------
Net income                                                   $ 2,648,871         $ 1,718,345         $   859,781
                                                     ===========================================================
Net income per share:
 Basic                                                             $0.24               $0.20               $0.11
 Diluted                                                           $0.23               $0.19               $0.11

S Shares used in computing net income per share:
 Basic                                                        10,858,139           8,785,205           8,072,877
 Diluted                                                      11,525,120           9,119,108           8,118,791


                            See accompanying notes.

                                  GAIAM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                              Accumulated
                       Class A               Class B          Additional                        Other
                    Common Stock           Common Stock        Paid-in          Deferred     Comprehensive     Retained
                   Shares      Amount     Shares    Amount     Capital        Compensation      Income         Earnings       Total
                   ----------------------------------------------------------------------------------------------------------------
Balance at
December
 31, 1997           1,005,000  $101    7,035,000    $ 704   $   133,833     $       -      $ 3,161,263     $1,439,773  $ 4,735,674

Issuance of
common stock          160,000    16       -             -       574,984             -                -              -      575,000

Return of
 capital to
 shareholder
 through
 purchase of
 Inner Balance,
 Inc.                       -     -       -             -      (331,183)            -                -              -      (331,183)

Comprehensive
 income (loss):
 Net income                 -     -       -             -             -             -                -        859,781      859,781
 Decrease in
  fair market
  value of
  securities
  available for
  sale, net of
  reclass-
  ification
  adjustment (see
   Note 1), net
   of tax of
   $618,578                 -     -       -             -             -             -       (2,178,137)             -    (2,178,137)
                                                                                                                         ----------
Total comprehensive
 loss                                                                                                                    (1,318,356)
                   ----------------------------------------------------------------------------------------------------------------

Balance at
 December
 31, 1998           1,165,000   117    7,035,000      704       377,634             -          983,126      2,299,554    3,661,135

Issuance of
 common stock         331,429    32       -             -     1,449,968             -                -              -    1,450,000

Shares issued
 in connection
 with IPO,
 including the
 underwriter's
 overallotment      1,807,861   181       -             -     6,142,007             -                -              -    6,142,188

Issuance of
 common stock
 in conjunction
 with acquisitions
 and share
 conversion         1,842,247   185   (1,635,000)    (164)    1,593,971      (106,992)               -              -    1,487,000

Shares issued
 in connection
 with conversion
 of debt              295,000    29       -             -     1,474,971             -                -              -    1,475,000

Comprehensive
 income (loss):
 Net income                 -     -       -             -             -             -                -      1,718,345    1,718,345
 Decrease in fair
 market value of
 available for sale
 securities,
 net of
 reclassification
 (see Note 1)               -     -       -             -             -             -         (983,126)             -      (983,126)
                   ----------------------------------------------------------------------------------------------------------------
Total comprehensive
 income                                                                                                                    735,219
                   ----------------------------------------------------------------------------------------------------------------
Balance at
 December
 31, 1999           5,441,537   544    5,400,000      540    11,038,551      (106,992)               -      4,017,899   14,950,542


Issuance of
 common stock
 in conjunction
 with acquisitions
 and compensation      31,647     3                             827,183      (315,834)                                     511,352
Net income and
 comprehensive
 income                                                                                                     2,648,871    2,648,871
                   ----------------------------------------------------------------------------------------------------------------
Balance at
 December
 31, 2000           5,473,184  $547    5,400,000    $ 540   $11,865,734     $(422,826)               -     $6,666,770  $18,110,765
               ====================================================================================================================


                            See accompanying notes.

                                  GAIAM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Years ended December 31,
                                                                            2000               1999               1998
                                                                 --------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $ 2,648,871        $ 1,718,345        $   859,781
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Depreciation                                                            1,245,155            391,000            240,431
  Amortization                                                              414,695            293,315             85,466
  Stock compensation                                                        147,492                  -                  -
  Interest expense added to principal of margin loan                              -             16,513            116,158
  Minority interest in consolidated subsidiary                              (59,706)           (50,858)           261,598
  Realized gains on sales of securities and property and
   equipment                                                                      -         (2,516,110)          (691,137)
  Deferred tax expense                                                      384,968            (53,718)             9,684
  Changes in operating assets and liabilities, net of
   effects from acquisitions:
     Accounts receivable                                                 (4,127,458)        (2,296,771)        (1,501,242)
     Inventory                                                           (1,739,231)        (1,161,724)          (591,519)
     Deferred advertising costs                                             551,040           (418,480)          (243,630)
     Capitalized production costs                                        (1,019,960)          (964,268)          (212,361)
     Other current assets                                                  (914,086)          (109,494)             8,527
     Other assets                                                          (229,295)            41,615           (266,757)
     Accounts payable                                                        (8,730)           717,852          2,569,358
     Accrued liabilities                                                    167,310            198,741            329,672
     Income taxes payable                                                   805,123           (424,745)           (69,784)
                                                                 --------------------------------------------------------
Net cash provided by (used in) operating activities                      (1,733,812)        (4,618,787)           904,245
                                                                 --------------------------------------------------------


INVESTING ACTIVITIES
Purchase of property and equipment                                       (8,735,390)        (2,212,961)          (134,378)
Proceeds from the sale of property and equipment                                  -                  -             32,090
Proceeds from the sale of securities available-for-sale                           -          2,548,310            477,500
Proceeds from sale of stock in subsidiary                                11,959,923                  -                  -
Payments for acquisitions, net of cash acquired                            (305,773)        (2,740,703)        (1,656,611)
                                                                 --------------------------------------------------------
Net cash provided by (used in) investing activities                       2,918,760         (2,405,354)        (1,281,399)
                                                                 --------------------------------------------------------
FINANCING ACTIVITIES
Principal payments on capital leases                                        (99,617)           (60,671)           (49,699)
Proceeds from issuance of common stock                                       15,872          2,875,002            575,000
Net proceeds from initial public offering                                         -          6,142,188                  -
Proceeds from convertible debt                                                    -                  -            549,999
Net proceeds from (payments on) borrowings                                3,600,000            535,148           (900,000)
                                                                 --------------------------------------------------------
Net cash provided by financing activities                                 3,516,255          9,491,667            175,300
                                                                 --------------------------------------------------------

Net change in cash and cash equivalents                                   4,701,203          2,467,526           (201,854)
Cash and cash equivalents at beginning of year                            3,877,465          1,409,939          1,611,793
Cash and cash equivalents at end of year                                $ 8,578,668        $ 3,877,465        $ 1,409,939
                                                                 ========================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                           $   287,080        $   348,580        $   126,025
Income taxes paid                                                            82,099          1,541,253            312,100
Common stock issued for acquisitions                                        333,131          1,487,000                  -
Common stock issued for convertible debt                                          -          1,425,000                  -
Fixed assets acquired under capital lease                                   212,519            297,740                  -


                            See accompanying notes.

                                  GAIAM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Gaiam, Inc. (the "Company") was incorporated under the laws of the State of Colorado on July 7, 1988. Gaiam is a multi-channel lifestyle company providing information, goods, and services to customers who value personal development, healthy living and the environment.

     Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and partnerships in which ownership is greater than 50% and considered to be under the control of the Company. All material intercompany accounts and transaction balances have been eliminated in consolidation.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, cash and cash equivalents include demand deposit accounts with financial institutions and all highly liquid investments, which mature within three months of date of purchase.

     Securities Available-for-Sale

     Securities available-for-sale consist of equity securities and are recorded at market value. All unrealized gains or losses, net of tax, are recorded as a separate component of stockholders' equity.

     Provision for Doubtful Accounts

     The Company records a provision for doubtful accounts for all receivables not expected to be collected.

     Inventory

     Inventory, consisting primarily of finished goods, is stated at the lower of cost (first-in, first-out method) or market.

     Deferred Advertising Costs

     Deferred costs primarily relate to preparation, printing and distribution of catalogs. Such costs are deferred for financial reporting purposes until the catalogs are distributed, then amortized over succeeding periods (not to exceed seven months) on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs incurred were $10.5 million, $10.1 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Included in property and equipment is the cost of internal-use software, including software used in connection with the Company's websites. The Company expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally five years).

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property and Equipment (continued)

     Depreciation of property and equipment is computed on the straight-line method over estimated useful lives (generally five to ten years). Property and equipment purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

     Capitalized Production Costs

     Capitalized production costs include costs incurred to produce informational videos marketed by the Company to retail marketers and direct-mail customers. These costs are deferred for financial reporting purposes until the videos are released, then amortized over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate. Accumulated amortization at December 31, 2000 and 1999 was $1.7 million and $1.3 million, respectively.

     Video Library, Net

     The video library asset represents the cost of the library of produced videos acquired through a business combination. The video library is presented net of accumulated amortization of $674,059 and $332,401 at December 31, 2000 and 1999 and is being amortized over a 15-year life.

     Goodwill, Net

     Goodwill, net represents the excess of the purchase price over the fair value of assets acquired in business acquisitions accounted for under the purchase method. Goodwill is presented net of related accumulated amortization of $88,922 and $15,884 at December 31, 2000 and 1999, and is being amortized over lives ranging from 10 to 20 years.

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

     Income Taxes

     The Company provides for income taxes pursuant to the liability method as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.

     Revenues

     The Company recognizes revenue at the time merchandise is shipped to the customer. Amounts billed to customers for postage and handling charges, which approximate $3.5 million for 2000, $3.0 million for

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue (continued)

     1999 and $2.2 million for 1998, are recognized as revenue at the time that the revenues on the product shipments are recognized. Postage and handling costs, which approximate $3.3 million for 2000, $3.0 million for 1999, and $2.1 million for 1998, are included in selling and operating expense along with other fulfillment costs incurred to warehouse, package and deliver products to customers. The Company provides a reserve for expected future returns at the time the sale is recorded based upon historical experience.

     The Company's sales are attributable mainly to sales within the U.S., with a very small percentage, less than 1% of sales, to international customers. No customer represented more than 5% of sales for any of the years ended December 31, 2000, 1999 and 1998. The Company generally does not require collateral.

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, securities available-for-sale, accounts receivable, payables and debt obligations. The carrying values of these financial instruments as reported in the accompanying balance sheets are assumed to approximate their fair value.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes including the valuation of stated accounts receivable and inventory balances. Actual results could differ from those estimates.

     Stock-Based Compensation

     The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock Based Compensation.

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

     Reporting Comprehensive Income

     On January 1, 1998, the Company adopted the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting on Comprehensive Income ("Statement No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only item of comprehensive income that the Company has is unrealized gains (losses) on securities available-for-sale. The reclassification adjustment for gains and losses included in net income for 1998, net of tax of $618,578 include unrealized losses of $1.8 million and net realized gains of $427,813. The reclassification adjustment for gains and losses included in net income for 1999 include unrealized losses of $2.6 million and net realized gains of $1.6 million. As of December 31, 1999, all available-for-sale securities were sold.

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. SFAS No. 133 is effective for the Company's fiscal year beginning on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because it does not currently hold any derivative instruments.

     Earnings Per Share

     Basic earnings per share excludes any dilutive effects of options, warrants and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. All earnings per share amounts for all periods have been presented and conform to SFAS No. 128, Earnings per Share, requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                     2000               1999               1998
                                                          ---------------------------------------------------------
Numerator for basic earnings per share                             $ 2,648,871         $  1,718,345      $  859,781

Effect of Dilutive Securities:
 8% convertible debentures                                                 --                56,401          19,234
                                                          ---------------------------------------------------------
Numerator for diluted earnings per share                           $ 2,648,871         $  1,774,746      $  879,015
                                                          =========================================================
Denominator:
Weighted average shares for basic
  earnings per share                                                10,858,139           8,785,205        8,072,877

Effect of Dilutive Securities:
 Weighted average of common stock, stock
  options, warrants and convertible debentures                         666,981             333,903           45,915
                                                          ---------------------------------------------------------
Denominators for diluted earnings per share                         11,525,120           9,119,108        8,118,792
                                                          =========================================================

Net income per share--basic                                        $      0.24          $     0.20       $     0.11
Net income per share--diluted                                      $      0.23          $     0.19       $     0.11

     2. MERGERS AND ACQUISITIONS

     In September 1998, the Company acquired a 67% ownership in a newly formed entity, Healing Arts Publishing, LLC (dba Living Arts) for $2.5 million in cash. Healing Arts Publishing, Inc., which produced and distributed exercise and relaxation videos and sold environmentally oriented products through its mail order catalogs and through sales to retailers, contributed the majority of its assets and certain liabilities to

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     2. MERGERS AND ACQUISITIONS (CONTINUED)

     Living Arts in exchange for a 33% membership interest. Effective July 1999, the Company acquired the remaining 33% minority interest in Living Arts. Additionally, effective November 1999, the Company acquired a 50.1% controlling interest in an environmental products provider. Total consideration paid by the Company for the 1999 acquisitions was $2.3 million in cash and 207,247 shares of the Company's Class A common stock.

     On June 30, 2000, Gaiam, Inc. and Whole Foods Market merged their Internet businesses into Gaiam.com, Inc. Gaiam owns 50.1% of Gaiam.com. Whole Foods Market currently owns 35% of Gaiam.com and the remainder is owned by various venture capital funds. As part of the transaction, Whole Foods Market, through its subsidiary, contributed $6 million in cash plus other assets to Gaiam.com. On June 19, 2000, Gaiam, Inc. sold 6,000 shares of Redeemable Class A preferred stock in Gaiam.com, Inc. at a price of $1,000 per share for an aggregate price of $6,000,000. This stock doesn't carry any dividend rights and is redeemable only upon the consummation of an offering by Gaiam.com of its equity securities to the public pursuant to an effective registration statement with the Securities and Exchange Commission.

     Additionally, in 2000, the Company acquired a yoga props company and a 70% interest in an organic clothing manufacturer. Total consideration paid by the Company for these acquisitions was approximately $315,000 in cash and 21,243 shares of Class A common stock. These acquisitions were accounted for using the purchase method and the results of operations are included in the consolidated financial statements of the Company from the effective acquisition dates. Goodwill associated with these acquisitions totaled approximately $1.2 million, and is being amortized on a straight-line basis over a period of 20 years.


     3. SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale consisted of shares of common stock from one issuer. During 1998, the Company sold 60,000 shares of this common stock at market value for $703,125 to a related party and recognized a gain of $696,992 on the sale. During the first and second quarters of 1999, the Company sold 100,000 shares of the common stock at market value for $538,750 to a related party, and recognized a gain of $528,528 on the sale. During the third and fourth quarters of 1999, the Company sold its remaining 215,000 shares of common stock for $2.0 million to a non-related party and recognized a gain of $2.0 million on the sale.

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     4. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, consists of the following:

                                                                                         December 31,
                                                                                    2000                   1999
                                                                        --------------------------------------------
Land                                                                              $ 1,100,000             $        -
Buildings                                                                           1,800,000                      -
Furniture, fixtures and equipment                                                   1,295,030                805,182
Leasehold improvements                                                                714,460                333,747
Website development (including construction-
    in-process costs)                                                               5,391,243              1,600,728
Computer/telephone equipment                                                        2,571,033              1,632,065
Warehouse equipment                                                                   567,667                222,329
                                                                        --------------------------------------------
                                                                                   13,439,433              4,594,051
Accumulated depreciation and amortization                                          (2,641,932)            (1,425,868)
                                                                        --------------------------------------------
                                                                                  $10,797,501            $ 3,168,183
                                                                        ============================================

     5. COMMITMENTS

     At December 31, 2000 and 1999, the Company's property held under capital leases consisted of the following, which is included in property and equipment:

                                                                                         December 31,
                                                                                      2000                  1999
                                                                        --------------------------------------------
Warehouse equipment                                                                  $  40,229              $ 40,229
Computer/telephone equipment                                                           578,064               365,545
                                                                        --------------------------------------------
                                                                                       618,293               405,774
Accumulated amortization                                                              (181,085)              (99,189)
                                                                                     $ 437,208              $306,585
                                                                        ============================================


     The Company leases equipment and office, retail, and warehouse space through capital and operating leases. The following schedule represents the annual future minimum payments, as of December 31, 2000:

                                                                                     Capital           Operating
                                                                              --------------------------------------
2001                                                                                   $ 155,692          $1,100,818
2002                                                                                     147,379           1,081,874
2003                                                                                     125,412           1,039,092
2004                                                                                      55,458           1,039,092
                                                                              --------------------------------------
Total minimum lease payments                                                             483,941          $4,260,876
                                                                                                          ==========
Less portion related to interest                                                         (66,121)
                                                                              ------------------
Present value of future minimum lease payments                                           417,820
Less current portion                                                                    (147,649)
                                                                              ------------------
                                                                                       $ 270,171
                                                                              ==================

     The Company incurred rent expense of $1,084,071, $790,393 and $646,886 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     6. LINE OF CREDIT

     The Company is party to revolving line of credit agreements, which extend through January 31, 2003. The credit agreements permit borrowings up to $6.5 million based upon the collateral value of the Company's accounts receivable and inventory. Borrowings under these agreements bear interest at the prime rate, which was 9.5% at December 31, 2000. These borrowings are secured by a pledge of the Company's assets, and contain various financial covenants, including prohibiting the payment of cash dividends to its shareholders and requiring the maintenance of certain financial ratios. At December 31, 2000, the Company is in compliance with all the financial covenants.


     7. INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                                                          December 31,
                                                                           2000                  1999                  1998
                                                              -----------------------------------------------------------------
Current:
 Federal                                                                 $1,117,823            $1,006,008              $197,142
 State                                                                      155,954               156,426                45,129
                                                              -----------------------------------------------------------------
                                                                          1,273,777             1,162,434               242,271
Deferred:
 Federal                                                                    322,798               (37,610)               25,852
 State                                                                      (41,088)              (62,035)              (16,168)
                                                              -----------------------------------------------------------------
                                                                            281,710               (99,645)                9,684
                                                              -----------------------------------------------------------------
Total                                                                    $1,555,487            $1,062,789              $251,955
                                                              =================================================================

     Variations from the federal statutory rate are as follows:

                                                                                          December 31,
                                                                             2000                 1999                  1998
                                                               ----------------------------------------------------------------
Expected federal income tax expense at
 statutory rate of 34%                                                    $1,409,182           $  928,294             $ 466,934

Effect of legal judgment - permanent difference                                    -                    -              (251,609)
Effect of other permanent differences                                         27,359               40,104                20,276
State income tax expense, net of federal benefit                             118,946               94,391                16,354
                                                               ----------------------------------------------------------------
Income tax expense                                                        $1,555,487           $1,062,789             $ 251,955
                                                               ================================================================

     The legal judgment was a liability acquired in the purchase of a 67% interest in Healing Arts Publishing. This $740,000 liability paid by the Company in 1998 resulted in a permanent tax benefit.

     Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax asset or liability as of December 31, 2000 and 1999 are as follows:

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     7. INCOME TAXES (CONTINUED)

                                                                                       December 31,
                                                                                 2000                1999
                                                                       --------------------------------------
Deferred tax assets:
  Reserve for bad debts                                                         $ 113,373            $ 57,386
  Capitalized inventory                                                            30,165              29,777
    Amortization                                                                    2,594                   -
                                                                       --------------------------------------
                                                                                  146,132              87,163
Deferred tax liabilities:
  Amortization                                                                          -             (66,060)
    Prepaid catalog costs                                                         (24,439)                  -
  Depreciation                                                                   (387,562)             (1,181)
                                                                       --------------------------------------
                                                                                 (412,001)            (67,241)
                                                                       --------------------------------------
Deferred tax asset (liability), net                                             $(265,869)           $ 19,922
                                                                       ======================================

     8. Stockholders' Equity

     The Company has warrant certificates outstanding during the year and at December 31, 2000 that entitle the holder to purchase 24,000 shares of Class A common stock at $.50 per share. The warrant is exercisable during a two-year period beginning January 20, 2002 and ending January 9, 2004.

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

     In 1999, Gaiam issued 207,247 shares of Class A common stock in lieu of cash payments for acquisitions, and Gaiam's Chief Executive Officer converted 1,635,000 shares of Class B common stock into 1,635,000 shares of Class A common stock.

     During 2000, Gaiam issued 21,243 shares of Class A common stock for two acquisitions, 6,776 shares of Class A common stock to three directors, in lieu of cash compensation, and 3,628 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

     As of December 31, 2000, the Company had the following Class A common shares reserved for future issuance:

     Awards under the 1999 Long-Term Incentive Plan                                        1,127,562
     Shares reserved for warrant exercise                                                     24,000
     Total shares reserved for future issuance                                             1,151,562
                                                                                   ==================

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     9. STOCK OPTION PLANS

     On June 1, 1999, the Company adopted the 1999 Long-Term Incentive Plan ("the Plan"), which provides for the granting of options to purchase up to
     1.6 million shares of the Company's common stock. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Plan. Employees of the Company and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the plan, which shall terminate no later than June 1, 2009. These options granted under the Plan generally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. All grants expire 7 years from the date of grant.

     The Company recorded deferred compensation of $413,320 and $106,992 in 2000 and 1999, respectively. In 2000, deferred compensation was recorded in connection with: acquisitions made by the Company in which options were issued to employees of an acquired company; options issued to employees whereby the grant price differed from the deemed fair value of the Company's common stock; and options issued to non-employees for services to be provided over the related terms of their respective agreements. The amounts recorded in 1999 represent the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted in 1999. The amortization of deferred compensation is charged to operations over the service period of the options, which is typically 5 years. Total amortization expense recognized in 2000 and 1999 related to deferred compensation was $97,486 and $0, respectively.

     A summary of stock option activity and weighted average exercise prices for the year ended December 31, 2000 follows:


                                                      2000                       1999
                                           -------------------------   ------------------------
                                                           Weighted                   Weighted
                                                            Average                   Average
                                                           Exercise                   Exercise
                                               Shares        Price         Shares      Price
                                           -------------------------   ------------------------
Outstanding at beginning of year                 890,900      $ 6.10              -  $        -
Granted:
  Price equal to fair value                      253,500       15.96        851,200        4.51
  Price less than fair value                      39,000       15.28         39,700        7.18
Exercised                                         (3,628)       4.38              -           -
Forfeited                                        (52,210)       6.52              -           -
                                           -------------------------   ------------------------
Outstanding at end of year                     1,127,562      $ 7.45        890,900       $6.10
                                                 128,552      $ 4.47              -  $        -
Exercisable at end of year

Shares available on December 31,
 for options that may be granted                 472,438                    709,100

     A summary of stock options outstanding as of December 31, 2000 follows:

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     9. STOCK OPTION PLANS (CONTINUED)


                           Outstanding Stock Options                                   Exercisable Stock Options
        -----------------------------------------------------------------------    --------------------------------
                                                        Weighted      Weighted                          Weighted
                                                        Average       Average                           Average
             Range of                   Shares         Remaining      Exercise                          Exercise
         Exercise Prices              Outstanding     Life (Years)     Price             Shares          Price
        -----------------------------------------------------------------------    --------------------------------

          $4.00 - $4.99                     637,712            5.4       $ 4.38             102,128          $ 4.38
          $5.00 - $5.99                     171,500            5.8       $ 5.00              24,950          $ 5.00
          $7.00 - $7.99                      33,350            5.9       $ 7.18               1,334          $ 7.18
         $15.00 - $15.99                    193,000            6.8       $15.28                 140          $15.50
         $16.00 - $16.99                     15,000            6.6       $16.34                   -               -
         $17.00 - $17.99                     77,000            6.7       $17.18                   -               -
        -----------------------------------------------------------------------    --------------------------------
          $4.00 - $17.99                  1,127,562            5.9       $ 7.46             128,552          $ 4.54


       Had compensation cost for the Company's stock-based compensation plan been determined under the fair value methodology for determining compensation cost under SFAS No. 123, the Company's net income and income per share for the years ended December 31, 2000 and 1999, would have been as follows:


                                                                        For the Years Ended
                                                                            December 31,
                                                               ------------------------------------
                                                                        2000               1999
                                                               ------------------------------------
Net income
  As reported                                                         $2,648,871         $1,718,345
  Pro forma                                                            2,258,005          1,599,102
Net income per common share
  As reported                                                         $     0.24         $     0.20
  Pro forma                                                           $     0.21         $     0.18
Fully diluted net income per common share:
  As reported                                                         $     0.23         $     0.19
  Pro forma                                                           $     0.20         $     0.18

     In estimating the pro forma compensation expense for each equity award granted during the year, the Company used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates in a range of 6.00% and 5.78%, expected dividend yield of zero; expected option lives of 5 years, and expected volatility of 0.48 and 1.29. Options granted prior to the Company's initial public offering were valued using the minimum value method and, therefore, volatility was not applicable.

                                                           2000    1999
                                                           ----    ----
               Weighted-average fair value of options
                 granted during the year:
                    Price equal to fair value            $11.85   $ 1.85
                    Price less than fair value           $11.38   $11.21

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     10. RELATED PARTY TRANSACTIONS

     In 1997, the Company entered into a fulfillment agreement with InnerBalance Health, publisher of a natural health catalog, (a related party under common ownership with the Chief Executive Officer of the Company) to provide customer sales, service, warehousing and distribution services. On October 1, 1998, the Company acquired all of the stock and net assets of InnerBalance Health, Inc. As these were companies under common control, the Company accounted for the purchase using historical cost. Therefore, the excess of the purchase price of $523,677 over the value of net assets was accounted for as a reduction to additional paid-in capital.

     In 1999, the Company engaged the services of ccplanet.com, Inc. (a related party under common ownership with the Chief Executive Officer of the Company) to develop and implement a new web site design utilizing the latest technology for its direct to consumer operations. The Company paid ccplanet a total of $4.5 million for work performed on said project during 1999 and 2000, and the new Gaiam.com website was placed into service in March 2000. The Company has made its customer database and certain visual media available to ccplanet in exchange for fees totaling $600,000 during 1999, and $1.4 million in 2000.

     Because of Whole Foods Market's investments in Gaiam.com, Whole Foods Market may be considered a related party. Whole Foods Market and Gaiam have also entered into a 10-year joint marketing agreement to promote each other's businesses and share customer data. The companies are testing a store-within-a-store concept, presenting Gaiam's lifestyle products in Whole Foods Market's larger stores.

     In 2000, the Chief Executive Officer advanced funds to purchase a 70% interest in an organic clothing manufacturer. These advances, plus applicable interest, were repaid in December 2000. Additionally, the Company purchased approximately $300,000 in inventory from Earthlings, Inc. (a related party under common ownership with the Chief Executive Officer of the Company) at Earthlings' cost.

     11. SUBSEQUENT EVENTS

     On October 13,2000, the Company entered into a Merger Agreement with Real Goods Trading Corporation, Inc. (Real Goods) pursuant to which the Company will acquire 100% of the Real Goods issued and outstanding common stock in exchange for shares of Gaiam Class A common stock. The merger was subject to approval by the Real Goods shareholders and certain other conditions described in the merger agreement, which were satisfied in January 2001. In the tax-free, stock-for-stock exchange, Real Goods shareholders received one share of Gaiam Class A common stock in exchange for each ten shares of Real Goods stock owned. The merger was completed on January 29,2001, and 481,424 shares of Class A common stock were issued. The merger was accounted for using the purchase method.

     12. SEGMENT INFORMATION

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

                                  GAIAM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       12. SEGMENT INFORMATION (CONTINUED)


                                                                                  Year Ended December 31,
                                                                      2000                   1999                 1998
                                                          ----------------------------------------------------------------
Net revenue:
  Direct to consumer                                               $43,823,460            $34,573,540          $26,897,236
  Business to business                                              16,764,558             11,151,122            3,841,304
                                                          ----------------------------------------------------------------
      Consolidated net revenue                                      60,588,018             45,724,662           30,738,540
Contribution margin:
  Direct to consumer                                                   841,351               (243,949)             128,691
  Business to business                                               3,586,415              2,368,360              856,152
                                                          ----------------------------------------------------------------
     Consolidated contribution margin                                4,427,766              2,124,411              984,843
Reconciliation of Contribution margin to
 net income:
  Other income (expense)                                              (283,114)               605,865              388,491
  Income tax expense                                                 1,555,487              1,062,789              251,955
  Minority interest (income) expense                                   (59,706)               (50,858)             261,598
                                                          ----------------------------------------------------------------
Net income                                                         $ 2,648,871            $ 1,718,345          $   859,781
                                                          ================================================================

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information with respect to the executive officers of the Registrant, See Item 4 - "Directors and Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors of the Company is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on June 7, 2001, to be filed with the Commission pursuant to Regulation 14A.

     ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on June 7, 2001, to be filed with the Commission pursuant to Regulation 14A.

     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 7, 2001, to be filed with the Commission pursuant to Regulation 14A.

     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 7, 2001, to be filed with the Commission pursuant to Regulation 14A.

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

            3.  Exhibits

                See Item 14(c) below

          (B) No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.

          (C)   Exhibits:

                1.  The following exhibits are incorporated by reference:

            Exhibit No.   Description
            -----------   -----------

                 3.1 *    Amended and Restated Articles of Incorporation
                 3.2 *    Bylaws of Gaiam, Inc.
                 4.1 *    Form of Gaiam, Inc. Stock Certificate
                10.1 *    Loan Agreement dated as of May 11, 2000 between
                          Gaiam, Inc. and Norwest Bank Colorado N.A. - Boulder
                10.2 *    Lease dated December 16, 1999, commencing March 1,
                          2000 between Gaiam, Inc. and Duke-Weeks Realty Limited
                          Partnership
                10.3 *    Lease dated December 18, 1977 between Gaiam, Inc.
                          and Orix Prime West Broomfield Venture
                10.4 *    Gaiam, Inc. 1999 Long-Term Incentive Plan

     *  Previously filed

                                  SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on this 26th day of March, 2001.


                              GAIAM, INC.


                              By:  /s/  Jirka Rysavy
                                   -----------------
                                   Jirka Rysavy
                                   Chief Executive Officer

      Signature                Title                                Date
      ---------                -----                                ----

/s/ Jirka Rysavy         Chairman of the Board and             March 26, 2001
------------------       Chief Executive Officer
    Jirka Rysavy

/s/ Lynn Powers          President, Chief Operating Officer    March 26, 2001
---------------          Secretary and Director
    Lynn Powers

/s/ Barnet M. Feinblum   Director                              March 26, 2001
----------------------
    Barnet M. Feinblum

----------------------
Barbara Mowry            Director                              March 26, 2001


/s/ John Mackey          Director                              March 26, 2001
---------------
    John Mackey

/s/ Paul H. Ray          Director                              March 26, 2001
---------------
    Paul H. Ray

/s/ Janet Mathews        Chief Financial Officer (Principal    March 26, 2001
-----------------        Financial and Accounting Officer)
    Janet Mathews