Form 10-Q
period 2001-03-31
GAIAM INC
filed 2001-05-14
CIK 1089872

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934
                  For the Fiscal Quarter Ended March 31, 2001

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

                            YES      X          NO
                                 ---------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class                 Shares outstanding as of May 8, 2001
----------------------       ------------------------------------
Class A Common Stock                      5,962,550
($.0001 par value)

Class B Common Stock                      5,400,000
($.0001 par value)

                              INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION                                    PAGE

Item 1.     Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheets at March 31, 2001
              and December 31, 2000                                   3
             Consolidated Statements of Income for the three
              months ended March 31, 2001 and 2000                    4
             Consolidated Statement of Cash Flows for the three
              months ended March 31, 2001 and 2000                    5
             Notes to Interim Consolidated Financial Statements       6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            10

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                              13

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                        13

Item 2.     Changes in Securities and Use of Proceeds                13

Item 3.     Defaults Upon Senior Securities                          13

Item 4.     Submission of Matters to a Vote of Security Holders      13

Item 5.     Other Information                                        13

Item 6.     Exhibits and Reports on Form 8-K                         14

This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "plan," "estimate," "expect," "strive," "future," "intend" and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements. Gaiam's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Market Risk" and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, competition, loss of key personnel, pricing, brand reputation, growth of e-commerce, acquisitions, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, future internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, limited experience in operating retail stores, consumer trends, customer interest in our products, general economic conditions, the effect of government regulation and other risks and uncertainties included in Gaiam's filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management's view only as of the date of this report. We undertake no obligation to update any forward-looking information.

                                  GAIAM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                     March  31,     December 31,
Assets                                                  2001           2000
                                                   -----------------------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                         $ 6,374,022    $ 8,578,668
  Accounts receivable, net                            8,407,739      8,472,828
  Accounts and notes receivable, other                  755,110      1,097,390
  Inventory, less allowances                         10,332,540      6,361,046
  Deferred advertising costs                          1,587,663      1,625,285
  Other current assets                                1,492,794      1,307,416
                                                   -----------------------------
Total current assets                                 28,949,868     27,442,633

Property and equipment, net                          15,098,313     10,797,501
Capitalized production costs, net                     2,634,363      2,656,666
Video library, net                                    4,555,481      4,631,140
Goodwill, net                                         6,032,943      2,379,861
Deferred tax assets                                   1,285,132        146,132
Other assets                                            562,004        450,409
                                                   -----------------------------

Total assets                                        $59,118,104    $48,504,342
                                                   =============================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                  $11,150,709    $ 8,091,569
  Accrued liabilities                                 4,416,092      2,109,036
  Accrued royalties                                   1,136,738        867,667
  Income taxes payable                                  591,832        790,267
  Capital lease obligations, current                    160,705        147,649
  Other current liabilities                             181,888        167,349
                                                   -----------------------------
Total current liabilities                            17,637,964     12,173,537

  Capital lease obligations, long-term                  260,614        270,171
  Deferred tax liability                                412,001        412,001
  Long-term debt                                      6,518,887      5,500,000
                                                   -----------------------------
Total long-term liabilities                           7,191,502      6,182,172

Minority interest                                     6,120,513      6,037,868
Redeemable Class A preferred stock
  in subsidiary                                       6,000,000      6,000,000

Stockholders' equity:
  Class A common stock, $.0001 par value,
     150,000,000 shares authorized, 5,958,505
     and 5,473,184 shares issued and
     outstanding at March 31, 2001 and
     December 31, 2000, respectively                        596            547
  Class B common stock, $.0001 par value,
     50,000,000 shares authorized, 5,400,000
     issued and outstanding at March 31, 2001
     and December 31, 2000, respectively                    540            540
  Additional paid-in capital                         15,486,392     11,865,734
  Deferred compensation                                (405,201)      (422,826)
  Retained earnings                                   7,085,798      6,666,770
                                                   -----------------------------
Total stockholders' equity                           22,168,125     18,110,765
                                                   -----------------------------
Total liabilities and stockholders' equity          $59,118,104    $48,504,342
                                                   =============================

                            See accompanying notes.

                                  GAIAM, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                     2001               2000
                                                 -------------------------------

Net revenue                                      $17,671,513        $12,558,437
Cost of goods sold                                 6,847,590          4,922,311
                                                 ------------------------------
Gross profit                                      10,823,923          7,636,126

Expenses:
 Selling and operating                             8,538,352          6,063,790
 Corporate, general and administration             1,550,206          1,115,977
                                                 -------------------- ---------
Total expenses                                    10,088,558          7,179,767
                                                 -------------------------------

Income from operations                               735,365            456,359

Other income (expense)                               184,615            (76,295)
Interest expense                                    (116,917)           (46,650)
                                                 ------------------------------
Total other income (expense)                          67,698           (122,945)
                                                 ------------------------------

Income before income taxes and minority
 interest                                            803,063            333,414

Provision for income taxes                           301,390            125,130
Minority interest in net income of
 consolidated subsidiary, net of tax                  82,645              4,992
                                                 ------------------------------
Net income                                       $   419,028        $   203,292
                                                 ==============================
Net income per share:
 Basic                                           $      0.04        $      0.02
 Diluted                                         $      0.04        $      0.02

Shares used in computing net income per share:
 Basic                                            11,205,844         10,846,460
 Diluted                                          11,563,172         11,504,973

                            See accompanying notes.

                                  GAIAM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                            For the Three Months
                                                                                              Ended March 31,
                                                                                           2001             2000
                                                                                    ---------------------------------
Operating activities
Net income                                                                           $   419,028      $   203,292
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation                                                                           846,832          185,070
  Amortization                                                                           148,738          102,357
  Stock compensation                                                                      17,625                -
  Minority interest in consolidated subsidiary                                            82,645            4,992
  Deferred tax expense                                                                         -           13,891
  Changes in operating assets and liabilities,
   net of effects from acquisitions:
     Accounts receivable                                                                 311,406          840,603
     Inventory                                                                        (1,601,314)      (1,347,842)
     Deferred advertising costs                                                          146,269          240,324
     Capitalized production costs                                                         22,303         (196,877)
     Other current assets                                                               (338,722)         (40,774)
     Other assets                                                                        (31,153)          19,662
     Accounts payable                                                                  1,999,746        2,405,494
     Accrued liabilities                                                                (661,410)        (406,344)
     Income taxes payable                                                               (188,610)         111,239
                                                                                   ---------------------------------
Net cash provided by operating activities                                              1,173,383        2,135,087
                                                                                   ---------------------------------
Investing activities
Purchase of property and equipment                                                      (467,656)      (3,926,934)
Payments for acquisitions, net of cash acquired                                       (3,400,663)               -
                                                                                   ---------------------------------
Net cash used in investing activities                                                 (3,868,319)      (3,926,934)
                                                                                   ---------------------------------
Financing activities
Principal payments on capital leases                                                     (28,819)         (22,405)
Proceeds from issuance of common stock                                                    19,109                -
Net proceeds from borrowings                                                             500,000                -
                                                                                   ---------------------------------
Net cash provided by (used in) financing activities                                      490,290          (22,405)
                                                                                   ---------------------------------

Net change in cash and cash equivalents                                               (2,204,646)      (1,814,252)
Cash and cash equivalents at beginning of period                                       8,578,668        3,877,465
                                                                                   ---------------------------------
Cash and cash equivalents at end of period                                           $ 6,374,022      $ 2,063,213
                                                                                   =================================
Supplemental cash flow information
Interest paid                                                                        $    98,592      $    48,609
Income taxes paid                                                                        490,000                -

                            See accompanying notes.

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 2001

1.     Interim Condensed Consolidated Financial Statements
       ---------------------------------------------------

       Organization and Nature of Operations
       -------------------------------------

          Gaiam, Inc. was incorporated under the laws of the State of Colorado on July 7, 1988. Gaiam is a multi-channel lifestyle company providing information, goods and services to customers who value personal development, healthy living and the environment.

          The accompanying consolidated financial statements include the accounts of Gaiam, its subsidiaries and partnerships in which ownership is greater than 50% and considered to be under the control of Gaiam. All material intercompany accounts and transaction balances have been eliminated in consolidation.

       Preparation of Interim Condensed Consolidated Financial Statements
       ------------------------------------------------------------------

          The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam's consolidated financial position as of March 31, 2001 and the interim results of operations and cash flows for the three months ended March 31, 2001 and 2000. These interim statements have not been audited. The balance sheet as of December 31, 2000 was derived from Gaiam's audited consolidated financial statements included in Gaiam's annual report on Form 10-K.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. Accounting policies followed by Gaiam are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2000 included in Gaiam's annual report on Form 10-K. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2000.

          The consolidated financial position, results of operations and cash flows for the interim periods disclosed within this report are not necessarily indicative of future financial results.

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 2001

       Use of Estimates
       ----------------

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

       Adoption of Accounting Standards
       --------------------------------

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. SFAS No. 133 was effective for Gaiam's fiscal year beginning on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.
       Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133, effective January 1, 2001, did not have any impact on Gaiam's consolidated financial statements.

       Reclassifications
       -----------------

          Certain reclassifications have been made to the 2000 financial statements to conform with 2001 presentation.

2.     Mergers and Acquisitions
       ------------------------

          On January 29, 2001, Gaiam completed its merger with Real Goods Trading Corporation. In the tax-free stock-for-stock transaction, Real Goods shareholders received one share of Gaiam Class A common stock in exchange for each ten shares of Real Goods stock owned. The merger was accounted for using the purchase method.

          On January 5, 2001 and February 1, 2001, respectively, Gaiam acquired all of the stock of Earthlings, Inc. and Self Care, Inc. (companies under common ownership with the Chief Executive Officer of Gaiam) at his company's net investment cost plus transaction expenses. As these companies were under common control, the purchase was accounted for using historical costs. Therefore, the difference between the purchase price and the value of net assets acquired was accounted for as a reduction to additional paid-in capital, similar to a pooling transaction. Total combined purchase price for both companies was $3,848,014.

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 2001

3.     Stockholders' Equity
       --------------------

          During the first quarter of 2001, Gaiam agreed to issue approximately 481,424 shares of Class A common stock in conjunction with its merger with Real Goods, and issued 3,897 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

4.     Earnings per Share
       ------------------

          Basic earnings per share exclude any dilutive effects of options, warrants, and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. All earnings per share amounts for all period have been presented and conform to the Statement No. 128 requirements.

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended
                                                                      March 31,
                                                                2001            2000
                                                           -------------- ------------
               Net income                                   $    419,028  $   203,292
                                                           ============== ============

               Denominator:
                Weighted average shares for basic
                 earnings per share                           11,205,844   10,846,460

               Effect of Dilutive Securities:
                Weighted average of common stock,
                 stock options, warrants and
                 convertible debentures                          357,328      658,513
                                                           -------------- ------------

               Denominator for diluted earnings per share     11,563,172   11,504,973
                                                           ============== ============

               Net income per share - basic                  $      0.04  $      0.02
               Net income per share - diluted                $      0.04  $      0.02

                                  Gaiam, Inc.
         Notes to Interim Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 2001

5.     Subsequent Events
       -----------------

          During April 2001, Gaiam entered into new credit agreements with Wells Fargo Bank West N.A. These agreements increase Gaiam's borrowing capacity from $6.5 million to $14.9 million. Under a revolving line of credit Gaiam has availability of up to $10 million with a maturity date of June 30, 2003, and under a term loan Gaiam may borrow up to $4.9 million, with a maturity of July 1, 2006. Borrowings under these agreements bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. These borrowings are secured by a pledge of Gaiam's assets, and contain various financial covenants, including prohibiting the payment of cash dividends to Gaiam's shareholders and requiring the maintenance of certain financial ratios.

6.     Segment Information
       -------------------

          Gaiam has two business segments: Direct to Consumer and Business to Business; both of which sell products, services and information produced or purchased from other suppliers. Although the customer bases do not overlap to any significant extent, the production, purchase and delivery processes overlap in some areas. Gaiam does not accumulate the balance sheet by segment for purposes of management review.

          Each of the two segments qualifies as such because each is more than 10% of combined revenue. Financial information for Gaiam's business segments was as follows (contribution margin as used below is net sales, less cost of goods sold and direct expenses):

                                                                            For the Three Months Ended March 31,
                                                                                  2001               2000
                                                                            ----------------- ------------------
              Net revenue:
                Direct to consumer                                           $  10,536,386      $    9,809,655
                Business to business                                             7,135,127      $    2,748,782
                                                                            ----------------- ------------------
                Consolidated net revenue                                        17,671,513          12,558,437
              Contribution margin:
               Direct to consumer                                                   97,736              44,376
               Business to business                                                637,629             411,983
                                                                            ----------------- ------------------
                Consolidated contribution margin                                   735,365             456,359
              Reconciliation of contribution margin to net income:
                Other income (expense)                                              67,698            (122,945)
                Income tax expense                                                 301,390             125,130
                Minority interest expense                                           82,645               4,992
                                                                            ----------------- ------------------
              Net income                                                     $     419,028      $      203,292
                                                                            ================= ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document.

Three months ended March 31, 2001 compared to three months ended March 31, 2000
-------------------------------------------------------------------------------

      Revenues increased 40.7% to $17.7 million for the three months ended March 31, 2001 from $12.6 million during the three months ended March 31, 2000. Gaiam's internal growth rate was 21%, fueled primarily by the growth in sales of Gaiam's proprietary products.

      Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight) increased 41.7% to $10.8 million for the first quarter of 2001 from $7.6 million during the same period in 2000. As a percentage of revenue, gross profit increased to 61.3% in 2001 from 60.8% in 2000. This increase in gross profit percentage was also primarily the result of Gaiam's continuing efforts to increase the number of proprietary products offered, on which Gaiam has better margins than other products.

      Selling and operating expenses, which consist primarily of sales and marketing costs, commission and fulfillment expenses, increased 40.8%, consistent with the revenue increase of 40.7%, to $8.5 million for the three months ended March 31, 2001 from $6.1 million for the same period in 2000. As a percentage of revenues, selling and operating expenses were 48.3% for the comparable periods in both 2001 and 2000.

      Corporate, general and administrative expenses increased to $1.6 million during the first quarter of 2001, from $1.1 million during 2000, primarily as a result of Gaiam's growth. As a percentage of revenues, general and administrative expenses decreased to 8.8% in 2001 from 8.9% in 2000.

      Operating income, as a result of the factors described above, increased 61.1% to $735,365 for the three months ended March 31, 2001, from $456,359 for the comparable period in 2000.

      Gaiam recorded $67,698 in other income for the three months ended March 31, 2001 compared to $122,945 in other expense for the three month ended March 31, 2000.

      Minority interest in net income of consolidated subsidiaries was $82,645 during the first quarter of 2001, compared to $4,992 during the first quarter of 2000.

      Income tax provision increased to $301,390 for the three months ended March 31, 2001 from $125,130 for the comparable period in 2000. The effective tax rate on pre-tax income for both periods was 37.5%.

      Net income, as a result of the factors described above, increased 106.1% to $419,028 for the three months ended March 31, 2001, from $203,292 for the three months ended March 31, 2000.

Three months ended March 31, 2000 compared to three months ended March 31, 1999
-------------------------------------------------------------------------------

      Revenues increased 32.3% to $12.6 million for the three months ended March 31, 2000 from $9.5 million during the three months ended March 31, 1999.
Gaiam's internal growth rate was 26% for the first quarter of 2000, fueled primarily by the growth of its e-commerce business.

      Gross profit, which consists of revenues less costs of sales, increased 35.4% to $7.6 million for the first quarter of 2000 from $5.6 million during the same period in 1999. As a percentage of revenue, gross profit increased to 60.8% in 2000 from 59.4% in 1999. This increase in gross profit percentage was primarily attributable to increases in the sales of proprietary or private-labeled branded products, on which Gaiam has better margins than other products.

      Selling and operating expenses, increased 32.5%, corresponding to the revenue increase, to $6.1 million for the three months ended March 31, 2000 from $4.6 million for the same period in 1999. As a percentage of revenues, selling and operating expenses increased to 48.3% in 2000 from 48.2% in 1999.

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

      Gaiam recorded $76,295 in other expense during the first quarter of 2000, compared to other income of $147,748 for the comparable period in 1999. During 1999, Gaiam recognized a gain on the sale of its marketable securities of $223,014. Interest expense declined to $46,650 for the three months ended March 31, 2000 from $95,126 for the three months ended March 31, 1999, due to a reduction in debt levels.

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

Liquidity and Capital Resources
-------------------------------

      Gaiam's capital needs arise from working capital required to fund our operations, capital expenditures related to expansions and improvements to Gaiam's infrastructure, development of e-commerce, and funds required in connection with the acquisitions of new businesses and Gaiam's anticipated future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam's product offerings, the ability to expand Gaiam's customer base, the cost of ongoing upgrades to Gaiam's product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors. The timing and amount of these capital requirements cannot accurately be predicted. Additionally, Gaiam continues to evaluate possible investments in businesses, products and technologies, and plans to expand sales and marketing programs and conduct more aggressive brand promotions.

      During April 2001, Gaiam entered into new loan agreements with Wells Fargo increasing Gaiam's borrowing capacity from $6.5 million to $14.9 million. The new revolving line of credit, which extends through June 30, 2003, allows borrowings up to $10 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. Wells Fargo has also provided Gaiam with a term loan in the amount of up to $4.9 million, which matures on July 1, 2006, and allowed a $537,228 term note assumed as part of the Real Goods merger to remain outstanding. Borrowings under these agreements are secured by a pledge of Gaiam's assets, and bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. The Wells Fargo credit agreements contain various financial covenants and also prohibit Gaiam from paying cash dividends to shareholders.

      Gaiam's operating activities provided net cash of $1.2 million and $2.1 million for the three months ended March 31, 2001 and 2000, respectively. Gaiam's net cash provided by operating activities for 2001 arose primarily from an increase in cash generated from net income and depreciation and amortization. Gaiam's net cash provided by operating activities for 2000 arose primarily from increases in cash generated from income and non-cash expenses, seasonal reductions in accounts receivable and deferred advertising costs, and an increase in payables associated with direct-to-consumer web site costs.

      Gaiam's investing and acquisition activities used cash of $3.9 million for both for the three months ended March 31, 2001 and 2000. During the first quarter of 2001, Gaiam completed its merger with Real Goods Trading Corporation, and also acquired all of the stock and net assets of Earthlings, Inc. and Self Care, Inc. for a total combined purchase price for both companies of $3.8 million. The cash used by investing activities in 2000 arose primarily from costs associated with the direct-to-consumer website, and additional property and equipment purchases to support Gaiam's increased business volume.

      During the three months ended March 31, 2001, Gaiam's financing activities provided $490,290 million in cash, as borrowing under Gaiam's line of credit agreement increased $500,000. During the three months ended March 31, 2000, Gaiam's financing activities used cash of $22,405 for principal payments on capital leases.

     We believe our available cash, cash expected to be generated from operations, and borrowing capabilities will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

     In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, majority and minority investment, strategic relationship and other business combination opportunities in the Lohas (Lifestyles of Health and Sustainability) industry. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to financial market risks from changes in foreign exchange rates and are only minimally impacted by changes in interest rates. Borrowing under our bank credit facility are at a variable rate of interest, and based on the current level of borrowings, we experience only modest changes in interest expense when market interest rates change. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          a)  Exhibits

              None

          b)  Reports on Form 8-K.

              On February 12, 2001, Gaiam filed a current report on Form 8-K reporting, under items 2 and 7, the acquisition of Real Goods Trading Corporation, and incorporating by reference to Gaiam's registration statement on Form S-4 dated December 6, 2000 certain financial statements of Real Goods and certain pro forma financial information.

                                   Signatures


In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.



                                                Gaiam, Inc.
                                                (Registrant)
                                                May 14, 2001


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