Form 10-Q
period 2001-06-30
GAIAM INC
filed 2001-08-13
CIK 1089872

Use these links to rapidly review the document
INDEX TO FORM 10-Q

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-27517

GAIAM, INC.
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1113527 (I.R.S. Employer Identification No.)

360 INTERLOCKEN BLVD., SUITE 300
BROOMFIELD, COLORADO 80021
(Address of principal executive offices)

(303) 222-3600
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 6, 2001
Class A Common Stock ($.0001 par value)	8,498,880
Class B Common Stock ($.0001 par value)	5,400,000

This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "plan," "estimate," "expect," "strive," "future," "intend" and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements. Gaiam's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Market Risk" and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, competition, loss of key personnel, pricing, brand reputation, growth of e-commerce, acquisitions, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, reliance on a centralized fulfillment center, increases in postage and shipping costs, future internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, limited experience in operating retail stores, consumer trends, customer interest in our products, general economic conditions, the effect of government regulation and other risks and uncertainties included in Gaiam's filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management's view only as of the date of this report. We undertake no obligation to update any forward-looking information.

GAIAM, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,950,479	$8,578,668
Accounts receivable, net	8,891,480	8,472,828
Accounts and notes receivable, other	346,475	1,097,390
Inventory, less allowances	12,538,029	6,361,046
Deferred advertising costs	2,402,753	1,625,285
Other current assets	1,287,298	1,307,416

Total current assets	34,416,514	27,442,633
Property and equipment, net	15,101,175	10,797,501
Capitalized production costs, net	2,524,058	2,656,666
Video library, net	4,470,327	4,631,140
Goodwill, net	5,937,060	2,379,861
Deferred tax assets	1,285,132	146,132
Other assets	497,085	450,409

Total assets	$64,231,351	$48,504,342

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,218,322	$8,091,569
Accrued liabilities	4,913,677	2,109,036
Accrued royalties	1,191,240	867,667
Income taxes payable	1,170,778	790,267
Capital lease obligations, current	162,722	147,649
Other current liabilities	169,210	167,349

Total current liabilities	17,825,949	12,173,537
Capital lease obligations, long-term	251,391	270,171
Deferred tax liability	412,001	412,001
Long-term debt	10,541,368	5,500,000

Total long-term liabilities	11,204,760	6,182,172
Minority interest	6,411,359	6,037,868
Redeemable Class A preferred stock in subsidiary	6,000,000	6,000,000
Stockholders' equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 5,965,557 and 5,473,184 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	597	547
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2001 and December 31, 2000, respectively	540	540
Additional paid-in capital	15,537,521	11,865,734
Deferred compensation	(387,576)	(422,826)
Retained earnings	7,638,201	6,666,770

Total stockholders' equity	22,789,283	18,110,765

Total liabilities and stockholders' equity	$64,231,351	$48,504,342

See accompanying notes.

GAIAM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,
	2001	2000
Net revenue	$22,018,695	$11,385,982
Cost of goods sold	8,771,992	4,655,562

Gross profit	13,246,703	6,730,420
Expenses:
Selling and operating	9,859,309	5,421,658
Corporate, general and administration	1,838,990	1,014,321

Total expenses	11,698,299	6,435,979

Income from operations	1,548,404	294,441
Other income	170,979	121,918
Interest expense	(129,909)	(96,046)

Other income, net	41,070	25,872

Income before income taxes and minority interest	1,589,474	320,313
Provision for income taxes	596,529	120,213
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(440,542)	352

Net income	$552,403	$200,452

Net income per share:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02
Shares used in computing net income per share:
Basic	11,362,524	10,856,413
Diluted	11,679,287	11,551,619

See accompanying notes.

GAIAM, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended June 30,
	2001	2000
Net revenue	$39,690,208	$23,944,419
Cost of goods sold	15,619,582	9,577,873

Gross profit	24,070,626	14,366,546
Expenses:
Selling and operating	18,397,661	11,485,448
Corporate, general and administration	3,389,196	2,130,298

Total expenses	21,786,857	13,615,746

Income from operations	2,283,769	750,800
Other income	355,594	45,623
Interest expense	(246,826)	(142,696)

Other income (expense), net	108,768	(97,073)

Income before income taxes and minority interest	2,392,537	653,727
Provision for income taxes	897,919	245,343
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(523,187)	(4,640)

Net income	$971,431	$403,744

Net income per share:
Basic	$0.09	$0.04
Diluted	$0.08	$0.04
Shares used in computing net income per share:
Basic	11,284,632	10,848,935
Diluted	11,621,677	11,524,526

See accompanying notes.

GAIAM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2001	2000
Operating activities
Net income	$971,431	$403,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,097,888	421,694
Amortization	306,992	202,214
Stock compensation	35,250	—
Minority interest in consolidated subsidiary	523,187	4,640
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	236,300	944,229
Inventory	(3,806,803)	(1,840,329)
Deferred advertising costs	(668,821)	(25,086)
Capitalized production costs	132,608	(577,420)
Other current assets	(133,226)	(62,501)
Other assets	33,766	5,205
Accounts payable	1,067,359	142,529
Accrued liabilities	(122,001)	(425,674)
Income taxes payable	407,919	245,343

Net cash provided by (used in) operating activities	81,849	(561,412)

Investing activities
Purchase of property and equipment	(721,574)	(4,670,436)
Proceeds from sale of stock in subsidiary	—	9,000,000
Payments for acquisitions, net of cash acquired	(3,527,576)	—

Net cash provided by (used in) investing activities	(4,249,150)	4,329,564

Financing activities
Principal payments on capital leases	(36,025)	(53,173)
Proceeds from issuance of common stock	52,656	—
Net proceeds from borrowings	4,522,481	1,000,000

Net cash provided by financing activities	4,539,112	946,827

Net change in cash and cash equivalents	371,811	4,714,979
Cash and cash equivalents at beginning of period	8,578,668	3,877,465

Cash and cash equivalents at end of period	$8,950,479	$8,592,444

Supplemental cash flow information
Interest paid	$278,617	$131,638
Income taxes paid	490,000	—

See accompanying notes.

Gaiam, Inc.
Notes to Interim Consolidated Financial Statements
(Unaudited)
June 30, 2001

1.  Interim Consolidated Financial Statements

  Organization and Nature of Operations

    Gaiam, Inc. was incorporated under the laws of the State of Colorado on July 7, 1988. Gaiam is a multi-channel lifestyle company providing information, goods and services to customers who value natural health, personal development and renewable energy.

    The accompanying consolidated financial statements include the accounts of Gaiam, its subsidiaries and partnerships in which ownership is greater than 50% and considered to be under the control of Gaiam. All material intercompany accounts and transaction balances have been eliminated in consolidation.

  Preparation of Interim Consolidated Financial Statements

    The interim consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam's consolidated financial position as of June 30, 2001, the interim results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. These interim statements have not been audited. The balance sheet as of December 31, 2000 was derived from Gaiam's audited consolidated financial statements included in Gaiam's annual report on Form 10-K.

    Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accounting policies followed by Gaiam are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2000 included in Gaiam's annual report on Form 10-K. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2000.

    The consolidated financial position, results of operations and cash flows for the interim periods disclosed within this report are not necessarily indicative of future financial results.

  Use of Estimates

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

  Reclassifications

    Certain reclassifications have been made to the 2000 financial statements to conform to 2001 presentation.

2.  Mergers and Acquisitions

    During the first quarter of 2001, Gaiam completed its merger with Real Goods Trading Corporation. In the tax-free stock-for-stock transaction, Real Goods shareholders received one share of Gaiam Class A common stock in exchange for each ten shares of Real Goods stock owned. The merger was accounted for using the purchase method. Gaiam also acquired all of the stock of Earthlings, Inc.

and Self Care, Inc. (companies under common ownership with the Chief Executive Officer of Gaiam) at his company's net investment cost plus transaction expenses. As these companies were under common control, the purchase was accounted for using historical costs, similar to a pooling transaction. Therefore, the difference between the purchase price and the value of net assets acquired was accounted for as a reduction to additional paid-in capital. The total combined purchase price for both companies was $3,848,014.

    During the second quarter of 2001, Gaiam exercised its option to purchase the remaining equity interest in Ecosport, thus eliminating the minority interest.

3.  Long-term debt

    During the second quarter of 2001, Gaiam entered into new credit agreements with Wells Fargo Bank West N.A. These agreements increase Gaiam's borrowing capacity from $6.5 million to $14.9 million. Under a revolving line of credit Gaiam has availability of up to $10 million with a maturity date of June 30, 2003, and under a term loan Gaiam may borrow up to $4.9 million, with a maturity of July 1, 2006. Borrowings under these agreements bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. These borrowings are secured by a pledge of Gaiam's assets, and contain various financial covenants, including a prohibition on the payment of cash dividends to Gaiam's shareholders and requiring the maintenance of certain financial ratios.

4.  Stockholders' Equity

    During the first quarter of 2001, Gaiam agreed to issue approximately 481,424 shares of Class A common stock in conjunction with its merger with Real Goods. In addition, for the six months ended June 30, 2001, Gaiam issued 10,949 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

5.  Earnings per Share

    Basic earnings per share exclude any dilutive effects of options, warrants and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. All earnings per share amounts for all period have been presented and conform to the Statement No. 128 requirements.

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$552,403	$200,452	$971,431	$403,744

Denominator:
Weighted average shares for basic earnings per share	11,362,524	10,856,413	11,284,632	10,848,935
Effect of Dilutive Securities:
Weighted average of common stock, stock options and warrants	316,763	695,206	337,045	675,591

Denominator for diluted earnings per share	11,679,287	11,551,619	11,621,677	11,524,526

Net income per share—basic	$0.05	$0.02	$0.09	$0.04
Net income per share—diluted	$0.05	$0.02	$0.08	$0.04

6.  Subsequent Events

    On August 3, 2001, Gaiam completed its secondary offering of 2,200,000 shares of Class A common stock, plus the overallotment of 330,000 shares, at an offering price of $13.75 per share.

7.  Segment Information

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

    Each of the two segments qualifies as such because each is more than 10% of combined revenue. Financial information for Gaiam's business segments was as follows (contribution margin as used below is net sales, less cost of goods sold and direct expenses):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Net revenue:
Direct to consumer	$11,670,834	$8,922,219	$22,207,220	$18,731,874
Business to business	10,347,861	2,463,763	17,482,988	5,212,545

Consolidated net revenue	22,018,695	11,385,982	39,690,208	23,944,419
Contribution margin:
Direct to consumer	519,593	(37,836)	617,329	6,540
Business to business	1,028,811	332,277	1,666,440	744,260

Consolidated contribution margin	1,548,404	294,441	2,283,769	750,800
Reconciliation of contribution margin to net income:
Other income (expense)	41,070	25,872	108,768	(97,073)
Income tax expense	596,529	120,213	897,919	245,343
Minority interest expense	440,542	(352)	523,187	4,640

Net income	$552,403	$200,452	$971,431	$403,744

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the interim consolidated financial statements included elsewhere in this document.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

    Revenues increased 93.4% to $22.0 million for the three months ended June 30, 2001 from $11.4 million during the three months ended June 30, 2000. Gaiam's internal growth rate was 67% for the three months ended June 30, 2001, fueled primarily by the growth in sales of Gaiam's proprietary products.

    Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight) increased 96.8% to $13.2 million for the second quarter of 2001 from $6.7 million during the same period in 2000. As a percentage of revenue, gross profit increased to 60.2% in 2001 from 59.1% in 2000. This increase in gross profit percentage was also primarily the result of Gaiam's continuing efforts to increase the number of proprietary products offered, on which Gaiam has better margins than other products.

    Selling and operating expenses, which consist primarily of sales and marketing costs, commission and fulfillment expenses, increased 81.9%, less than the revenue increase of 93.4%, to $9.9 million for the three months ended June 30, 2001 from $5.4 million for the same period in 2000. As a percentage of revenues, selling and operating expenses decreased to 44.8% in 2001 from 47.6% in 2000.

    Corporate, general and administrative expenses increased to $1.8 million during the second quarter of 2001, from $1.0 million during 2000, primarily as a result of Gaiam's growth. As a percentage of revenues, general and administrative expenses decreased to 8.4% in 2001 from 8.9% in 2000.

    Operating income, as a result of the factors described above, increased 425.9% to $1.5 million for the three months ended June 30, 2001, from $294,441 for the comparable period in 2000.

    Gaiam recorded $41,070 in other income for the three months ended June 30, 2001 compared to $25,872 in other income for the three months ended June 30, 2000.

    Minority interest in net income of consolidated subsidiaries was $440,542 during the second quarter of 2001, compared to a negative $352 during the second quarter of 2000.

    Income tax provision increased to $596,529 for the three months ended June 30, 2001 from $120,213 for the comparable period in 2000.

    Net income, as a result of the factors described above, increased 175.6% to $552,403 for the three months ended June 30, 2001, from $200,452 for the three months ended June 30, 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

    Revenues increased 65.8% to $39.7 million for the six months ended June 30, 2001 from $23.9 million during the six months ended June 30, 2000. Gaiam's internal growth rate was 43% for the six months ended June 30, 2001, fueled primarily by the growth in sales of Gaiam's proprietary products.

    Gross profit increased 67.5% to $24.1 million for the six months ended June 30, 2001 from $14.4 million during the same period in 2000. As a percentage of revenue, gross profit increased to 60.6% in 2001 from 60.0% in 2000. This increase in gross profit percentage was primarily attributable to increases in the sales of proprietary or private-labeled branded products, on which Gaiam has better margins than other products.

    Selling and operating expenses increased 60.2%, corresponding to the revenue increase, to $18.4 million for the six months ended June 30, 2001 from $11.5 million for the same period in 2000. As a percentage of revenues, selling and operating expenses decreased to 46.4% in 2001 from 48.0% in 2000.

    Corporate, general and administrative expenses increased to $3.4 million for the six months ended June 30, 2001, compared to $2.1 million for the corresponding period in 2000. As a percentage of revenues, general and administrative expenses decreased to 8.5% in 2001 from 8.9% in 2000.

    Operating income, as a result of the factors described above, increased 204.2% to $2.3 million for the six months ended June 30, 2001 from $750,800 for the six months ended June 30, 2000.

    Gaiam recorded $108,768 in other income during the six months ended June 30, 2001, compared to other expense of $97,073 for the comparable period in 2000.

    Minority interest in net income increased to $523,187 for the six months ended June 30, 2001 from $4,640 for the same period in 2000.

    Income tax provision was $897,919 for the six months ended June 30, 2001 as compared to a provision of $245,343 for the six months ended June 30, 2000.

    Net income, as a result of the factors described above, increased 140.6% to $971,431 for the six months ended June 30, 2001 from $403,744 for the comparable period in 2000.

Liquidity and Capital Resources

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

    During the second quarter of 2001, Gaiam entered into new loan agreements with Wells Fargo increasing Gaiam's borrowing capacity from $6.5 million to $14.9 million. The new revolving line of credit, which extends through June 30, 2003, allows borrowings up to $10 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. Wells Fargo has also provided Gaiam with a term loan in the amount of up to $4.9 million, which matures on July 1, 2006, and allowed a $537,228 term note assumed as part of the Real Goods merger to remain outstanding. Borrowings under these agreements are secured by a pledge of Gaiam's assets, and bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. The Wells Fargo credit agreements contain various financial covenants and also prohibit Gaiam from paying cash dividends to shareholders.

    On August 3, 2001, Gaiam completed its secondary offering of 2,200,000 shares of Class A common stock, plus the overallotment of 330,000 shares, at an offering price of $13.75 per share.

    Gaiam's operating activities provided net cash of $81,849 for the six months ended June 30, 2001, compared to use of net cash of $561,412 for the six months ended June 30, 2000. Gaiam's net cash provided by operating activities for 2001 arose primarily from an increase in cash generated from net income and depreciation and amortization. Gaiam's net cash used by operating activities for 2000 arose primarily from increases in inventories in order to support additional revenue growth, including store-within-store rollouts.

    Gaiam's investing and acquisition activities used cash of $4.2 million for the six months ended June 30, 2001 and provided cash of $4.3 million for the six months ended June 30, 2001. During the first quarter of 2001, Gaiam completed its merger with Real Goods Trading Corporation, and also acquired all of the stock and certain assets of Earthlings, Inc. and Selfcare for a total combined purchase price of $3.8 million. During the second quarter of 2001, Gaiam eliminated the minority interest in Ecosport by acquiring the remaining equity interest. The cash provided by investing activities in 2000 arose primarily from the sale of stock in Gaiam.com, net of the costs associated with the design and implementation of the Gaiam.com website, and additional property and equipment purchases to support Gaiam's increased business volume.

    During the six months ended June 30, 2001, Gaiam's financing activities provided $4.5 million in cash, as borrowing under Gaiam's loan agreements increased. During the six months ended June 30, 2000, Gaiam's financing activities provided cash of $946,827 through borrowing on its line of credit.

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

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    On June 7, 2001, Gaiam held its Annual Meeting of Shareholders. The shareholders elected all six currently serving directors of Gaiam to serve until the next annual meeting of shareholders to be held in 2002 or until their successors are duly elected and qualified. The results of this vote follow:

Jirka Rysavy	For:	58,730,221	Withheld:	42,614
Lynn Powers	For:	58,730,601	Withheld:	42,234
Barnet Feinblum	For:	58,735,881	Withheld:	36,954
John Mackey	For:	58,735,761	Withheld:	36,974
Barbara Mowry	For:	58,730,172	Withheld:	42,663
Paul Ray	For:	58,730,330	Withheld:	42,505

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

    a)  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam's Registration Statement on Form S-1 (No. 333-83283))
3.2	Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.2 of Gaiam's Registration Statement on Form S-1 (No. 333-83283))
4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam's Registration Statement on Form S-1 (No. 333-83283))
10.1
Loan Agreement, dated as of April 16, 2001, between Gaiam, Inc. and Wells Fargo Bank West, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam's Registration Statement on Form S-1 (No. 333-63488))
10.2	Gaiam, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam's Registration Statement on Form S-1 (No. 333-83283))
10.3	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam's Registration Statement on Form S-4 (No. 333-50560))
10.4	Lease, dated December 18, 1997, between Gaiam, Inc. and Orix Prime West Broomfield Venture (incorporated by reference to Exhibit 10.4 of Gaiam's Registration Statement on Form S-1 (No. 333-83283))

    b)  Reports on Form 8-K.

      None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gaiam, Inc. (Registrant) August 10, 2001
By:	/s/ JIRKA RYSAVY Jirka Rysavy Chief Executive Officer
/s/ JANET MATHEWS Janet Mathews Chief Accounting Officer