Form 10-Q
period 2001-09-30
GAIAM INC
filed 2001-11-13
CIK 1089872

Use these links to rapidly review the document
INDEX TO FORM 10-Q

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-27517

GAIAM, INC.
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1113527 (I.R.S. Employer Identification No.)

360 INTERLOCKEN BLVD.
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 2, 2001
Class A Common Stock ($.0001 par value)	8,570,061
Class B Common Stock ($.0001 par value)	5,400,000

This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "plan," "estimate," "expect," "strive," "future," "intend" and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements. Gaiam's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Market Risk" and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, competition, loss of key personnel, pricing, brand reputation, e-commerce trends, acquisitions, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, reliance on a centralized fulfillment center, increases in postage and shipping costs, future internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, consumer trends, customer interest in our products, general economic conditions, the effect of government regulation and other risks and uncertainties included in Gaiam's filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management's view only as of the date of this report. We undertake no obligation to update any forward-looking information.

GAIAM, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,200,322	$8,578,668
Accounts receivable, net	11,761,722	9,570,218
Inventory, less allowances	15,393,838	6,361,046
Deferred advertising costs	2,690,773	1,625,285
Other current assets	534,222	1,307,416

Total current assets	55,580,877	27,442,633
Property and equipment, net	14,835,801	10,797,501
Capitalized production costs, net	2,783,831	2,656,666
Video library, net	4,384,345	4,631,140
Goodwill, net	6,974,779	2,379,861
Deferred tax assets	1,285,132	146,132
Other assets	488,157	450,409

Total assets	$86,332,922	$48,504,342

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,382,690	$8,091,569
Accrued liabilities	3,786,264	2,109,036
Accrued royalties	930,786	867,667
Income taxes payable	669,066	790,267
Capital lease obligations, current	137,188	147,649
Other current liabilities	186,133	167,349

Total current liabilities	16,092,127	12,173,537
Capital lease obligations, long-term	230,460	270,171
Deferred tax liability	412,001	412,001
Long-term debt	506,739	5,500,000

Total long-term liabilities	1,149,200	6,182,172
Minority interest	6,810,138	6,037,868
Redeemable Class A preferred stock in subsidiary	6,000,000	6,000,000
Stockholders' equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 8,565,133 and 5,473,184 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	857	547
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	540	540
Additional paid-in capital	48,042,346	11,865,734
Deferred compensation	(369,951)	(422,826)
Retained earnings	8,607,665	6,666,770

Total stockholders' equity	56,281,457	18,110,765

Total liabilities and stockholders' equity	$86,332,922	$48,504,342

See accompanying notes.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,
	2001	2000
Net revenue	$23,945,703	$13,630,024
Cost of goods sold	9,724,074	5,501,528

Gross profit	14,221,629	8,128,496
Expenses:
Selling and operating	10,468,798	5,952,080
Corporate, general and administration	1,960,528	1,194,039

Total expenses	12,429,326	7,146,119

Income from operations	1,792,303	982,377
Other income (expense)	68,294	(42,531)
Interest income	63,280	10,837

Other income (expense), net	131,574	(31,694)

Income before income taxes and minority interest	1,923,877	950,683
Provision for income taxes	671,434	356,792
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(282,979)	(14,481)

Net income	$969,464	$579,410

Net income per share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Shares used in computing net income per share:
Basic	13,005,026	10,862,780
Diluted	13,496,612	11,537,474

See accompanying notes.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Nine Months Ended September 30,
	2001	2000
Net revenue	$63,635,911	$37,574,443
Cost of goods sold	25,343,656	15,079,401

Gross profit	38,292,255	22,495,042
Expenses:
Selling and operating	28,866,459	17,437,528
Corporate, general and administration	5,349,724	3,324,337

Total expenses	34,216,183	20,761,865

Income from operations	4,076,072	1,733,177
Other income	423,888	3,092
Interest expense	(183,546)	(131,859)

Other income (expense), net	240,342	(128,767)

Income before income taxes and minority interest	4,316,414	1,604,410
Provision for income taxes	1,569,353	602,135
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(806,166)	(19,121)

Net income	$1,940,895	$983,154

Net income per share:
Basic	$0.16	$0.09
Diluted	$0.16	$0.09
Shares used in computing net income per share:
Basic	11,864,398	10,851,084
Diluted	12,252,957	11,522,223

See accompanying notes.

GAIAM, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2001	2000
Operating activities
Net income	$1,940,895	$983,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,693,183	839,395
Amortization	466,055	285,426
Stock compensation	52,875	—
Minority interest in consolidated subsidiary	806,166	19,121
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,287,467)	1,113,274
Inventory	(6,662,612)	(3,542,708)
Deferred advertising costs	(956,841)	(1,543,496)
Capitalized production costs	(127,165)	(577,931)
Other current assets	619,850	(583,377)
Other assets	42,694	(165,872)
Accounts payable	1,231,727	(534,052)
Accrued liabilities	(1,492,945)	(486,351)
Income taxes payable	(2,806)	513,632

Net cash provided by (used in) operating activities	(4,676,391)	(3,679,785)

Investing activities
Purchase of property and equipment	(1,051,495)	(5,111,612)
Proceeds from sale of stock in subsidiary	—	9,000,000
Payments for acquisitions, net of cash acquired	(3,777,576)	—

Net cash provided by (used in) investing activities	(4,829,071)	3,888,388

Financing activities
Principal payments on capital leases	(82,490)	(79,914)
Proceeds from issuance of common stock	31,721,754	10,699
Net proceeds from (payments on) borrowings	(5,512,148)	1,000,000

Net cash provided by financing activities	26,127,116	930,785

Net change in cash and cash equivalents	16,621,654	1,139,388
Cash and cash equivalents at beginning of period	8,578,668	3,877,465

Cash and cash equivalents at end of period	$25,200,322	$5,016,853

Supplemental cash flow information
Interest paid	$323,841	$222,065
Income taxes paid	1,572,159	88,503

See accompanying notes.

Gaiam, Inc.

Notes to Interim Consolidated Financial Statements

(Unaudited)

September 30, 2001

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

  Preparation of Interim Consolidated Financial Statements

    The interim consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam's consolidated financial position as of September 30, 2001, the interim results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. These interim statements have not been audited. The balance sheet as of December 31, 2000 was derived from Gaiam's audited consolidated financial statements included in Gaiam's annual report on Form 10-K.

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

  Adoption of Accounting Standards

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No. 141") in June 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 effective the beginning of the third quarter of fiscal year 2001.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested for impairment, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. Gaiam will adopt SFAS No. 142, as required, in its consolidated financial statements for the first quarter of fiscal 2002. As required under SFAS No.142, any goodwill resulting from a business combination occurring subsequent to June 30, 2001 will not be systematically amortized. As of September 30, 2001, $1,110,800 of goodwill will not be systematically amortized as the related business combination occurred subsequent to June 30, 2001. Management is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on Gaiam's consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. Unless management elects to early adopt SFAS No. 143, as permitted, Gaiam will adopt SFAS No. 143, as required, in its consolidated financial statements for the first quarter of fiscal 2003. Management is currently evaluating the provisions of SFAS No. 143 and has not yet determined the effect that adoption of this standard will have on Gaiam's consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the assets be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to its owners in a spin-off if the carrying amount of the asset exceeds its fair value. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 requires that the asset classified as held for sale be measured at the lower of its carrying amount or fair value less selling costs, with no further depreciation or amortization. As such, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the previously existing income statement presentation requirements for discontinued operations to include a component of a business, that being the operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Unless management elects early adoption of SFAS No. 144, as permitted, Gaiam will adopt SFAS No. 144, as required, in its consolidated financial statements for the first quarter of fiscal 2002. Management is continuing to assess the provisions of SFAS No. 144 and currently is unable to determine the likely impact of its adoption.

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

    At the end of September 2001, Gaiam purchased the remaining 49.9% interest in its two renewable energy businesses that it did not own previously, for 50,000 shares of Gaiam Class A common stock and $250,000 cash consideration.

3. Long-term debt

    During the second quarter of 2001, Gaiam entered into new credit agreements with Wells Fargo Bank West N.A. These agreements increase Gaiam's borrowing capacity from $6.5 million to $14.9 million. Under a revolving line of credit Gaiam has availability of up to $10 million with a maturity date of September 30, 2003, and under a term loan Gaiam may borrow up to $4.9 million, with a maturity of July 1, 2006. Borrowings under these agreements bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. These borrowings are secured by a pledge of Gaiam's assets, and contain various financial covenants, including a prohibition on the payment of cash dividends to Gaiam's shareholders and requiring the maintenance of certain financial ratios.

4. Stockholders' Equity

    During the first quarter of 2001, Gaiam became obligated to issue approximately 481,424 shares of Class A common stock as a result of Gaiam's merger with Real Goods.

    On August 3, 2001, Gaiam completed a secondary offering of 2,200,000 shares of Class A common stock, plus an overallotment of 330,000 shares, at an offering price of $13.75 per share.

5. Earnings per Share

    Basic earnings per share exclude any dilutive effects of options, warrants and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. All earnings per share amounts for all period have been presented and conform to the FASB Statement No. 128 requirements.

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$969,464	$579,410	$1,940,895	$983,154

Denominator:
Weighted average shares for basic earnings per share	13,005,026	10,862,780	11,864,398	10,851,084
Effect of Dilutive Securities:
Weighted average of common stock, stock options and warrants	491,586	674,694	388,559	671,139

Denominator for diluted earnings per share	13,496,612	11,537,474	12,252,957	11,522,223

Net income per share—basic	$0.07	$0.05	$0.16	$0.09
Net income per share—diluted	$0.07	$0.05	$0.16	$0.09

6. Segment Information

    Gaiam has two business segments: Direct to Consumer and Business to Business; both of which sell products, services and information produced by Gaiam or purchased from other suppliers. Although the customer bases do not overlap to any significant extent, the production, purchase and delivery processes overlap in some areas. Gaiam does not accumulate the balance sheet by segment for purposes of management review.

    Each of the two segments qualifies as such because each is more than 10% of combined revenue. Financial information for Gaiam's business segments was as follows (contribution margin as used below is net sales, less cost of goods sold and direct expenses):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenue:
Direct to consumer	$12,463,127	$9,567,414	$34,670,347	$28,299,288
Business to business	11,482,576	4,062,610	28,965,564	9,275,155

Consolidated net revenue	23,945,703	13,630,024	63,635,911	37,574,443
Contribution margin:
Direct to consumer	691,344	143,986	1,308,673	150,526
Business to business	1,100,959	838,391	2,767,399	1,582,651

Consolidated contribution margin	1,792,303	982,377	4,076,072	1,733,177
Reconciliation of contribution margin to net income:
Other income (expense)	131,574	(31,694)	240,342	(128,767)
Income tax expense	671,434	356,792	1,569,353	602,135
Minority interest	282,979	14,481	806,166	19,121

Net income	$969,464	$579,410	$1,940,895	$983,154

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the interim consolidated financial statements included elsewhere in this document.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

    Revenues increased 75.7% to $23.9 million for the three months ended September 30, 2001 from $13.6 million during the three months ended September 30, 2000. Gaiam's internal growth rate was 58% for the three months ended September 30, 2001, fueled primarily by the growth in sales of Gaiam's proprietary products.

    Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased 75.0% to $14.2 million for the third quarter of 2001 from $8.1 million during the same period in 2000. As a percentage of revenue, gross profit decreased to 59.4% in 2001 from 59.6% in 2000. This decrease in gross profit percentage was primarily the result of a change in sales mix with a greater emphasis on renewables business and accessory sales, which carry lower margins than Gaiam's proprietary products.

    Selling and operating expenses, which consist primarily of sales and marketing costs, commission and fulfillment expenses, increased 75.9%, in line with the revenue increase of 75.7%, to $10.5 million for the three months ended September 30, 2001 from $6.0 million for the same period in 2000. As a percentage of revenues, selling and operating expenses were 43.7% of revenue in both 2001 and 2000.

    Corporate, general and administrative expenses increased to $2.0 million during the third quarter of 2001, from $1.2 million during 2000, primarily to support Gaiam's growth. As a percentage of revenues, general and administrative expenses decreased to 8.2% in 2001 from 8.8% in 2000.

    Operating income, as a result of the factors described above, increased 82.4% to $1.8 million for the three months ended September 30, 2001, from $982,377 for the comparable period in 2000.

    Gaiam recorded $131,574 in other income for the three months ended September 30, 2001 compared to $31,694 in other expense for the three months ended September 30, 2000.

    Minority interest in net income of consolidated subsidiaries was $282,979 during the third quarter of 2001, compared to $14,481 during the third quarter of 2000.

    Income tax provision increased to $671,434 for the three months ended September 30, 2001 from $356,792 for the comparable period in 2000.

    Net income, as a result of the factors described above, increased 67.3% to $969,464 for the three months ended September 30, 2001, from $579,410 for the three months ended September 30, 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

    Revenues increased 69.4% to $63.6 million for the nine months ended September 30, 2001 from $37.6 million during the nine months ended September 30, 2000. Gaiam's internal growth rate was 48% for the nine months ended September 30, 2001, fueled primarily by the growth in sales of Gaiam's proprietary products.

    Gross profit increased 70.2% to $38.3 million for the nine months ended September 30, 2001 from $22.5 million during the same period in 2000. As a percentage of revenue, gross profit increased to 60.2% in 2001 from 59.9% in 2000. This increase in gross profit percentage was primarily attributable to increases in the sales of proprietary or private-labeled branded products, on which Gaiam has better margins than other products.

    Selling and operating expenses increased 65.5%, less than the revenue increase of 69.4%, to $28.9 million for the nine months ended September 30, 2001 from $17.4 million for the same period in 2000. As a percentage of revenues, selling and operating expenses decreased to 45.4% in 2001 from 46.4% in 2000.

    Corporate, general and administrative expenses increased to $5.3 million for the nine months ended September 30, 2001, compared to $3.3 million for the corresponding period in 2000, primarily to support Gaiam's growth. As a percentage of revenues, general and administrative expenses decreased to 8.4% in 2001 from 8.8% in 2000.

    Operating income, as a result of the factors described above, increased 135.2% to $4.1 million for the nine months ended September 30, 2001 from $1.7 million for the nine months ended September 30, 2000.

    Gaiam recorded $240,342 in other income during the nine months ended September 30, 2001, compared to other expense of $128,767 for the comparable period in 2000.

    Minority interest in net income increased to $806,166 for the nine months ended September 30, 2001 from $19,121 for the same period in 2000.

    Income tax provision was $1,569,353 for the nine months ended September 30, 2001 as compared to a provision of $602,135 for the nine months ended September 30, 2000.

    Net income, as a result of the factors described above, increased 97.4% to $1.9 million for the nine months ended September 30, 2001 from $983,154 for the comparable period in 2000.

Liquidity and Capital Resources

    Gaiam's capital needs arise from working capital required to fund operations, capital expenditures related to expansions and improvements to infrastructure, development of e-commerce, and funds required in connection with the acquisitions of new businesses and anticipated future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam's product offerings, the ability to expand Gaiam's customer base, the cost of ongoing upgrades to Gaiam's product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors. The timing and amount of these capital requirements cannot accurately be predicted. Additionally, Gaiam continues to evaluate possible investments in businesses, products and technologies, and plans to expand sales and marketing programs and conduct more aggressive brand promotions.

    During the second quarter of 2001, Gaiam entered into new loan agreements with Wells Fargo increasing Gaiam's borrowing capacity from $6.5 million to $14.9 million. The new revolving line of credit, which extends through September 30, 2003, allows borrowings up to $10 million based upon the collateral value of Gaiam's accounts receivable and inventory held for resale. Wells Fargo has also provided Gaiam with a term loan in the amount of up to $4.9 million, which matures on July 1, 2006, and allowed a $537,228 term note assumed as part of the Real Goods merger to remain outstanding. Borrowings under these agreements are secured by a pledge of Gaiam's assets, and bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. The Wells Fargo credit agreements contain various financial covenants and also prohibit Gaiam from paying cash dividends to shareholders.

    During the third quarter of 2001, Gaiam completed a secondary offering of 2,200,000 shares of Class A common stock, plus an overallotment of 330,000 shares, at an offering price of $13.75 per share. Net proceeds to Gaiam, after deducting the underwriting commission and expenses, were approximately $31.5 million. Gaiam used $10.0 million of these proceeds to pay outstanding amounts under the Wells Fargo credit agreements.

    Gaiam's operating activities used net cash of $4.7 million and $3.7 million for the nine months ended September 30, 2001 and 2000, respectively. Gaiam's net cash used by operating activities for 2001 and 2000 arose primarily from increases in inventories in order to support additional revenue growth, including store-within-store rollouts.

    Gaiam's investing and acquisition activities used cash of $4.8 million for the nine months ended September 30, 2001 and provided cash of $3.9 million for the nine months ended September 30, 2000. During the first quarter of 2001, Gaiam completed its merger with Real Goods Trading Corporation, and also acquired all of the stock and certain assets of Earthlings, Inc. and Selfcare for a total combined purchase price of $3.8 million. During the second quarter of 2001, Gaiam eliminated the minority interest in Ecosport by acquiring the remaining equity interest. At the end of September 2001, Gaiam purchased the remaining 49.9% interest in its two renewable energy businesses that it did not own previously, thus eliminating the minority interest in these businesses effective October 1, 2001. The cash provided by investing activities in 2000 arose primarily from the sale of stock in Gaiam.com, net of the costs associated with the design and implementation of the Gaiam.com website, and additional property and equipment purchases to support Gaiam's increased business volume.

    During the nine months ended September 30, 2001, Gaiam's financing activities provided $26.1 million in cash, primarily resulting from the completion of Gaiam's secondary offering of Class A common stock. During the nine months ended September 30, 2000, Gaiam's financing activities provided cash of $930,785 through borrowing on its line of credit.

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

GAIAM, INC. (REGISTRANT) NOVEMBER 8, 2001
By:	/s/ JIRKA RYSAVY Jirka Rysavy Chief Executive Officer
By:	/s/ YUDHISTER BAHL Yudhister Bahl Chief Financial Officer