Form 10-K
period 2001-12-31
GAIAM INC
filed 2002-03-28
CIK 1089872

Use these links to rapidly review the document
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27517

GAIAM, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1113527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 INTERLOCKEN BOULEVARD
BROOMFIELD, CO 80021
(Address of principal executive offices)

(303) 222-3600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.0001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $103,803,470 as of March 18, 2002, based upon the closing price on the NASDAQ National Market reported for such date. As of March 18, 2002, 8,613,014 shares of the Registrant's $.0001 par value Class A common stock and 5,400,000 shares of the Registrant's Class B common stock were outstanding. Shares of Common Stock held by each executive officer and director, and by each person who beneficially owns more than 5% of the outstanding Common Stock, have been excluded in that such person may, under certain circumstances, be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

        Part III incorporates by reference from the definitive proxy statement for the registrant's 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Gaiam, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001

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

Part I

Item 1. Business

OUR BUSINESS

Gaiam

        Gaiam is a multichannel lifestyle company providing a broad selection of information, products and services to customers who value natural health, personal development and renewable energy. We offer our customers the ability to make purchasing decisions based on these values while providing a quality product at a price comparable to conventional alternatives.

        Gaiam has established itself as a leading lifestyle brand, information resource and authority in the Lifestyles of Health and Sustainability (LOHAS) market and seeks to become a unifying symbol of the emerging LOHAS lifestyle. Our lifestyle brand is built around our ability to develop and offer content, products and lifestyle solutions to consumers in the LOHAS market. Our content forms the basis of our proprietary products, on which we realize our highest margins, which then drives demand for parallel product and service offerings. Gaiam's operations are vertically integrated from content creation, through product development and sourcing, to customer service and fulfillment. We market our products and services across two segments, business-to-business and direct-to-consumers, and through five sales channels: media, national retailers, corporate accounts, catalogs and the Internet. We distribute our products in each of these sales channels from a single fulfillment center.

The LOHAS Market

        The LOHAS market, which represented $227 billion in sales in 2000 according to Natural Business Communication, consists of five main sectors:

•
Sustainable Economy. Renewable energy, energy conservation, recycled goods, environmental management services, sustainable manufacturing processes and related information and services.

•
Healthy Living. Natural and organic foods, dietary supplements, personal care products and related information and services.

•
Alternative Healthcare. Health and wellness solutions and alternative health practices.

•
Personal Development. Solutions, information, products and experiences relating to mind, body and spiritual development.

•
Ecological Lifestyles. Environmentally friendly cleaning and household products, organic cotton clothing and bedding, and eco-tourism.

Gaiam participates in all five sectors of the LOHAS market.

Our Content

        Gaiam's business model revolves around content creation, which forms the basis for our proprietary products. We have an "in house" production and post-production team that produces programs on a variety of topics including "how-to" and solutions based programs on mind-body fitness, wellness, and alternative healthcare. Our programs have won 10 Telly awards and several medals at the International New York Film Festival. During 2001, we produced 25 new visual media titles. Gaiam also develops and markets music and audio CDs under three labels for this lifestyle with approximately 150 titles. Gaiam also publishes printed content on personal development, alternative healthcare and sustainable living.

Our Products

        We currently stock over 8,000 stock keeping units (SKUs) of which 2,200 are proprietary products bearing the Gaiam brand. Our proprietary products constituted 53% of our sales in 2001 up from 37% in 2000. Our best selling products, by LOHAS sector, are as follows:

Sustainable Economy	Healthy Living	Alternative Healthcare	Personal Development	Ecological Lifestyles
Solar Panels and Accessories	Air Filters	Natural Lighting	Yoga Information and Accessories	Natural Cleaners
Energy Systems	Water Filters	Back and Neck Care Products	Pilates Information and Accessories	Organic Cotton Bedding
Energy Efficient Lighting	Personal Air Supply	Massage Accessories	Meditation Information and Accessories	Organic Cotton Towels
Energy Information	EMF Filters	Stress Relief	Fitness Equipment	Organic Cotton Clothing
Evaporative Coolers	Personal Care Products	Allergy and Pain Relief	Performance Wear	Recycled Household Paper Products
Intertie Systems	Natural Beauty Products	Sleep Enhancers	Personal Growth Information	Natural Garden Products
Composters	Whole Foods Brand Supplements	Wellness Information	Kids Fitness Products and Information	Non-Toxic Pest Control
Air Dryers	Natural Pet Care	Aroma Therapy	Relaxation Music	Green Cotton Home Accessories

Our Sales Channels

        We conduct our business across two segments. Our business-to-business customers are primarily national retailers, corporate accounts and the media. We conduct our direct-to-consumer business through our catalogs and the Internet.

•
Media

        Gaiam produces information and programming targeted to consumers who value natural health, personal development and spirituality. Currently, thirteen of our programs are broadcast in the United States and five are broadcast internationally. Our programs are also available in hotel rooms in the U.S. and Canada through on-demand visual media programming available in such hotels as Four Seasons, Hilton, Hyatt, Radisson and Westin. Our media customers include the Discovery Channel, Universal Studios and On Command.

•
Retailers

        Since the inception of our retailer channel in 1996, we have increased its breadth and diversity, expanding our coverage to over 30,000 stores in North America as of the end of 2001. Gaiam products are currently sold in 27,000 stores in the United States across a variety of leading retailers, including lifestyle stores such as Discovery Stores and The Walking Company; women's beauty stores such as Ulta and Origins; home furnishing stores such as Bed, Bath and Beyond; natural food stores such as Whole Foods Market; sporting goods stores such as The Sports Authority, Dicks and Galyans; book stores such as Borders and Barnes & Noble; music stores such as Musicland and Wherehouse Music; mass merchants such as Target, Kohls and WalMart; and e-tailers such as Amazon.com. Many of these retailers display our products in store-within-store Gaiam lifestyle shops. We implemented our first store-within-store concept in August of 2000 and the concept grew to over 1,500 stores by the end of 2001. In addition, since entering the Canadian market in 2000, we have expanded to over 3,000 stores.

•
Corporate Accounts

        Gaiam provides products and services to businesses that desire renewable energy solutions or healthy and natural alternatives to traditional products or processes. Such products and services range from environmental reviews, to organic cotton robes and bedding, to solar-powered safety and security systems. In addition, we continue to develop a line of promotional products in organic cotton that includes t-shirts, sweatshirts, caps and bags and other similar products for customers such as Mercedes Benz and Aveda.

        We also have a design and consulting service for corporate accounts that assesses their energy needs and makes recommendations for more efficient solutions. Clients of our consulting services include The White House, NASA, Disney, Sony, Fetzer Winery, AT&T and the U.S. Departments of Energy and Defense and the Government of Brazil.

•
Catalogs

        Gaiam offers a variety of LOHAS products directly to the consumer through our catalogs and through consumer lifestyle publications such as Natural Home, Shape and Yoga Journal. We produce catalogs in all sectors of LOHAS, using our sub-brands Gaiam Harmony (ecological lifestyles and healthy living), Gaiam Living Arts (personal development), Gaiam InnerBalance (alternative healthcare and healthy living), and Gaiam Real Goods (sustainable economy). Our direct consumer file has grown to 1.8 million active customers at the end of 2001 from 300,000 in 1996. The typical Gaiam direct consumer is 80% female with an average income of $75,000 and is well educated.

•
Internet

        We use the Internet to sell our products and to provide information on the LOHAS lifestyle. We currently offer over 7,000 SKUs on our website, www.gaiam.com. We promote our website through our visual media, catalogs, print publications, and product packaging. A key component of our internet approach is to provide customer support for internet sales from our in-house call center. According to a Jupiter Communications study, 90% of on-line customers prefer human interaction when they require customer service. This is particularly important for Gaiam because the use of many of our products is enhanced by the extensive product education and information that we make available online and through our well informed customer service personnel.

Our Operations

•
Product Development and Sourcing

        Gaiam branded products are sold across our five sales channels. Non-proprietary products are only available through our catalogs and over the Internet, where we initially test products before we decide to develop products under the Gaiam brand and distribute them through our other sales channels. These products are designed to enhance customers' lifestyles and experiences and provide healthy, natural solutions while being eco-friendly and promoting a sustainable economy. Because we use a multi-channel approach to our business we are able to leverage our product development costs across all channels of our business.

        Our proprietary products are designed by our product development team, sourced both domestically and internationally by our merchandisers and produced by third party suppliers to our specifications. We also screen the environmental and social responsibility of our suppliers. In order to minimize risk, we often have identified an alternate supplier in a separate location for our products.

•
Customer Service

        Gaiam focuses on building and maintaining customer relationships that thrive on loyalty and trust. We maintain a "no-risk guarantee" policy, whereby a customer is provided a full refund for products that are returned at any time, for any reason. Our in-house customer service department includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs. We employ telephone routing software that directs each call to the appropriate representative. Our policy is to ship orders no later than the next business day, which we accomplish by stocking inventory that supports over 90% of our orders. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

•
Experienced Executive Team

        Gaiam has an experienced team of corporate managers. Our founder and Chief Executive Officer, Jirka Rysavy, was the founder and Chief Executive Officer of Corporate Express, Inc., which he built to a Fortune 500 company. He was also the founder and Chief Executive Officer of Crystal Market, Inc., which was sold to become the first Wild Oats Markets store. Lynn Powers, President and Chief Executive Officer of North American operations has over 15 years of senior management experience in the retail industry. As Senior Vice President of Merchandising, Marketing and Strategic Planning she helped to grow Miller's Outpost, from a $25 million startup to over $500 million in revenues. Our Executive Vice President, Pavel Bouska, was a member of the founding team and an officer of Corporate Express for over 10 years, serving in various positions, including Chief Information Officer and Vice President of Information Systems.

•
Established Infrastructure

        During 2000, we moved from our 64,000 square foot facility into a 208,000 square foot fulfillment center near Cincinnati, Ohio, which provides significant capacity to support the growth of our business. This central United States location allows us to achieve shipping cost efficiencies to most locations. The center is also located within 30 minutes of several major shipping company hubs. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-IP telecom network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

•
Expand our Media Offering

        Proprietary and authentic content lies at the core of our business model. Our media channel introduces customers to Gaiam and helps to establish Gaiam as an authority in the LOHAS market. Gaiam's primary focus is on leveraging our content with branded lifestyle product offerings through various media, catalogs, the Internet, and national retailers. We believe that the content centric strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach.

        We will continue to develop authentic content that caters to the LOHAS lifestyle in video and DVD formats and also accelerate our efforts in the music, broadcast and publishing categories. We have already expanded our visual media offerings internationally and plan to continue to leverage this opportunity.

•
Strengthen our Lifestyle Brand

        Our goal is to maintain the Gaiam brand as an authority in the LOHAS market and to establish Gaiam as a unifying symbol of the emerging LOHAS lifestyle. Strategically, all proprietary products are now being marketed under one unified brand "Gaiam". We plan to strengthen the Gaiam brand by growing our media channel, by focusing on category management initiatives, increasing our store within a store presence across national retailers, increasing our marketing efforts, and by aggressively developing and marketing proprietary products while maintaining our high level of customer service.

•
Expand our Proprietary Products

        Our proprietary products, which we introduced in 1997, represented 53% of our revenues in fiscal year 2001, up significantly from 37% in 2000 and 24% in 1999. These products carry a higher margin, provide for branding opportunity and distinguish us from many of our competitors. We currently offer over 2,200 SKUs of proprietary products that range from media products, yoga and pilates accessories to organic cotton bedding and bath products. We continue to develop and market an increasing number of proprietary products across each of the five LOHAS sectors. As our sales volumes continue to grow we are strengthening our supply chain globally by sourcing a greater number of products off shore. We leverage our product development costs over all sales channels.

•
Capitalize on our Multi-channel Approach

        Our multi-channel strategy affords us the broadest possible customer reach. This approach makes purchasing our lifestyle products convenient regardless of the channel customers prefer. Additionally this diversified and strategic approach should provide for continued operating and business stability as we have the ability to cross-market lifestyle products and services irrespective of the customer location or the channel to which we are marketing. In our direct-to-consumer business we are open 24 hours a day, offering our entire selection of products on our internet site.

        In our business-to-business segment, we are expanding our media channel, especially television broadcast and on-demand cable programming, which enables us to reach customers who might not be familiar with Gaiam through our other sales channels as well as expanding our presence in national retailers. We have expanded to 30,000 current retail points and we are building store-within-a-store Gaiam lifestyle shops in a variety of stores, including Whole Foods Markets, Discovery Stores, Dicks, Galyans and other national retailers. We have expanded into women's beauty stores such as Ulta and Origins, sporting goods chains such as Sports Authority and Big 5, home furnishing stores such as Bed, Bath and Beyond and mass merchants such as Target and Wal-Mart. We recently expanded into department stores such as Marshall Fields and Dillards through our functional soft goods line.

•
Expand into New Product Categories in our Business-to-Business Segment

        We have successfully established Gaiam as one of the leaders in the mind-body health category. In an effort to leverage and diversify our strong relationships with our customer base we continue to offer products across an increasing number of lifestyle categories including functional apparel, natural home and healthy solutions. We continue to test products in our direct business for expansion opportunities at retailers. We believe that the Gaiam brand can extend to all aspects of LOHAS in our business-to-business segment.

•
Complement our Existing Business with Selective Strategic Acquisitions

        Given that we continue to deliver strong internal growth we do not depend on acquisitions. Even though our strategy is not dependent on acquisitions, we will consider strategic acquisitions in the LOHAS market that complement our existing business, increase our media and related product offerings, especially companies with a strong brand identity and with customer and product information databases that augment ours. Gaiam generally allows the acquired company's management team to retain responsibility for front-end business functions such as creative presentation and marketing, while consolidating operational functions under Gaiam's existing infrastructure to realize economies of scale.

Our Business Segments

        We separate our business into two business segments: business-to-business, which includes sales to retailers, corporate accounts and our media channel; and direct-to-consumer, which includes catalogs, print advertising, and e-commerce.

        Our business-to-business segment provides us with increased branding opportunity, higher operating contribution and mainstream growth potential. As such we continue to emphasize our focus on this segment. The business-to-business segment represented 48% of 2001 revenues, up from 28% in 2000 and 24% in 1999. See Note 11 to our Consolidated Financial Statements for further information on our segments.

Our Intellectual Property

        Gaiam, various product names, and URL's are subject to trademark or pending trademark applications of Gaiam or a Gaiam company. We believe these trademarks are significant assets to our business.

Our Competitive Position

        We believe that fragmented supplier and distribution networks characterize the LOHAS market, and we are not aware of a dominant leader. Gaiam's goal is to establish itself as the market leader.

        Our business is evolving and competitive. Larger and better-established entities may acquire, invest in or form joint ventures with our competitors. Many of these entities have longer operating histories and have greater financial and marketing resources than we have. Increased competition from these or other competitors could reduce our revenue and profits. In addition, the smaller businesses we compete against may be able to more effectively personalize their relationships with customers.

        Because Gaiam uses multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include PPI Entertainment, Goldhil Media, and thousands of small, local and regional businesses, and product lines or items that are offered by large retailers, manufacturers, publishers and media producers.

        We believe the principal competitive factors in the LOHAS market are authenticity of information, distinctiveness of products and services, quality of product, brand recognition and price. We believe we compete favorably on all these relevant factors.

        We expect industry consolidation to increase competition. As our competitors grow, they may adopt aggressive pricing or inventory policies, which could result in reduced operating margins and loss of market share.

        Our success also depends upon the willingness of consumers to purchase goods and services that promote the values we espouse. While we believe our business plan and assumptions are reasonable, we cannot assure you that the demographic trends on which they are based will continue or that the current levels will be sustained. The decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect the growth of our customer base and revenues and, accordingly, our financial prospects.

Our Employees

        As of March 18, 2002, Gaiam and the Gaiam companies employed approximately 253 persons. None of our employees is covered by a collective bargaining agreement.

Regulatory Matters

        There are a number of different bills under consideration by Congress and various state legislatures that would restrict disclosure of consumers' personal information, which may make it more difficult for Gaiam to generate additional names for its direct marketing, and restrict a company's right to send unsolicited electronic mail or printed materials. Although Gaiam believes it is generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us.

        The Gaiam companies generally collect sales taxes only on sales to residents of states in which Gaiam has locations. Currently, Gaiam collects sales taxes in sales to residents of California, Colorado and Ohio. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although Congress placed a moratorium on state and local taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce.

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

Seasonality

        See the Quarterly and Seasonal Fluctuations section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information pertaining to the seasonal aspects of our business.

Item 2. Properties

        Our principal executive offices are located in Broomfield, Colorado. Our main fulfillment center is located in the Cincinnati, Ohio area. This facility houses most of our fulfillment functions. We selected the Cincinnati site after considering the availability and cost of facilities and labor, proximity to major highways, air delivery hubs and support of local government of new businesses. We also believe that Cincinnati is ideal for providing the lowest cost shipping available from a single central point to a customer base that conforms to the overall U.S. population.

        The following table sets forth certain information relating to our primary facilities, all of which are leased:

Primary Locations	Size	Use	Lease Expiration
Broomfield, CO	24,000 sq. ft.	Headquarters and customer service	May 2005
Cincinnati, OH	208,000 sq. ft.	Fulfillment center	March 2005
Venice, CA	9,000 sq. ft.	Media/sales office	July 2005
Hopland, CA	12 acres	Renewable energy demo site	Owned

        We have options to renew our headquarters lease. We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3. Legal Proceedings

        From time to time, Gaiam is involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material, adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended December 31, 2001.

MANAGEMENT

Executive Officers And Directors

        Our executive officers and directors, their respective ages as of December 31, 2001 and their positions are as follows:

NAME	AGE	POSITION
Jirka Rysavy	47	Founder, Chairman of the Board and Chief Executive Officer
Lynn Powers	53	President, Director and CEO of North American operations
Pavel Bouska	47	Executive Vice President
Barnet M. Feinblum(1)(2)	54	Director
John Mackey	48	Director
Barbara Mowry(1)(2)	54	Director
Paul H. Ray(1)(2)	62	Director

(1)
Member of the Compensation Committee

(2)
Member of the Audit Committee

        JIRKA RYSAVY—Founder, Chairman and Chief Executive Officer of Gaiam. He has been Chairman since Gaiam's inception and became the full-time Chief Executive Officer in December 1998. In 1986, Mr. Rysavy founded Corporate Express, Inc., which, under his leadership, grew to become a Fortune 500 company supplying office and computer products and services. He was its Chairman and Chief Executive Officer until September 1998. Mr. Rysavy also founded and served as Chairman and Chief Executive Officer of Crystal Market, a health foods market, which was sold in 1987 and became the first Wild Oats Markets store. Mr. Rysavy is also a director of Whole Foods Market, Inc.

        LYNN POWERS—President and Director of Gaiam, Chief Executive Officer of North American operations. Ms. Powers was promoted to Chief Executive Officer of North American operations in September 2001. She has been President, Chief Operating Officer and a Director since February 1996. From 1992 to 1996, she was Chief Executive Officer of La Scelta, an importer of natural fiber clothing products. Before that, Ms. Powers was Senior Vice President Marketing/Strategic Development and Vice President Merchandising of Miller's Outpost, a specialty retailer.

        PAVEL BOUSKA—Executive Vice President and Chief Information Officer since March 1999. He served as a director of Gaiam from 1991 until August 1999. From June 1988 to March 1999, Mr. Bouska was an officer and one of the founding members of Corporate Express, serving in various positions, including Chief Information Officer and Vice President Information Systems, responsible for system development, information technology, operations, systems conversions and business consolidations. Prior to joining Corporate Express, he was project leader for Software Design & Management, a German software company subsequently acquired by Ernst & Young.

        BARNET M. FEINBLUM—Director since October 1999. Mr. Feinblum is the President and Chief Executive Officer of Organic Vintners. Mr. Feinblum was the President, Chief Executive Officer and Director of Horizon Organic Dairy from May 1995 to January 2000. From July 1993 through March 1995, Mr. Feinblum was the President of Natural Venture Partners, a private investment company. From August 1976 until August 1993, Mr. Feinblum held various positions at Celestial Seasonings, Inc., including President, Chief Executive Officer, and Chairman of the Board. Mr. Feinblum is also a director of Seventh Generation, Inc.

        JOHN MACKEY—Director since September 2000. Mr. Mackey has been the Chairman and Chief Executive Officer of Whole Foods Market, Inc., the world's largest natural food retailer, since he co-founded the company 20 years ago. Mr. Mackey is also a director of Jamba Juice.

        BARBARA MOWRY—Director since October 1999. Ms. Mowry is an independent business consultant. From November 1997 until February 2001, Ms. Mowry was the President and Chief Executive Officer of Requisite Technology, a business-to-business e-commerce company specializing in the creation and management of electronic content and catalogs. Prior to joining Requisite Technology, Ms. Mowry was an officer of Telecommunications, Inc. (cable television) from 1995 to 1997. In 1990, Ms. Mowry founded, and until 1995 served as Chief Executive Officer of The Mowry Company, a relationship marketing firm focusing on the development of long-term customer relationships for businesses.

        PAUL H. RAY—Director since October 1999. Mr. Ray is the Chief Executive Officer of Integral Partnerships LLC, a consulting firm specializing in Cultural Creative topics. From November 1986 until December 2000, he was Executive Vice President of American LIVES, Inc., a market research and opinion-polling firm. Prior to joining American LIVES, Mr. Ray was Chief of Policy Research on Energy Conservation at the Department of Energy, Mines and Resources of the Government of Canada from 1981 to 1983. From 1973 to 1981, Mr. Ray was Associate Professor of Urban Planning at the University of Michigan. He is the author of "The Integral Culture Survey," which first identified the Cultural Creatives subculture.

        Each director serves for a one-year term. Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of Gaiam.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Stock Price History

        Gaiam's Class A common stock has been quoted on the NASDAQ under the symbol "GAIA" since our initial public offering on October 29, 1999. On March 18, 2002, we had 8,880 stockholders of record and 8,613,014 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

        The following table sets forth certain sales price and trading volume data for Gaiam's Class A common stock for the period indicated:

	High Bid	Low Bid	Close	Average Daily Volume
Fiscal 2002:
First Quarter (through March 18, 2002)	$23.81	$15.00	$18.40	52,057
Fiscal 2001:
Fourth Quarter	$23.61	$14.45	$21.80	41,636
Third Quarter	$20.25	$13.14	$15.74	93,051
Second Quarter	$16.00	$9.43	$14.20	16,125
First Quarter	$15.75	$9.38	$10.88	5,915
Fiscal 2000:
Fourth Quarter	$18.25	$14.63	$15.44	8,224
Third Quarter	$19.00	$15.00	$18.31	11,176
Second Quarter	$24.69	$14.00	$18.50	12,383
First Quarter	$19.00	$13.92	$17.50	11,057

Dividend Policy

        Gaiam has never declared or paid any cash dividends on its capital stock. Gaiam currently intends to retain earnings to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. In addition, our bank credit agreement prohibits payment of any dividends to our shareholders.

Sales of Unregistered Securities

        During 2001, Gaiam acquired the remaining 49.9% interest in its two renewable energy businesses that it did not previously own. Total consideration paid for these acquisitions was approximately $250,000 in cash and 50,000 shares of Class A common stock. These shares were issued on September 21, 2001, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

        The selected statement of operations for the years ended December 31, 1999, 2000 and 2001 and balance sheet data as of December 31, 2000 and 2001 set forth below are derived from Gaiam's audited consolidated financial statements which are included elsewhere in this Form 10-K. The selected statement of operations for the years ended December 31, 1997 and 1998 and balance sheet data as of December 31, 1997, 1998 and 1999 set forth below are derived from Gaiam's audited consolidated financial statements which are not included in this form 10-K. The historical operating results are not necessarily indicative of the results to be expected for any other period. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Gaiam's consolidated financial statements and related notes, included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data
Net revenues	$98,737	$60,588	$45,725	$30,739	$19,898
Cost of goods sold	39,276	23,793	18,176	13,174	8,462

Gross profit	59,461	36,795	27,549	17,565	11,436
Selling, operating, general and administrative expenses(1)	52,849	32,367	25,425	16,580	12,002

Operating income (loss)	6,612	4,428	2,124	985	(566)
Other income (loss) (2)	346	(283)	606	388	1,583

Income before income taxes and minority interest	6,958	4,145	2,730	1,373	1,017
Income taxes	2,498	1,556	1,063	251	363
Minority interest income (loss) of consolidated subsidiary, net of tax	(404)	60	51	(262)	—

Net income	$4,056	$2,649	$1,718	$860	$654

Net income per share:
Basic	$0.33	$0.24	$0.20	$0.11	$0.08
Diluted	$0.32	$0.23	$0.19	$0.11	$0.08

Shares outstanding:
Basic	12,396	10,858	8,785	8,073	8,040
Diluted	12,809	11,525	9,119	8,119	8,040
	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data
Cash	$22,244	$8,579	$3,877	$1,410	$1,612
Securities available-for-sale (3)	—	—	—	1,634	4,828
Working capital	41,403	15,269	5,911	(81)	5,226
Total assets	88,187	48,477	27,260	16,677	10,774
Long-term debt (net of current maturities)	238	5,770	2,109	299	42
Stockholders' equity (3)	58,633	18,111	14,951	3,661	4,736

(1)
Includes a one-time impairment charge of $1,350,000 in 2001 against the Interworld platform of the Gaiam.com website.

(2)
Other income in 1997, 1998 and 1999 primarily reflects income from sale of securities available-for-sale.

(3)
Securities valued at fair market value in 1997 and 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

Overview

        Gaiam is a multi-channel lifestyle company providing information, goods and services to customers who value natural health personal development, and renewable energy. Gaiam was incorporated in Boulder, Colorado in 1988 to support "Conscious Commerce," the practice of making purchasing decisions based on lifestyle and personal values. In 1995, Gaiam began to expand nationally. In 1996, Gaiam made a large investment in infrastructure and operating systems to support rapid growth. From 1996 to 2001, Gaiam's revenues increased from $14.8 million to $98.7 million, representing a compound annual growth rate of approximately 46.2%.

        Gaiam's business model is evolving as evidenced by the increase in the percentage of our revenues from our media and national retailer channels. The increased focus on the above-mentioned channels is planned and strategic in nature as it provides us with increased branding opportunity, higher operating contribution and greater mainstream penetration. In 2001, our business-to-business segment increased to 48% of total revenues, up from 13% in 1998. Even with the segment shift to business-to-business, Gaiam's gross margin remained strong at 60% primarily because of our continued focus on higher margin proprietary products. In 2001, 53% of our sales was comprised of proprietary products, up significantly from 10% in 1998.

        Gaiam's internal growth (revenue growth from existing operations, excluding acquisitions until such acquisitions have been held for four previous fiscal quarters) remained strong at 48% during 2001, up from 24% in 2000.

        In January 2001, we acquired Real Goods Trading Corp and consolidated Real Goods' operations into Gaiam's established infrastructure. In February, we acquired the Selfcare.com URL as well as selected inventory of Medical SelfCare from the assignee for the benefit of its creditors. In second and third quarters of 2001, we acquired the minority interest in three of our remaining four businesses with minority shareholders. Only Gaiam.com had a minority interest at the end of the year.

Critical Accounting Policies

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that of the significant accounting polices described in Note 1 to the consolidated financial statements, the following involve a higher degree of complexity.

Allowance for Doubtful Accounts—Methodology

        We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), we record a specific reserve for bad debts against amounts due. For all other instances, we recognize reserves based on historical experience and review of the individual accounts outstanding.

Inventories—Slow Moving and Obsolescence—Methodology

        We evaluate our Inventory Obsolescence reserve based on an item's current sales status. If an item is determined to be a discontinued or slow moving item, it is reserved for based on an analysis of anticipated markdowns to sell-thru current inventory values.

Results of Operations

        The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	39.8%	39.3%	39.8%

Gross profit	60.2%	60.7%	60.2%

Expenses:
Selling and operating	44.1%	45.1%	48.8%
Corporate, general and administrative	8.0%	8.3%	6.7%
Impairment charge—website platform	1.4%	—	—

Total expenses	53.5%	53.4%	55.5%

Income from operations	6.7%	7.3%	4.7%
Other income (expense), net	0.3%	-0.4%	1.3%

Income before income taxes and minority interest	7.0%	6.9%	6.0%
Provision for income taxes	2.5%	2.6%	2.3%
Minority interest in net income (loss) of consolidated subsidiary, net of tax	0.4%	-0.1%	-0.1%

Net income	4.1%	4.4%	3.8%

Year ended December 31, 2001 compared to year ended December 31, 2000

        Revenues increased 63% to $98.7 million in 2001 from $60.6 million in 2000. Gaiam's internal growth rate was 48%, fueled primarily by the growth in sales to national retail chains. Business-to-business revenues increased to $47.5 million in 2001 from $16.8 million in 2000.

        Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased 61.6% to $59.5 million in 2001 from $36.8 million during 2000. As a percentage of revenue, gross profit was 60.2% in 2001 compared to 60.7% in 2000. This was primarily attributable to product mix diversification in our business-to-business segment and growth in the renewables business, which has a lower gross profit contribution than Gaiam's other businesses. Gaiam continues to pursue growth of its proprietary product offerings, on which Gaiam has better margins.

        Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses, increased 59.6%, which is less than the revenue increase of 63%, to $43.6 million in 2001 from $27.3 million in 2000. As a percentage of revenues, selling and operating expenses decreased to 44.1% in 2001 from 45.1% in 2000 primarily due to leverage associated with the increased percentage of sales from our business-to-business segment.

        Corporate, general and administrative expenses increased to $7.9 million for 2001 from $5.1 million in 2000 mainly due to higher revenues. As a percentage of revenues, general and administrative expenses decreased to 8.0% in 2001 from 8.3% in 2000 due to operating leverage. Gaiam also took a one-time impairment charge of $1,350,000 related to the Interworld platform of its Gaiam.com website.

        Operating income, as a result of the factors described above, increased 49.3% to $6.6 million in 2001 from $4.4 million in 2000.

        Gaiam recorded $346,238 in other income during 2001, compared to other expense of $283,114 in 2000. Minority interest was ($404,305) in 2001, and $59,706 of minority interest was recognized during 2000.

        The Income tax provision increased to $2.5 million in 2001, from $1.6 million in 2000 due to increased profits.

        Net income, as a result of the factors described above, increased 53.1% to $4.1 million in 2001 from $2.6 million during 2000.

Year ended December 31, 2000 compared to year ended December 31, 1999

        Revenues increased 32.5% to $60.6 million in 2000 from $45.7 million in 1999. Gaiam's internal growth rate was 24%, fueled primarily by the growth in sales to national retail chains and e-commerce business. Business-to-business revenues grew 50.3% to $16.8 million in 2000 from $11.2 million in 1999.

        Gross profit increased 33.6% to $36.8 million in 2000 from $27.5 million during 1999. As a percentage of revenue, gross profit increased to 60.7% in 2000 from 60.2% in 1999. This was primarily attributable to the growth of Gaiam's proprietary product offerings, on which we have better margins, which constituted 37% of sales in 2000, up from 24% in 1999.

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

        Gaiam recorded $73,947 in other expense during 2000, compared to other income of $971,159 in 1999. During 1999, Gaiam recognized gains on the sales of marketable securities of $2.5 million. Net interest expense declined to $209,167 in 2000 from $365,294 in 1999, primarily as a result of interest income generated in the third and fourth quarters of 2000.

        Minority interest was $59,706 in 2000 and $50,858 during 1999.

        Income tax provision increased to $1.6 million in 2000, an effective tax rate of 37.5% on pre-tax income, from $1.0 million in 1999.

        Net income, as a result of the factors described above, increased 54.2% to $2.6 million in 2000 from $1.7 million during 1999.

Quarterly and Seasonal Fluctuations

        The following table sets forth our unaudited quarterly results of operations for each of the quarters in 2001 and 2000. In management's opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$17,671	$22,019	$23,946	$35,101
Gross profit	10,824	13,247	14,221	21,169
Operating income (loss)	735	1,549	1,792	2,536
Net income	419	552	970	2,115
Net income per share	$0.04	$0.05	$0.07	$0.15
Weighted average shares outstanding	11,563	11,679	13,497	14,458
	Fiscal 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$12,558	$11,386	$13,630	$23,014
Gross profit	7,636	6,730	8,129	14,300
Operating income (loss)	456	295	982	2,695
Net income	203	201	579	1,666
Net income per share	$0.02	$0.02	$0.05	$0.14
Weighted average shares outstanding	11,505	11,552	11,538	11,506

Note:	The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

        Quarterly fluctuations in Gaiam's revenues and operating results are due to a number of factors, including the timing of new product introductions and mailings to customers, advertising, acquisitions (including costs of acquisitions and expenses related to integration of acquisitions), competition, pricing of products by vendors and expenditures on our systems and infrastructure. The impact on revenue and operating results, due to the timing and extent of these factors, can be significant. Our sales are also affected by seasonal influences. On an aggregate basis, Gaiam experiences its strongest revenues and net income in the fourth quarter due to increased holiday spending.

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

        During the third quarter of 2001, Gaiam completed a secondary offering of 2,200,000 shares of Class A common stock, plus an overallotment of 330,000 shares, at an offering price of $13.75 per share. Net proceeds to Gaiam, after deducting the underwriting commission and expenses, were approximately $31.6 million. Gaiam used $10 million of the proceeds to pay outstanding amounts under its Wells Fargo credit agreement.

        Gaiam has consolidated its line of credit agreements with Wells Fargo Bank into one agreement. The new credit agreement, which extends through October 1, 2003, permits borrowings of up to $15 million based upon the collateral value of Gaiam's accounts receivable, inventory and certain property and equipment. Borrowings under the Wells Fargo credit agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam's assets, and the agreement contains various financial covenants, including prohibiting the payment of cash dividends to Gaiam shareholders and requiring maintenance of certain financial ratios. At December 31, 2001, Gaiam had no amounts outstanding under this agreement, and was in compliance with all the financial covenants.

        Gaiam's operating activities used net cash of $6.6 million and $1.7 million during 2001 and 2000, respectively. Gaiam's net cash used in operating activities for 2001 arose primarily from increases in accounts receivable of $8.4 million associated with growth in the business-to-business segment, increased inventories of $6.7 million correlating to increased business volumes. These uses were partially offset by net income of $4.1 million.

        Gaiam's investing and acquisition activities used net cash of $5.7 million during 2001 and provided net cash of $2.9 million during 2000. During the first quarter of 2001, Gaiam completed its merger with Real Goods Trading Corporation, and also acquired all of the stock and certain assets of Earthlings, Inc. and Self Care, Inc. for a total combined purchase price of $3.8 million. During the second quarter of 2001, Gaiam eliminated the minority interest in its organic clothing business by acquiring the remaining equity interest. At the end of September 2001, Gaiam purchased the remaining 49.9% interest in its two renewable energy businesses thus eliminating the minority interest in these businesses effective October 1, 2001. Gaiam.com, in which Gaiam holds a 50.1% interest and Whole Foods Market currently owns 35%, acquired the realgoods.com, selfcare.com and jademountain.com websites from Gaiam, and sold the Bioenergy Nutrients and HealthSmart Vitamins websites back to Whole Foods Market. This activity accounted for the majority of the use of net cash in 2001.

        Gaiam's financing activities provided $25.9 million in cash, primarily resulting form the completion of Gaiam's secondary offering of Class A common stock.

        Gaiam has commitments pursuant to lease agreements. See Note 5 to the consolidated financial statements for a discussion of these commitments.

        We believe our available cash, cash expected to be generated from operations, and borrowing capabilities will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

        In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS (Lifestyles of Health and Sustainability) market. In the event of any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to financial market risks from changes in foreign currency exchange rates and are only minimally impacted by changes in interest rates. Borrowings under our bank credit facility are at a variable rate of interest, but Gaiam does not have any amounts outstanding under its credit line. However, in the future, we may enter into transactions denominated in non-U.S. currencies or increase the level of our borrowings, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Gaiam, Inc.

        We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaiam, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Denver, Colorado February 18, 2002

GAIAM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$22,243,647	$8,578,668
Accounts receivable, net of allowance for doubtful accounts of $570,157 in 2001 and $301,539 in 2000	15,747,329	8,472,828
Accounts and notes receivable, other	2,086,085	1,097,390
Inventory, less allowances	15,447,434	6,361,046
Deferred advertising costs	1,779,443	1,625,285
Other current assets	489,846	1,307,416

Total current assets	57,793,784	27,442,633
Property and equipment, net	13,278,545	10,797,501
Capitalized production costs, net	3,551,478	2,656,666
Video library, net	4,332,777	4,631,140
Goodwill, net	7,266,714	2,379,861
Deferred tax assets	1,390,545	146,132
Other assets	573,210	450,409

Total assets	$88,187,053	$48,504,342

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,954,607	$8,091,569
Accrued liabilities	4,352,290	2,276,385
Accrued royalties	1,458,367	867,667
Capital lease obligations, current	211,745	147,649
Income taxes payable	1,413,643	790,267

Total current liabilities	16,390,652	12,173,537
Capital lease obligations, long-term	238,078	270,171
Deferred tax liability	517,414	412,001
Line of credit	—	5,500,000

Total long-term liabilities	755,492	6,182,172
Minority interest	6,408,277	6,037,868
Redeemable Class A preferred stock in subsidiary	6,000,000	6,000,000
Stockholders' equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 8,581,806 and 5,473,184 shares issued and outstanding at December 31, 2001 and 2000, respectively	858	547
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2001 and 2000, respectively	540	540
Additional paid-in capital	48,261,202	11,865,734
Deferred compensation	(352,326)	(422,826)
Retained earnings	10,722,358	6,666,770

Total stockholders' equity	58,632,632	18,110,765

Total liabilities and stockholders' equity	$88,187,053	$48,504,342

See accompanying notes.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2001	2000	1999
Net revenue	$98,737,148	$60,588,018	$45,724,662
Cost of goods sold	39,275,985	23,793,492	18,175,787

Gross profit	59,461,163	36,794,526	27,548,875
Expenses:
Selling and operating	43,583,062	27,309,857	22,337,950
Corporate, general and administration	7,916,629	5,056,903	3,086,514
Impairment charge—website platform (see Note 4)	1,350,000	—	—

Total expenses	52,849,691	32,366,760	25,424,464

Income from operations	6,611,472	4,427,766	2,124,411
Other income (expense):
Realized gain on sale of assets and other (see Note 3)	407,092	(73,947)	971,159
Interest expense	(60,854)	(209,167)	(365,294)

Other income (expense)	346,238	(283,114)	605,865

Income before income taxes and minority interest	6,957,710	4,144,652	2,730,276
Provision for income taxes	2,497,817	1,555,487	1,062,789
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(404,305)	59,706	50,858

Net income	$4,055,588	$2,648,871	$1,718,345

Net income per share:
Basic	$0.33	$0.24	$0.20
Diluted	$0.32	$0.23	$0.19
Shares used in computing net income per share:
Basic	12,395,907	10,858,139	8,785,205
Diluted	12,808,631	11,525,120	9,119,108

See accompanying notes.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Deferred Compensation		Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1998	1,165,000	$117	7,035,000	$704	$377,634	$—	$983,126	$2,299,554	$3,661,135
Issuance of common stock	331,429	32	—		1,449,968	—	—	—	1,450,000
Shares issued in connection with IPO, including the underwriter's overallotment, net of issuance costs	1,807,861	181	—	—	6,142,007	—	—	—	6,142,188
Issuance of common stock in conjunction with acquisitions and share conversion	1,842,247	185	(1,635,000)	(164)	1,593,971	(106,992)	—	—	1,487,000
Shares issued in connection with conversion of debt	295,000	29	—	—	1,474,971	—	—	—	1,475,000
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	1,718,345	1,718,345
Decrease in fair market value of available for sale securities, net of reclassification (see Note 1)	—	—	—	—			(983,126)	—	(983,126)

Total comprehensive income									735,219

Balance at December 31, 1999	5,441,537	544	5,400,000	540	11,038,551	(106,992)	—	4,017,899	14,950,542
Issuance of common stock in conjunction with acquisitions and compensation	31,647	3			827,183	(315,834)			511,352
Net income and comprehensive income								2,648,871	2,648,871

Balance at December 31, 2000	5,473,184	547	5,400,000	540	11,865,734	(422,826)	—	6,666,770	18,110,765
Return of capital to shareholder through purchase of Earthlings, Inc. and Selfcare, Inc.					(3,073,061)				(3,073,061)
Issuance of common stock in conjunction with acquisitions and compensation	578,622	58			7,892,474	70,500			7,963,032
Shares issued in connection with Secondary Offering, including the underwriter's overallotment, net of issuance costs	2,530,000	253			31,576,055				31,576,308
Net income and comprehensive income								4,055,588	4,055,588

Balance at December 31, 2001	8,581,806	$858	5,400,000	$540	$48,261,202	$(352,326)	$—	$10,722,358	$58,632,632

See accompanying notes.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
Operating activities
Net income	$4,055,588	$2,648,871	$1,718,345
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,225,312	1,245,155	391,000
Amortization	638,617	414,695	293,315
Website impairment charge	1,350,000	—	—
Stock compensation	390,912	147,492	—
Interest expense added to principal of margin loan	—	—	16,513
Minority interest in consolidated subsidiary	404,305	(59,706)	(50,858)
Realized gains on sales of securities and property and Equipment	—	—	(2,516,110)
Deferred tax expense	32,160	384,968	(53,718)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,359,159)	(4,127,458)	(2,296,771)
Inventory	(6,716,208)	(1,739,231)	(1,161,724)
Deferred advertising costs	(45,511)	551,040	(418,480)
Capitalized production costs	(894,812)	(1,019,960)	(964,268)
Other current assets	664,226	(914,086)	(109,494)
Other assets	(42,359)	(229,295)	41,615
Accounts payable	(2,302,266)	(8,730)	717,852
Accrued liabilities	1,280,913	167,310	198,741
Income taxes payable	753,498	805,123	(424,745)

Net cash used in operating activities	(6,564,784)	(1,733,812)	(4,618,787)

Investing activities
Purchase of property and equipment	(1,232,321)	(8,735,390)	(2,212,961)
Proceeds from the sale of securities available-for-sale	—	—	2,548,310
Proceeds from sale of stock in subsidiary	—	11,959,923	—
Payments for acquisitions, net of cash acquired	(4,457,718)	(305,773)	(2,740,703)

Net cash provided by (used in) investing activities	(5,690,039)	2,918,760	(2,405,354)

Financing activities
Principal payments on capital leases	(144,358)	(99,617)	(60,671)
Proceeds from issuance of common stock	31,576,308	15,872	9,017,190
Net proceeds from (payments on) borrowings	(5,512,148)	3,600,000	535,148

Net cash provided by financing activities	25,919,802	3,516,255	9,491,667

Net change in cash and cash equivalents	13,664,979	4,701,203	2,467,526
Cash and cash equivalents at beginning of year	8,578,668	3,877,465	1,409,939

Cash and cash equivalents at end of year	$22,243,647	$8,578,668	$3,877,465

Supplemental cash flow information
Interest paid	$388,996	$287,080	$348,580
Income taxes paid	1,630,000	82,099	1,541,253
Common stock issued for acquisitions	6,664,834	333,131	1,487,000
Common stock issued for convertible debt	—	—	1,425,000
Fixed assets acquired under capital lease	201,197	212,519	297,740

See accompanying notes.

GAIAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization

        Gaiam, Inc. was incorporated under the laws of the State of Colorado on July 7, 1988. Gaiam is a multi-channel lifestyle company providing information, goods, and services to customers who value personal development, healthy lifestyles and the environment.

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

Provision for Doubtful Accounts

        Gaiam records a provision for doubtful accounts for all receivables not expected to be collected. Gaiam generally does not require collateral.

Inventory

        Inventory, consisting primarily of finished goods held for sale, is stated at the lower of cost (first-in, first-out method) or market. Inventory is presented net of an allowance for obsolescence of $1,255,000 and $750,000 at December 31, 2001 and 2000, respectively.

Deferred Advertising Costs

        Deferred costs primarily relate to preparation, printing and distribution of catalogs. Such costs are deferred for financial reporting purposes until the catalogs are distributed, then amortized over succeeding periods (not to exceed seven months) on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs incurred were $9.9 million, $10.5 million, and $10.1 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Included in property and equipment is the cost of internal-use software, including software used in connection with Gaiam's websites. Gaiam expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally five years). Depreciation of property and equipment is computed on the straight-line method over estimated useful lives (generally five to ten years). Property and equipment purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

Capitalized Production Costs

        Capitalized production costs include costs incurred to produce informational videos marketed by Gaiam to retail marketers and direct-mail customers. These costs are deferred for financial reporting purposes until the videos are released, then amortized over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate. Accumulated amortization at December 31, 2001 and 2000 was $2.3 million and $1.7 million, respectively.

Video Library, Net

        The video library asset represents the cost of the library of produced videos acquired through a business combination. The video library is presented net of accumulated amortization of $1,017,587 and $674,059 at December 31, 2001 and 2000 and is being amortized over a 15-year life.

Goodwill, Net

        Goodwill, net represents the excess of the purchase price over the fair value of assets acquired in business acquisitions accounted for under the purchase method. Goodwill is presented net of related accumulated amortization of $400,954 and $88,922 at December 31, 2001 and 2000, and was being amortized over lives ranging from 10 to 20 years.

Long-Lived Assets

        The carrying values of intangible and other long-lived assets are reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair market value. At December 31, 2001, it was determined that the Interworld platform of the Gaiam.com website was impaired. As a result, an impairment charge of $1.35 million was recorded.

Accrued Royalties

        Gaiam has various royalty agreements with instructors and artists requiring royalty payments of specified product sales based upon unit sales, or upon a specified minimum royalty amount. Payments are made quarterly and semi-annually.

Income Taxes

        Gaiam provides for income taxes pursuant to the liability method as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.

Revenues

        Gaiam recognizes revenue at the time merchandise is shipped to the customer. Amounts billed to customers for postage and handling charges, which approximate $4.7 million for 2001, $3.5 million for 2000, and $3.0 million for 1999, are recognized as revenue at the time that the revenues on the product shipments are recognized. Postage and handling costs, which approximate $5.2 million for 2001, $3.3 million for 2000, and $3.0 million for 1999, are included in selling and operating expense along with other fulfillment costs incurred to warehouse, package and deliver products to customers. Gaiam provides a reserve for expected future returns at the time the sale is recorded based upon historical experience. Gaiam's sales are attributable mainly to sales within North America, with a very small percentage, less than 1% of sales, to international customers. Gaiam generally does not require collateral.

Fair Value of Financial Instruments

        Gaiam's financial instruments consist of cash and cash equivalents, securities available-for-sale, accounts receivable, payables and debt obligations. The carrying values of these financial instruments as reported in the accompanying balance sheets are assumed to approximate their fair value.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes including the valuation of stated accounts receivable and inventory balances. Actual results could differ from those estimates.

Stock-Based Compensation

        Gaiam accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock Based Compensation.

Defined Contribution Plan

        In 1999, Gaiam adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, additional matching contributions to the 401(k) plan by Gaiam on behalf of all participants in the 401(k) plan. To date, Gaiam has not made any matching contributions to the 401(k) plan.

Reporting Comprehensive Income

        Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting on Comprehensive Income ("FASB No. 130"), establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. The only item of comprehensive income that Gaiam had in 1999 was unrealized gains (losses) on securities available-for-sale. During the years ended December 31, 2001 and 2000, Gaiam did not have any significant transactions that are required to be reported. The reclassification adjustment for gains and losses included in net income for 1999 includes unrealized losses of $2.6 million and net realized gains of $1.6 million.

New Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS No. 141") in June 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Gaiam adopted SFAS No. 141 effective the beginning of the third quarter of fiscal year 2001.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested for impairment, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. As required under SFAS No. 142, any goodwill resulting from a business combination occurring subsequent to June 30, 2001, will not be systematically amortized. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and must be applied as of the beginning of a fiscal year. Gaiam adopted SFAS No. 142, as required, effective January 1, 2002. Pre-tax goodwill amortization was approximately $294,652, $73,038, and $6,972 during fiscal years 2001, 2000, and 1999, respectively. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an annual increase in net income of approximately $153,000 or approximately $.01 per share, in fiscal 2002. Management is evaluating the transitional goodwill impairment provisions of SFAS No. 142 and currently management does not expect that the adoption of these provisions will have a material impact on Gaiam's consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. Unless management elects to early adopt SFAS No. 143, as permitted, Gaiam will adopt SFAS No. 143, as required, in its consolidated financial statements for the first quarter of fiscal 2003. Management is evaluating the provisions of SFAS No. 143 and management does not expect that adoption will have a material impact on Gaiam's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the assets be considered held and used until they are actually disposed of but requires that their depreciable life be revised in accordance with APB Opinion No. 20, Accounting Changes. SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to its owners in a spin-off if the carrying amount of the asset exceeds its fair value. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 requires that the asset classified as held for sale be measured at the lower of its carrying amount or fair value less selling costs, with no further depreciation or amortization. As such, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the previously existing income statement presentation requirements for discontinued operations to include a component of a business, that being the operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Gaiam will adopt SFAS No. 144, as required, in its consolidated financial statements for the first quarter of fiscal 2002. Management is evaluating the impact of the adoption of SFAS No. 144 on the consolidated financial statements and management does not currently expect the adoption to have a material impact on Gaiam's consolidated financial statements.

Earnings Per Share

        Basic earnings per share excludes any dilutive effects of options, warrants and dilutive securities. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. All earnings per share amounts for all periods have been presented and conform to the Statement No. 128 requirements.

        The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999
Numerator for basic earnings per share	$4,055,588	$2,648,871	$1,718,345
Effect of Dilutive Securities:
8% convertible debentures	—	—	56,401

Numerator for diluted earnings per share	$4,055,588	$2,648,871	$1,774,746

Denominator:
Weighted average shares for basic earnings per share	12,395,907	10,858,139	8,785,205
Effect of Dilutive Securities:
Weighted average of common stock, stock options, warrants and convertible debentures	412,724	666,981	333,903

Denominators for diluted earnings per share	12,808,631	11,525,120	9,119,108

Net income per share—basic	$0.33	$0.24	$0.20
Net income per share—diluted	$0.32	$0.23	$0.19

2.    Mergers and Acquisitions

        In September 1998, Gaiam acquired a 67% ownership in a newly formed entity, Healing Arts Publishing, LLC (dba Living Arts) for $2.5 million in cash. This transaction was recorded as a purchase. Healing Arts Publishing, Inc., which produced and distributed exercise and relaxation videos and sold environmentally oriented products through its mail order catalogs and through sales to retailers, contributed the majority of its assets and certain liabilities to Living Arts in exchange for a 33% membership interest. Effective July 1999, Gaiam acquired the remaining 33% minority interest in Living Arts. Additionally, effective November 1999, Gaiam acquired a 50.1% controlling interest in an environmental products provider. Total consideration paid by Gaiam for the 1999 acquisitions was $2.3 million in cash and 207,247 shares of Gaiam's Class A common stock.

        On June 30, 2000, Gaiam and Whole Foods Market merged their Internet businesses into Gaiam.com, Inc. Gaiam owns 50.1% of Gaiam.com. Whole Foods Market currently owns 35% of Gaiam.com and the remainder is owned by various venture capital funds. As part of the transaction, Whole Foods Market, through a subsidiary, contributed $6 million in cash plus other assets to Gaiam.com. On June 19, 2000, Gaiam. sold 6,000 shares of Redeemable Class A preferred stock in Gaiam.com, Inc. at a price of $1,000 per share for an aggregate price of $6,000,000. This stock does not carry any dividend rights and is redeemable only upon the consummation of an offering by Gaiam.com of its equity securities to the public pursuant to an effective registration statement with the Securities and Exchange Commission.

        Additionally, in 2000, Gaiam acquired a yoga props company and a 70% interest in an organic clothing manufacturer. Total consideration paid by Gaiam for these acquisitions was approximately $315,000 in cash and 21,243 shares of Class A common stock. These acquisitions were accounted for using the purchase method, and the results of operations are included in the consolidated financial statements of Gaiam from the effective acquisition dates. Goodwill associated with these acquisitions totaled approximately $1.2 million.

        On January 29, 2001, Gaiam completed its merger with Real Goods Trading Corporation (Real Goods). In the tax-free stock-for-stock transaction, Real Goods shareholders received one share of Gaiam Class A common stock in exchange for ten shares of Real Goods stock owned. The merger was accounted for using the purchase method, and $3.8 million of goodwill was recorded. On January 5, 2001, Gaiam acquired all of the stock of Earthlings, Inc. and on February 1, 2001 acquired Self Care, Inc. These acquisitions represent companies under common ownership by the Chief Executive Officer of Gaiam, and, accordingly, the purchase was accounted for using historical costs, similar to a pooling transaction. The total combined purchase price for both companies was $3,848,104 (see Note 10). Additionally, during second quarter 2001, Gaiam purchased the remaining 30% equity interest in its organic clothing business. On September 30, 2001, Gaiam acquired the remaining 49.9% interest in its two renewable energy businesses that it did not own previously. Total consideration paid by Gaiam for these acquisitions was approximately $350,000 in cash and 50,000 shares of Class A common stock, and, as a result of these acquisitions, $1.1 million goodwill was recorded.

        Results from operations of these acquired companies are included in the consolidated financial statements of Gaiam from the effective acquisition dates.

        On a pro forma basis (unaudited), assuming the Real Goods acquisition had been effective January 1, 2000, Gaiam's consolidated operating results for 2000 would have been approximately $76.5 million in net revenue, $187,000 in net income and $0.02 net income per share basic and diluted. The operating results for all other 2001 acquisitions were not significant to the overall consolidated Gaiam operations.

3.    Securities Available-for-Sale

        During 1999, Gaiam sold marketable securities contributed by its founder in 1995 and recognized a gain of $2.5 million.

4.    Property and Equipment

        Property and equipment, stated at cost, consists of the following:

	2001	2000
Land	$4,200,000	$1,100,000
Buildings	3,338,733	1,800,000
Furniture, fixtures and equipment	1,675,755	1,295,030
Leasehold improvements	774,269	714,460
Website development (including construction-in-process costs)	4,139,978	5,391,243
Computer/telephone equipment	3,426,193	2,571,033
Warehouse equipment	590,861	567,667

	18,145,789	13,439,433
Accumulated depreciation and amortization	(4,867,244)	(2,641,932)

	$13,278,545	$10,797,501

        In 2001, Gaiam.com recorded an impairment charge of $1.35 million against the Interworld platform of its website.

5.    Commitments

        At December 31, 2001 and 2000, Gaiam's property held under capital leases consisted of the following, which is included in property and equipment:

	December 31,
	2001	2000
Warehouse equipment	$40,229	$40,229
Computer/telephone equipment	810,187	578,064

	850,416	618,293
Accumulated amortization	(285,600)	(181,085)

	$564,816	$437,208

        Gaiam leases equipment and office, retail, and warehouse space through capital and operating leases. The following schedule represents the annual future minimum payments, as of December 31, 2001:

	Capital	Operating
2002	$232,056	$2,099,880
2003	184,588	2,006,340
2004	44,920	1,926,540
2005	—	1,924,740

Total minimum lease payments	461,564	$7,957,500

Less portion related to interest	(11,741)

Present value of future minimum lease payments	449,823
Less current portion	(211,745)

	$238,078

Gaiam incurred rent expense of $2,372,610, $1,084,071 and $790,393 for the years ended December 31, 2001, 2000 and 1999, respectively.

6. Line of Credit

        Gaiam is party to a revolving line of credit agreement, which extends through October 1, 2003. The credit agreement permits borrowings up to $15 million based upon the collateral value of Gaiam's accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam's assets, and the agreement contains various financial covenants, including prohibiting the payment of cash dividends to Gaiam shareholders and requiring the maintenance of certain financial ratios. At December 31, 2001, Gaiam had no amounts outstanding under this agreement, and was in compliance with all the financial covenants.

7. Income Taxes

        The provision for income taxes was comprised of the following:

	2001	2000	1999
Current:
Federal	$2,104,877	$1,117,823	$1,006,008
State	360,780	155,954	156,426

	2,465,657	1,273,777	1,162,434
Deferred:
Federal	27,441	322,798	(37,610)
State	4,719	(41,088)	(62,035)

	32,160	281,710	(99,645)

Total	$2,497,817	$1,555,487	$1,062,789

        Variations from the federal statutory rate are as follows:

	2001	2000	1999
Expected federal income tax expense at statutory rate of 34%	$2,365,621	$1,409,182	$928,294
Effect of other permanent differences	28,362	27,359	40,104
State income tax expense, net of federal benefit and utilization of net operating loss	103,834	118,946	94,391

Income tax expense	$2,497,817	$1,555,487	$1,062,789

        Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax liability as of December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Reserve for bad debts	$214,413	$113,373
Capitalized inventory	4,917	30,165
Net operating loss	1,171,215	2,594

	1,390,545	146,132
Deferred tax liabilities:
Amortization	253	—
Prepaid catalog costs	(443,733)	(24,439)
Depreciation	(73,934)	(387,562)

	(517,414)	(412,001)

Deferred tax asset (liability), net	$873,131	$(265,869)

        At December 31, 2001, Gaiam had net operating loss (NOL) carryforwards of $3,114,442 acquired as part of the Real Goods acquisition, which may be used to offset certain future taxable income. These carryforwards expire beginning in 2013. The Internal Revenue Service Code contains provisions that limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on Gaiam's ability to utilize its NOL carryforwards from tax periods prior to the ownership changes. Gaiam's NOL carryforwards as of December 31, 2001 are subject to annual limitations due to changes in ownership.

8. Stockholders' Equity

        Gaiam had warrants outstanding at December 31, 2001 that entitled the holder to purchase 24,000 shares of Class A common stock at $.50 per share. The warrant was issued in 1995 and exercised in January 2002.

        In June 1999, Gaiam completed a private placement whereby 331,429 shares of Class A common stock were issued at $4.375 per share. A total of $2.0 million in convertible debentures with a stated interest rate of 8% were issued during 1998 and the first six months of 1999. These debentures were convertible automatically upon the closing of the initial public offering into Class A common stock at the initial public offering per share price. A total of $1.5 million of these debentures were converted into 295,000 shares of Class A common stock, and $500,000 was repaid in cash.

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

        During 2000, Gaiam issued 21,243 shares of Class A common stock for two acquisitions, 6,776 shares of Class A common stock to three directors in lieu of cash payments, and 3,628 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

        In 2001, Gaiam issued approximately 481,000 shares of Class A common stock as a result of Gaiam's merger with Real Goods, 50,000 shares of Class A common stock in conjunction with the acquisition of the 49.9% minority interest in its renewable energy businesses, 42,153 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan and 5,045 shares of common stock to four directors, in lieu of cash payments.

        On August 3, 2001, Gaiam completed a secondary offering of 2,200,000 shares of Class A common stock, plus an overallotment of 330,000 shares, at an offering price of $13.75 per share. Net proceeds to Gaiam, after deducting commissions and expenses associated with the offering, were $31.6 million.

        As of December 31, 2001, Gaiam had the following Class A common shares reserved for future issuance:

Awards under the 1999 Long-Term Incentive Plan	1,513,756
Shares reserved for warrant exercise	24,000

Total shares reserved for future issuance	1,537,756

        Each holder of shares of Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of shares of Class A common stock and shares of Class B common stock vote as a single group on all matters that are submitted to the shareholders for a vote. Accordingly, holders of a majority of the votes of the shares of Class A common stock and shares of Class B common stock entitled to vote in any election of directors may elect all of the directors who stand for election. As a result of voting rights described above, the holder of the Class B common stock has effective control of Gaiam. As of December 31, 2001 and 2000, all Class B common stock was held by the Chief Executive Officer of Gaiam.

        Shares of Class A common stock and shares of Class B common stock are entitled to equal dividends, if any, as may be declared by the Board of Directors out of legally available funds. In the event of a liquidation, dissolution or winding up of Gaiam, the shares of Class A common stock and shares of Class B common stock would be entitled to share ratably in Gaiam's assets remaining after the payment of all of Gaiam's debts and other liabilities. Holders of shares of Class A common stock and shares of Class B common stock have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to the shares of Class A common stock and Class B common stock. The outstanding shares of Class A common stock and shares of Class B common stock are fully paid and non-assessable.

        The Class B common stock may not be transferred unless converted into shares of Class A common stock, other than certain transfers to affiliates and family members. The shares of Class B common stock are convertible one-for-one into shares of Class A common stock, at the option of the holder of the shares of Class B common stock.

9. Stock Option Plans

        On June 1, 1999, Gaiam adopted its 1999 Long-Term Incentive Plan (the "Plan"), which provides for the granting of options to purchase up to 1.6 million shares of Gaiam's common stock. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Plan. Employees of Gaiam and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the Plan, which shall terminate no later than June 1, 2009. Options granted under the Plan generally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. All grants expire seven years from the date of grant.

        Gaiam recorded deferred compensation of $0, $413,320 and $106,992 in 2001, 2000 and 1999, respectively. In 2000, deferred compensation was recorded in connection with: acquisitions made by Gaiam in which options were issued to employees of an acquired company; options issued to employees whereby the grant price differed from the deemed fair value of Gaiam's common stock; and options issued to non-employees for services to be provided over the related terms of their respective agreements. In calculating deferred compensation for each equity award granted, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates ranging from 4.39% to 6.00%; expected dividend yield of zero; expected option lives of five years, and expected volatility of 0.47, 0.48 and 1.29, respectively. The amortization of deferred compensation is charged to operations over the service or vesting period of the options, which is typically five years. Total amortization expense recognized in 2001 and 2000 related to deferred compensation was $70,500 and $97,486, respectively.

A summary of stock option activity and weighted-average exercise prices for the years ended December 31, 2001 and 2000 follows:

	2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,127,562	$7.45	890,900	$6.10
Granted:
Price equal to fair value	625,000	$10.78	253,500	$15.96
Price less than fair value	—		39,000	$15.28
Exercised	(42,153)	$5.66	(3,628)	$4.38
Forfeited	(196,653)	$12.17	(52,210)	$6.52

Outstanding at end of year	1,513,756	$8.27	1,127,562	$7.45
Exercisable at end of year	298,340	$5.02	128,552	$4.47
Shares available on December 31, for options that may be granted	86,244		472,438

        A summary of stock options outstanding as of December 31, 2001 follows:

Outstanding Stock Options				Exercisable Stock Options
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$4.00 — $ 4.99	604,696	4.4	$4.38	231,848	$4.38
$5.00 — $ 5.99	112,340	4.8	$5.00	51,000	$5.00
$7.00 — $ 7.99	9,820	4.9	$7.18	1,972	$7.18
$10.00 — $10.99	472,000	6.3	$10.16
$11.00 — $11.99	80,000	6.4	$11.50
$12.00 — $12.99	33,000	6.2	$12.38
$15.00 — $15.99	184,900	5.9	$15.31	7,380	$15.31
$16.00 — $16.99	15,000	5.5	$16.33	5,900	$16.36
$17.00 — $17.99	2,000	5.5	$17.18	240	$17.18

	1,513,756	5.4	$8.27	298,340	$5.02

        Had compensation cost for Gaiam's stock-based compensation plan been determined under the fair value methodology for determining compensation cost under SFAS No. 123, Gaiam's net income and income per share for the years ended December 31, 2001, 2000, and 1999 would have been as follows:

	For the Years Ended December 31,
	2001	2000	1999
Net income:
As reported	$4,055,588	$2,648,871	$1,718,345
Pro forma	$3,548,444	$2,258,005	$1,599,102
Net income per common share:
As reported	$0.33	$0.24	$0.20
Pro forma	$0.29	$0.21	$0.18
Fully diluted net income per common share:
As reported	$0.32	$0.23	$0.19
Pro forma	$0.30	$0.20	$0.18

        In estimating the pro forma compensation expense for each equity award granted during the year, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates ranging from 4.39% to 6.00%, expected dividend yield of zero; expected option lives of five years, and expected volatility of 0.47, 0.48 and 1.29, respectively. Options granted prior to Gaiam's initial public offering were valued using the minimum value method and, therefore, volatility was not applicable.

	2001	2000	1999
Weighted-average fair value of options granted during the year:
Price equal to fair value	$5.02	$11.85	$1.85
Price less than fair value	$—	$11.38	$11.21

10. Related Party Transactions

        In 1999, Gaiam engaged the services of ccplanet.com, Inc. (at that time a related party under common ownership with the Chief Executive Officer of Gaiam) to develop and implement a new website design for its direct to consumer operations. Gaiam has paid ccplanet a total of $4.9 million for work performed on this project and enhancements to the Gaiam.com site. During 1999 and 2000, Gaiam made its customer database and certain visual media available to ccplanet in exchange for fees totaling $600,000 and $1.4 million, respectively.

        In 2000, the Chief Executive Officer advanced funds to purchase a 70% interest in an organic clothing manufacturer. These advances, plus applicable interest, were repaid in December 2000. Additionally, in 2000, Gaiam purchased approximately $300,000 in inventory from Earthlings, Inc. (a related party under common ownership with the Chief Executive Officer of Gaiam) at Earthlings' cost.

        In the first quarter of 2001, Gaiam acquired all of the stock of Earthlings, Inc. and Self Care, Inc., companies under common ownership with the Chief Executive Officer of Gaiam, at his company's net investment cost plus transaction expenses. As these companies were under common control, the purchase was accounted for using historical costs, similar to a pooling transaction. Therefore, the difference between the purchase price and the value of net assets acquired was accounted for as a reduction to additional paid-in capital. The total combined purchase price for both companies was $3,848,014.

11. Segment Information

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

        Each of the two segments qualifies as such because each is more than 10% of combined revenue. Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam's business segments was as follows:

	Year Ended December 31,
	2001	2000	1999
Net revenue:
Direct to consumer	$51,259,303	$43,823,460	$34,573,540
Business to business	47,477,845	16,764,558	11,151,122

Consolidated net revenue	98,737,148	60,588,018	45,724,662
Contribution margin:
Direct to consumer	462,140	841,351	(243,949)
Business to business	6,149,332	3,586,415	2,368,360

Consolidated contribution margin	6,611,472	4,427,766	2,124,411
Reconciliation of contribution margin to net income:
Other income (expense)	346,238	(283,114)	605,865
Income tax expense	2,497,817	1,555,487	1,062,789
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(404,305)	59,706	50,858

Net income	$4,055,588	$2,648,871	$1,718,345

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not Applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

        For information with respect to the executive officers of the Registrant, See Item 4—"Directors and Executive Officers of the Registrant" at the end of Part I of this report. The information required by this Item concerning the Directors of Gaiam is incorporated herein by reference to Gaiam's Proxy Statement for its Annual Meeting of Stockholders, to be held on May 23, 2002, to be filed with the Commission pursuant to Regulation 14A.

Item 11. Executive Compensation

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Stockholders, to be held on May 23, 2002, to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated herein by reference to Gaiam'sthe Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2002, to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference to Gaiam's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2002, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)		Documents filed as part of this report are as follows:
	1.	Financial Statements.
See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.
	2.	Financial Statement Schedules.
Schedule II Consolidated and Qualifying Valuation Accounts.
	3.	Exhibits
See Item 14(c) below
(B)		No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.

(C)		Exhibits:
	1.	The following exhibits are incorporated by reference or are filed with this report as indicated below:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam's Registration Statement on Form S-1 (No. 333-83283)).
3.2	Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.2 of Gaiam's Registration Statement on Form S-1 (No. 333-83283)).
4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam's Registration Statement on Form S-1 (No. 333-83283)).
10.1	Loan Agreement, dated as of March 25, 2002, between Gaiam, Inc. and Wells Fargo Bank West, N.A. (filed herewith).
10.2	Gaiam, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam's Registration Statement on Form S-1 (No. 333-63488)).
10.3	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam's Registration Statement on Form S-4 (No. 333-50560)).
10.4	Lease, dated December 18, 1998, between Gaiam, Inc. and Orix Prime West Broomfield Venture (incorporated by reference to Exhibit 10.4 of Gaiam's Registration Statement on Form S-1 (No. 333-63488)).
10.5	Lease, dated February 14, 2002, between Gaiam, Inc. and Fund IX, Fund X, Fund XI and REIT Joint Venture (filed herewith).
21.1	List of Gaiam Subsidiaries (filed herewith).
23.1	Consent letter from Ernst and Young (filed herewith).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on this 25th day of March, 2002.

GAIAM, INC.
By:	/s/ JIRKA RYSAVY
Jirka Rysavy Chief Executive Officer
Signature	Title	Date

/s/ JIRKA RYSAVY Jirka Rysavy	Chairman of the Board and Chief Executive Officer	March 25, 2002
/s/ LYNN POWERS Lynn Powers	President, Secretary and Director	March 25, 2002
/s/ BARNET M. FEINBLUM Barnet M. Feinblum	Director	March 25, 2002
/s/ JOHN MACKEY John Mackey	Director	March 25, 2002
/s/ BARBARA MOWRY Barbara Mowry	Director	March 25, 2002
/s/ PAUL H. RAY Paul H. Ray	Director	March 25, 2002
/s/ YUDHISTER BAHL Yudhister Bahl	Chief Financial Officer	March 25, 2002

SCHEDULE II—GAIAM, INC.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Gaiam, Inc.

        We have audited the consolidated balance sheets of Gaiam, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001 and have issued our report thereon dated February 18, 2002. Our audits also included the financial statement schedule listed in Item 14 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Denver, Colorado February 18, 2002

Schedule II -Consolidated Valuation and Qualifying Accounts
Years Ended December 31, 2001 and 2000
(in thousands)

	Balance at beginning of Year	Additions Charged to costs and expenses	Deductions	Balance at end of Year
Allowance for Doubtful Accounts:
2001	$302	$1,331	$1,063	$570
2000	$158	$322	$179	$302
Inventory Obsolescence Reserve:
2001	$750	$1,247	$742	$1,255
2000	$222	$902	$374	$750
Reserve for Sales Returns:
2001	$458	$776	$438	$796
2000	$262	$505	$309	$458