Form 10-Q
period 2002-03-31
GAIAM INC
filed 2002-05-15
CIK 1089872

Use these links to rapidly review the document
INDEX TO FORM 10-Q

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-27517

GAIAM, INC.
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1113527 (I.R.S. Employer Identification No.)

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

YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 10, 2002
Class A Common Stock ($.0001 par value)	8,621,884
Class B Common Stock ($.0001 par value)	5,400,000

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

GAIAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2002	December 31, 2001
	(Unaudited)
Current assets:
Cash and cash equivalents	$16,986,342	$22,243,647
Accounts receivable, net	18,084,955	15,747,329
Accounts and notes receivable, other	2,673,080	2,086,085
Inventory, less allowances	14,509,211	15,447,434
Deferred advertising costs	1,567,701	1,779,443
Other current assets	1,091,887	489,846

Total current assets	54,913,176	57,793,784
Property and equipment, net	13,261,464	13,278,545
Capitalized production costs, net	4,097,201	3,551,478
Video library, net	4,246,479	4,332,777
Goodwill, net	7,266,714	7,266,714
Deferred tax assets	1,390,545	1,390,545
Other assets	627,106	573,210

Total assets	$85,802,685	$88,187,053

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,189,219	$8,954,607
Accrued liabilities	4,600,528	4,352,290
Accrued royalties	1,067,449	1,458,367
Income taxes payable	43,646	1,413,643
Capital lease obligations, current	203,950	211,745

Total current liabilities	13,104,792	16,390,652
Capital lease obligations, long-term	195,383	238,078
Deferred tax liability	517,414	517,414

Total long-term liabilities	712,797	755,492
Minority interest	6,410,939	6,408,277
Redeemable Class A preferred stock in subsidiary	6,000,000	6,000,000
Stockholders' equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 8,621,372 and 8,581,806 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	862	858
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	540	540
Additional paid-in capital	48,449,080	48,261,202
Deferred compensation	(334,326)	(352,326)
Retained earnings	11,458,001	10,722,358

Total stockholders' equity	59,574,157	58,632,632

Total liabilities and stockholders' equity	$85,802,685	$88,187,053

See accompanying notes.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
Net revenue	$24,283,540	$17,671,513
Cost of goods sold	10,014,628	6,847,590

Gross profit	14,268,912	10,823,923
Expenses:
Selling and operating	10,591,253	8,538,352
Corporate, general and administration	2,126,492	1,550,206
Non-recurring restructuring charges	375,953	—

Total expenses	13,093,698	10,088,558

Income from operations	1,175,214	735,365
Other income (expense)	(86,522)	184,615
Interest income/(expense)	55,965	(116,917)

Total other income (expense)	(30,557)	67,698

Income before income taxes and minority Interest	1,144,657	803,063
Provision for income taxes	406,353	301,390
Minority interest in net income of consolidated subsidiary, net of tax	2,662	82,645

Net income	$735,642	$419,028

Net income per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Shares used in computing net income per share:
Basic	14,005,480	11,205,844
Diluted	14,532,351	11,563,172

See accompanying notes.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
Operating activities
Net income	$735,642	$419,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	447,594	846,832
Amortization	86,298	148,738
Stock compensation	18,000	17,625
Minority interest in consolidated subsidiary	2,662	82,645
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,924,621)	311,406
Inventory	938,222	(1,601,314)
Deferred advertising costs	211,742	146,269
Capitalized production costs	(545,723)	22,303
Other current assets	(602,040)	(338,722)
Other assets	(53,896)	(31,153)
Accounts payable	(1,765,387)	1,999,746
Accrued liabilities	(142,680)	(661,410)
Income taxes payable	(1,291,028)	(188,610)

Net cash provided by (used) in operating activities	(4,885,215)	1,173,383

Investing activities
Purchase of property and equipment	(430,513)	(467,656)
Payments for acquisitions, net of cash acquired	—	(3,400,663)

Net cash used in investing activities	(430,513)	(3,868,319)

Financing activities
Principal payments on capital leases	(50,490)	(28,819)
Proceeds from issuance of common stock	108,913	19,109
Net proceeds from borrowings	—	500,000

Net cash provided by financing activities	58,423	490,290

Net change in cash and cash equivalents	(5,257,305)	(2,204,646)
Cash and cash equivalents at beginning of period	22,243,647	8,578,668

Cash and cash equivalents at end of period	$16,986,342	$6,374,022

Supplemental cash flow information
Interest paid	$12,829	$98,592
Income taxes paid	2,367,469	490,000

See accompanying notes.

Gaiam, Inc.

Notes to Quarterly Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2002

1.
Quarterly Condensed Consolidated Financial Statements

  Organization and Nature of Operations

          Gaiam, Inc. was incorporated under the laws of the State of Colorado on July 7, 1988. Gaiam is a multi-channel lifestyle company providing a broad selection of information, products and services to customers who value natural health, personal development, and renewable energy.

          The accompanying consolidated financial statements include the accounts of Gaiam, its subsidiaries and partnerships in which ownership is greater than 50% and considered to be under the control of Gaiam. All material intercompany accounts and transaction balances have been eliminated in consolidation.

  Preparation of Quarterly Condensed Consolidated Financial Statements

          The Quarterly condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam's consolidated financial position as of March 31, 2002 and the interim results of operations and cash flows for the three months ended March 31, 2002 and 2001. These Quarterly statements have not been audited. The balance sheet as of December 31, 2001 was derived from Gaiam's audited consolidated financial statements included in Gaiam's annual report on Form 10-K.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. Accounting policies followed by Gaiam are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2001 included in Gaiam's annual report on Form 10-K. The consolidated financial statements contained herein should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2001.

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

  Adoption of Accounting Standards

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142"), which revises the accounting for purchased goodwill and other intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be systematically amortized into operating results. Instead, each of these assets will be tested for impairment, in the absence of an indicator of possible impairment, at least annually, and upon an indicator of possible impairment, immediately. As required under SFAS No. 142, any goodwill resulting from a business combination occurring subsequent to June 30, 2001, will not be systematically amortized. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and must be applied as of the beginning of a fiscal year. Gaiam has adopted SFAS No. 142 as of January 1, 2002. No goodwill was amortized during the first quarter of 2002 compared to goodwill amortization of $62,562 in the first quarter of 2001.

2.
Stockholders' Equity

          During the first quarter of 2002, Gaiam issued 39,566 shares of Class A common stock upon the exercise of 15,566 options granted under the 1999 Long-Term Incentive Plan and the conversion of 24,000 warrants.

3.
Earnings per Share

          Basic earnings per share exclude any dilutive effects of options and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. All earnings per share amounts for all period have been presented and conform to the Statement No. 128 requirements.

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2002

          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2002	2001
Net income	$735,642	$419,028

Denominator:
Weighted average shares for basic earnings per share	14,005,480	11,205,844
Effect of Dilutive Securities:
Weighted average of common stock, stock options and warrants	526,871	357,328

Denominator for diluted earnings per share	14,532,351	11,563,172

Net income per share — basic	$0.05	$0.04
Net income per share — diluted	$0.05	$0.04
4.
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

          Each of the two segments qualifies as such because each accounts for more than 10% of combined revenue. Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam's business segments was as follows:

	For the Three Months Ended March 31,
	2002	2001
Net revenue:
Direct to consumer	$11,382,935	$10,536,386
Business to business	12,900,605	7,135,127

Consolidated net revenue	24,283,540	17,671,513
Contribution margin:
Direct to consumer	126,703	97,736
Business to business	1,424,464	637,629
Non-recurring restructuring charge *	375,953	0

Consolidated contribution margin	1,175,214	735,365
Reconciliation of contribution margin to net income:
Other income (expense)	(30,557)	67,698
Income tax expense	406,353	301,390
Minority interest in net income of consolidated
Subsidiary, net of tax	2,662	82,645

Net income	$735,642	$419,028

*
Accrued one- time charge for severance and relocation costs associated with the planned consolidation of our finance and creative staff from California into our Colorado headquarters.

5.
Restructuring Charge

          During the first quarter of 2002, the Company accrued $376k for severance and relocation costs associated with the planned consolidation of our finance and creative staff from California into our Colorado headquarters. These charges include approximately $286k for severance/relocation and other costs associated with the workforce consolidation. The remainder of the charge primarily relates to lease termination and other costs associated with office consolidation. This consolidation is planned over the next two quarters and is expected to improve productivity and lower our operating costs by the end of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

        Revenues increased 37.4% to $24.3 million for the three months ended March 31, 2002 from $17.6 million during the three months ended March 31, 2000. Gaiam's internal growth rate was 45%, fueled primarily by the growth in sales in the business-to-business channel and from proprietary products.

        Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight) increased 31.8% to $14.3 million for the first quarter of 2002 from $10.8 million during the same period in 2001. As a percentage of revenue, gross profit declined to 58.8% in 2002 from 61.3% in 2001. This was primarily attributable to increased sales contribution from the business-to-business channel, which carries lower gross margin but higher operating margin. Gaiam continues to pursue growth of its proprietary product offerings and increase focus on media products, on which Gaiam has better margins.

        Selling and operating expenses, which consist primarily of sales and marketing costs, commission and fulfillment expenses, increased 24%, which is less than the revenue increase of 37%, to $10.6 million for the three months ended March 31, 2002 from $8.5 million for the same period in 2001. As a percentage of revenues, selling and operating expenses decreased to 43.6% in 2002 from 48.3% in 2001 primarily due to the increased percentage of sales from our business-to-business segment.

        Corporate, general and administrative expenses increased to $2.1 million during the first quarter of 2002, from $1.6 million during 2001, primarily due to higher revenues. As a percentage of revenues, general and administrative expenses were 8.8% for the comparable periods in both 2002 and 2001.

        A non-recurring one-time charge of $375,953 was taken in the first quarter of 2002. The charge is for severance and relocation costs associated with the planned consolidation of our finance and creative staff from California into our Colorado headquarters. The consolidation is planned over the next two quarters and is expected to improve productivity and lower our operating costs by the end of the year.

        Operating income, as a result of the factors described above, increased 59.8% to $1,175,214 for the three months ended March 31, 2002, from $735,635 for the comparable period in 2001. Excluding the accrued one-time charge (described above) operating income increased 110.9% to $1,551,167 or 6.4% of sales in 2002 compared to $735,635 or 4.2% of sales in 2001.

        Gaiam recorded $30,557 in other expense for the three months ended March 31, 2002 compared to other income of $67,698 for the three month ended March 31, 2001. Minority interest was $2,662 during the first quarter of 2002, compared to $82,645 during the first quarter of 2001.

        Income tax provision increased to $406,353 for the three months ended March 31, 2002 from $301,390 for the comparable period in 2001 primarily due to increased profits. The effective tax rate on pre-tax income for 2002 declined to 35.5% from 37.5% in 2001.

        Net income, as a result of the factors described above, increased 75.6% to $735,642 for the three months ended March 31, 2002, from $419,028 for the three months ended March 31, 2001.

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

        Gaiam's operating activities used net cash of $4.9 million and provided net cash of $1.2 million for the three months ended March 31, 2002 and 2001, respectively. Gaiam's net cash used by operating activities for 2002 arose primarily from the decrease in Accounts Payable as we took advantage of early payment terms with our vendors, an increase in accounts receivable associated with the growth in our business-to-business segment and the payment of Income Taxes for last year. Gaiam's net cash provided by operating activities for 2001 arose primarily from an increase in cash generated from net income and depreciation and amortization.

        Gaiam's investing and acquisition activities used cash of $430,513 and $3,868,319 for the three months ended March 31, 2002 and 2001, respectively. During the first quarter of 2001, Gaiam completed its merger with Real Goods Trading Corporation, and also acquired all of the stock and net assets of Earthlings, Inc. and Self Care, Inc. for a total combined purchase price for both companies of $3.8 million

        During the three months ended March 31, 2002, Gaiam's financing activities provided $58,423 in cash. During the three months ended March 31, 2001, Gaiam's financing activities provided $490,290 in cash, as borrowing under Gaiam's line of credit agreement increased $500,000.

        We believe our available cash, cash expected to be generated from operations, and borrowing capabilities of $15 million (unused line of credit) will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not believe that any of our financial instruments have significant risk associated with market sensitivity. We are not exposed to financial market risks from changes in foreign exchange rates and are only minimally impacted by changes in interest rates. In the future, we may enter into transactions denominated in non-U.S. currencies, which could increase our exposure to these market risks. We have not used, and currently do not contemplate using, any derivative financial instruments.

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

Gaiam, Inc. (Registrant) May 10, 2002
By:	/s/ Jirka Rysavy Jirka Rysavy Chief Executive Officer
/s/ Yudhister Bahl Yudhister Bahl Chief Financial Officer