Form 10-Q
period 2002-06-30
GAIAM INC
filed 2002-08-05
CIK 1089872

Use these links to rapidly review the document
INDEX TO FORM 10-Q

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2002

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

YES ☒                NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of July 29, 2002
Class A Common Stock ($.0001 par value)	8,631,684
Class B Common Stock ($.0001 par value)	5,400,000

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

GAIAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,243,169	$22,243,647
Accounts receivable, net	18,903,507	15,747,329
Accounts and notes receivable, other	1,961,875	2,086,085
Inventory, less allowances	13,759,301	15,447,434
Deferred advertising costs	2,029,601	1,779,443
Other current assets	477,230	489,846

Total current assets	56,374,683	57,793,784
Property and equipment, net	10,853,562	13,278,545
Capitalized production costs, net	4,589,574	3,551,478
Video library, net	4,160,182	4,332,777
Goodwill, net	7,266,714	7,266,714
Deferred tax assets	1,390,545	1,390,545
Other assets	673,319	573,210

Total assets	$85,308,579	$88,187,053

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,318,724	$8,954,607
Accrued liabilities	2,696,896	4,352,290
Accrued royalties	956,835	1,458,367
Income taxes payable	358,218	1,413,643
Capital lease obligations, current	197,899	211,745

Total current liabilities	11,528,572	16,390,652
Capital lease obligations, long-term	145,808	238,078
Deferred tax liability	517,414	517,414

Total long-term liabilities	663,222	755,492
Minority interest	6,435,159	6,408,277
Redeemable Class A preferred stock in subsidiary	6,000,000	6,000,000
Stockholders' equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 8,631,402 and 8,581,806 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	863	858
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	540	540
Additional paid-in capital	48,535,139	48,261,202
Deferred compensation	(316,326)	(352,326)
Retained earnings	12,461,410	10,722,358

Total stockholders' equity	60,681,626	58,632,632

Total liabilities and stockholders' equity	$85,308,579	$88,187,053

See accompanying notes.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,
	2002	2001
Net revenue	$24,067,426	$22,018,695
Cost of goods sold	9,885,211	8,771,992

Gross profit	14,182,215	13,246,703
Expenses:
Selling and operating	10,439,462	9,859,309
Corporate, general and administration	2,065,565	1,838,990

Total expenses	12,505,027	11,698,299

Income from operations	1,677,188	1,548,404
Other income (expense)	(166,419)	170,979
Interest income (expense)	57,516	(129,909)

Total other income (expense)	(108,903)	41,070

Income before income taxes and minority
Interest	1,568,285	1,589,474
Provision for income taxes	556,741	596,529
Minority interest in net income of consolidated subsidiary, net of tax	8,135	440,542

Net income	$1,003,409	$552,403

Net income per share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Shares used in computing net income per share:
Basic	14,022,326	11,362,524
Diluted	14,468,424	11,679,287

See accompanying notes.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Net revenue	$48,350,966	$39,690,208
Cost of goods sold	19,899,839	15,619,582

Gross profit	28,451,127	24,070,626
Expenses:
Selling and operating	21,030,713	18,397,661
Corporate, general and administration	4,192,058	3,389,196
Non-recurring restructuring charges	375,953	—

Total expenses	25,598,724	21,786,857

Income from operations	2,852,403	2,283,769
Other income (expense)	(252,941)	355,594
Interest income (expense)	113,480	(246,826)

Total other income (expense)	(139,461)	108,768

Income before income taxes and minority
Interest	2,712,942	2,392,537
Provision for income taxes	963,095	897,919
Minority interest in net income of consolidated subsidiary, net of tax	10,797	523,187

Net income	$1,739,050	$971,431

Net income per share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.08
Shares used in computing net income per share:
Basic	14,013,949	11,284,632
Diluted	14,500,285	11,621,677

See accompanying notes.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
Operating activities
Net income	$1,739,050	$971,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	865,251	1,097,888
Amortization	172,596	306,992
Stock compensation	36,000	35,250
Minority interest in consolidated subsidiary	26,883	523,187
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,031,969)	236,300
Inventory	1,688,133	(3,806,803)
Deferred advertising costs	(250,158)	(668,821)
Capitalized production costs	(1,038,096)	132,608
Other current assets	12,616	(133,226)
Other assets	(100,109)	33,766
Accounts payable	(1,635,883)	1,067,359
Accrued liabilities	(2,156,926)	(122,001)
Income taxes payable	(942,892)	407,919

Net cash (used in) provided by operating activities	(4,615,504)	81,849

Investing activities
Purchase of property and equipment	(1,188,560)	(721,574)
Proceeds from the sale of property and equipment	2,748,292	—
Payments for acquisitions, net of cash acquired	—	(3,527,576)

Net cash (used in) provided by investing activities	1,559,732	(4,249,150)

Financing activities
Principal payments on capital leases	(106,116)	(36,025)
Proceeds from issuance of common stock	161,410	52,626
Net proceeds from borrowings	—	4,522,481

Net cash provided by financing activities	55,294	4,539,112

Net change in cash and cash equivalents	(3,000,478)	371,811
Cash and cash equivalents at beginning of period	22,243,647	8,578,668

Cash and cash equivalents at end of period	$19,243,169	$8,950,479

Supplemental cash flow information
Interest paid	$24,648	$278,617
Income taxes paid	2,367,469	490,000

See accompanying notes.

Gaiam, Inc.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2002

1. Interim Condensed Consolidated Financial Statements

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

  Preparation of Interim Condensed Consolidated Financial Statements

        The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam's consolidated financial position as of June 30, 2002, the interim results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These interim statements have not been audited. The balance sheet as of December 31, 2001 was derived from Gaiam's audited consolidated financial statements included in Gaiam's annual report on Form 10-K.

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

2. Stockholders' Equity

        During the first quarter of 2002, Gaiam issued 24,000 shares of Class A common stock upon exercise of warrants. In addition, for the six months ended June 30, 2002, Gaiam issued 25,596 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

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

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$1,003,409	$552,403	$1,739,050	$971,431

Denominator:
Weighted average shares for basic earnings per share	14,022,326	11,362,524	14,013,949	11,284,632
Effect of Dilutive Securities:
Weighted average of common stock, stock options and warrants	446,098	316,763	486,336	337,045

Denominator for diluted earnings per share	14,468,424	11,679,287	14,500,285	11,621,677

Net income per share—basic	$0.07	$0.05	$0.12	$0.09
Net income per share—diluted	$0.07	$0.05	$0.12	$0.08

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

        Each of the two segments qualifies as such because each accounts for more than 10% of combined revenue. Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam's business segments was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net revenue:
Direct to consumer	$11,299,964	$11,670,834	$22,682,900	$22,207,220
Business to business	12,767,461	10,347,861	25,668,066	17,482,988

Consolidated net revenue	24,067,426	22,018,695	48,350,966	39,690,208
Contribution margin:
Direct to consumer	190,285	519,593	316,988	617,329
Business to business	1,486,903	1,028,811	2,911,368	1,666,440
Non-Recurring restructuring charge *	—	—	375,953	—

Consolidated contribution margin	1,677,188	1,548,404	2,852,403	2,283,769
Reconciliation of contribution margin to net income:
Other income (expense)	(108,903)	41,070	(139,461)	108,768
Income tax expense	556,741	596,529	963,095	897,919
Minority interest expense	8,135	440,542	10,797	523,187

Net income	$1,003,409	$552,403	$1,739,050	$971,431

*
Accrued one- time charge for severance and relocation costs associated with the planned consolidation of our finance and creative staff from California into our Colorado headquarters.

5. Restructuring Charge

        During the first quarter of 2002, Gaiam accrued $375,953 for severance and relocation costs associated with the planned consolidation of our finance and creative staff from California into our Colorado headquarters. These charges include approximately $286,000 for severance/relocation and other costs associated with the workforce consolidation. The remainder of the charge primarily relates to lease termination and other costs associated with office consolidation. This consolidation should be completed by third quarter 2002 and is expected to improve productivity and lower our operating costs by the end of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document.

Three months ended June 30, 2002 compared to three months ended June 30, 2001

        Revenues increased to $24.1 million for the three months ended June 30, 2002 from $22.0 million during the three months ended June 30, 2001. The closure, as planned, of the multi-store retail operation we acquired in connection with the Real Goods transaction in the first quarter of 2001 lowers our year over year sales growth comparison. Gaiam's internal growth rate of 19% was driven by sales growth in the business segment and proprietary products.

        Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight) increased to $14.2 million for the second quarter of 2002 from $13.2 million during the same period in 2001. As a percentage of revenue, gross profit declined to 58.9% in 2002 from 60.2% in 2001. This was primarily attributable to increased sales contribution from the business segment, which carries lower gross margin but also lower operating expenses. Gaiam continues to pursue growth of its proprietary product offerings and increase focus on media products, on which Gaiam has better margins.

        Selling and operating expenses, which consist primarily of sales and marketing costs, commission and fulfillment expenses, increased to $12.5 million for the three months ended June 30, 2002 from $11.7 million for the same period in 2001. As a percentage of revenues, selling and operating expenses decreased to 43.4% in 2002 from 44.8% in 2001 primarily due to the increased percentage of sales from our business segment.

        Corporate, general and administrative expenses increased to $2.1 million during the second quarter of 2002, from $1.8 million during 2001, primarily due to higher revenues. As a percentage of revenues, general and administrative expenses increased marginally to 8.6% in 2002 from 8.4% in 2001.

        Operating income, as a result of the factors described above, increased to $1.7 million for the three months ended June 30, 2002, from $1.5 million for the comparable period in 2001.

        Gaiam recorded $108,903 in other expense for the three months ended June 30, 2002 compared to other income of $41,070 for the three month ended June 30, 2001. This shift was primarily attributable to the loss of $181,708 associated with the sales commission and other expenses paid on the sale of the Gaiam Yoga Center. Minority interest was $8,135 during the second quarter of 2002, compared to $440,542 during the second quarter of 2001.

        Income tax provision was $556,741 for the three months ended June 30, 2002 compared to $596,529 for the prior year period. The effective tax rate was 35.5%.

        Net income, as a result of the factors described above, increased 81.6% to $1,003,409 for the three months ended June 30, 2002 from $552,403 for the three months ended June 30, 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

        Revenues increased to $48.4 million for the six months ended June 30, 2002 from $39.7 million during the six months ended June 30, 2001.

        Gross profit increased to $28.5 million for the six months ended June 30, 2002 from $24.1 million during the same period in 2001. As a percentage of revenue, gross profit declined to 58.8% in 2002 from 60.6% in 2001. This was primarily attributable to increased sales contribution from the business-to-business channel, which carries lower gross margin but also lower operating expenses.

        Selling and operating expenses increased to $21.0 million for the six months ended June 30, 2002 from $18.4 million for the same period in 2001. As a percentage of revenues, selling and operating expenses decreased to 43.5% in 2002 from 46.4% in 2001.

        Corporate, general and administrative expenses increased to $4.2 million for the six months ended June 30, 2002, compared to $3.4 million for the corresponding period in 2001. As a percentage of revenues, general and administrative expenses increased to 8.7% in 2002 from 8.5% in 2000.

        A non-recurring one-time charge of $375,953 was taken in the first quarter of 2002. The charge is for severance and relocation costs associated with the planned consolidation of our finance and creative staff from California into our Colorado headquarters.

        Operating income, as a result of the factors described above, increased 24.9% to $2.9 million for the six months ended June 30, 2002 from $2.3 million for the comparable period in 2001. Excluding the accrued one-time charge (described above) operating income increased 41.3% to $3.2 million or 6.7% of sales in 2002 compared to $2.3 million or 5.8% of sales in 2001.

        Gaiam recorded $139,461 in other expense during the six months ended June 30, 2002, compared to other income of $108,768 for the comparable period in 2001. Minority interest decreased to $10,797 for the six months ended June 30, 2002 from $523,187 for the comparable period in 2001. Minority interest declined year-over-year due to Gaiam's purchase of the remaining minority interests in our organic clothing and two renewable energy businesses.

        Income tax provision increased to $963,094 for the six months ended June 30, 2002 from $897,919 for the comparable period in 2001.

        Net income, as a result of the factors described above, increased 79.0% to $1,739,050 for the six months ended June 30, 2002 from $971,431 for the comparable period in 2001.

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

        Gaiam's operating activities generated net cash of $269,711 for the second quarter ended June 30, 2002. Operating activities used net cash of $4,615,504 and provided net cash of $81,849 for the six months ended June 30, 2002 and 2001, respectively. Gaiam's net cash used by operating activities for six months ended June 30, 2002 arose primarily from the decrease in accounts payable and accrued liabilities, an increase in accounts receivable associated with the growth in our business segment and the payment of income taxes payable for last year. Gaiam's net cash provided by operating activities for 2001 arose primarily from an increase in cash generated from net income prior to depreciation and amortization.

        Gaiam's investing and acquisition activities provided net cash of $1.6 million for the six months ended June 30, 2002 and used cash of $4.2 million for the comparable period in 2001. During the second quarter of 2002, Gaiam sold the Gaiam Yoga Center for net proceeds of $2.7 million. The cash used in investing activities in 2001, primarily arose from Gaiam's merger with Real Goods Trading

Corporation, and also the acquisition of the stock and net assets of Earthlings, Inc. and Self Care, Inc. for a total combined purchase price for both companies of $3.8 million.

        During the six months ended June 30, 2002, Gaiam's financing activities provided $55,294 in cash. During the six months ended June 30, 2001, Gaiam's financing activities provided $4.5 million in cash, as a result of borrowings under Gaiam's loan agreements.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        On May 23, 2002, Gaiam held its Annual Meeting of Shareholders. The shareholders elected six directors of Gaiam to serve until the next annual meeting of shareholders to be held in 2003 or until their successors are duly elected and qualified. The results of this vote follow:

Jirka Rysavy	For:	60,153,744	Withheld:	828,134
Lynn Powers	For:	60,153,931	Withheld:	827,947
James Argyropoulous	For:	60,845,709	Withheld:	136,169
Barnet Feinblum	For:	60,845,565	Withheld:	136,313
Barbara Mowry	For:	60,845,360	Withheld:	136,518
Paul Ray	For:	60,845,258	Withheld:	136,620

        In addition, Gaiam's shareholders approved an amendment to Gaiam's 1999 Long-Term Incentive Plan to increase the number of shares of Class A Common Stock permitted to be granted under the plan to 2,100,000 shares from 1,600,000 shares. The vote on this proposal was 58,120,519 in favor, 1,339,021 opposed, and 1,522,338 abstaining.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  a)
  Exhibits

Exhibit No.	Description
10.1	Amendment to Gaiam, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Gaiam's Proxy Statement dated April 22, 2002)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  b)
  Reports on Form 8-K.

        None

SIGNATURES

        In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc. (Registrant) August 2, 2002
By:	/s/ Jirka Rysavy Jirka Rysavy Chief Executive Officer
/s/ Yudhister Bahl Yudhister Bahl Chief Financial Officer