Form 10-Q
period 2002-09-30
GAIAM INC
filed 2002-11-12
CIK 1089872

Use these links to rapidly review the document
INDEX TO FORM 10-Q

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 7, 2002
Class A Common Stock ($.0001 par value)	8,634,040
Class B Common Stock ($.0001 par value)	5,400,000

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

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,136,706	$22,243,647
Accounts receivable, net	19,425,628	15,747,329
Accounts and notes receivable, other	2,442,314	2,086,085
Inventory, less allowances	14,835,296	15,447,434
Deferred advertising costs	2,931,012	1,779,443
Other current assets	942,927	489,846

Total current assets	57,713,883	57,793,784
Property and equipment, net	11,317,412	13,278,545
Capitalized production costs, net	4,782,863	3,551,478
Video library, net	4,073,884	4,332,777
Goodwill, net	10,195,828	7,266,714
Deferred tax assets	1,390,545	1,390,545
Other assets	651,668	573,210

Total assets	$90,126,083	$88,187,053

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,847,892	$8,954,607
Accrued liabilities	3,507,869	4,352,290
Accrued royalties	514,776	1,458,367
Income taxes payable	1,194,934	1,413,643
Capital lease obligations, current	901,869	211,745

Total current liabilities	14,967,340	16,390,652
Capital lease obligations, long-term	95,749	238,078
Deferred tax liability	537,408	517,414

Total long-term liabilities	633,157	755,492
Minority interest	6,411,416	6,408,277
Redeemable Class A preferred stock in subsidiary	6,000,000	6,000,000
Stockholders' equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 8,633,858 and 8,581,806 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	863	858
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	540	540
Additional paid-in capital	48,554,892	48,261,202
Deferred compensation	(298,326)	(352,326)
Retained earnings	13,856,201	10,722,358

Total stockholders' equity	62,114,170	58,632,632

Total liabilities and stockholders' equity	$90,126,083	$88,187,053

See accompanying notes.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,
	2002	2001
Net revenue	$25,793,600	$23,945,703
Cost of goods sold	10,763,823	9,724,074

Gross profit	15,029,777	14,221,629
Expenses:
Selling and operating	10,700,319	10,468,798
Corporate, general and administration	2,083,780	1,960,528

Total expenses	12,784,099	12,429,326

Income from operations	2,245,678	1,792,303
Other income (expense)	(161,677)	68,294
Interest income	41,654	63,280

Total other income (expense)	(120,023)	131,574

Income before income taxes and minority interest	2,125,655	1,923,877
Provision for income taxes	754,607	671,434
Minority interest in net (income) loss of consolidated subsidiary, net of tax	23,744	(282,979)

Net income	$1,394,792	$969,464

Net income per share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
Shares used in computing net income per share:
Basic	14,033,066	13,005,026
Diluted	14,376,074	13,496,612

See accompanying notes.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Net revenue	$74,144,566	$63,635,911
Cost of goods sold	30,663,662	25,343,656

Gross profit	43,480,904	38,292,255
Expenses:
Selling and operating	31,731,033	28,866,459
Corporate, general and administration	6,275,838	5,349,724
Non-recurring restructuring charges	375,953	—

Total expenses	38,382,824	34,216,183

Income from operations	5,098,080	4,076,072
Other income (expense)	(414,618)	423,888
Interest income (expense)	155,134	(183,546)

Total other income (expense)	(259,484)	240,342

Income before income taxes and minority interest	4,838,596	4,316,414
Provision for income taxes	1,717,701	1,569,353
Minority interest in net (income) loss of consolidated subsidiary, net of tax	12,947	(806,166)

Net income	$3,133,842	$1,940,895

Net income per share:
Basic	$0.22	$0.16
Diluted	$0.22	$0.16
Shares used in computing net income per share:
Basic	14,020,392	11,864,398
Diluted	14,458,952	12,252,957

See accompanying notes.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Operating activities
Net income	$3,133,843	$1,940,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,478,232	1,693,183
Amortization	258,893	466,055
Stock compensation	54,000	52,875
Minority interest in consolidated subsidiary	3,139	806,166
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,029,332)	(2,287,467)
Inventory	612,138	(6,662,612)
Deferred advertising costs	(1,151,569)	(956,841)
Capitalized production costs	(1,231,385)	(127,165)
Other current assets	(453,081)	619,850
Other assets	(53,015)	42,694
Accounts payable	(1,009,910)	1,231,727
Accrued liabilities	(3,498,962)	(1,492,945)
Income taxes payable	(101,475)	(2,806)

Net cash (used in) provided by operating activities	(5,988,484)	(4,676,391)

Investing activities
Purchase of property and equipment	(2,142,644)	(1,051,495)
Proceeds from the sale of property and equipment	2,748,292	—
Payments for acquisitions, net of cash acquired	255,230	(3,777,576)

Net cash (used in) provided by investing activities	860,878	(4,829,071)

Financing activities
Principal payments on capital leases	(156,176)	(82,490)
Proceeds from issuance of common stock	176,841	31,721,754
Net proceeds from borrowings	—	(5,512,148)

Net cash provided by financing activities	20,666	26,127,116

Net change in cash and cash equivalents	(5,106,941)	16,621,654
Cash and cash equivalents at beginning of period	22,243,647	8,578,668

Cash and cash equivalents at end of period	$17,136,706	$25,200,322

Supplemental cash flow information
Interest paid	$45,115	$323,841
Income taxes paid	2,367,737	1,572,159

See accompanying notes.

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2002

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

  Preparation of Interim Condensed Consolidated Financial Statements

        The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam's consolidated financial position as of September 30, 2002, the interim results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These interim statements have not been audited. The balance sheet as of December 31, 2001 was derived from Gaiam's audited consolidated financial statements included in Gaiam's annual report on Form 10-K.

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

2. Stockholders' Equity

        During the first quarter of 2002, Gaiam issued 24,000 shares of Class A common stock upon exercise of warrants. In addition, for the nine months ended September 30, 2002, Gaiam issued 28,052 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

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

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$1,394,792	$969,464	$3,133,842	$1,940,895

Denominator:
Weighted average shares for basic earnings per share	14,033,066	13,005,026	14,020,392	11,864,398
Effect of Dilutive Securities:
Weighted average of common stock, stock options and warrants	343,008	491,586	438,560	388,559

Denominator for diluted earnings per share	14,376,074	13,496,612	14,458,952	12,252,957

Net income per share—basic	$0.10	$0.07	$0.22	$0.16
Net income per share—diluted	$0.10	$0.07	$0.22	$0.16

4. Segment Information

        Gaiam has two business segments: Direct to Consumer and Business; both of which sell products, services and information produced or purchased from other suppliers. Although the customer bases do not overlap to any significant extent, the production, purchase and delivery processes overlap in some areas. Gaiam does not accumulate the balance sheet by segment for purposes of management review.

        Each of the two segments qualifies as such because each accounts for more than 10% of combined revenue. Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam's business segments was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenue:
Direct to consumer	$12,772,864	$12,463,127	$35,455,764	$34,670,347
Business	13,020,736	11,482,576	38,688,802	28,965,564

Consolidated net revenue	25,793,600	23,945,703	74,144,566	63,635,911
Contribution margin:
Direct to consumer	452,020	691,344	769,007	1,308,673
Business	1,793,658	1,100,959	4,705,026	2,767,399
Non-Recurring restructuring charge *	—	—	375,953	—

Consolidated contribution margin	2,245,678	1,792,303	5,098,080	4,076,072
Reconciliation of contribution margin to net income:
Other income (expense)	(120,023)	131,574	(259,484)	240,342
Income tax expense	754,607	671,434	1,717,701	1,569,353
Minority interest expense	23,744	(282,979)	12,947	(806,166)

Net income	$1,394,792	$969,464	$3,133,842	$1,940,895

*
Accrued one-time charge for severance and relocation costs associated with the consolidation of our finance and creative staff from California into our Colorado headquarters.

5. Restructuring Charge

        During the first quarter of 2002, Gaiam accrued $375,953 for severance and relocation costs associated with the consolidation of our finance and creative staff from California into our Colorado headquarters. These charges include approximately $286,000 for severance/relocation and other costs associated with the workforce consolidation. The remainder of the charge primarily relates to lease termination and other costs associated with office consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

        Revenues increased to $25.8 million for the three months ended September 30, 2002 from $23.9 million during the three months ended September 30, 2001. The closure of some catalog operations and the multi-store retail operation we acquired in connection with the Real Goods transaction lowers our year over year sales growth comparison. Sales growth in the business segment coupled with increased sales of proprietary products contributed to the internal growth rate of 13%.

        Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight) increased to $15.0 million for the third quarter of 2002 from $14.2 million during the same period in 2001. As a percentage of revenue, gross profit declined to 58.3% in 2002 from 59.4% in 2001. This was primarily attributable to increased sales contribution from the business segment, which carries lower gross margin but also lower operating expenses. Gaiam continues to pursue growth of its proprietary product offerings and increase focus on media products, on which Gaiam has better margins.

        Selling and operating expenses, which consist primarily of sales and marketing costs, commission and fulfillment expenses, increased to $10.7 million for the three months ended September 30, 2002 from $10.5 million for the same period in 2001. As a percentage of revenues, selling and operating expenses decreased to 41.5% in 2002 from 43.7% in 2001 primarily due to the increased percentage of sales from our business segment.

        Corporate, general and administrative expenses increased to $2.1 million during the third quarter of 2002, from $2.0 million during 2001. As a percentage of revenues, general and administrative expenses decreased marginally to 8.1% in 2002 from 8.2% in 2001.

        Operating income, as a result of the factors described above, increased 25.3% to $2.2 million for the three months ended September 30, 2002, from $1.8 million for the comparable period in 2001. As a percentage of revenues operating income increased 120 basis points to 8.7% in the third quarter ended September 30, 2002 up from 7.5% for the like period in 2001.

        Gaiam recorded $120,023 in other expense for the three months ended September 30, 2002 compared to other income of $131,574 for the three month ended September 30, 2001. Minority interest was $23,744 during the third quarter of 2002, compared to ($282,979) during the third quarter of 2001. Minority interest changed year-over-year due to Gaiam's purchase of the remaining minority interests in our organic clothing and two renewable energy businesses.

        Income tax provision was $754,607 for the three months ended September 30, 2002 compared to $671,434 for the prior year period.

        Net income, as a result of the factors described above, increased 43.9% to $1,394,792 for the three months ended September 30, 2002 from $969,464 for the three months ended September 30, 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

        Revenues increased to $74.1 million for the nine months ended September 30, 2002 from $63.6 million during the nine months ended September 30, 2001. Sales growth in the business segment coupled with increased sales of proprietary products contributed to the internal growth rate of 24%.

        Gross profit increased to $43.5 million for the nine months ended September 30, 2002 from $38.3 million during the same period in 2001. As a percentage of revenue, gross profit declined to 58.6% in 2002 from 60.2% in 2001. This was primarily attributable to increased sales contribution from the business segment, which carries lower gross margin but also lower operating expenses.

        Selling and operating expenses increased to $31.7 million for the nine months ended September 30, 2002 from $28.9 million for the same period in 2001. As a percentage of revenues, selling and operating expenses decreased to 42.8% in 2002 from 45.4% in 2001 primarily due to increases percentage of sales from our business segment.

        Corporate, general and administrative expenses increased to $6.3 million for the nine months ended September 30, 2002, compared to $5.3 million for the corresponding period in 2001 primarily to support the Company's growth. As a percentage of revenues, general and administrative expenses increased to 8.5% in 2002 from 8.4% in 2001.

        A non-recurring one-time charge of $375,953 was taken in the first quarter of 2002. The charge was for severance and relocation costs associated with the consolidation of our finance and creative staff from California into our Colorado headquarters.

        Operating income, as a result of the factors described above, increased 25.1% to $5.1 million for the nine months ended September 30, 2002 from $4.1 million for the comparable period in 2001. Excluding the accrued one-time charge (described above) operating income increased 34.3% to $5.5 million or 7.4% of sales in 2002 compared to $4.1 million or 6.4% of sales in 2001.

        Gaiam recorded $259,484 in other expense during the nine months ended September 30, 2002, compared to other income of $240,342 for the comparable period in 2001. This was partly attributable to the loss of $181,708 associated with the sales commission and other expenses paid on the sale of the Gaiam Yoga Center. Minority interest was $12,947 for the nine months ended September 30, 2002 compared to ($806,166) for the prior year period. Minority interest changed year-over-year due to Gaiam's purchase of the remaining minority interests in our organic clothing and two renewable energy businesses.

        Income tax provision increased to $1,717,702 for the nine months ended September 30, 2002 from $1,569,353 for the comparable period in 2001.

        Net income, as a result of the factors described above, increased 61.5% to $3,133,842 for the nine months ended September 30, 2002 from $1,940,895 for the comparable period in 2001.

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

        Gaiam's operating activities used net cash of $6.0 million and $4.7 million for the nine months ended September 30, 2002 and 2001, respectively. Gaiam's net cash used by operating activities for nine months ended September 30, 2002 arose primarily from an increase in accounts receivable associated with the growth in our business segment and increased sales to major national retailers that typically require longer payment terms, and a decrease in accrued liabilities. Gaiam's net cash used by operating activities for 2001 arose primarily from an increase in inventories in order to support additional revenue growth, including store-within-store rollouts.

        Gaiam's investing and acquisition activities provided net cash of $860,878 for the nine months ended September 30, 2002 and used cash of $4.8 million for the comparable period in 2001. The cash provided by investing activities in 2002 primarily arose from the sale of the Gaiam Yoga Center for net proceeds of $2.7 million. During third quarter 2002, Gaiam acquired a majority interest in a catalog company for $600,000. This acquisition was accounted for using the purchase method, and, since this company had negative net worth (liabilities exceeded assets), Gaiam recorded $2.9 million of goodwill. The cash used in investing activities in 2001 primarily arose from Gaiam's merger with Real Goods Trading Corporation, and also the acquisition of the stock and net assets of Earthlings, Inc. and Self Care, Inc. for a total combined purchase price for both companies of $3.8 million.

        During the nine months ended September 30, 2002, Gaiam's financing activities provided $20,666 in cash. During the nine months ended September 30, 2001, Gaiam's financing activities provided $26.1 million in cash, primarily resulting from the completion of Gaiam's secondary offering, net of loan repayments.

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

Item 4. Controls and Procedures

        Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Gaiam, Inc. (Registrant) November 11, 2002
By:	/s/ JIRKA RYSAVY Jirka Rysavy Chief Executive Officer
/s/ YUDHISTER BAHL Yudhister Bahl Chief Financial Officer

CERTIFICATIONS

I, Jirka Rysavy, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Gaiam, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ JIRKA RYSAVY Jirka Rysavy Chairman and Chief Executive Officer

CERTIFICATIONS

I, Yudhister Bahl, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Gaiam, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ YUDHISTER BAHL Yudhister Bahl Chief Financial Officer