Form 10-K
period 2002-12-31
GAIAM INC
filed 2003-03-12
CIK 1089872

Use these links to rapidly review the document
Gaiam, Inc.

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-27517

GAIAM, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1113527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 INTERLOCKEN BOULEVARD
BROOMFIELD, CO 80021
(Address of principal executive offices)

(303) 222-3600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Class A Common Stock, $.0001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $90,276,491 as of June 30, 2002, based upon the closing price on the NASDAQ National Market reported on the last business date of the Registrant's most recently completed second quarter. Shares of Common Stock held by each executive officer and director, and by each person who beneficially owns more than 5% of the outstanding Common Stock, have been excluded in that such person may, under certain circumstances, be deemed to be affiliates. This determination for executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2003, 9,192,260 shares of the Registrant's $.0001 par value Class A common stock and 5,400,000 shares of the Registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant's 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

Gaiam, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002

This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words "anticipate," "believe," "plan," "estimate," "expect," "strive," "future," "intend" and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements. Gaiam's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Market Risk" and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, reliance on a centralized fulfillment center, increases in postage and shipping costs, e-commerce trends, future internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and other risks and uncertainties included in Gaiam's filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management's view only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

        Gaiam has established itself as a lifestyle brand, information resource and authority in the Lifestyles of Health and Sustainability (LOHAS) market and seeks to become a unifying symbol of the emerging LOHAS lifestyle. Our lifestyle brand is built around our ability to develop and offer content, products and lifestyle solutions to consumers in the LOHAS market. Our content forms the basis of our proprietary products, on which we realize our highest margins, which then drives demand for parallel product and service offerings. Gaiam's operations are vertically integrated from content creation, through product development and sourcing, to customer service and fulfillment. We market our products and services across two segments, businesses and direct-to-consumers, and through five sales channels: media, national retailers, corporate accounts, catalogs and the Internet. We distribute our products in each of these sales channels from a single fulfillment center.

The LOHAS Market

        The LOHAS market, which represented $227 billion in sales in 2000 according to the Natural Business Communication study, consists of five main sectors:

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

Our Content

        Gaiam's business model revolves around content creation, which forms the basis for our proprietary products. We have an "in house" production team that produces programs on a variety of topics including "how-to" and solutions based programs on mind-body fitness, wellness, and alternative healthcare. Our programs have won 15 Telly awards and several medals at the International New York Film Festival. During 2002, we produced 45 new visual media titles. Gaiam also develops and markets music and audio CDs and publishes printed content.

Our Products

        We currently stock approximately 5,000 stock keeping units (SKUs) of which approximately 3,000 are proprietary products bearing the Gaiam brand. Our proprietary products constituted over 60% of our sales in 2002 up from 53% in 2001, and 37% in 2000. Our best selling products, by LOHAS sector, are as follows:

Sustainable Economy	Healthy Living	Alternative Healthcare	Personal Development	Ecological Lifestyles
Solar Panels and Accessories	Air Filters	Natural Lighting	Yoga Information and Accessories	Natural Cleaners
Energy Systems	Water Filters	Back and Neck Care Products	Pilates Information and Accessories	Organic Cotton Bedding
Energy Efficient Lighting	Personal Air Supply	Massage Accessories	Meditation Information and Accessories	Organic Cotton Towels
Energy Information	EMF Filters	Stress Relief	Fitness Accessories	Organic Cotton Clothing
Evaporative Coolers	Personal Care Products	Allergy and Pain Relief	Performance Wear	Recycled Household Paper Products
Intertie Systems	Natural Beauty Products	Sleep Enhancers	Personal Growth Information	Natural Garden Products
Composters	Whole Foods Brand Supplements	Wellness Information	Kids Fitness Products and Information	Non-Toxic Pest Control
Air Dryers	Natural Pet Care	Aroma Therapy	Relaxation Music	Green Cotton Home Accessories

Our Sales Channels

        We conduct our business across two segments. Our business segment customers are primarily national retailers, corporate accounts and the media. We conduct our direct-to-consumer business through our catalogs and the Internet.

•
Media

        During 2001 and 2002, Gaiam undertook a strategic evaluation of its expanding visual media assets in an effort to realize its incremental value. We recognized the opportunity to improve contribution margins by licensing third parties to manufacture and distribute certain of our media, thereby converting some product sales to license revenues. This strategy lowers recognized, however, offsetting revenues and brand equity could be generated by licensing broadcast rights to our proprietary content.

        Gaiam develops and produces information and programming targeted to consumers who value natural health, personal development and spirituality. Gaiam has an award winning library of titles that it sells to retailers, licenses to selected distributors in countries other than the US and licenses or sublicenses for broadcast. Our current list of licensees includes Koch, Universal Studios, Conscious Media, On Command and Discovery Channel. All of our licensing arrangements require Gaiam branding to be prominent on the programming and are subject to our talent royalty agreements.

•
Retailers

        Since the inception of our retailer channel in 1996, we have increased its breadth and diversity, expanding our coverage to over 32,500 stores as of the end of 2002. Gaiam products are currently sold across a variety of leading retailers, including lifestyle stores such as Discovery Channel Stores; women's beauty stores such as Ulta and Origins; home furnishing stores such as Bed, Bath and Beyond and Linens N Things; natural food stores such as Whole Foods Market; sporting goods stores such as The Sports Authority, Dicks and Galyans; book stores such as Borders and Barnes & Noble; music stores such as Musicland and Tower Records; mass merchants such as Target, Kohls and WalMart; and e-tailers such as Amazon.com and Drugstore.com. Many of these retailers display our products in store-within-store Gaiam lifestyle shops. We implemented our first store-within-store concept in August of 2000 and the concept grew to over 1,500 stores by the end of 2001 and over 3,500 by the end of 2002. In addition to our presence in Canada we have expanded to the United Kingdom and Australia.

•
Services

        Gaiam provides products and services to businesses that desire renewable energy solutions or healthy and natural alternatives to traditional products or processes and services such as eco-travel. We have a design and consulting service for corporate accounts that assesses energy needs and makes recommendations for more efficient solutions. We also organize individual and family eco-travel trips and group eco-travel adventures for museums and zoological societies, schools and universities and conservation and corporate groups. Integral to our complete eco-travel experience is imparting an understanding of, and having our travelers experience the critical nature and work needed to protect and preserve our wildlife, wild places and environment. Clients of our lifestyle services included The White House, NASA, Fetzer Winery, the U.S. Departments of Energy, the Government of Brazil, The Smithsonian Institute and World Wildlife Fund.

•
Catalogs

        Gaiam offers a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. We produce catalogs in all sectors of LOHAS, using our sub-brands Gaiam Harmony (ecological lifestyles and healthy living), Gaiam Living Arts (personal development), Gaiam InnerBalance (alternative healthcare and healthy living), and Gaiam Real Goods (sustainable economy). The typical Gaiam direct consumer is female has an average income of $75,000 and is well educated.

•
Internet

        We use the Internet to sell our products and to provide information on the LOHAS lifestyle. We currently offer over 5,000 SKUs on our website, www.gaiam.com. We promote our website through our visual media, catalogs, print publications, product packaging and Internet Links. A key component of our internet approach is to provide customer support for Internet sales from our in-house call center. According to a Jupiter Communications study, 90% of on-line customers prefer human interaction when they require customer service. This is particularly important for Gaiam because the use of many of our products is enhanced by the extensive product education and information that we make available online and through our well informed customer service personnel.

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

        Our proprietary products are designed by our product development team, sourced both domestically and internationally by our merchandisers and produced by third party suppliers to our specifications. We also screen the environmental and social responsibility of our suppliers. In order to minimize risk we often identify an alternate supplier for our products in a separate location.

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

•
Established Infrastructure

        During 2000, we moved from a 64,000 square foot facility into a 208,000 square foot fulfillment center near Cincinnati, Ohio, which provides significant capacity to support the growth of our business. This central United States location allows us to achieve shipping cost efficiencies to most locations. The center is also located within 30 minutes of several major shipping company hubs. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-IP telecom network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

•
Expand our Media Offering

        Proprietary and authentic content lies at the core of our business model. Our media channel introduces customers to Gaiam and helps establish Gaiam as an authority in the LOHAS market. Gaiam's primary focus is on leveraging our content with branded lifestyle product offerings through various media, catalogs, the Internet, and national retailers. We believe that the content centric strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach.

        We will continue to develop authentic content that caters to the LOHAS lifestyle in video and DVD formats and also accelerate our efforts in the music, broadcast and publishing categories. We have already expanded our visual media offerings internationally and plan to continue to leverage this opportunity.

•
Strengthen our Lifestyle Brand

        Our goal is to maintain the Gaiam brand as an authority in the LOHAS market and to establish Gaiam as a unifying symbol of the emerging LOHAS lifestyle. Strategically, all proprietary products are now being marketed under one unified brand "Gaiam". We plan to strengthen the Gaiam brand by growing our media, by focusing on category management initiatives, increasing our store-within-a-store presence across national retailers, increasing our marketing efforts, and by aggressively developing and marketing proprietary products while maintaining our high level of customer service.

•
Expand our Proprietary Products

        Our proprietary products, which we introduced in 1997, represented 60% of our revenues in fiscal year 2002, up significantly from 53% in 2001, 37% in 2000 and 24% in 1999. These products carry a higher margin, provide for branding opportunity and distinguish us from many of our competitors. We currently offer over 3,000 SKUs of proprietary products that range from media products to sleep, stress relief, yoga and pilates accessories to organic cotton bedding and bath products. We continue to develop and market an increasing number of proprietary products across each of the five LOHAS sectors. As our sales volumes continue to grow we are strengthening our supply chain globally by sourcing a greater number of products offshore. We leverage our product development costs over all sales channels.

•
Capitalize on our Multi-channel Approach

        Our multi-channel strategy affords us the broadest possible customer reach. This approach makes purchasing our lifestyle products convenient regardless of the channel customers prefer. Additionally this diversified and strategic approach should provide for continued operating and business stability as we have the ability to cross-market lifestyle products and services regardless of the customer location or the channel to which we are marketing. In our direct-to-consumer business we are open 24 hours a day, offering our entire selection of products on our Internet site.

        In our business segment, we are expanding our media channel, especially television broadcast and on-demand cable programming, which enables us to reach customers who might not be familiar with Gaiam through our other sales channels as well as expanding our presence in national retailers. We have expanded to 32,500 current retail points and we are building store-within-a-store Gaiam lifestyle shops in a variety of stores, including Whole Foods Markets, Discovery Stores, Ulta, Dillards, Dicks, Galyans and other national retailers. We have a presence in women's beauty stores such as Origins, sporting goods chains such as The Sports Authority and Olympia Sports, home furnishing stores such as Bed, Bath and Beyond and mass merchants such as Target and Wal-Mart. We have expanded into department stores such as Marshall Fields, May Company and Federated.

•
Expand into New Product Categories in our Business Segment

        We have successfully established Gaiam as one of the leaders in the mind-body health category. In an effort to leverage and diversify our strong relationships with our customer base we continue to offer products across an increasing number of lifestyle categories including functional apparel, natural home and health solutions. We continue to test products in our direct business for expansion opportunities at retailers. We believe that the Gaiam brand can extend to all aspects of LOHAS in our business segment.

•
Complement our Existing Business with Selective Strategic Acquisitions

        Given that we have delivered strong internal growth we do not depend on acquisitions. Even though our strategy is not dependent on acquisitions, we will consider strategic acquisitions in the LOHAS market that complement our existing business, increase our media and related product offerings, and expand our geographical reach. We especially focus on companies with a strong brand identity and with customer and product information databases that augment ours. Gaiam allows some of the acquired company's management team to retain responsibility for front-end business functions such as creative presentation and marketing, while consolidating operational functions under Gaiam's existing infrastructure when economies of scale can be realized.

Our Business Segments

        We separate our business into two business segments: the business segment which includes sales to businesses, retailers, corporate accounts and our media channel; and the direct-to-consumer segment, which includes catalogs, print advertising, and e-commerce.

        Our business segment provides us with increased branding opportunity, higher operating contribution and mainstream growth potential. As such we continue to emphasize our focus on this segment. The business segment represented 54% of 2002 revenues, up from 48% in 2001 and 28% in 2000. See Note 11 to our Consolidated Financial Statements for further information on our segments.

Our Intellectual Property

        The tradename Gaiam, various product names, and URL's are subject to trademark or pending trademark applications of Gaiam or a Gaiam company. We believe these trademarks are significant assets to our business.

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

        Because Gaiam uses multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include PPI Entertainment, Goldhil Media, Reebok, thousands of small, local and regional businesses, and product lines or items that are offered by large retailers, manufacturers, publishers and media producers.

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

        Our success also depends upon the willingness of consumers to purchase goods and services that promote the values we espouse. While we believe our business plan and assumptions are reasonable, the demographic trends on which they are based may change and the current levels may not be sustained. The decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect the growth of our customer base and revenues and, accordingly, our financial prospects.

Our Employees

        As of February 20, 2003, Gaiam and the Gaiam companies employed approximately 241 persons. None of our employees are covered by a collective bargaining agreement.

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

        The Gaiam companies generally collect sales taxes only on sales to residents of states in which Gaiam has locations. Currently, Gaiam collects sales taxes in sales to residents of California, Colorado and Ohio. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. If legislation is enacted that requires Gaiam to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected.

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

Available Information

        Our corporate website at www.gaiam.com provides information about Gaiam, its history, goals and philosophy, as well as certain financial reports and corporate press releases. It also features a library of information and articles on personal development, healthy lifestyles and environmental issues, along with an extensive offering of products and services. We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have added a link on our website to our Securities and Exchange Commission filings.

        We have included our website address only as inactive textural reference, and the information contained on our website is not incorporated by reference into the Form 10-K.

Factors That May Affect Future Results

        We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and historical results are not necessarily an indication of the future results. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

Changes in general economic conditions could have a material impact on our business

        Our results of operations could be impacted by changes in overall economic conditions that impact consumer spending. Future economic conditions affecting disposable income such as employment levels, consumer confidence, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending to our competitors. If the current economic conditions and performance of the retail and media environment do not improve, or worsen, we may experience material adverse impacts on our business, operating results and financial condition.

Increased Competition Could Impact Our Financial Results

        We believe that the LOHAS market has thousands of small, local and regional businesses. Some smaller businesses may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage. Although we believe that we do not compete directly with any single company with respect to our entire range of merchandise, within each merchandise category we have competitors and may face competition from new entrants. Some of our competitors or our potential competitors may have greater financial and marketing resources. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors. Increased competition from these or other competitors could negatively impact our business.

Changing consumer preferences may have an adverse effect on our business

        Our business is targeted at consumers who assign high value to personal development, healthy lifestyles, renewable energy and the environment. A decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect the growth of our customer base and sales revenues and, accordingly, our financial prospects. Further, consumer preferences are difficult to predict. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and we may not respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, increased merchandise returns and lower margins, which would have a material adverse effect on our business.

We may face quarterly and seasonal fluctuations that could harm our business

        Our revenue and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including the timing of catalog offerings, timing of orders from retailers, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In addition, our net sales and profits have historically been higher during the fourth quarter holiday season. We believe that this seasonality will continue in the future. If, for any reason, our sales were to fall below expectations during the fourth quarter holiday season, our financial condition and results of operations would be adversely affected.

Our strategy of offering branded products could lead to inventory risk and higher costs

        An important part of our strategy is to feature branded products. These products are sold under our brand names and are manufactured to our specifications. We expect our reliance on branded merchandise to increase. The use of branded merchandise requires us to incur costs and risks relating to the design and purchase of products, including submitting orders earlier and making longer initial purchase commitments.

        In addition, the use of branded merchandise limits our ability to return unsold products to vendors, which can result in higher markdowns in order to sell excess inventory. Our commitment to customer service typically results in more emphasis being placed on keeping a high level of merchandise in stock so we can fill orders immediately. Consequently, we run the risk of having excess inventory, which may also contribute to higher markdowns. Our failure to successfully execute a branded merchandise strategy or to achieve anticipated profit margins on these goods, or a higher than anticipated level of overstocks, may materially adversely affect our revenues.

        We offer our customers liberal merchandise return policies. Our financial statements include a reserve for anticipated merchandise returns, which is based on historical return rates. It is possible that actual returns may increase as a result of factors such as the introduction of new merchandise, changes in merchandise mix or other factors. Any increase in our merchandise returns will correspondingly reduce our revenues.

Acquisitions may harm our financial results

        Acquisitions have been part of our growth and may continue to be part of our growth in the future. These acquisitions may be of entire companies, controlling interests in companies or of minority interests in companies where we intend to invest as part of a strategic alliance. If we are not successful in integrating companies that we may acquire or are not able to generate adequate sales from the acquired entities, our business could be materially and adversely affected.

The loss of the services of our key personnel could disrupt our business

        We depend on the continued services and performance of our senior management and other key personnel, particularly Jirka Rysavy and Lynn Powers. We do not carry any key-man life insurance. Our strategy of allowing the management teams of some acquired companies to continue to exercise significant management responsibility for those companies makes it especially important that we retain key employees, particularly the sales and creative teams, of the companies we might acquire.

Our founder and chief executive officer Jirka Rysavy controls Gaiam

        Mr. Rysavy holds 100% of Gaiam's 5,400,000 outstanding shares of class B common stock and also owns 2,236,200 shares of class A common stock. The shares of class B common stock are convertible into shares of class A common stock at any time. Each share of class B common stock has ten votes per share, and each share of class A common stock has one vote per share. Consequently, Mr. Rysavy is able to vote a majority of our stock, and will be able to exert substantial influence over Gaiam and to control matters requiring approval by the shareholders of Gaiam, including the election of directors, increasing our authorized capital stock, or a merger or sale of our assets. As a result of Mr. Rysavy's control, no change of control of Gaiam can occur without Mr. Rysavy's consent.

Our success depends on the value of the Gaiam brand, and if the value of our brand were to diminish, our revenues, results of operations and prospects would be adversely affected

        Because we are increasing our sales of proprietary products, our success increasingly depends on the Gaiam brand. Building and maintaining recognition of the Gaiam brand is important to attracting and expanding our customer base. If the value of the Gaiam brand were adversely affected, we cannot be certain that we will be able to attract new customers, retain existing customers or encourage repeat purchases.

Disputes concerning media content and intellectual property may adversely affect us

        Most of our media content is subject to arrangements with third parties pursuant to which we have licensed certain rights to use and distribute media content owned by third parties or have licensed to third parties certain rights to use and distribute media content that we own. In addition, we have a number of agreements with third parties concerning the use of our media content and intellectual property, including agreements regarding royalties, distribution, duplication, etc. Allegations that we do not have rights to use media content and other disputes arising from of such arrangements can be costly and may have material adverse impact on our results.

We are dependent on third party suppliers for the success of our proprietary products

        We are increasingly dependent on the success of our proprietary products, and we rely on a select group of manufacturers to provide us with sufficient quantities to meet our customer's demands in a timely manner, produce these products in a humane and safe environment for both their workers and the planet, maintain quality standards consistent with the Gaiam brand, and meet certain pricing guarantees. Our sourcing of these products overseas continues to increase, and these arrangements carry risks associated with relying on products manufactured outside of the United States, including political unrest and trade restrictions, currency fluctuations, work stoppages, and other uncertainties. In addition, a number of our suppliers are small companies, and some of these vendors may not have sufficient capital, resources, or personnel to increase their sales to us or to meet our needs for increased commitments from them. The failure of our suppliers to provide sufficient quantities of our proprietary products could decrease our revenues, increase our costs, and damage our customer service reputation.

We rely on communications and shipping networks to deliver our products

        Given our emphasis on customer service, the efficient and uninterrupted operation of order-processing and fulfillment functions is critical to our business. To maintain a high level of customer service, we rely heavily on a number of different outside service providers, such as printers, telecommunications companies and delivery companies. Any interruption in services from our principal outside service providers, including delays or disruptions resulting from labor disputes, power outages, human error, adverse weather conditions or natural disasters, could materially adversely affect our business. In addition, products that we source overseas must be shipped to our distribution center by freight carriers, and we cannot be assured that a work stoppage or political unrest would not adversely affect our ability to fulfill our customer orders.

Information systems upgrades or integrations may disrupt our operations or financial reporting

        We continually evaluate and upgrade our management information systems which are critical to our business. These systems assist in processing orders, managing inventory, purchasing and shipping merchandise on a timely basis, responding to customer service inquiries, and gathering and analyzing operating data by business segment, customer, and SKU (a specific identifier for each different product). As our business grows we will need to continually update these systems. Furthermore, if we acquire other companies, we will need to integrate the acquired companies' systems with ours, a process that could be time-consuming and costly. If our systems cannot accommodate our growth or fail, we could incur substantial expenses.

        Additionally, our success in e-commerce will depend upon our ability to provide a compelling and satisfying shopping experience. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online technology.

A material security breach could cause us to lose sales, damage our reputation or result in liability to us

        Our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. Our relationships with our customers may be adversely affected if the security measures that we use to protect personal information, such as credit card numbers, are ineffective. We currently rely on security and authentication technology that we license from third parties. We may not be able to prevent all security breaches.

Our systems may fail or limit user traffic, which would cause us to lose sales

        We support most of our business through our call center in Broomfield, Colorado. Even though we have back up arrangements, we are dependent on our ability to maintain our computer and telecommunications equipment in this center in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our computer and telecommunications systems and lead to degradations in performance or systems failure. We have experienced capacity constraints and failure of information systems in the past that have resulted in decreased levels of service delivery or interruptions in service to customers for limited periods of time. Although we continually review and seek to upgrade our technical infrastructure and provide for system redundancies and backup power to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our infrastructure, including our call center, our ability to grow may be constrained.

If the protection of our internet domain names is inadequate, our brand recognition could be impaired and we could lose customers

        We currently hold various internet domain names relating to our brand, including www.gaiam.com and www.gaia.com. The acquisition and maintenance of domain names is regulated by governmental agencies and their designees. The regulation of domain names in the U.S. and in foreign countries is changing and is expected to continue to change in the future. As a result, we may not be able to acquire or maintain the domain names we want in all countries in which we seek to conduct business. Furthermore, we may be unable to prevent third parties from acquiring domain names whose similarity decreases the value of our trademarks and proprietary rights. Loss of our internet domain names could adversely affect our ability to develop brand recognition.

Government regulation of the Internet and E-commerce is evolving and unfavorable changes could harm our business

        We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and E-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, pricing, content, copyrights, distribution, consumer protection, the provision of online payment services and quality of products and services. There is lack of clarity on how existing laws governing issues such as property ownership, sales and other taxes and personal privacy apply to the Internet and E-commerce. Unfavorable resolution of these issues may harm our business.

We may face legal liability for the content contained on our website

        We could face legal liability for defamation, negligence, copyright, patent or trademark infringement, personal injury or other claims based on the nature and content of materials that we publish or distribute on our website. If we are held liable for damages for the content on our website, our business may suffer. Further, one of our goals is for www.gaiam.com to be a trustworthy and dependable provider of information and services. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on our reputation and our business.

Relying on our centralized fulfillment center could expose us to losing revenue

        Prompt and efficient fulfillment of our customers' orders is critical to our business. Our facility in Cincinnati, Ohio handles our fulfillment functions and some customer-service related operations, such as returns processing. A majority of our orders are filled and shipped from the Cincinnati facility. The balance is shipped directly from suppliers. Because we rely on a centralized fulfillment center, our fulfillment functions could be severely impaired in the event of fire, extended adverse weather conditions, or natural disasters. Because we recognize revenue only when we ship orders, interruption of our shipping would diminish our revenues.

Postage and shipping costs may increase and therefore increase our expenses

        We ship our products, catalogs, and lifestyle publications to consumers and the cost of shipping is a material expenditure. Postage and shipping prices increase periodically and can be expected to increase in the future. Any inability to secure suitable or commercially favorable prices or other terms for the delivery of our merchandise and catalogs could have a material adverse effect on our financial condition and results of operations.

MANAGEMENT

Directors and Executive Officers

        Our executive officers and directors, their respective ages as of December 31, 2002 and their positions are as follows:

Name	Age	Position
Jirka Rysavy	48	Founder, Chairman of the Board and Chief Executive Officer
Lynn Powers	53	President, Director and CEO of North American operations
James Argyropoulos(1)(2)	58	Director
Barnet M. Feinblum(1)(2)	55	Director
Barbara Mowry(1)(2)	55	Director
Paul H. Ray(1)	63	Director

(1)
Member of the Compensation Committee
(2)
Member of the Audit Committee

        JIRKA RYSAVY—Founder, Chairman and Chief Executive Officer of Gaiam. He has been Chairman since Gaiam's inception and became the full-time Chief Executive Officer in December 1998. In 1986, Mr. Rysavy founded Corporate Express, Inc., which, under his leadership, grew to become a Fortune 500 company supplying office and computer products and services. He was its Chairman and Chief Executive Officer until September 1998. Mr. Rysavy also founded and served as Chairman and Chief Executive Officer of Crystal Market, a health foods market, which was sold in 1987 to become the first Wild Oats Markets store.

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

        JAMES ARGYROPOULOS—Director since May 2002. Mr. Argyropoulos is the founder and Chairman of The Walking Company, a lifestyle specialty retailer. Previously Mr. Argyropoulos served as Chairman and Chief Executive Officer of The Cherokee Group Inc,. a shoe manufacturing and apparel business he founded in 1972.

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

        BARBARA MOWRY—Director since October 1999. Ms. Mowry is CEO of OneRealm. From November 1997 until February 2001, Ms. Mowry was the President and Chief Executive Officer of Requisite Technology, a business-to-business e-commerce company specializing in the creation and management of electronic content and catalogs. Prior to joining Requisite Technology, Ms. Mowry was an officer of Telecommunications, Inc. (cable television) from 1995 to 1997. In 1990, Ms. Mowry founded, and until 1995 served as Chief Executive Officer of The Mowry Company, a relationship marketing firm focusing on the development of long-term customer relationships for businesses.

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

        Each director serves a one-year term. Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of Gaiam.

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

        The following table sets forth certain information relating to our primary facilities, all of which are leased:

Primary Locations	Size	Use	Lease Expiration
Broomfield, CO	36,000 sq. ft.	Headquarters and customer service	May 2005
Cincinnati, OH	208,000 sq. ft.	Fulfillment center	March 2006
Venice, CA	9,000 sq. ft.	Media/sales office	July 2005
Hopland, CA	12 acres	Renewable energy demo site	Owned

We have options to renew our headquarters lease. We are in the process of closing its leased facility in Venice, California. We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3. Legal Proceedings

        From time to time, Gaiam is involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material, adverse effect on our business.

        Gaiam, one of its subsidiaries and certain other persons associated with the predecessor of Gaiam's subsidiary are defendants in litigation filed in February 2001 in Los Angeles Superior Court. The plaintiffs licensed two video titles to the predecessor of Gaiam's subsidiary. The plaintiffs have sought to amend their complaint on four different occasions, and their current complaint alleges breach of contract and seeks relief with respect to sales of the two video titles. Gaiam has denied the allegations and countersued the plaintiffs for breach of contract, misappropriation of trademarks and tradenames and conversion. Gaiam is vigorously defending the plaintiff's allegations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended December 31, 2002.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Stock Price History

        Gaiam's Class A common stock has been quoted on the NASDAQ under the symbol "GAIA" since our initial public offering on October 29, 1999. On February 27, 2003 we had 8,768 stockholders of record and 9,192,260 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

        The following table sets forth certain sales price and trading volume data for Gaiam's Class A common stock for the period indicated:

	High Bid	Low Bid	Close	Average Daily Volume
Fiscal 2002:
Fourth Quarter	$12.11	$9.40	$10.37	26,031
Third Quarter	$15.22	$8.05	$11.47	32,811
Second Quarter	$18.45	$13.00	$14.64	42,002
First Quarter	$23.81	$15.00	$18.42	53,027
Fiscal 2001:
Fourth Quarter	$23.61	$14.45	$21.80	41,636
Third Quarter	$20.25	$13.14	$15.74	93,051
Second Quarter	$16.00	$9.43	$14.20	16,125
First Quarter	$15.75	$9.38	$10.88	5,915

Dividend Policy

        Gaiam has never declared or paid any cash dividends on its capital stock. Gaiam currently intends to retain earnings to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. In addition, our bank credit agreement prohibits payment of any dividends to our shareholders.

Sales of Unregistered Securities

        During 2000, Gaiam acquired a yoga props company and a 70% interest in an organic clothing manufacturer. Total consideration paid for these acquisitions was approximately $315,000 in cash and 21,243 shares of Class A common stock. These shares were issued on February 29, 2000 (14,000 shares) and June 20, 2000 (7,243 shares). These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

        On January 30, 2002, Gaiam issued 24,000 shares of Class A common stock upon exercise of warrants. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

        Gaiam acquired the remaining 49.9% interest in Gaiam.com that it did not previously own in a transaction effective November 1, 2002. Total consideration paid for a combination of the stock acquisition and the redemption of the $6,000,000 in Redeemable Preferred stock was $2,000,000 in cash and 500,000 shares of Class A common stock. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,727,562	$9.14	372,438
Equity compensation plans not approved by security holders	None	None	None

Total	1,727,562	$9.14	372,438

Item 6. Selected Financial Data

        The selected statement of operations for the years ended December 31, 2000, 2001 and 2002 and balance sheet data as of December 31, 2001 and 2002 set forth below are derived from Gaiam's audited consolidated financial statements which are included elsewhere in this Form 10-K. The selected statement of operations for the years ended December 31, 1998 and 1999 and balance sheet data as of December 31, 1998, 1999 and 2000 set forth below are derived from Gaiam's audited consolidated financial statements which are not included in this form 10-K. The historical operating results are not necessarily indicative of the results to be expected for any other period. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Gaiam's consolidated financial statements and related notes, included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data
Net revenues	$111,406	$98,737	$60,588	$45,725	$30,739
Cost of goods sold	45,475	39,276	23,793	18,176	13,174

Gross profit	65,931	59,461	36,795	27,549	17,565
Selling, operating, general and administrative expenses(1)	57,180	52,849	32,367	25,425	16,580

Operating income (loss)	8,751	6,612	4,428	2,124	985
Other income (loss)(2)	(261)	346	(283)	606	388

Income before income taxes and minority interest	8,490	6,958	4,145	2,730	1,373
Income taxes	3,002	2,498	1,556	1,063	251
Minority interest income (loss) of consolidated subsidiary, net of tax	(40)	(404)	60	51	(262)

Net income	$5,448	$4,056	$2,649	$1,718	$860

Net income per share:
Basic	$0.39	$0.33	$0.24	$0.20	$0.11
Diluted	$0.38	$0.32	$0.23	$0.19	$0.11

Shares outstanding:
Basic	14,107	12,396	10,858	8,785	8,073
Diluted	14,489	12,809	11,525	9,119	8,119
	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data
Cash	$11,422	$22,244	$8,579	$3,877	$1,410
Securities available-for-sale(3)	—	—	—	—	1,634
Working capital	33,944	41,403	15,269	5,911	(81)
Total assets	91,672	88,187	48,477	27,260	16,677
Long-term debt (net of current maturities)	55	238	5,770	2,109	299
Stockholders' equity(3)	69,371	58,633	18,111	14,951	3,661

(1)
Fiscal 2002 includes a relocation charge of $375,953 for the consolidation of finance and creative staff into the Colorado headquarters and a charge of $1,382,900 primarily for lease termination cost associated with the closure of our office in Venice, California. Fiscal 2001 includes a one-time impairment charge of $1,350,000 in 2001 against the Interworld platform of the Gaiam.com website.

(2)
Other income in 1998 and 1999 primarily reflects income from sale of securities available-for-sale.
(3)
Securities valued at fair market value in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of Gaiam's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

Overview

        Gaiam is a multi-channel lifestyle company providing information, goods and services to customers who value personal development, healthy living and renewable energy. Gaiam was incorporated in Boulder, Colorado in 1988 to support "Conscious Commerce," the practice of making purchasing decisions based on lifestyle and personal values. In 1995, Gaiam began to expand nationally. In 1996, Gaiam made a large investment in infrastructure and operating systems to support rapid growth. From 1997 to 2002, Gaiam's revenues increased from $19.9 million to $111.4 million, representing a compound annual growth rate of 41.1%.

        Gaiam's business model is evolving as evidenced by the increase in the percentage of our revenues from our media and national retailer channels. The increased focus on the above-mentioned channels is planned and strategic in nature as it provides us with increased branding opportunity, higher operating contribution and greater mainstream penetration. In 2002, our business segment increased to 54% of total revenues, up from 13% in 1998. Even with the segment shift to business, Gaiam's gross margin remained strong at 59.2% primarily because of our continued focus on higher margin proprietary products. In 2002, over 60% of our sales were comprised of proprietary products, up significantly from 53% in 2001.

        Gaiam's internal growth (revenue growth from existing operations, excluding acquisitions until such acquisitions have been held for four previous fiscal quarters) remained healthy at 18% during 2002.

        In the third quarter of 2002 Gaiam acquired a majority interest in a catalog company for $600,000. This acquisition was accounted for using the purchase method, and, since this company had negative net worth (liabilities exceeded assets), Gaiam recorded $2.9 million of goodwill. During the fourth quarter Gaiam acquired the remaining 49.9% interest in Gaiam.com that it did not own previously and redeemed $6,000,000 in Redeemable Preferred stock for $2,000,000 in cash and 500,000 shares of Gaiam Class A common stock. In the fourth quarter Gaiam invested $7.8 million for a minority interest in Conscious Media, Inc., a multimedia company. This was accounted for under the cost method of accounting.

        In the first quarter of 2003, Gaiam acquired a 50.1% interest in Leisure Systems International, a distributor of wellness products based in the U.K. Total consideration for the acquisition was approximately $4,300,000 in cash and 50,000 shares of Gaiam Class A common stock.

Critical Accounting Policies

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We believe that of the significant accounting polices described in Note 1 to the consolidated financial statements, the following involve a higher degree of complexity.

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

        Investments—Methodology

        Investments are accounted for using the equity method of accounting if the investment gives Gaiam the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if Gaiam has an ownership interest in the voting stock of the investee of between 20% and 50%. Investments in equity method investees would be included on the accompanying consolidated balance sheet in "Investments". Gaiam does not own any investments which are be accounted for under this method.

        All other equity investments, which consist of investments for which Gaiam does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. For public companies that have readily determinable fair values, Gaiam classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values. Investments under the cost method would be included on the accompanying consolidated balance sheet in "Investments".

        Capitalized Production Costs—Methodology

        Capitalized production costs include costs incurred to produce informational media products marketed by Gaiam to retail marketers and direct-mail customers. These costs are deferred for financial reporting purposes until the media is released, then amortized over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate.

        Revenues—Methodology

        Gaiam recognizes revenue at the time merchandise is shipped to the customer, when services rendered have been completed, and when contractual obligations under licensing agreements have been fulfilled.

        Goodwill—Methodology

        Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise, on a reporting unit level. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.

        If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of impairment loss, if any. Gaiam has allocated goodwill to two reporting units, and uses a market value method for the purposes of testing for potential impairment. The annual review requires extensive use of financial judgment and estimates. Application of alternative assumptions and definitions, such as a change in the composition of a reporting unit, could yield significantly different results. Prior to fiscal year 2002, goodwill was being amortized over lives ranging from 10 to 20 years. In 2002, there was no impairment of goodwill.

Results of Operations

        The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	For the Year Ended December 31,
	2002	2001	2000
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	40.8%	39.8%	39.3%

Gross profit	59.2%	60.2%	60.7%

Expenses:
Selling and operating	42.9%	45.5%	45.1%
Corporate, general and administrative	8.4%	8.0%	8.3%

Total expenses	51.3%	53.5%	53.4%

Income from operations	7.9%	6.7%	7.3%
Other income (expense), net	-0.3%	0.3%	-0.4%

Income before income taxes and minority interest	7.6%	7.0%	6.9%
Provision for income taxes	2.7%	2.5%	2.6%
Minority interest in net income (loss) of consolidated subsidiary, net of tax	0.0%	0.4%	-0.1%

Net income	4.9%	4.1%	4.4%

Year ended December 31, 2002 compared to year ended December 31, 2001

        Revenues increased 13% to $111.4 million in 2002 from $98.7 million in 2001. Increased sales to national retail chains and proprietary products contributed towards Gaiam's internal growth rate of 18% for the year. The closure of some catalog operations and the multi-store retail operation we acquired in connection with the Real Goods transaction lowered our year over year sales growth comparison even after factoring in acquisition contribution. During fiscal 2002 we reduced catalog circulation 14% as planned. We anticipate increasing circulation in fiscal 2003. Business segment revenues increased to $60.6 million or 54% of Company sales in 2002 up from $47.5 million or 48% in 2001.

        During 2002 Gaiam converted some distribution arrangements to licensing agreements and expanded licensing of its visual media assets for broadcast and pay per view in order to increase brand exposure and generate revenues. In fiscal 2002, Gaiam recognized approximately $6 million in licensing revenues from Universal Studios, Koch, Conscious Media and Discovery Channel. Our Canadian distributor Koch was converted to a media licensee. If we had not converted Koch to a licensee (currently we only recognize royalty payments) the Company would have recognized approximately $3 million in additional revenues in fiscal 2002. Costs to convert our visual media library for broadcast and licensing including international conversion and formatting and the cost to repurchase rights from Universal for Europe and Asia have been expensed.

        Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased 10.9% to $65.9 million in 2002 from $59.5 million during 2001. As a percentage of revenue, gross profit was 59.2% in 2002 compared to 60.2% in 2001. This was primarily attributable to product mix diversification in our business segment and as a result of the business segment representing a greater percentage of total sales. This segment carries lower gross margin but the operating contribution is higher. Gaiam continues to pursue growth of its proprietary product offerings, on which Gaiam has better margins.

        Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses, increased 6.5%, which is less than the revenue increase of 13%, to $47.8 million in 2002 from $44.9 million in 2001. As a percentage of revenues selling and operating expenses decreased to 42.9% in 2002 from 45.5% in 2001 primarily due to leverage associated with the increased percentage of sales from our business segment. Excluding the charges described below selling and operating expenses decreased to 41.4% in 2002 from 44.1% in 2001.

        Corporate, general and administrative expenses increased to $9.3 million for 2002 from $7.9 million in 2001 mainly due to higher revenues. As a percentage of revenues, general and administrative expenses increased to 8.4% in 2002 from 8.0% in 2001.

        A charge of $375,953 was taken in the first quarter of 2002. The charge was associated with relocation costs for the consolidation of our finance and creative staff from California into our Colorado headquarters. The remainder of our operations staff from Venice, California was consolidated during the fourth quarter of 2002. As a result, the office in Venice is being closed and we have taken a charge of $1,382,900 primarily for lease termination costs. In fiscal 2001 Gaiam took an impairment charge of $1,350,000 related to the Interworld platform of its Gaiam.com website.

        Operating income, as a result of the factors described above, increased 32% to $8.8 million or 7.9% of sales up from $6.6 million or 6.7% of sales in 2001. Excluding the charges described above operating income for fiscal 2002 and 2001 was 9.4% and 8.1% of sales in 2002 and 2001, respectively.

        Gaiam recorded $260,620 in other expense during 2002, compared to other income of $346,238 in 2001. This was partly attributable to the loss of $181,708 associated with the sales commission and other expenses paid on the sale of the Gaiam Yoga Center in 2002. Minority interest share of net income was $40,443 in 2002, and $404,305 in 2001. Minority interest changed year-over-year primarily due to Gaiam's purchase of the remaining minority interests in Gaiam.com, its organic clothing business and two renewable energy businesses.

        The income tax provision increased to $3.0 million in 2002, from $2.5 million in 2001 due to increased profits.

        Net income, as a result of the factors described above, increased 34% to $5.4 million in 2002 from $4.1 million during 2001.

Year ended December 31, 2001 compared to year ended December 31, 2000

        Revenues increased 63% to $98.7 million in 2001 from $60.6 million in 2000. Gaiam's internal growth rate was 48%, fueled primarily by the growth in sales to national retail chains. Business segment revenues increased to $47.5 million in 2001 from $16.8 million in 2000.

        Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased 61.6% to $59.5 million in 2001 from $36.8 million during 2000. As a percentage of revenue, gross profit was 60.2% in 2001 compared to 60.7% in 2000. This was primarily attributable to product mix diversification in our business segment and growth in the renewables business, which has a lower gross profit contribution than Gaiam's other businesses. Gaiam continues to pursue growth of its proprietary product offerings, on which Gaiam has better margins.

        Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses, increased 59.6%, which is less than the revenue increase of 63%, to $43.6 million in 2001 from $27.3 million in 2000. As a percentage of revenues, selling and operating expenses decreased to 44.1% in 2001 from 45.1% in 2000 primarily due to leverage associated with the increased percentage of sales from our business segment.

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

Quarterly and Seasonal Fluctuations

        The following table sets forth our unaudited quarterly results of operations for each of the quarters in 2002 and 2001. In management's opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$24,284	$24,067	$25,794	$37,261
Gross profit	14,269	14,182	15,030	22,450
Operating income (loss)	1,175	1,677	2,246	3,653
Net income	736	1,003	1,395	2,314
Net income per share	$0.05	$0.07	$0.10	$0.16
Weighted average shares outstanding	14,532	14,468	14,376	14,622
	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share data)
Net revenue	$17,671	$22,019	$23,946	$35,101
Gross profit	10,824	13,247	14,221	21,169
Operating income (loss)	735	1,549	1,792	2,536
Net income	419	552	970	2,115
Net income per share	$0.04	$0.05	$0.07	$0.15
Weighted average shares outstanding	11,563	11,679	13,497	14,458

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

        In 2001 Gaiam consolidated its line of credit agreements with Wells Fargo Bank into one agreement. In 2002 Gaiam executed a new credit agreement, which expires during 2005, permits borrowings of up to $15 million based upon the collateral value of Gaiam's accounts receivable, inventory and certain property and equipment. Borrowings under the Wells Fargo credit agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam's assets, and the agreement contains various financial covenants, including prohibiting the payment of cash dividends to Gaiam shareholders and requiring maintenance of certain financial ratios. At December 31, 2002, Gaiam had no amounts outstanding under this agreement, and was in compliance with all the financial covenants.

        Gaiam's operating activities generated net cash of $1.0 million in 2002 and used cash of $6.6 million in 2001. Gaiam's net cash generated from operating activities for 2002 arose from net income of $5.4 million, a decrease in inventory of $679k, and an increase in accounts payable of $2.2 million, which was primarily offset by an increase in accounts receivable of $5.6 million (associated with the growth in the business segment and increased sales to major national retailers) and an increase in capitalized production costs of $1.4 million. Gaiam's net cash used by operating activities for 2001 arose primarily from an increase in inventories in order to support additional revenue growth, including store-within- store rollouts, and from increased accounts receivable associated with greater sales from the business segment.

        Gaiam's investing and acquisition activities used net cash of $11.4 million and $5.7 million during 2002 and 2001, respectively. In 2002, Gaiam acquired a majority interest in a catalog company for $600,000. Gaiam also acquired the remaining 49.9% interest in its internet subsidiary Gaiam.com that it did not own previously and redeemed $6,000,000 of Redeemable Preferred stock for $2,000,000 in cash and 500,000 shares of Gaiam Class A common stock. Strategically, we decided to exit the retreat and conference services in 2002 by selling the Gaiam Yoga Center for $2.7 million and reinvested the proceeds in our broadcast brand building activities. As such, Gaiam invested $7.8 million for a minority interest in Conscious Media, Inc., (a multimedia company) as part of our efforts to build brand equity through broadcast media without having an ongoing impact on cash flow. A requirement of the above investment stipulates that Conscious Media will broadcast the licensed content under the Gaiam brand. The cash used in investing activities in 2001 primarily arose from Gaiam's merger with Real Goods Trading Corporation, and also the acquisition of the stock and net assets of Earthlings, Inc. and Self Care, Inc. for a total combined purchase price for both companies of $3.8 million.

        In January 2003, we acquired a 50.1% interest in Leisure Systems International, a distributor of wellness products based in the U.K. Total consideration for the acquisition was approximately $4,300,000 in cash and 50,000 shares of Gaiam Class A common stock.

        Gaiam's financing activities used net cash of $400k in 2002. During 2001 financing activities provided net cash of $25.9 million primarily resulting from the completion of Gaiam's secondary offering, net of loan repayments.

        Gaiam has commitments pursuant to lease and debt agreements.

        The following table shows our commitments to make future payments under operating and capital leases:

	Payments Due as of December 31, 2002
	Total	Less than 1 year	1-3 years
Operating lease obligations	$5,822,360	$2,163,915	$3,658,445
Capital lease obligations	$236,416	$181,887	$54,529
Short-Term Notes Payable	$87,403	$87,403	$—

        We believe our available cash, cash expected to be generated from operations, and borrowing capabilities of $15 million (unused line of credit) should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Gaiam, Inc.

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included financial statement schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaiam, Inc. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
February 18, 2003

GAIAM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$11,422,435	$22,243,647
Accounts receivable, net of allowance for doubtful accounts of $854,131 in 2002 and $570,157 in 2001	21,455,744	15,747,329
Accounts and notes receivable, other	1,949,832	2,086,085
Inventory, less allowances	14,768,045	15,447,434
Deferred advertising costs	2,417,211	1,779,443
Other current assets	1,194,484	489,846

Total current assets	53,207,751	57,793,784
Property and equipment, net	9,543,231	13,278,545
Investments	7,865,192	—
Capitalized production costs, net	4,983,824	3,551,478
Video library, net	5,262,586	4,332,777
Goodwill	7,522,495	7,266,714
Deferred tax asset	2,519,244	1,390,545
Other assets	768,043	573,210

Total assets	$91,672,366	$88,187,053

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,998,087	$8,954,607
Accrued liabilities	5,709,788	5,810,657
Capital lease and debt obligations, current	269,290	211,745
Income taxes payable	1,286,558	1,413,643

Total current liabilities	19,263,723	16,390,652
Capital lease obligations, long-term	54,529	238,078
Deferred tax liability	848,653	517,414
Redeemable preferred stock in subsidiary	—	6,000,000
Other liabilities	1,962,000	—

Total liabilities	22,128,905	23,146,144

Minority interest	172,481	6,408,277
Stockholders' equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,134,098 and 8,581,806 shares issued and outstanding at December 31, 2002 and 2001, respectively	913	858
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	540	540
Additional paid-in capital	53,343,046	48,261,202
Deferred compensation	(143,865)	(352,326)
Retained earnings	16,170,346	10,722,358

Total stockholders' equity	69,370,980	58,632,632

Total liabilities and stockholders' equity	$91,672,366	$88,187,053

See accompanying notes.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2002	2001	2000
Net revenue	$111,406,313	$98,737,148	$60,588,018
Cost of goods sold	45,475,702	39,275,985	23,793,492

Gross profit	65,930,611	59,461,163	36,794,526
Expenses:
Selling and operating	47,845,850	44,933,062	27,309,857
Corporate, general and administration	9,333,937	7,916,629	5,056,903

Total expenses	57,179,787	52,849,691	32,366,760

Income from operations	8,750,824	6,611,472	4,427,766
Other income (expense)	(445,056)	407,092	(73,947)
Interest income/(expense)	184,436	(60,854)	(209,167)

Other income (expense)	(260,620)	346,238	(283,114)

Income before income taxes and minority interest	8,490,204	6,957,710	4,144,652
Provision for income taxes	3,001,773	2,497,817	1,555,487
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(40,443)	(404,305)	59,706

Net income	$5,447,988	$4,055,588	$2,648,871

Net income per share:
Basic	$0.39	$0.33	$0.24
Diluted	$0.38	$0.32	$0.23
Shares used in computing net income per share:
Basic	14,107,390	12,395,907	10,858,139
Diluted	14,488,783	12,808,631	11,525,120

See accompanying notes.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock
					Additional Paid-in Capital	Deferred Compensation	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 1999	5,441,537	$544	5,400,000	$540	$11,038,551	$(106,992)	$4,017,899	$14,950,542
Issuance of common stock in conjunction with acquisitions and compensation	31,647	3			827,183	(315,834)		511,352
Net income							2,648,871	2,648,871

Balance at December 31, 2000	5,473,184	$547	5,400,000	$540	$11,865,734	$(422,826)	$6,666,770	$18,110,765
Return of capital to shareholder through purchase of Earthlings, Inc. and Selfcare, Inc.					(3,073,061)			(3,073,061)
Issuance of common stock in conjunction with acquisitions and compensation	578,622	58			7,892,474	70,500		7,963,032
Shares issued in connection with secondary offering, including the underwriter's overallotment	2,530,000	253			31,576,055			31,576,308
Net income							4,055,588	4,055,588

Balance at December 31, 2001	8,581,806	$858	5,400,000	$540	$48,261,202	$(352,326)	$10,722,358	$58,632,632
Issuance of common stock in conjunction with acquisitions and compensation	552,292	55			5,081,844	208,461		5,290,360
Net income							5,447,988	5,447,988

Balance at December 31, 2002	9,134,098	$913	5,400,000	$540	$53,343,046	$(143,865)	$16,170,346	$69,370,980

See accompanying notes.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
Operating activities
Net income	$5,447,988	$4,055,588	$2,648,871
Adjustments to reconcile net income to net cash provided By (used in) operating activities:
Depreciation	1,966,127	2,225,312	1,245,155
Amortization	345,191	638,617	414,695
Website impairment charge	—	1,350,000	—
Stock compensation	324,670	390,912	147,492
Minority interest in consolidated subsidiary	40,443	404,305	(59,706)
Non-cash gain on Gaiam.com stock redemption	(189,334)	—	—
Deferred tax expense	162,088	32,160	384,968
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,569,008)	(8,359,159)	(4,127,458)
Inventory	679,389	(6,716,208)	(1,739,231)
Deferred advertising costs	(637,768)	(45,511)	551,040
Capitalized production costs	(1,432,346)	(894,812)	(1,019,960)
Other current assets	(704,638)	664,226	(914,086)
Other assets	(592,676)	(42,359)	(229,295)
Accounts payable	2,215,574	(2,302,266)	(8,730)
Accrued liabilities	(1,503,778)	1,280,913	167,310
Income taxes payable	474,495	753,498	805,123

Net cash provided by (used in) operating activities	1,026,417	(6,564,784)	(1,733,812)

Investing activities
Purchase of property, equipment, and media rights	(3,658,356)	(1,232,321)	(8,735,390)
Purchase of investments	(7,865,192)	—	—
Proceeds from the sale of property and equipment	2,748,292	—	—
Proceeds from sale (purchase) of stock in subsidiary	(2,000,000)	—	11,959,923
Payments for acquisitions, net of cash acquired	(672,684)	(4,457,718)	(305,773)

Net cash provided by (used in) investing activities	(11,447,940)	(5,690,039)	2,918,760

Financing activities
Principal payments on capital leases	(213,407)	(144,358)	(99,617)
Proceeds from issuance of common stock	178,041	31,576,308	15,872
Net proceeds from (payments on) borrowings	(364,323)	(5,512,148)	3,600,000

Net cash provided by (used in) financing activities	(399,689)	25,919,802	3,516,255

Net change in cash and cash equivalents	(10,821,212)	13,664,979	4,701,203
Cash and cash equivalents at beginning of year	22,243,647	8,578,668	3,877,465

Cash and cash equivalents at end of year	$11,422,435	$22,243,647	$8,578,668

Supplemental cash flow information
Interest paid	$44,614	$388,996	$287,080
Income taxes paid	3,088,500	1,630,000	82,099
Common stock issued for acquisitions	4,905,000	6,664,834	333,131
Fixed assets acquired under capital lease	—	201,197	212,519

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

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of Gaiam and its subsidiaries in which ownership is greater than 50% and considered to be under the control of Gaiam. All material intercompany accounts and transaction balances have been eliminated in consolidation.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, cash and cash equivalents include demand deposit accounts with financial institutions and all highly liquid investments, which mature within three months of date of purchase.

Provision for Doubtful Accounts

        Gaiam records a provision for doubtful accounts for all receivables not expected to be collected. Gaiam generally does not require collateral. Gaiam evaluates the collectibility of our accounts receivable based on a combination of factors. In circumstances when we are aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy filings), Gaiam records a specific reserve for bad debts against amounts due. For all other instances, Gaiam recognizes reserves based on historical experience and review of the individual accounts outstanding.

Inventory

        Inventory, consisting primarily of finished goods held for sale, is stated at the lower of cost (first-in, first-out method) or market. Gaiam evaluates inventory obsolescence reserve based on an item's current sales status. If an item is determined to be discontinued or slow moving, it is reserved for based on an analysis of anticipated markdowns to sell-thru current inventory values.

Deferred Advertising Costs

        Deferred costs primarily relate to preparation, printing and distribution of catalogs. Such costs are deferred for financial reporting purposes until the catalogs are distributed, then amortized over succeeding periods (not to exceed seven months) on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred. Advertising costs incurred were $8.8 million, $9.9 million, and $10.5 million for the years ended December 31, 2002, 2001, and 2000 respectively.

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

Investments

        Investments are accounted for using the equity method of accounting if the investment gives Gaiam the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if Gaiam has an ownership interest in the voting stock of the investee of between 20% and 50%. Investments in equity method investees would be included on the accompanying consolidated balance sheet in "Investments". Gaiam does not own any investments, which are accounted for under this method.

        All other equity investments, which consist of investments for which Gaiam does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. For public companies that have readily determinable fair values, Gaiam classifies its equity investments as available-for-sale and, accordingly, records these investments at their fair values. Investments under the cost method would be included on the accompanying consolidated balance sheet in "Investments". In 2002, Gaiam invested $7.8 million for a minority interest in Conscious Media, Inc., a multimedia company. This is accounted for under the cost method of accounting.

Capitalized Production Costs

        In accordance with Statement of Position No. ("SOP") 00-2, "Accounting by Producers or Distributors of Films," capitalized production costs consists of costs incurred to produce media content, net of accumulated amortization. These costs, as well as participation costs, are recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources to be earned over a seven year period. Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Revenue forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, a loss is recognized in the current period for the amount by which the unamortized cost exceeds the film's fair value. As of December 31, 2002, capitalized production costs for released films were $4,386,617, and for those films not yet released was $597,207. Additionally, as of December 31, 2002, Gaiam estimates that approximately $3.5 million in participation expenses and approximately $1.1 million or 26% of the unamortized costs for released films will be amortized during 2003, and approximately 86% of the unamortized costs for released films will be amortized within the next three years. Accumulated amortization at December 31, 2002 and 2001 was $3.3 million and $2.3 million, respectively.

Video Library

        The video library asset represents the cost of the library of produced videos acquired through a business combination and the purchase of media rights. The video library is presented net of accumulated amortization of $1,362,777 and $1,017,587 at December 31, 2002 and 2001 and is being amortized over a 15-year life.

Goodwill

        Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise, on a reporting unit level. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of impairment loss, if any. Gaiam has allocated goodwill to two reporting units, and uses a market value method for the purposes of testing for potential impairment. The annual review requires extensive use of financial judgment and estimates. Application of alternative assumptions and definitions, such as a change in the composition of a reporting unit, could yield significantly different results. Prior to fiscal year 2002, goodwill was being amortized over lives ranging from 10 to 20 years. In 2002, there was no impairment of goodwill.

Long-Lived Assets

        The carrying values of identifiable intangible and other long-lived assets are reviewed quarterly to determine if any impairment indicators are present. To date, no such impairment has been indicated. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, their carrying values are reduced to estimated fair market value. At December 31, 2001, it was determined that the Interworld platform of the Gaiam.com website was impaired. As a result, an impairment charge of $1.35 million was recorded.

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

Revenues

        Gaiam recognizes revenue at the time merchandise is shipped to the customer, when services rendered have been completed, and when contractual obligations under licensing agreements have been fulfilled. Amounts billed to customers for postage and handling charges, which approximate $4.5 million for 2002, $4.7 million for 2001, and $3.5 million for 2000 are recognized as revenue at the time that the revenues on the product shipments are recognized. Postage and handling costs, which approximate $5.8 million for 2002, $5.2 million for 2001, and $3.3 million for 2000, are included in selling and operating expense along with other fulfillment costs incurred to warehouse, package and deliver products to customers. Gaiam provides a reserve for expected future returns at the time the sale is recorded based upon historical experience. Gaiam's sales are attributable mainly to sales within North America, with a very small percentage, less than 2% of sales, to international customers. Gaiam generally does not require collateral.

Fair Value of Financial Instruments

        Gaiam's financial instruments consist of cash and cash equivalents, securities available-for-sale, accounts receivable, payables and debt obligations. The carrying values of these financial instruments as reported in the accompanying balance sheets approximate their fair value.

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

Reporting Comprehensive Income

        Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting on Comprehensive Income ("FASB No. 130") establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. During the years ended December 31, 2002 and 2001, Gaiam did not have any significant transactions that were required to be reported.

New Accounting Pronouncements

        In June 2001, the FASB issued statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. Gaiam will adopt SFAS No. 143, as required, in its consolidated financial statements for the first quarter of fiscal 2003. Management has evaluated the provisions of SFAS No. 143 and it's not expected that adoption will have a material impact on Gaiam's consolidated financial statements.

        In August 2001, the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 144. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the assets be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to its owners in a spin-off if the carrying amount of the asset exceeds its fair value. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 requires that the asset classified as held for sale be measured at the lower of its carrying amount or fair value less selling costs, with no further depreciation or amortization. As such, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 also broadens the previously existing income statement presentation requirements for discontinued operations to include a component of a business that being the operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

        A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. As required, Gaiam adopted SFAS No. 144 in its consolidated financial statements for the first quarter of fiscal 2002.

        In May 2002, the FASB issued statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." As a result, gains and losses from extinguishments of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. Gaiam will adopt SFAS No. 145, as required, in its consolidated financial statements for the first quarter of fiscal 2003. It's not expected that adoption will have a material impact on Gaiam's consolidated financial statements.

        In July 2002, the FASB issued statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities, which are initiated after December 31, 2002. Management is evaluating the impact of the adoption of SFAS No. 146 on the consolidated financial statements, but does not currently anticipate that adoption will have a material impact on the consolidated financial statements.

        In December 2002, the FASB issued statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123') to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The company has elected to use the intrinsic value method of accounting for stock compensation for options granted to employees and directors in accordance with APB 25. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method of accounting used on reported results.

        Certain provision of SFAS No. 148 shall be effective for financial statements for fiscal years ending after December 15, 2002, and in condensed financial statements for interim periods beginning after December 15, 2002, although earlier application is permissible. The disclosure provisions of SFAS No. 148 have been adopted by the company with the appropriate disclosures under Note 9, Stock Option Plans.

Reclassifications

        Certain reclassifications have been made to 2001 financial statements to conform to 2002 presentation.

Earnings Per Share

        Basic earnings per share excludes any dilutive effects of options, warrants and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. Options to purchase 500,000 shares of common stock were outstanding during 2002, and have been omitted from the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive. All earnings per share amounts for all periods have been presented and conform to the Statement No. 128 requirements.

        The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000
Numerator for basic and diluted earnings per share	$5,447,988	$4,055,588	$2,648,871
Denominator:
Weighted average shares for basic earnings per share	14,107,390	12,395,907	10,858,139
Effect of Dilutive Securities:
Weighted average of common stock, stock options, and warrants	381,393	412,724	666,981

Denominators for diluted earnings per share	14,488,783	12,808,631	11,525,120

Net income per share—basic	$0.39	$0.33	$0.24
Net income per share—diluted	$0.38	$0.32	$0.23

2. Mergers and Acquisitions

        On June 30, 2000, Gaiam, Inc. and Whole Foods Market merged their Internet businesses into Gaiam.com, Inc. As part of the transaction, Whole Foods Market, through its subsidiary, contributed $6 million in cash plus other assets to Gaiam.com. On June 19, 2000, Gaiam, Inc. sold 6,000 shares of Redeemable Class A preferred stock in Gaiam.com, Inc. at a price of $1,000 per share for an aggregate price of $6,000,000. This stock did not carry any dividend rights and was redeemable only upon the consummation of an offering by Gaiam.com of its equity securities to the public pursuant to an effective registration statement with the Securities and Exchange Commission. Gaiam owned 50.1% of Gaiam.com, and Whole Foods market and various venture capital funds owned the 49.9% minority interest until November 1, 2002 when Gaiam purchased the minority interest and the $6,000,000 of redeemable preferred stock in Gaiam.com for $2,000,000 in cash and 500,000 shares of Gaiam Class A common stock. Additionally, in 2000, Gaiam acquired a yoga props company and a 70% interest in an organic clothing manufacturer. Total consideration paid by Gaiam for these acquisitions was approximately $315,000 in cash and 21,243 shares of Class A common stock. These acquisitions were accounted for using the purchase method and the results of operations are included in the consolidated financial statements of Gaiam from the effective acquisition dates. Goodwill associated with these acquisitions totaled approximately $1.2 million.

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

        As these companies were under common control, the purchase was accounted for using historical costs, similar to a pooling transaction. The total combined purchase price for both companies was $3,848,104. Additionally, on April 1, 2001,Gaiam purchased the remaining 30% equity interest in an organic clothing manufacturer, and the remaining 49.9% interest in its two renewable energy businesses that it did not own previously were purchased on September 30, 2001. Total consideration paid by Gaiam for these acquisitions was approximately $350,000 in cash and 50,000 shares of Class A common stock, and as a result of the acquisitions, $1.1 million of goodwill was recorded.

        In the third quarter of 2002, Gaiam acquired a majority interest in a catalog company for $600,000. This acquisition was accounted for using the purchase method, and, since this company had negative net worth (liabilities exceeded assets), Gaiam recorded $2.9 million of goodwill.

        Results from operations of acquired companies are included in the consolidated financial statements of Gaiam from the effective acquisition dates. The operating results for all 2002 and 2001 acquisitions were not significant to the overall consolidated Gaiam operations.

3. Property and Equipment

        Property and equipment, stated at cost, consists of the following:

	2002	2001
Land	$3,100,000	$4,200,000
Buildings	1,545,161	3,338,733
Furniture, fixtures and equipment	2,430,351	1,675,755
Leasehold improvements	855,373	774,269
Website development (including construction-in-process costs)	3,761,262	4,139,978
Computer/telephone equipment	4,093,594	3,426,193
Warehouse equipment	590,861	590,861

	16,376,602	18,145,789
Accumulated depreciation and amortization	(6,833,371)	(4,867,244)

	$9,543,231	$13,278,545

        In 2001, Gaiam.com recorded an impairment charge of $1.35 million against the Interworld platform of its website which is recorded in selling and operating expenses.

        In the second quarter of 2002, Gaiam sold the Gaiam Yoga Center for net proceeds of $2.7 million.

4. Leases

        At December 31, 2002 and 2001, Gaiam's property held under capital leases consisted of the following, which is included in property and equipment:

	December 31,
	2002	2001
Warehouse equipment	$40,229	$40,229
Computer/telephone equipment	810,187	810,187

	850,416	850,416
Accumulated amortization	(490,293)	(285,600)

	$360,123	$564,816

        Gaiam leases equipment and office, retail, and warehouse space through capital and operating leases. Gaiam has renewal clauses in some of these leases, which range from 1 to 3 years. The following schedule represents the annual future minimum payments, as of December 31, 2002:

	Capital	Operating
2003	$204,351	$2,170,883
2004	59,918	1,991,765
2005	—	1,392,399
2006	—	246,749

Total minimum lease payments	264,269	$5,801,796

Less portion related to interest	(27,853)

Present value of future minimum lease payments	236,416
Less current portion	(181,887)

	$54,529

        In 2002, Gaiam recorded a charge of $90,000 in the first quarter and $1,157,000 in the fourth quarter associated with the lease termination costs and $285,953 in the first quarter and $225,900 in the four quarter associated with relocation/closure costs of the Venice, CA Office. The charges are recorded in selling and operating expenses and in corporate, general and administration.

        Gaiam incurred rent expense of $1,891,714, $2,372,610 and $1,084,071 for the years ended December 31, 2002, 2001 and 2000, respectively.

5. Line of Credit

        Gaiam is party to a revolving line of credit agreement, which expires during 2005. The credit agreement permits borrowings up to $15 million based upon the collateral value of Gaiam's accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam's assets, and the agreement contains various financial covenants, including prohibiting the payment of cash dividends to its shareholders and requiring the maintenance of certain financial ratios. At December 31, 2002, Gaiam has no amounts outstanding under this agreement, and was in compliance with all the financial covenants.

6. Income Taxes

        The provision for income taxes is comprised of the following:

	2002	2001	2000
Current:
Federal	$2,452,369	$2,104,877	$1,117,823
State	387,316	360,780	155,954

	2,839,685	2,465,657	1,273,777
Deferred:
Federal	153,132	27,441	322,798
State	8,956	4,719	(41,088)

	162,088	32,160	281,710

Total	$3,001,773	$2,497,817	$1,555,487

        Variations from the federal statutory rate are as follows:

	2002	2001	2000
Expected federal income tax expense at statutory rate of 34%	$2,886,669	$2,365,621	$1,409,182
Effect of other permanent differences	32,967	28,362	27,359
State income tax expense, net of federal benefit and utilization of net operating loss	82,137	103,834	118,946

Income tax expense	$3,001,773	$2,497,817	$1,555,487

        Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax asset as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Reserve for bad debts	$321,204	$214,413
Capitalized inventory	67,277	4,917
Net operating loss	2,130,763	1,171,215

	2,519,244	1,390,545
Deferred tax liabilities:
Amortization	507	253
Prepaid catalog costs	(743,864)	(443,733)
Depreciation	(105,296)	(73,934)

	(848,653)	(517,414)

Deferred tax asset, net	$1,670,591	$873,131

        At December 31, 2002 Gaiam had net operating loss (NOL) carry forwards of $9,047,715 acquired as part of the Real Goods acquisition, which may be used to offset future taxable income. These carryforwards expire beginning in 2019. The Internal Revenue Service Code contains provisions that limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on Gaiam's ability to utilize its NOL carryforwards from tax periods prior to the ownership changes. Gaiam's NOL carryforwards as of December 31, 2002 are subject to annual limitations due to changes in ownership.

7. Stockholders' Equity

        During 2000, Gaiam issued 21,243 shares of Class A common stock for two acquisitions, 6,776 shares of Class A common stock to three directors, in lieu of cash compensation, and 3,628 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

        In 2001, Gaiam issued approximately 481,000 shares of Class A common stock as a result of Gaiam's merger with Real Goods, 50,000 shares of Class A common stock in conjunction with the acquisition of the 49.9% interest in its renewable energy businesses, 42,153 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan and 5,045 shares of common stock to four directors, in lieu of cash compensation.

        On August 3, 2001, Gaiam completed a secondary offering of 2,200,000 shares of Class A common stock, plus an overallotment of 330,000 shares, at an offering price of $13.75 per share. Net proceeds to Gaiam, after deducting commissions and expenses associated with the offering, were $31.6 million.

        In 2002, Gaiam issued 24,000 shares of Class A common stock upon exercise of warrants, 500,000 shares of Class A common stock in conjunction with the purchase of the remaining 49.9% equity interest in Gaiam.com, and 28,292 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

        As of December 31, 2002, Gaiam had the following Class A common shares reserved for future issuance:

Awards under the 1999 Long-Term Incentive Plan	1,727,562

Total shares reserved for future issuance	1,727,562

        Each holder of shares of Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of shares of Class A common stock and shares of Class B common stock vote as a single group on all matters that are submitted to the shareholders for a vote. Accordingly, holders of a majority of the votes of the shares of Class A common stock and shares of Class B common stock entitled to vote in any election of directors may elect all of the directors who stand for election. As a result of voting rights described above, the holder of the Class B common stock has effective control of Gaiam. As of December 31, 2002 and 2001, all Class B common stock was held by the Chief Executive Officer of Gaiam.

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

8. Stock Option Plans

        On June 1, 1999, Gaiam adopted the 1999 Long-Term Incentive Plan ("the Plan"), which provides for the granting of options to purchase up to 2.1 million shares of Gaiam's common stock. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Plan. Employees of Gaiam and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the plan, which shall terminate no later than June 1, 2009. These options granted under the Plan generally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. All grants expire 7 years from the date of grant.

        Gaiam's deferred compensation was $143,865, $352,326 and $413,320 in 2002, 2001 and 2000, respectively. In 2000, deferred compensation was recorded in connection with: acquisitions made by Gaiam in which options were issued to employees of an acquired company; options issued to employees whereby the grant price differed from the deemed fair value of Gaiam's common stock; and options issued to non-employees for services to be provided over the related terms of their respective agreements.

        In calculating deferred compensation for each equity award granted to non-employees, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: risk-free interest rates ranging from 2.87% to 6.00%; expected dividend yield of zero; expected option lives of 5 years, and expected volatility of 0.54, 0.47 and 0.48, respectively. The amortization of deferred compensation is charged to operations over the vesting period of the options, which is typically 5 years. Total amortization expense recognized in 2002 and 2001 related to deferred compensation was $208,461 and $70,500, respectively.

        A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2002 and 2001 follows:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,513,756	$8.27	1,127,562	$7.45
Granted:
Price equal to fair value	318,500	$12.98	625,000	$10.78
Exercised	(28,292)	$5.75	(42,153)	$5.66
Forfeited	(76,402)	$9.14	(196,653)	$12.17

Outstanding at end of year	1,727,562	$9.14	1,513,756	$8.27
Exercisable at end of year	581,424	$6.58	298,340	$5.02
Shares available on December 31, for options that may be granted	372,438		86,244

        A summary of stock options outstanding as of December 31, 2002 follows:

Outstanding Stock Options				Exercisable Stock Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$4.00 — $4,99	581,312	3.4	$4.38	366,096	$4.38
$5.00 — $5.99	79,900	3.8	$5.00	54,800	$5.00
$7.00 — $7.99	5,920	3.9	$7.18	2,848	$7.18
$9.00 — $9.99	62,500	6.6	$9.66	0	$0.00
$10.00 — $10.99	543,750	5.6	$10.19	82,800	$10.16
$11.00 — $11.99	80,000	5.4	$11.50	12,800	$11.50
$12.00 — $12.99	32,000	5.2	$12.38	7,040	$12.38
$14.00 — $14.99	5,000	6.5	$14.81	0	$0.00
$15.00 — $15.99	285,180	5.6	$15.32	42,180	$15.30
$16.00 — $16.99	17,000	4.7	$16.36	12,140	$16.35
$17.00 — $17.99	32,000	6.0	$17.53	720	$17.18
$18.00 — $18.99	3,000	6.2	$18.30	0	$0.00

	1,727,562	4.8	$9.14	581,424	$6.58

        Had compensation cost for Gaiam's stock-based compensation plan been determined under the fair value methodology for determining compensation cost under SFAS No. 123, Gaiam's net income and income per share for the years ended December 31, 2002 and 2001, would have been as follows:

	For the Years Ended December 31,
	2002	2001	2000
Net income as reported	$5,447,988	$4,055,588	$2,648,871
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards net of related tax effects	(718,481)	(507,144)	(390,866)

Pro forma	$4,729,507	$3,548,444	$2,258,005

Net income per common share
As reported	$0.39	$0.33	$0.24
Pro forma	$0.34	$0.29	$0.21
Fully diluted net income per common share:
As reported	$0.38	$0.32	$0.23
Pro forma	$0.33	$0.30	$0.20

        In estimating the pro forma compensation expense for each equity award granted during the year, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates ranging from 2.87% and 6.00%, expected dividend yield of zero; expected option lives of 5 years, and expected volatility of 0.54, 0.47 and 0.48, respectively. Options granted prior to Gaiam's initial public offering were valued using the minimum value method and, therefore, volatility was not applicable.

	2002	2001	2000
Weighted-average fair value of options granted during the year:
Price equal to fair value	$6.29	$5.02	$11.85
Price less than fair value	$—	$—	$11.38

        Option valuation models such as the minimum value and Black-Scholes methods described above require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

9. Related Party Transactions

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

10. Subsequent Events

        In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International Ltd. (LSI), a U.K. based distributor and marketer of lifestyle products for approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock.

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

        Each of the two segments qualifies as such because each is more than 10% of combined revenue. Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam's business segments was as follows:

	Year Ended December 31,
	2002	2001	2000
Net revenue:
Direct to consumer	$50,781,776	$51,259,303	$43,823,460
Business to business	60,624,537	47,477,845	16,764,558

Consolidated net revenue	111,406,313	98,737,148	60,588,018
Contribution margin:
Direct to consumer	930,920	462,140	841,351
Business to business	7,819,904	6,149,332	3,586,415

Consolidated contribution margin	8,750,824	6,611,472	4,427,766
Reconciliation of Contribution margin to net income:
Other income/(expense)	(260,620)	346,238	(283,114)
Income tax expense	3,001,773	2,497,817	1,555,487
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(40,443)	(404,305)	59,706

Net income	$5,447,988	$4,055,588	$2,648,871

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

        For information with respect to the executive officers of the Registrant, See Item 1—"Directors and Executive Officers of the Registrant" at the end of Item 1 of this report. The information required by this Item concerning the Directors of Gaiam is incorporated herein by reference to Gaiam's Proxy Statement for its Annual Meeting of Stockholders, to be held on May 22, 2003, to be filed with the Commission pursuant to Regulation 14A.

Item 11. Executive Compensation

        The information required by this Item is incorporated herein by reference to Gaiam's Proxy Statement for its Annual Meeting of Stockholders, to be held on May 22, 2003, to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated herein by reference to Gaiam's Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2003, to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference to Gaiam's Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2003, to be filed with the Commission pursuant to Regulation 14A.

Item 14. Controls and Procedures

        Based on Gaiam's evaluation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (A)  Documents filed as part of this report are as follows:

          1.    Financial Statements.

    See listing of Financial Statements included as part of this Form 10-K in Item 8 of Part II.

          2.    Financial Statement Schedules.

    Schedule II Consolidated Valuation and Qualifying Accounts.

          3.    Exhibits

    See Item 14(c) below

        (B)  No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.

        (C)  Exhibits:

          1.    The following exhibits are incorporated by reference or are filed with this report as indicated below:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam's Registration Statement on Form S-1 (No. 333-83283)).
3.2	Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.2 of Gaiam's Registration Statement on Form S-1 (No. 333-83283)).
4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam's Registration Statement on Form S-1 (No. 333-83283)).
10.1	Loan Agreement, dated as of December 31, 2002, between Gaiam, Inc. and Wells Fargo Bank West, N.A. (filed herewith).
10.2	Gaiam, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam's Registration Statement on Form S-1 (No. 333-63488)).
10.3	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam's Registration Statement on Form S-4 (No. 333-50560)).
10.4	First Lease Amendment, dated March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (filed herewith)
21.1	List of Gaiam Subsidiaries (filed herewith)
23.1	Consent letter from Ernst and Young (filed herewith)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on this 10th day of March, 2003.

GAIAM, INC.
By:	/s/ JIRKA RYSAVY Jirka Rysavy Chief Executive Officer
Signature	Title	Date

/s/ JIRKA RYSAVY Jirka Rysavy	Chairman of the Board and Chief Executive Officer	March 10, 2003
/s/ LYNN POWERS Lynn Powers	President, Secretary and Director	March 10, 2003
/s/ JAMES ARGYROPOLOUS James Argyropolous	Director	March 10, 2003
/s/ BARNET M. FEINBLUM Barnet M. Feinblum	Director	March 10, 2003
/s/ BARBARA MOWRY Barbara Mowry	Director	March 10, 2003
/s/ PAUL H. RAY Paul H. Ray	Director	March 10, 2003
/s/ YUDHISTER BAHL Yudhister Bahl	Chief Financial Officer	March 10, 2003

Schedule II—Gaiam, Inc.

Schedule II—Consolidated Valuation and Qualifying Accounts
Years Ended December 31, 2002 and 2001
(in thousands)

	Balance at beginning of Year	Additions Charged to costs and expenses	Deductions	Balance at end of Year
Allowance for Doubtful Accounts:
2002	$570	$1,617	$1,333	$854
2001	$302	$1,331	$1,063	$570
Inventory Obsolescence Reserve:
2002	$1,255	$1,352	$1,850	$757
2001	$750	$1,247	$742	$1,255
Reserve for Sales Returns:
2002	$796	$437	$302	$931
2001	$458	$776	$438	$796

CERTIFICATIONS

I, Jirka Rysavy, certify that:

1.
I have reviewed this annual report on Form 10-K of Gaiam, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Jirka Rysavy
Jirka Rysavy
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Yudhister Bahl, certify that:

1.
I have reviewed this annual report on Form 10-K of Gaiam, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Yudhister Bahl
Yudhister Bahl
Chief Financial Officer