Form 10-Q
period 2003-03-31
GAIAM INC
filed 2003-05-12
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2003

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

(303) 222-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒                  NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES   ☒          NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 7, 2003
Class A Common Stock ($.0001 par value)	9,193,562

Class B Common Stock ($.0001 par value)	5,400,000

This report may contain forward-looking statements that involve risks and uncertainties.  When used in this discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements.  Gaiam’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and elsewhere in this report.  Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, reliance on a centralized fulfillment center, increases in postage and shipping costs, e-commerce trends, future internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and other risks and uncertainties included in Gaiam’s filings with the Securities and Exchange Commission.  We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management’s view only as of the date of this report.  We undertake no obligation to update any forward-looking information.

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,347,681	$11,422,435
Accounts receivable, net	15,643,384	21,455,744
Accounts and notes receivable, other	1,416,112	1,949,833
Inventory, less allowances	16,307,540	14,768,045
Deferred advertising costs	1,663,240	2,417,211
Other current assets	1,755,281	1,194,484
Total current assets	45,133,238	53,207,751

Property and equipment, net	11,141,631	9,543,231
Investments	7,865,192	7,865,192
Capitalized production costs, net	5,640,460	4,983,824
Video library, net	5,447,461	5,262,586
Goodwill, net	10,288,251	7,522,495
Deferred tax assets	2,519,244	2,519,244
Other assets	1,033,615	768,043
Total assets	$89,069,092	$91,672,366

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,913,140	$11,998,087
Accrued liabilities	4,977,594	5,709,788
Income taxes payable	47,335	1,286,558
Capital lease obligations, current	250,583	269,290
Total current liabilities	14,188,652	19,263,723

Capital lease obligations, long-term	36,351	54,529
Deferred tax liability	848,653	848,653
Other liabilities	1,962,000	1,962,000
Total liabilities	17,035,656	22,128,905

Minority interest	2,555,766	172,481

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,193,380 and 9,134,098 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	919	913
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	540	540
Additional paid-in capital	53,784,277	53,343,046
Deferred compensation	(125,865)	(143,865)
Retained earnings	15,817,799	16,170,346
Total stockholders’ equity	69,477,670	69,370,980
Total liabilities and stockholders’ equity	$89,069,092	$91,672,366

See accompanying notes.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002

Net revenue	$23,368,238	$24,283,540
Cost of goods sold	10,747,500	10,014,628
Gross profit	12,620,738	14,268,912

Expenses:
Selling and operating	10,606,173	10,591,253
Corporate, general and administration	2,414,610	2,502,445
Total expenses	13,020,783	13,093,698

Income (loss) from operations	(400,045)	1,175,214

Other income (expense)	(85,459)	(86,522)
Interest income	14,676	55,965
Total other income (expense)	(70,783)	(30,557)

Income (loss) before income taxes and minority Interest	(470,828)	1,144,657

Provision for income taxes	(198,558)	406,353
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(80,278)	(2,662)
Net income (loss)	$(352,548)	$735,642

Net income (loss) per share:
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05
Shares used in computing net income (loss) per share:
Basic	14,578,501	14,005,480
Diluted	14,578,501	14,532,351

See accompanying notes.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Operating activities
Net income (loss)	$(352,548)	$735,642
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	642,174	447,594
Amortization	211,726	86,298
Stock compensation	18,000	18,000
Minority interest in consolidated subsidiary	80,278	2,662

Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,040,047	(2,924,621)
Inventory	(270,681)	938,222
Deferred advertising costs	753,971	211,742
Capitalized production costs	(656,637)	(545,723)
Other current assets	(465,562)	(602,040)
Other assets	(265,573)	(53,896)
Accounts payable	(3,596,330)	(1,765,387)
Accrued liabilities	(1,299,856)	(142,680)
Income taxes payable	(1,232,768)	(1,291,028)
Net cash (used in) provided by operating activities	1,606,241	(4,885,215)

Investing activities
Purchase of property and equipment, and media rights	(896,500)	(430,513)
Payments for acquisitions, net of cash acquired	(3,787,301)
Net cash (used in) by investing activities	(4,683,801)	(430,513)

Financing activities
Principal payments on capital leases	(84,476)	(50,490)
Proceeds from issuance of common stock	87,282	108,913
Net proceeds from borrowings	—	—
Net cash provided by financing activities	2,806	58,423

Net change in cash and cash equivalents	(3,074,754)	(5,257,305)
Cash and cash equivalents at beginning of period	11,422,435	22,243,647
Cash and cash equivalents at end of period	$8,347,681	$16,986,342

Supplemental cash flow information
Interest paid	$18,501	$12,829
Common stock issued for acquisitions	347,500	—
Income taxes paid	1,033,400	2,367,469

See accompanying notes.

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2003

1.             Interim Condensed Consolidated Financial Statements

Organization and Nature of Operations

Gaiam, Inc., is a multi-channel lifestyle company providing a broad selection of information, products and services to customers who value natural health, personal development, and renewable energy.  Gaiam was incorporated under the laws of the State of Colorado on July 7, 1988.

The accompanying consolidated financial statements include the accounts of Gaiam, its subsidiaries and partnerships in which ownership is greater than 50% and considered to be under the control of Gaiam.  All material intercompany accounts and transaction balances have been eliminated in consolidation.

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of March 31, 2003, the interim results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002.  These interim statements have not been audited.  The balance sheet as of December 31, 2002 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations.  Accounting policies followed by Gaiam are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2002 included in Gaiam’s annual report on Form 10-K.  The consolidated financial statements contained herein should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2002.

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

Adoption of Accounting Standards

In June 2001, the FASB issued statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset.  Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated.  Gaiam adopted SFAS No. 143 in its consolidated financial statements for the first quarter of 2003.  The adoption of SFAS No. 143 did not have a material impact on Gaiam's consolidated financial statements.

In May 2002, the FASB issued statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).  The statement rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.”  As a result, gains and losses from extinguishments of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  Gaiam has adopted SFAS No. 145, as required, in its consolidated financial statements effective the first quarter of 2003.  The adoption of SFAS No. 145 did not have a material impact on Gaiam's consolidated financial statements.

In July 2002, the FASB issued statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is effective for exit or disposal activities, which are initiated after December 31, 2002.  Gaiam has adopted SFAS No. 146 effective the first quarter of 2003.  The adoption of SFAS No. 146 did not have a material impact on Gaiam's consolidated financial statements.

In December 2002, the FASB issued statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”).  SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123’) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Gaiam has elected to use the intrinsic value method of accounting for stock compensation for options granted to employees and directors in accordance with APB 25.  In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim March 31, 2003 financial statements about the method of accounting for stock-based employee compensation and the effect of the method of accounting used on reported results. Gaiam has adopted SFAS No. 148 in its fiscal year reporting effective December 31, 2002 and its interim reporting as of the first quarter of 2003.

2.             Mergers and Acquisitions

In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International Ltd., a U.K. based distributor and marketer of lifestyle products for approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock.  This acquisition was accounted for using the purchase method and approximately $2.8 million of goodwill was recorded.  The results of operations of Leisure Systems International are included in the consolidated financial statements of Gaiam from the effective acquisition date of January 1, 2003.  The revenue generated by this acquisition during the first quarter (which is historically a strong quarter) totaled approximately $3.69 million.

3.             Stockholders’ Equity

During the first quarter of 2003, Gaiam issued 50,000 shares of Class A common stock in conjunction with the acquisition of 50.1% of Leisure Systems International 3,750 shares of Class A common stock to four directors in lieu of cash compensation, and 5,532 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002

Net income (loss)	$(352,548)	$735,642

Denominator:
Weighted average shares for basic earnings per share	14,578,501	14,005,480

Effect of Dilutive Securities:
Weighted average of common stock and stock options	—	526,871
Denominator for diluted earnings per share	14,578,501	14,532,351
Net income (loss) per share – basic	$(0.02)	$0.05
Net income (loss) per share – diluted	$(0.02)	$0.05

5.             Stock Based Compensation

As required by Statement of Financial Accounting Standards (“SFAS”) Nos. 123 and 148, we have determined pro forma net income and net income per common share as if compensation costs had been determined based on the fair value of the options granted and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model.  Had compensation cost for Gaiam’s stock-based compensation plan been determined under the fair value methodology for determining compensation cost under SFAS No. 123, Gaiam’s net income (loss) and income (loss) per share would have been as follows:

	For the Months Ended March 31,
	2003	2002
Net income (loss) as reported	$(352,548)	$735,642
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards net of related tax effects	(179,382)	(194,252)
Pro forma	$(531,930)	$541,390
Net income (loss) per common share
As reported	$(0.02)	$0.05
Pro forma	$(0.04)	$0.04
Fully diluted net income (loss) per common share:
As reported	$(0.02)	$0.05
Pro forma	$(0.04)	$0.04

6.             Segment Information

Gaiam has two business segments:  Direct to Consumer and Business. Both segments sell products, services and information produced or purchased from other suppliers.  Although the customer bases do not overlap to any significant extent, the production, purchase and delivery processes overlap in some areas.  Gaiam does not accumulate the balance sheet by segment for purposes of management review.

Each of the two segments qualifies as such because each accounts for more than 10% of combined revenue.  Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows:

	For the Three Months Ended March 31,
	2003	2002
Net revenue:
Direct to consumer	$11,017,144	$11,382,935
Business	12,351,094	12,900,605
Consolidated net revenue	23,368,238	24,283,540
Contribution margin:
Direct to consumer	4,585	126,703
Business	(404,630)	1,048,511
Consolidated contribution margin (loss)	(400,045)	1,175,214
Reconciliation of contribution margin (loss) to net income (loss):
Other income (expense)	(70,783)	(30,557)
Income tax (benefit) expense	(198,558)	406,353
Minority interest expense	80,278	2,662
Net income (loss)	$(352,548)	$735,642

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document.

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Revenues of $23.4 million for the three months ended March 31, 2003 declined 3.8% from $24.3 million for the three months ended March 31, 2002.  Gaiam’s internal growth rate was a negative 20.2% primarily due to lower sales into our retailer channel.  We were also negatively impacted by the retail merger of The Sports Authority with Gart Sports and our transition of Bed Bath and Beyond from a distributor relationship to direct sales.

Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight) decreased 11.6% to $12.6 million for the first quarter of 2003 from $14.3 million during the same period in 2002.  As a percentage of revenue, gross profit declined to 54% in 2003 from 58.8% in 2002.  This was primarily attributable to increased sales contribution from our acquisitions which carry lower margins and from margin contraction in our retailer channel.  Strategically, Gaiam continues to pursue growth of its proprietary product offerings and to increase its focus on media products, on which Gaiam has better margins.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) of $10.6 million for the three months ended March 31, 2003 were flat when compared to the same period of 2002.  As a percentage of revenues, selling and operating expenses increased to 45.4% in 2003 from 43.6% in 2002 due to lower sales.

Corporate, general and administrative expenses decreased to $2.4 million during the first quarter of 2003, from $2.5 million during 2002.  As a percentage of revenues, general and administrative expenses were 10.3% for the comparable periods in both 2003 and 2002.

Operating loss, as a result of the factors described above, was $400,045 for the three months ended March 31, 2003 compared to an operating profit of $1,175,214 for the three months ended March 31, 2002 primarily due to lower sales and gross profit.

Gaiam recorded $70,783 in other expense for the three months ended March 31, 2003 compared to $30,557 recorded in the prior year period. The share of net income associated with minority interest was $80,278 during the first quarter of 2003, compared to $2,662 during the first quarter of 2002.   Minority interest changed year-over-year primarily due to Gaiam’s purchase in first quarter 2003 of a majority interest in Leisure Systems International, a distributor of wellness products based in the U.K.

Gaiam recorded an income tax benefit of $198,558 for the three months ended March 31, 2003 compared to an income tax provision of $406,353 for the three months ended March 31, 2002.

Gaiam reported a net loss of $352,548 for the three month ended March 31, 2003 as a result of the factors described above compared to net income of $735,642 recorded for the three months ended March 31, 2002.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to expansions and improvements to Gaiam’s infrastructure, development of e-commerce, capital transactions such as stock repurchases, and funds required in connection with the acquisitions of new businesses and Gaiam’s anticipated future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors.  The timing and amount of these capital requirements cannot accurately be predicted.  Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and plans to expand sales and marketing programs and conduct more aggressive brand promotions.

Gaiam’s operating activities provided net cash of $1.6 million for the three months ended March 31, 2003 compared to cash usage of $4.9 million for the three months ended March 31, 2002.  Gaiam’s net cash provided by operating activities in 2003 was primarily due to a significant reduction in accounts receivables during the first quarter.   Gaiam’s net cash used by operating activities in the first quarter of 2002 was primarily caused by a decrease in accounts payable as we took advantage of early payment terms with our vendors, an increase in accounts receivable associated with the growth in our business segment and the payment of income taxes for the prior year.

Gaiam’s investing and acquisition activities used cash of $4,683,801 and $430,513 for the three months ended March 31, 2003 and 2002, respectively.  In January 2003 Gaiam acquired a 50.1% interest in Leisure Systems International, a distributor of wellness products based in the U.K.  Total consideration for the acquisition was approximately $4,300,000 in cash and 50,000 shares of Gaiam Class A common stock.

Gaiam’s financing activities provided cash of $2,806 and $58,423 for the three months ended March 31, 2003 and 2002, respectively.

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

Item 3.            Critical Accounting Policies

We have not had any significant change in our critical accounting policies from the previously reported 10K.

Item 4.            Quantitative and Qualitative Disclosures About Market Risk

We do not believe that any of our financial instruments have significant risk associated with market sensitivity.  We are not exposed to material financial market risks from changes in foreign exchange rates and are only minimally impacted by changes in interest rates.

In the future, we may enter into transactions denominated in non-U.S. currencies, which could increase our exposure to these market risks.  We have not used, and currently do not contemplate using, any derivative financial instruments.

Item 5.          Controls and Procedures

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

PART II.      OTHER INFORMATION

Item 1.            Legal Proceedings

No legal proceedings became reportable during the first quarter of 2003 and there were no material developments in any previously reported legal proceedings.

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

b)          Reports on Form 8-K.

             On May 6, 2003, Gaiam filed a report on Form 8-K relating to its earnings press release for first quarter 2003.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
May 9, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/  Yudhister Bahl

Yudhister Bahl

Chief Financial Officer