Form 10-Q
period 2003-06-30
GAIAM INC
filed 2003-07-30
CIK 1089872

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2003

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of July 29, 2003
Class A Common Stock
($.0001 par value)	9,201,136

Class B Common Stock	5,400,000
($.0001 par value)

This report may contain forward-looking statements that involve risks and uncertainties.  When used in this discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements.  Gaiam’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and elsewhere in this report.  Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, reliance on a centralized fulfillment center, increases in postage and shipping costs, e-commerce trends, future taxes on internet or catalog sales, control of Gaiam by its founder, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and other risks and uncertainties included in Gaiam’s filings with the Securities and Exchange Commission.  We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management’s view only as of the date of this report.  We undertake no obligation to update any forward-looking information.

GAIAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$8,357,175	$11,422,435
Accounts receivable, net	13,925,040	21,455,744
Accounts and notes receivable, other	977,998	1,949,832
Inventory, less allowances	16,045,468	14,768,045
Deferred advertising costs	2,063,281	2,417,211
Other current assets	2,356,028	1,194,484
Total current assets	43,724,990	53,207,751

Property and equipment, net	10,354,178	9,543,231
Investments	7,865,192	7,865,192
Capitalized production costs, net	5,981,144	4,983,824
Video library, net	5,335,735	5,262,586
Goodwill, net	10,288,251	7,522,495
Deferred tax assets	2,519,244	2,519,244
Other assets	646,665	768,043
Total assets	$86,715,399	$91,672,366

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,044,759	$11,998,087
Accrued liabilities	4,058,672	5,709,788
Income taxes payable	173,392	1,286,558
Capital lease obligations, current	182,755	269,290
Total current liabilities	12,459,578	19,263,723

Capital lease obligations, long-term	19,054	54,529
Deferred tax liability	848,653	848,653
Other liabilities	1,962,000	1,962,000
Total liabilities	15,289,285	22,128,905

Minority interest	2,651,994	172,481

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,200,980 and 9,134,098 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	920	913
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	540	540
Additional paid-in capital	53,821,911	53,343,046
Deferred compensation	(107,865)	(143,865)
Retained earnings	15,058,614	16,170,346
Total stockholders’ equity	68,774,120	69,370,980
Total liabilities and stockholders’ equity	$86,715,399	$91,672,366

See accompanying notes.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,
	2003	2002

Net revenue	$20,351,828	$24,067,426
Cost of goods sold	9,536,355	9,885,211
Gross profit	10,815,473	14,182,215

Expenses:
Selling and operating	9,518,831	10,439,462
Corporate, general and administration	2,285,938	2,065,565
Total expenses	11,804,769	12,505,027

Income (loss) from operations	(989,296)	1,677,188

Other income (expense)	(90,920)	(166,419)
Interest income	11,770	57,516
Total other income (expense)	(79,150)	(108,903)

Income (loss) before income taxes and minority interest	(1,068,446)	1,568,285

Provision for income tax (benefit) expense	(405,491)	556,741
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(96,228)	(8,135)
Net income (loss)	$(759,183)	$1,003,409

Net income (loss) per share:
Basic	$(0.05)	$0.07
Diluted	$(0.05)	$0.07

Shares used in computing net income (loss) per share:
Basic	14,594,413	14,022,326
Diluted	14,594,413	14,468,424

See accompanying notes.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002

Net revenue	$43,720,066	$48,350,966
Cost of goods sold	20,283,855	19,899,839
Gross profit	23,436,211	28,451,127

Expenses:
Selling and operating	20,125,004	21,030,713
Corporate, general and administration	4,700,548	4,568,011
Total expenses	24,825,552	25,598,724

Income (loss) from operations	(1,389,341)	2,852,403

Other income (expense)	(176,378)	(252,941)
Interest income (expense)	26,445	113,480
Total other income (expense)	(149,933)	(139,461)

Income (loss) before income taxes and minority interest	(1,539,274)	2,712,942

Provision for income tax (benefit) expense	(604,048)	963,095
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(176,506)	(10,797)
Net income (loss)	$(1,111,732)	$1,739,050

Net income (loss) per share:
Basic	$(0.08)	$0.12
Diluted	$(0.08)	$0.12

Shares used in computing net income (loss) per share:
Basic	14,586,501	14,013,949
Diluted	14,586,501	14,500,285

See accompanying notes.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Operating activities
Net income (loss)	$(1,111,732)	$1,739,050
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,288,310	865,251
Amortization	323,452	172,596
Stock compensation	36,000	36,000
Minority interest in consolidated subsidiary	176,506	26,883

Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	10,196,505	(3,031,969)
Inventory	(8,610)	1,688,133
Deferred advertising costs	353,930	(250,158)
Capitalized production costs	(997,319)	(1,038,096)
Other current assets	(593,893)	12,616
Other assets	121,378	(100,109)
Accounts payable	(4,464,713)	(1,635,883)
Accrued liabilities	(2,218,781)	(2,156,926)
Income taxes payable	(1,574,742)	(942,892)
Net cash (used in) provided by operating activities	1,526,291	(4,615,504)

Investing activities
Purchase of property and equipment, and media rights	(755,182)	(1,188,560)
Proceeds from sale of property and equipment	—	2,748,292
Payments for acquisitions, net of cash acquired	(3,787,301)	—
Net cash (used in) provided by investing activities	(4,542,483)	1,559,732

Financing activities
Principal payments on capital leases	(169,600)	(106,116)
Proceeds from issuance of common stock	120,532	161,410
Net cash (used in) provided by financing activities	(49,068)	55,294

Net change in cash and cash equivalents	(3,065,260)	(3,000,478)
Cash and cash equivalents at beginning of period	11,422,435	22,243,647
Cash and cash equivalents at end of period	$8,357,175	$19,243,169

Supplemental cash flow information
Interest paid	$32,809	$24,648
Common stock issued for acquisitions	347,500	2,367,469
Income taxes paid	1,033,400	—

See accompanying notes.

Gaiam, Inc.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2003

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

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of June 30, 2003, the interim results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.  These interim statements have not been audited.  The balance sheet as of December 31, 2002 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

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

Adoption of Accounting Standards

In June 2001, the FASB issued statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset.  Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated.  Gaiam adopted SFAS No. 143 in its consolidated financial statements for the first quarter of 2003. The adoption of SFAS No. 143 did not have a material impact on Gaiam’s consolidated financial statements.

In May 2002, the FASB issued statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).  The statement rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements.”  As a result, gains and losses from extinguishments of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  Gaiam has adopted SFAS No. 145, as required, in its consolidated financial statements effective the first quarter of 2003.  The adoption of SFAS No. 145 did not have a material impact on Gaiam’s consolidated financial statements.

In July 2002, the FASB issued statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  Gaiam has adopted SFAS No. 146 effective the first quarter of 2003. The adoption of SFAS No. 146 did not have a material impact on Gaiam’s consolidated financial statements.

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

In April 2003, the FASB issued statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Gaiam does not currently have any derivative instruments, nor does Gaiam currently participate in hedging activities.  Therefore, Gaiam’s adoption of SFAS No. 149, as required, is not expected to have a material impact on Gaiam’s consolidated financial statements.

In May 2003, the FASB issued statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Gaiam will adopt SFAS No. 150 in its interim reporting as of the third quarter of 2003, and adoption of this statement is not expected to have a material impact on Gaiam’s consolidated financial statements.

2.                                       Mergers and Acquisitions

In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International Ltd., a U.K. based distributor and marketer of lifestyle products for approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock.  This acquisition was accounted for using the purchase method and approximately $2.8 million of goodwill was recorded.  The results of operations of Leisure Systems International are included in the consolidated financial statements of Gaiam from the effective acquisition date of January 1, 2003.  The revenue generated by this acquisition during the second quarter totaled approximately $3.2 million.

3.                                       Stockholders’ Equity

During the first quarter of 2003, Gaiam issued 50,000 shares of Class A common stock in conjunction with the acquisition of 50.1% of Leisure Systems International and 3,750 shares of Class A common stock to four directors in lieu of cash compensation. In addition, for the six months ended June 30, 2003, Gaiam issued 13,132 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss)	$(759,183)	$1,003,409	$(1,111,732)	$1,739,050

Denominator:
Weighted average shares for basic earnings per share	14,594,413	14,022,326	14,586,501	14,013,949

Effect of Dilutive Securities:
Weighted average of common stock, stock options and warrants	—	446,098	—	486,336

Denominator for diluted earnings per share	14,594,413	14,468,424	14,586,501	14,500,285

Net income (loss) per share – basic	$(0.05)	$0.07	$(0.08)	$0.12
Net income (loss) per share – diluted	$(0.05)	$0.07	$(0.08)	$0.12

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(759,183)	$1,003,409	$(1,111,732)	$1,739,050
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards net of related tax effects	235,554	213,063	415,114	407,315
Pro forma	$(994,737)	$790,346	$(1,526,846)	$1,331,735
Net income (loss) per common share
As reported	$(0.05)	$0.07	$(0.08)	$0.12
Pro forma	$(0.07)	$0.06	$(0.10)	$0.10

Fully diluted net income (loss) per common share:
As reported	$(0.05)	$0.07	$(0.08)	$0.12
Pro forma	$(0.07)	$0.05	$(0.10)	$0.09

6.                                       Segment Information

Gaiam manages its business and aggregates its operational and financial information in accordance with two reportable segments.  The Direct to Consumer segment contains the Catalog and Internet sales channels, while the Business to Business segment comprises the Retailers, Media and Corporate Account sales channels.

Although Gaiam is able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue:
Direct to consumer	$10,445,164	$11,299,964	$21,462,308	$22,682,900
Business to business	9,906,664	12,767,461	22,257,758	25,668,066
Consolidated net revenue	20,351,828	24,067,426	43,720,066	48,350,966
Contribution margin:
Direct to consumer	144,088	190,285	148,673	316,988
Business to business	(1,133,384)	1,486,903	(1,538,014)	2,535,415
Consolidated contribution margin (loss)	(989,296)	1,677,188	(1,389,341)	2,852,403
Reconciliation of contribution margin (loss) to net income (loss):
Other income (expense)	(79,150)	(108,903)	(149,933)	(139,461)
Income tax (benefit) expense	(405,491)	556,741	(604,048)	963,095
Minority interest expense	96,228	8,135	176,506	10,797
Net income (loss)	$(759,183)	$1,003,409	$(1,111,732)	$1,739,050

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document.

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Revenues of $20.4 million for the three months ended June 30, 2003 declined 15% from $24.1 million for the three months ended June 30, 2002.  Gaiam’s decrease in revenues was primarily due to lower sales in our retailer channel, where we experienced a weakness in our sales to department stores, distributors and mall-based specialty stores.

Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), decreased to $10.8 million for the second quarter of 2003 from $14.2 million during the same period in 2002.  As a percentage of revenue, gross profit declined to 53.1% in 2003 from 58.9% in 2002.  This was primarily attributable to increased sales contribution from our lower margin divisions, and from margin contraction in our retailer channel due to a product shift to accessories.

In response to the current economic environment and Gaiam’s revenue decrease, Gaiam has undertaken new sales initiatives, new product development, and expense reduction measures. Gaiam has doubled its sales force, added new product categories for distribution to retailers, consolidated its operations into its Colorado headquarters, restructured its management organization and reduced its labor costs, and is in the process of consolidating its distribution operations into one centralized facility.  As part of Gaiam’s restructuring, Janet Mathews, Vice President of Business Development, resumed her previous role as CFO.  In addition, Ms. Mathews and Eva Williams, Gaiam’s Vice President of Sales, were promoted to executive officers effective July 1, 2003. Eva Williams joined Gaiam in the fourth quarter of 2002 after a long career as head of sales for U.S. Leasing, and more recently as CEO of Red Zeppelin, a visual media company.  Cost savings initiatives, after deducting the increased sales force costs, are anticipated to be approximately $2.5 to $3.5 million annually.  The benefit of this expense reduction is expected to commence in the third quarter of 2003, and be fully realized by January 2004.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) decreased to $9.5 million for the three months ended June 30, 2003 as compared to $10.4 million in the same period of 2002, primarily resulting from cost reductions gained through the consolidation of certain operations into the Colorado headquarters and other cost reduction measures.  As a percentage of revenues, selling and operating expenses increased to 46.8% in 2003 from 43.4% in 2002 due to the lower sales base.

Corporate, general and administrative expenses increased to $2.3 million during the second quarter of 2003, from $2.1 million during 2002, primarily due to increases resulting from the consolidation of acquisitions and severance costs associated with its cost reduction initiatives.

Operating loss, as a result of the factors described above, was $989,296 for the three months ended June 30, 2003 compared to an operating profit of $1,677,188 for the three months ended June 30, 2002 primarily due to lower sales and gross profit.

Gaiam recorded $79,150 in other expense for the three months ended June 30, 2003 compared to $108,903 recorded in the prior year period. The share of net income associated with minority interest was $96,228 during the second quarter of 2003, compared to $8,135 during the second quarter of 2002.  Minority interest changed year-over-year primarily due to Gaiam’s purchase of a majority interest in Leisure Systems International, a distributor of wellness products based in the U.K, during the first quarter of 2003.

Gaiam recorded an income tax benefit of $405,491 for the three months ended June 30, 2003 compared to an income tax provision of $556,741 for the three months ended June 30, 2002.

Gaiam’s net loss was $759,183 for the three month ended June 30, 2003 as a result of the factors described above compared to net income of $1,003,409 recorded for the three months ended June 30, 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenues decreased to $43.7 million for the six months ended June 30, 2003 from $48.4 million during the six months ended June 30, 2002, primarily due to an economic slowdown in the U.S. retail sector, which resulted in a decrease in sales primarily in Gaiam’s business-to-business segment.  Additionally, Gaiam’s business-to-business segment was adversely impacted by mergers involving its customers, which resulted in a contraction in orders placed.

Gross profit decreased to $23.4 million for the six months ended June 30, 2003 from $28.5 million during the same period in 2002.  As a percentage of revenue, gross profit declined to 53.6% in 2003 from 58.8% in 2002.  This was primarily attributable to narrowing margins from the business-to-business channel, and a change in sales mix associated with Gaiam’s acquisition activity.

Selling and operating expenses decreased to $20.1 million for the six months ended June 30, 2003 from $21.0 million for the same period in 2002, resulting from planned cost reduction measures, net of severance costs.  As a percentage of revenues, selling and operating expenses increased to 46.0% in 2003 from 43.5% in 2002, primarily due to the reduction in the sales base.

Corporate, general and administrative expenses increased to $4.7 million for the six months ended June 30, 2003, compared to $4.6 million for the corresponding period in 2002.  As a percentage of revenues, general and administrative expenses increased to 10.8% in 2003 from 9.4% in 2002.

Operating loss, as a result of the factors described above, was $1.4 million for the six months ended June 30, 2003 as compared to operating income of $2.9 million for the same period in 2002.

Gaiam recorded $149,933 in other expense during the six months ended June 30, 2003, compared to $139,461 for the comparable period in 2002.  For the six months ended June 30, 2003, minority interest income of $176,506 was recorded as compared to $10,797 for the comparable period in 2002.  Minority interest income increased year-over-year due to Gaiam’s purchase of a majority interest in Leisure Systems International, a distributor of wellness products based in the U.K., during the first quarter of 2003.

Gaiam recorded an income tax benefit of $604,048 for the six months ended June 30, 2003, as compared to an income tax provision of $963,095 in the same period 2002.

Net loss, as a result of the factors described above, was $1,111,732 for the six months ended June 30, 2003 as compared to net income of $1,739,050 for the same period in 2002.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to expansions and improvements to Gaiam’s infrastructure and e-commerce capabilities, capital transactions including stock repurchases, and funds required in connection with the acquisitions of new businesses and Gaiam’s anticipated future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors.  The timing and amount of these capital requirements cannot accurately be predicted.  Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and plans to expand sales and marketing programs and conduct more aggressive brand promotions.

Gaiam’s operating activities provided net cash of $1.5 million for the six months ended June 30, 2003 compared to cash usage of $4.6 million for the six months ended June 30, 2002.  Gaiam’s net cash provided by operating activities in 2003 was primarily due to a significant reduction in accounts receivable.  Gaiam’s net cash used by operating activities in the first six months of 2002 was primarily due to a payment of income taxes for the prior year and an increase in accounts receivable.

Gaiam’s investing and acquisition activities used cash of $4,542,483 and provided cash of $1,559,732 for the six months ended June 30, 2003 and 2002, respectively.  In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International, a distributor of wellness products based in the U.K.  Total consideration for the acquisition was approximately $4,300,000 in cash and 50,000 shares of Gaiam Class A common stock.  Cash provided by investing activities during 2002 arose primarily from the sale of the Gaiam Yoga Center during the second quarter.

Gaiam’s financing activities used cash of $49,068 and provided cash of $55,294 for the six months ended June 30, 2003 and 2002, respectively.

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

PART II.                                                OTHER INFORMATION

Item 1.                                                           Legal Proceedings

No legal proceedings became reportable during the second quarter of 2003 and there were no material developments in any previously reported legal proceedings.

Item 2.                                                           Changes in Securities and Use of Proceeds

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

On May 23, 2003, Gaiam held its Annual Meeting of Shareholders.  The shareholders elected six directors of Gaiam to serve until the next annual meeting of shareholders to be held in 2004 or until their successors are duly elected and qualified.  The results of this vote follow:

Jirka Rysavy	For:	60,867,733	Withheld:	1,033,503
Lynn Powers	For:	60,867,784	Withheld:	1,033,452
James Argyropoulous	For:	61,766,854	Withheld:	134,382
Barnet Feinblum	For:	61,811,509	Withheld:	89,727
Barbara Mowry	For:	61,766,830	Withheld:	134,406
Paul Ray	For:	61,811,513	Withheld:	89,723

Item 5.                                                           Other Information.

None.

Item 6.                                                           Exhibits and Reports on Form 8-K.

a)                                      Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)                                     Reports on Form 8-K.

On July 29, 2003, Gaiam filed a report on Form 8-K relating to its earnings press release for second quarter 2003.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
July 29, 2003

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

/s/ Janet Mathews
Janet Mathews
Chief Financial Officer