Form 10-Q
period 2003-09-30
GAIAM INC
filed 2003-10-31
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES         ☒            NO          ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES         ☒            NO          ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of October 30, 2003
Class A Common Stock
($.0001 par value)	9,201,296

Class B Common Stock	5,400,000
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

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,852,489	$11,422,435
Accounts receivable, net	15,866,172	21,455,744
Accounts and notes receivable, other	964,076	1,949,832
Inventory, less allowances	16,820,313	14,768,045
Deferred advertising costs	3,232,035	2,417,211
Other current assets	2,123,408	1,194,484
Total current assets	46,858,493	53,207,751

Property and equipment, net	10,155,773	9,543,231
Investments	7,865,192	7,865,192
Capitalized production costs, net	6,154,916	4,983,824
Video library, net	5,224,010	5,262,586
Goodwill, net	10,288,251	7,522,495
Deferred tax assets	2,514,257	2,519,244
Other assets	616,693	768,043
Total assets	$89,677,585	$91,672,366

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,802,010	$11,998,087
Accrued liabilities	4,399,734	5,709,788
Income taxes payable	29,982	1,286,558
Capital lease obligations, current	118,256	269,290
Total current liabilities	15,349,982	19,263,723

Capital lease obligations, long-term	9,349	54,529
Deferred tax liability	943,286	848,653
Other liabilities	1,962,000	1,962,000
Total liabilities	18,264,617	22,128,905

Minority interest	2,820,465	172,481

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,201,296 and 9,134,098 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	920	913
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	540	540
Additional paid-in capital	53,823,504	53,343,046
Deferred compensation	(89,865)	(143,865)
Retained earnings	14,857,404	16,170,346
Total stockholders’ equity	68,592,503	69,370,980
Total liabilities and stockholders’ equity	$89,677,585	$91,672,366

See accompanying notes.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended September 30,
	2003	2002

Net revenue	$23,533,439	$25,793,600
Cost of goods sold	11,263,145	10,763,823
Gross profit	12,270,294	15,029,777

Expenses:
Selling and operating	10,177,799	10,700,319
Corporate, general and administration	2,076,380	2,083,780
Total expenses	12,254,179	12,784,099

Income from operations	16,115	2,245,678

Other income (expense)	(110,281)	(161,677)
Interest income	17,637	41,654
Total other income (expense)	(92,644)	(120,023)

Income (loss) before income taxes and minority interest	(76,529)	2,125,655

Provision for income tax (benefit) expense	(43,790)	754,607
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(168,471)	23,744
Net income (loss)	$(201,210)	$1,394,792

Net income (loss) per share:
Basic	$(0.01)	$0.10
Diluted	$(0.01)	$0.10

Shares used in computing net income (loss) per share:
Basic	14,601,121	14,033,066
Diluted	14,601,121	14,376,074

See accompanying notes.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002

Net revenue	$67,253,505	$74,144,566
Cost of goods sold	31,547,000	30,663,662
Gross profit	35,706,505	43,480,904

Expenses:
Selling and operating	30,302,803	31,731,033
Corporate, general and administration	6,776,928	6,651,791
Total expenses	37,079,731	38,382,824

Income (loss) from operations	(1,373,226)	5,098,080

Other income (expense)	(286,659)	(414,618)
Interest income	44,082	155,134
Total other income (expense)	(242,577)	(259,484)

Income (loss) before income taxes and minority interest	(1,615,803)	4,838,596

Provision for income tax (benefit) expense	(647,838)	1,717,701
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(344,977)	12,947
Net income (loss)	$(1,312,942)	$3,133,842

Net income (loss) per share:
Basic	$(0.09)	$0.22
Diluted	$(0.09)	$0.22

Shares used in computing net income (loss) per share:
Basic	14,591,428	14,020,392
Diluted	14,591,428	14,458,952

See accompanying notes.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Operating activities
Net income (loss)	$(1,312,942)	$3,133,843
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,965,979	1,478,232
Amortization	435,177	258,893
Stock compensation	54,000	54,000
Minority interest in consolidated subsidiary	344,977	3,139
Deferred tax expense	99,620	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,269,294	(4,029,332)
Inventory	(783,455)	612,138
Deferred advertising costs	(814,824)	(1,151,569)
Capitalized production costs	(1,171,092)	(1,231,385)
Other current assets	(361,273)	(453,081)
Other assets	151,350	(53,015)
Accounts payable	(1,707,461)	(1,009,910)
Accrued liabilities	(1,877,715)	(3,498,962)
Income taxes payable	(1,718,042)	(101,475)
Net cash (used in) provided by operating activities	1,573,593	(5,988,484)

Investing activities
Purchase of property and equipment, and media rights	(1,234,447)	(2,142,644)
Proceeds from sale of property and equipment	—	2,748,292
Payments for acquisitions, net of cash acquired	(3,787,301)	255,230
Net cash (used in) provided by investing activities	(5,021,748)	860,878

Financing activities
Principal payments on capital leases	(243,806)	(156,176)
Proceeds from issuance of common stock	122,015	176,841
Net cash (used in) provided by financing activities	(121,791)	20,665

Net change in cash and cash equivalents	(3,569,946)	(5,106,941)
Cash and cash equivalents at beginning of period	11,422,435	22,243,647
Cash and cash equivalents at end of period	$7,852,489	$17,136,706

Supplemental cash flow information
Interest paid	$40,221	$45,115
Common stock issued for acquisitions	347,500	—
Income taxes paid	1,033,400	2,367,737

See accompanying notes.

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2003

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

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of September 30, 2003, the interim results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.  These interim statements have not been audited.  The balance sheet as of December 31, 2002 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

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

Adoption of Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset.  Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated.  Gaiam adopted SFAS No. 143 in its consolidated financial statements for the first quarter of 2003. The adoption of SFAS No. 143 did not have a material impact on Gaiam’s consolidated financial statements.

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

In December 2002, the FASB issued statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”).  SFAS No. 148 amends FASB statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123’) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Gaiam has elected to use the intrinsic value method of accounting for stock compensation for options granted to employees and directors in accordance with APB 25.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method of accounting used on reported results. Gaiam has adopted SFAS No. 148 in its fiscal year reporting effective December 31, 2002 and its interim reporting as of the first quarter of 2003.

In April 2003, the FASB issued statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Gaiam does not currently have any derivative instruments, nor does Gaiam currently participate in hedging activities.  Therefore, Gaiam’s adoption of SFAS No. 149, as required, did not have a material impact on Gaiam’s consolidated financial statements.

In May 2003, the FASB issued statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Gaiam adopted SFAS No. 150 in its interim reporting as of the third quarter of 2003, and adoption of this statement did not have a material impact on Gaiam’s consolidated financial statements.

Stock Based Compensation

As required by SFAS Nos. 123 and 148, Gaiam has determined pro forma net income (loss) and net income (loss) per common share as if compensation costs had been determined based on the fair value of the options granted and then recognized ratably over the vesting period. The fair value of stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model.  Had compensation cost for Gaiam’s stock-based compensation plan been determined under the fair value methodology for determining compensation cost under SFAS No. 123, Gaiam’s net income (loss) and income (loss) per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(201,210)	$1,394,792	$(1,312,942)	$3,133,842
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards net of related tax effects	(142,912)	225,365	248,135	609,532
Pro forma	$(58,298)	$1,169,427	$(1,561,077)	$2,524,310
Net income (loss) per common share
As reported	$(0.01)	$0.10	$(0.09)	$0.22
Pro forma	$(0.00)	$0.08	$(0.11)	$0.18

Fully diluted net income (loss) per common share:
As reported	$(0.01)	$0.10	$(0.09)	$0.22
Pro forma	$(0.00)	$0.08	$(0.11)	$0.17

2.                                       Mergers and Acquisitions

In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International Ltd., a U.K. based distributor and marketer of lifestyle products, for approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock.  This acquisition was accounted for using the purchase method and approximately $2.8 million of goodwill was recorded.  The results of operations of Leisure Systems International are included in the consolidated financial statements of Gaiam from the effective acquisition date of January 1, 2003.  The revenue generated by this acquisition for the three and nine months ended September 30, 2003 was approximately $3.3 million and $10.2 million, respectively.

3.                                       Stockholders’ Equity

During the first quarter of 2003, Gaiam issued 50,000 shares of Class A common stock in conjunction with the acquisition of 50.1% of Leisure Systems International and 3,750 shares of Class A common stock to four directors in lieu of cash compensation. In addition, for the nine months ended September 30, 2003, Gaiam issued 13,448 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

4.                                       Earnings per Share

Basic earnings per share exclude any dilutive effects of options and dilutive securities.  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common equivalent shares are excluded from the computation if their effect is antidilutive.  All earnings per share amounts for all periods have been presented and conform to the requirements of SFAS No. 128.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$(201,210)	$1,394,792	$(1,312,942)	$3,133,842

Denominator:
Weighted average shares for basic earnings per share	14,601,121	14,033,066	14,591,428	14,020,392

Effect of Dilutive Securities:
Weighted average of common stock, stock options and warrants	—	343,008	—	438,560

Denominator for diluted earnings per share	14,601,121	14,376,074	14,591,428	14,458,952

Net income (loss) per share – basic	$(0.01)	$0.10	$(0.09)	$0.22
Net income (loss) per share – diluted	$(0.01)	$0.10	$(0.09)	$0.22

5.                                       Segment Information

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

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue:
Direct to consumer	$11,579,062	$12,772,864	$33,041,370	$35,455,764
Business to business	11,954,377	13,020,736	34,212,135	38,688,802
Consolidated net revenue	23,533,439	25,793,600	67,253,505	74,144,566
Contribution margin:
Direct to consumer	194,735	452,020	343,408	769,007
Business to business	(178,620)	1,793,658	(1,716,634)	4,329,073
Consolidated contribution margin (loss)	16,115	2,245,678	(1,373,226)	5,098,080
Reconciliation of contribution margin (loss) to net income (loss):
Other income (expense)	(92,644)	(120,023)	(242,577)	(259,484)
Income tax (benefit) expense	(43,790)	754,607	(647,838)	1,717,701
Minority interest income (expense)	(168,471)	23,744	(344,977)	12,947
Net income (loss)	$(201,210)	$1,394,792	$(1,312,942)	$3,133,842

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Revenues of $23.5 million for the three months ended September 30, 2003 declined 9% from $25.8 million for the three months ended September 30, 2002.  Gaiam’s decrease in revenues was primarily due to lower sales in Gaiam’s business to business retailer channel, as Gaiam continued to experience weakness in sales made into retail channels through outside distributors, mall-based specialty stores and sporting goods outlets.

Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), decreased to $12.3 million for the third quarter of 2003 from $15 million during the same period in 2002.  As a percentage of revenue, gross profit declined to 52.1% in 2003 from 58.3% in 2002.  This was primarily attributable to increased sales contribution from Gaiam’s lower margin divisions, and from margin contraction in the retailer channel due to a product shift to accessories.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) decreased to $10.2 million for the three months ended September 30, 2003 as compared to $10.7 million in the same period of 2002, primarily resulting from cost reductions gained through the consolidation of certain operations into Gaiam’s Colorado headquarters and other cost reduction measures.   As a percentage of revenues, selling and operating expenses increased to 43.2% in 2003 from 41.5% in 2002 due to the lower sales base.

Corporate, general and administration expenses were flat at $2.1 million for the third quarter of 2003 and 2002, but increased in 2003 to 8.8% of revenues from 8.1% of revenues in 2002, due to the 9% reduction in the sales base.

Operating income, as a result of the factors described above, declined to $16,115 for the three months ended September 30, 2003 compared to an operating profit of $2,245,678 for the three months ended September 30, 2002 primarily due to lower sales and gross profit.

Gaiam recorded $92,644 in other expense for the three months ended September 30, 2003 compared to $120,023 recorded in the prior year period. The share of net income associated with minority interest was $168,471 during the third quarter of 2003, compared to a net loss of $23,744 associated with minority interest during the third quarter of 2002.   Minority interest changed year-over-year primarily due to Gaiam’s purchase of a majority interest in Leisure Systems International, a distributor of wellness products based in the U.K, during the first quarter of 2003.

Gaiam recorded an income tax benefit of $43,790 for the three months ended September 30, 2003 compared to an income tax provision of $754,607 for the three months ended September 30, 2002.

As a result of the factors described above, Gaiam’s net loss was $201,210 for the three month ended September 30, 2003 compared to net income of $1,394,792 recorded for the three months ended September 30, 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Revenues decreased to $67.3 million for the nine months ended September 30, 2003 from $74.1 million during the nine months ended September 30, 2002, primarily due to a decrease of approximately 37% in 2003 revenues generated in Gaiam’s domestic business to business segment as compared to 2002.  Sales to department stores, mall-based specialty stores, and sales through distributors into retail chains all were lower during the first nine months of 2003.

Gross profit decreased to $35.7 million for the nine months ended September 30, 2003 from $43.5 million during the same period in 2002.  As a percentage of revenue, gross profit declined to 53.1% in 2003 from 58.6% in 2002.  This was primarily attributable to narrowing margins from Gaiam’s business-to-business channel as Gaiam’s product mix shifted from media to accessories, and Gaiam’s revenue composition shifted to lower margins divisions, including those associated with Gaiam’s acquisition activity.

Selling and operating expenses decreased to $30.3 million for the nine months ended September 30, 2003 from $31.7 million for the same period in 2002, resulting from planned cost reduction measures, net of severance costs.  As a percentage of revenues, selling and operating expenses increased to 45.1% in 2003 from 42.8% in 2002, primarily due to the reduction in the sales base.

Corporate, general and administration expenses increased to $6.8 million for the nine months ended September 30, 2003, compared to $6.7 million for the corresponding period in 2002, primarily due to an increase in expenses associated with the inclusion of Leisure Systems International in 2003, which was partially offset by cost reduction measures enacted during the first half of 2003.  As a percentage of revenues, general and administrative expenses increased to 10.1% in 2003 from 9.0% in 2002, primarily due to a reduction in the sales base.

Operating loss, as a result of the factors described above, was $1.4 million for the nine months ended September 30, 2003 as compared to operating income of $5.1 million for the same period in 2002.

Gaiam recorded $242,577 in other expense during the nine months ended September 30, 2003, compared to $259,484 for the comparable period in 2002.  For the nine months ended September 30, 2003, the minority interest share of net income was $344,977, as compared to a $12,947 minority interest share of net losses in the comparable 2002 period.  Minority interest income increased year-over-year due to Gaiam’s purchase of a majority interest in Leisure Systems International, during the first quarter of 2003.

Gaiam recorded an income tax benefit of $647,838 for the nine months ended September 30, 2003, as compared to an income tax provision of $1.7 million in the same period 2002.

Net loss, as a result of the factors described above, was $1.3 million for the nine months ended September 30, 2003 as compared to net income of $3.1 million for the same period in 2002.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund operations, capital expenditures related to expansions and improvements to Gaiam’s infrastructure and e-commerce capabilities, capital transactions including stock repurchases, and funds required in connection with the acquisitions of new businesses and Gaiam’s anticipated future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors.  The timing and amount of these capital requirements cannot accurately be predicted.  Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and plans to expand sales and marketing programs and conduct more aggressive brand promotions.

Gaiam’s operating activities provided net cash of $1.6 million for the nine months ended September 30, 2003 compared to cash usage of $6 million for the nine months ended September 30, 2002.  Gaiam’s net cash provided by operating activities in 2003 was primarily due to a significant reduction in accounts receivable of $8.3 million, which was partially offset by a reduction in the level of payables.  Gaiam’s net cash used by operating activities in the first nine months of 2002 was primarily due to an increase in accounts receivable of $4.0 million.

Gaiam’s investing and acquisition activities used cash of $5.0 million and provided cash of $860,878 for the nine months ended September 30, 2003 and 2002, respectively.  In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International, Ltd.  Total consideration for the acquisition was approximately $4,300,000 in cash and 50,000 shares of Gaiam Class A common stock.  Cash provided by investing activities during 2002 arose primarily from the sale of the Gaiam Yoga Center during the second quarter.

Gaiam’s financing activities used cash of $121,791 for the nine months ended September 30, 2003, primarily for principal payments on capital leases, and provided cash of $20,665 for the nine months ended September 30, 2002, primarily from the exercise of stock options.

Gaiam believes its available cash, cash generated from operations, and borrowing capabilities of $15 million (unused line of credit) will be sufficient to fund Gaiam’s operations on both a short-term and long-term basis.  However, Gaiam’s projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

In the normal course of its business, Gaiam investigates, evaluates and discusses acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS (Lifestyles of Health and Sustainability) market.  In the event of any future investment, acquisition or joint venture opportunities, Gaiam may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Critical Accounting Policies

Gaiam has not had any significant changes in its critical accounting policies from its Form 10-K filing for the fiscal year ended December 31, 2002.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Gaiam does not believe that any of its financial instruments have significant risk associated with market sensitivity.  Gaiam is not exposed to material financial market risks from changes in foreign exchange rates and are only minimally impacted by changes in interest rates.

 In the future, Gaiam may enter into transactions denominated in non-U.S. currencies, which could increase its exposure to these market risks.  Gaiam has not used, and currently do not contemplate using, any derivative financial instruments.

Item 4.                    Controls and Procedures

Based on their evaluation of Gaiam’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, Gaiam’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in Gaiam’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

No legal proceedings became reportable during the third quarter of 2003 and there were no material developments in any previously reported legal proceedings.

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

On October 29, 2003, Gaiam filed a report on Form 8-K relating to its earnings press release for third quarter 2003.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc. (Registrant) October 30, 2003

By:	/s/	Jirka Rysavy
Jirka Rysavy Chief Executive Officer

	/s/	Janet Mathews
Janet Mathews Chief Financial Officer