Form 10-Q/A
period 2003-09-30
GAIAM INC
filed 2003-11-21
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

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

YES        ☒           NO          ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES        ☒           NO          ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of October 30, 2003

Class A Common Stock ($.0001 par value)	9,201,296

Class B Common Stock ($.0001 par value)	5,400,000

EXPLANATORY NOTE

This Amendment on Form 10-Q/A revises Exhibits 31.1 and 31.2 to reflect language required for filings made after August 14, 2003.

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
November 21, 2003

By:	/s/	Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

	/s/	Janet Mathews
Janet Mathews
Chief Financial Officer