Form 10-K
period 2003-12-31
GAIAM INC
filed 2004-03-12
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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
Class A Common Stock, $.0001 par value

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $38,570,310 as of June 30, 2003, based upon the closing price on the NASDAQ National Market on this date.  The Registrant does not have non-voting common equity.

As of March 1, 2004, 9,216,027 shares of the Registrant’s $.0001 par value Class A common stock and 5,400,000 shares of the Registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

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

Part I

Item 1.                                                           Business

OUR BUSINESS

Gaiam

Gaiam is a multi-channel lifestyle company providing a broad selection of information, products and services to customers who value natural health, personal development, ecological lifestyles and responsible media.  We offer our customers the ability to make purchasing decisions based on these values while providing a quality product at a price comparable to conventional alternatives.

Gaiam has established itself as a lifestyle brand, information resource and authority in the Lifestyles of Health and Sustainability (LOHAS) market and seeks to become a unifying symbol of the emerging LOHAS lifestyle. Our lifestyle brand is built around our ability to develop and offer content, products and lifestyle solutions to consumers in the LOHAS market. Our content forms the basis of our proprietary products, on which we realize our highest margins, which then drives demand for parallel product and service offerings.  Gaiam’s operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution.  We market our products and services across two segments, business and direct-to-consumer, and through five sales channels: media, national retailers, corporate accounts, catalogs and the Internet. We distribute our products in each of these sales channels from a single fulfillment center.

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

Our Content

Gaiam’s business model revolves around content creation, which forms the basis for our proprietary products. We have an “in house” production team that produces programs on a variety of topics including “how-to” and solutions based programs on mind-body fitness, wellness, and alternative healthcare. Our programs have won 22 Telly awards and several medals at the International New York Film Festival.  We developed a new line of children’s products during 2003, which was the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help kids grow imaginatively, physically, and mentally.  During 2003, we produced 44 new visual media programs. Gaiam also develops and markets music and audio CDs and publishes printed content.

Our Products

We currently stock approximately 7,500 stock keeping units (SKUs) of which approximately 4,500 are proprietary products bearing the Gaiam brand.  Our proprietary products constituted over 62% of our sales in 2003, compared to 53% in 2001, and 24% in 1999.  Our visual media programs represent the largest part of our proprietary product offering.  Our best selling products, by LOHAS sector, are as follows:

Sustainable Economy	Healthy Living	Alternative Healthcare	Personal Development	Ecological Lifestyles
Solar Panels and Accessories	Air Filters	Natural Lighting	Yoga Information and Accessories	Natural Cleaners
Energy Systems	Water Filters	Back and Neck Care Products	Pilates Information and Accessories	Organic Cotton Bedding
Energy Efficient Lighting	Personal Air Supply	Massage Accessories	Meditation Information and Accessories	Organic Cotton Towels
Energy Information	UV Purifiers	Stress Relief	Fitness Accessories	Organic Cotton Clothing
Evaporative Coolers	Personal Care Products	Allergy and Pain Relief	Performance Wear	Recycled Household Paper Products
Intertie Systems	Natural Beauty Products	Sleep Enhancers	Personal Growth Information	Natural Garden Products
Composters	Whole Foods Brand Products	Wellness Information	Kids Fitness Products and Information	Non-Toxic Pest Control
Air Dryers	Healthy Cooking	Aroma Therapy	Relaxation Music	Green Cotton Home Accessories

Our Sales Channels

We conduct our business across two segments.  Our business segment customers are primarily national retailers, corporate accounts and the media. We conduct our direct-to-consumer business through our catalogs and the Internet.  Approximately 93% of our 2003 sales were made directly to retailers or end-users, and less than 7% were through distributors.

•                  Media

Gaiam develops and produces information and programming targeted to consumers who value natural health, personal development and spirituality.  Gaiam has an award-winning library of titles that it sells to retailers, licenses to selected distributors operating outside of the United States, and licenses or sublicenses for broadcast.  Our current list of licensees includes Koch Vision, Universal Studios, Fine Living, Discovery Channel and Conscious Media.  All of our licensing arrangements require Gaiam branding to be prominent on the programming and are subject to our talent royalty agreements.  While our licensing of the rights to manufacture and distribute certain of our media lowers recognized revenue, contribution margins are improved.

•                  Retailers

Since the inception of our retailer channel in 1996, we have increased its breadth and diversity.  As of the end of 2003, Gaiam products may be found in over 30,000 stores in North America, plus in retailers located in the U.K. and Australia.  Gaiam products are currently sold across a variety of leading retailers, including bookstores such as Barnes & Noble and Borders; music stores such as Musicland and Virgin Record Megastores; lifestyle stores such as Discovery Channel Stores; beauty stores such as Ulta and Origins; home furnishing stores such as Bed, Bath and Beyond and Linens ‘n Things; natural food stores such as Whole Foods Market; sporting goods stores such as Dick’s, REI and Galyan’s; mass merchants such as Target and WalMart, e-tailers such as Amazon.com and Drugstore.com; and wholesale clubs such as Costco.  Many of these retailers display our products in store-within-store lifestyle presentations that utilize custom fixtures designed and produced by Gaiam. We implemented our first store-within-store concept late in 2000 and the concept has grown to over 3,650 stores by the end of 2003.

Through distributor arrangements and acquisitions, Gaiam branded products may now be found in over 3,500 international retail stores throughout Canada, the United Kingdom and Australia.  Our media products are sold to international accounts under licensing agreements and the remaining products are sold based on distributor relationships.  During 2003, Gaiam acquired a 50.1% ownership interest in Leisure Systems International (“LSI”), a U.K. based distributor and marketer of lifestyle products.  The acquisition has allowed our merchandising and product development groups to work closely with the LSI team to modify and develop new lifestyle products that fit into the cultures of countries outside of North America.

•                  Services

Gaiam provides products and services to businesses that desire renewable energy solutions or healthy and natural alternatives to traditional products or processes and services such as eco-travel.  We have a design and consulting service for corporate accounts that assesses energy needs and makes recommendations for more efficient solutions. We also organize individual and family eco-travel trips and group eco-travel adventures for museums and zoological societies, schools and universities and conservation and corporate groups.  Integral to our complete eco-travel experience is imparting an understanding of, and having our travelers experience the critical nature and work needed to protect and preserve our wildlife, wild places and environment. Clients of our lifestyle services included The White House, NASA, Fetzer Winery, the U.S. Departments of Energy, the Government of Brazil, the Smithsonian Institution, and the World Wildlife Fund.

•                  Catalogs

Gaiam offers a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. We produce catalogs for all aspects of LOHAS.  The typical Gaiam direct consumer is female, has an average income of $75,000 and is well educated.

•                  Internet

We use the Internet to sell our products and to provide information on the LOHAS lifestyle.  We currently offer over 7,500 SKUs on our website, www.gaiam.com.  We promote our website through our visual media, catalogs, print publications, product packaging and Internet Links.  A key component of our Internet approach is to provide customer support for Internet sales from our in-house call center.  According to a Jupiter Communications study, 90% of on-line customers prefer human interaction when they require customer service.  This is particularly important for Gaiam because the use of many of our products is enhanced by the extensive product education and information that we make available online and through our well informed customer service personnel.

Our Operations

•                  Product Development and Sourcing

Gaiam branded products are sold across our five sales channels.  Non-proprietary products are only available through our catalogs and over the Internet, where we initially test products before we decide to develop products under the Gaiam brand and distribute them through our other sales channels.  Our products are designed to enhance customers’ lifestyles and experiences and provide healthy, natural solutions while being eco-friendly and promoting a sustainable economy.  Because we use a multi-channel approach to our business we are able to leverage our product development costs across all channels of our business.

Our proprietary products are designed by our product development team, sourced both domestically and internationally by our merchandisers and produced by third party suppliers to our specifications.  We also screen the environmental and social responsibility of our suppliers.  In order to minimize risk we often identify an alternate supplier for our products in a separate location.

•                  Customer Service

Gaiam focuses on building and maintaining customer relationships that thrive on loyalty and trust.  We maintain a “no-risk guarantee” policy, whereby a customer is provided a full refund for products that are returned at any time, for any reason.  In 2003, we established a most valued customer program, which extends added benefits to our most loyal catalog and Internet customers.  Our in-house customer service department includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs.  We employ telephone routing software that directs each call to the appropriate representative.  Our policy is to ship orders no later than the next business day, which we accomplish by stocking inventory that supports over 90% of our orders. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

•                  Established Infrastructure

We operate a 208,000 square foot fulfillment center near Cincinnati, Ohio, which provides fulfillment for a most of our current business needs and has the capacity to support the growth of our business.  This central U.S. location allows us to achieve shipping cost efficiencies to most locations.  The center is also located within 30 minutes of several major shipping company hubs.  We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service.  Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

•                  Expand our Media Offering

Proprietary and authentic content lies at the core of our business model. Our media offerings introduce customers to Gaiam and helps establish Gaiam as an authority in the LOHAS market.  Gaiam’s primary focus is on leveraging our content with branded lifestyle product offerings through various media, catalogs, the Internet, and national retailers.  We believe that the content-centric strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach.

We will continue to develop authentic content that caters to the LOHAS lifestyle in DVD and VHS formats and also accelerate our efforts in the music, broadcast and publishing categories.  We have already expanded our visual media offerings internationally and plan to continue to leverage this opportunity.

•                  Strengthen our Lifestyle Brand

Our goal is to maintain the Gaiam brand as an authority in the LOHAS market and to establish Gaiam as a unifying symbol of the emerging LOHAS lifestyle.  Strategically, all proprietary products are now being marketed under one unified brand, “Gaiam.” We plan to strengthen the Gaiam brand by growing our media, focusing on category management initiatives, increasing our store-within-store presence across national retailers, increasing our marketing efforts, and by aggressively developing and marketing proprietary products while maintaining our high level of customer service.

•                  Expand our Proprietary Products

Our proprietary products, which we introduced in 1997, represented 62% of our revenues in fiscal year 2003.  These products carry a higher margin, provide for branding opportunity and distinguish us from many of our competitors. We currently offer over 4,500 SKUs of proprietary products that range from media products to sleep, stress relief, yoga and pilates accessories to organic cotton bedding and bath products.  We continue to develop and market proprietary products across each of the five LOHAS sectors.  We are strengthening our supply chain globally by sourcing a greater number of products offshore. We leverage our product development costs over all sales channels.

•                  Capitalize on our Multi-channel Approach

Our multi-channel strategy affords us the broadest possible customer reach. This approach makes purchasing our lifestyle products convenient regardless of the channel that a customer prefers. Additionally this diversified, strategic approach should provide for continued operating and business stability as we have the ability to cross-market lifestyle products and services regardless of the customer location or the channel to which we are marketing.  In our direct-to-consumer business we are open 24 hours a day, offering over 7,500 products on our Internet site.

In our business segment, we continue to expand our presence in national retailers and currently have placements in over 30,000 retail points in North America, plus in retailers located in the U.K. and Australia.  We also continue to expand our store-within-store concept in a variety of stores, including Whole Foods Markets, Barnes & Noble Bookstores, Discovery Stores, Ulta, Dick’s Sporting Goods, REI, Galyan’s and other national retailers.

•                  Expand into New Product Categories in our Business Segment

We have successfully established Gaiam as one of the leaders in the mind-body health category.  In an effort to leverage and diversify our strong relationships with our customer base, we continue to offer products across an increasing number of lifestyle categories including functional apparel, natural home and wellness.  We continue to test products in our direct business for expansion opportunities at retailers.  We believe that the Gaiam brand can extend to all aspects of LOHAS in our business segment.

•                  Complement our Existing Business with Selective Strategic Acquisitions

Our growth strategy is not dependent on acquisitions.  However, we will consider those strategic acquisitions in the LOHAS market that complement our existing business, increase our media and related product offerings, and expand our geographical reach.  We especially focus on companies with a strong brand identity and with customer and product information databases that augment our existing databases.  Gaiam often allows some of the acquired company’s management team to retain responsibility for front-end business functions such as creative presentation and marketing, while consolidating operational functions under Gaiam’s existing infrastructure when economies of scale can be realized.

Our Business Segments

We separate our business into two business segments:  the business segment which includes sales to businesses, retailers, corporate accounts and media outlets; and the direct-to-consumer segment, which includes catalogs, print advertising, and e-commerce.

Our business segment provides us with increased branding opportunities, higher operating contribution and potential growth in mainstream retail stores.  The business segment represented 51% of 2003 revenues, while the direct to consumer segment represented 49% of revenues.  See Note 11 to our consolidated financial statements for further information on our segments.

Our Intellectual Property

Our tradename Gaiam and various product and Internet domain names are subject to trademark or pending trademark applications of Gaiam or a Gaiam company.  We believe these trademarks are significant assets to our business.

Our Competitive Position

We believe that fragmented supplier and distribution networks characterize the LOHAS market, and we are not aware of a dominant leader.  Gaiam’s goal is to establish itself as the market leader.

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

Because Gaiam uses multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include Goodtimes Home Media, Anchor Bay, Ventura, PPI Entertainment, Goldhill Media, Nike, Reebok, thousands of small, local and regional businesses, and product lines or items that are offered by large retailers, manufacturers, publishers and media producers.

We believe the principal competitive factors in the LOHAS market are authenticity of information, distinctiveness of products and services, quality of product, brand recognition and price, and in media offerings, unique content and distribution capabilities.  We believe we compete favorably on all these relevant factors.

We expect industry consolidation to increase competition. As our competitors grow, they may adopt aggressive pricing or inventory policies, which could result in reduced operating margins and loss of market share.

Our success also depends upon the willingness of consumers to purchase goods and services that promote the values we espouse. While we believe our business plan and assumptions are reasonable, the demographic trends on which they are based may change and the current consumption levels may not be sustained. The decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect our customer base and revenues and, accordingly, our financial prospects.

Our Employees

As of March 1, 2004, Gaiam and the Gaiam companies employed approximately 285 persons.  None of our employees are covered by a collective bargaining agreement.

Regulatory Matters

There are a number of different bills under consideration by Congress and various state legislatures that would restrict disclosure of consumers’ personal information, which may make it more difficult for Gaiam to generate additional names for its direct marketing, and restrict a company’s right to send unsolicited electronic mail or printed materials.  Although Gaiam believes it is generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us.

The Gaiam companies generally collect sales taxes only on sales to residents of states in which Gaiam has locations.  Currently, Gaiam collects sales taxes in sales to residents of California, Colorado and Ohio.  A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities.  If legislation is enacted that requires Gaiam to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct-to-consumer businesses may be adversely affected.

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

Seasonality

See the Quarterly and Seasonal Fluctuations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information pertaining to the seasonal aspects of our business.

Available Information

Our corporate website at www.gaiam.com/corporate provides information about Gaiam, its history, goals and philosophy, as well as certain financial reports and corporate press releases.  Our www.gaiam.com website features a library of information and articles on personal development, healthy lifestyles and environmental issues, along with an extensive offering of products and services.  We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service.  As part of this commitment, we have added a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Form 10-K, 10-Q and 8-K and all amendments to such reports.  Those reports are available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

We have included our website addresses only as inactive textual reference, and the information contained on our website is not incorporated by reference into the Form 10-K.

Factors That May Affect Future Results

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives.  These risks and uncertainties include, but are not limited to, those risks described below.  Additional risks and uncertainties not presently known to us or those we currently deem immaterial also may impair our business operations and historical results are not necessarily an indication of the future results.  The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

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

Increased competition could impact our financial results

We believe that the LOHAS market has thousands of small, local and regional businesses. Some smaller businesses may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage. Although we believe that we do not compete directly with any single company that offers our entire range of merchandise, within each merchandise category we have competitors and we may face competition from new entrants. Some of our competitors or our potential competitors may have greater financial and marketing resources. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors. Increased competition from these or other competitors could negatively impact our business.

Changing consumer preferences may have an adverse effect on our business

Our business is targeted at consumers who assign high value to personal development, healthy lifestyles, responsible media, renewable energy and the environment. A decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect our customer base and sales revenues and, accordingly, our financial prospects. Further, consumer preferences are difficult to predict. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and we may not respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products, increased merchandise returns and lower margins, which would have a material adverse effect on our business.

We may face quarterly and seasonal fluctuations that could harm our business

Our revenue and results of operations have fluctuated and will continue to fluctuate on a quarterly basis as a result of a number of factors, including the timing of catalog offerings, timing of orders from retailers, recognition of costs or net sales contributed by new merchandise and catalog offerings, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In particular, our net sales and profits have historically been higher during the fourth quarter holiday season. We believe that this seasonality will continue in the future.

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

In addition, the use of branded merchandise limits our ability to return unsold products to vendors, which can result in higher markdowns in order to sell excess inventory. Our commitment to customer service typically results in us keeping a high level of merchandise in stock so we can fill orders immediately. Consequently, we run the risk of having excess inventory, which may also contribute to higher markdowns. Our failure to successfully execute a branded merchandise strategy or to achieve anticipated profit margins on these goods, or a higher than anticipated level of overstocks, may materially adversely affect our revenues.

We offer our customers liberal merchandise return policies. Our consolidated financial statements include a reserve for anticipated merchandise returns, which is based on historical return rates. It is possible that actual returns may increase as a result of factors such as the introduction of new merchandise, changes in merchandise mix or other factors. Any increase in our merchandise returns will correspondingly reduce our revenues.

Acquisitions may harm our financial results

Acquisitions have been part of our growth and may continue to be part of our growth in the future.  These acquisitions may be of entire companies, controlling interests in companies or of minority interests in companies where we intend to invest as part of a strategic alliance. If we are not successful in integrating companies that we acquire or are not able to generate adequate sales from the acquired entities, our business could be materially and adversely affected

The loss of the services of our key personnel could disrupt our business

We depend on the continued services and performance of our senior management and other key personnel, particularly Jirka Rysavy and Lynn Powers.  Our strategy of allowing the management teams of some acquired companies to continue to exercise significant management responsibility for those companies makes it important that we retain key employees, particularly the sales and creative teams, of the companies we might acquire.

Our founder and chief executive officer Jirka Rysavy controls Gaiam

Mr. Rysavy holds 100% of Gaiam’s 5,400,000 outstanding shares of class B common stock and also owns 2,136,200 shares of class A common stock. The shares of class B common stock are convertible into shares of class A common stock at any time. Each share of class B common stock has ten votes per share, and each share of class A common stock has one vote per share.  Consequently, Mr. Rysavy is able to vote a majority of our stock, and will be able to exert substantial influence over Gaiam and to control matters requiring approval by the shareholders of Gaiam, including the election of directors, increasing our authorized capital stock, or a merger or sale of our assets. As a result of Mr. Rysavy’s control, no change of control of Gaiam can occur without Mr. Rysavy’s consent.

Our success depends on the value of the Gaiam brand

Because of our reliance on sales of proprietary products, our success depends on the Gaiam brand. Building and maintaining recognition of the Gaiam brand are important to attracting and expanding our customer base. If the value of the Gaiam brand were adversely affected, we cannot be certain that we will be able to attract new customers, retain existing customers or encourage repeat purchases, and if the value of our brand were to diminish, our revenues, results of operations and prospects would be adversely affected.

Disputes concerning media content and intellectual property may adversely affect us

Most of our media content is subject to arrangements with third parties pursuant to which we have licensed certain rights to use and distribute media content owned by third parties or have licensed to third parties certain rights to use and distribute media content that we own.  In addition, we have a number of agreements with third parties concerning the use of our media content and intellectual property, including agreements regarding royalties, distribution, duplication, etc. Allegations that we do not have rights to use media content and other disputes arising from such arrangements can be costly and may have a material adverse impact on our results.

We are dependent on third party suppliers for the success of our proprietary products

We are dependent on the success of our proprietary products, and we rely on a select group of manufacturers to provide us with sufficient quantities to meet our customer’s demands in a timely manner, produce these products in a humane and safe environment for both their workers and the planet, maintain quality standards consistent with the Gaiam brand, and meet certain pricing guarantees.  Our sourcing of these products overseas continues to increase, and these arrangements carry risks associated with relying on products manufactured outside of the U.S., including political unrest and trade restrictions, currency fluctuations, transportation difficulties, work stoppages, and other uncertainties.  In addition, a number of our suppliers are small companies, and some of these vendors may not have sufficient capital, resources or personnel to increase their sales to us or to meet our needs for increased commitments from them. The failure of our suppliers to provide sufficient quantities of our proprietary products could decrease our revenues, increase our costs, and damage our customer service reputation.

We rely on communications and shipping networks to deliver our products

Given our emphasis on customer service, the efficient and uninterrupted operation of order-processing and fulfillment functions is critical to our business. To maintain a high level of customer service, we rely heavily on a number of different outside service providers, such as printers, telecommunications companies and delivery companies. Any interruption in services from our principal outside service providers, including delays or disruptions resulting from labor disputes, power outages, human error, adverse weather conditions or natural disasters, could materially adversely affect our business.  In addition, products that we source overseas must be shipped to our distribution center by freight carriers, and a work stoppage or political unrest could adversely affect our ability to fulfill our customer orders.

Information systems upgrades or integrations may disrupt our operations or financial reporting

We continually evaluate and upgrade our management information systems, which are critical to our business. These systems assist in processing orders, managing inventory, purchasing and shipping merchandise on a timely basis, responding to customer service inquiries, and gathering and analyzing operating data by business segment, customer, and SKU (a specific identifier for each different product). We are required to continually update these systems. Furthermore, if we acquire other companies, we will need to integrate the acquired companies’ systems with ours, a process that could be time-consuming and costly. If our systems cannot accommodate our growth or if they fail, we could incur substantial expenses.

Additionally, our success in e-commerce will depend upon our ability to provide a compelling and satisfying shopping experience. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online technology.

A material security breach could cause us to lose sales, damage our reputation or result in liability to us

Our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. Our relationships with our customers may be adversely affected if the security measures that we use to protect personal information such as credit card numbers are ineffective. We currently rely on security and authentication technology that we license from third parties. We may not prevent all security breaches.

Our systems may fail or limit user traffic, which would cause us to lose sales

We support most of our business through our call center in Broomfield, Colorado. Even though we have back up arrangements, we are dependent on our ability to maintain our computer and telecommunications equipment in this center in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our computer and telecommunications systems and lead to degradations in performance or systems failure. We have experienced capacity constraints and failure of information systems in the past that have resulted in decreased levels of service delivery or interruptions in service to customers for limited periods of time. Although we continually review and consider upgrades to our technical infrastructure and provide for system redundancies and backup power to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our infrastructure, including our call center, our ability to grow may be constrained.

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

Relying on our centralized fulfillment center could expose us to losing revenue

Prompt and efficient fulfillment of our customers’ orders is critical to our business. Our facility in Cincinnati, Ohio handles our fulfillment functions and some customer-service related operations, such as returns processing. A majority of our orders are filled and shipped from the Cincinnati facility. The balance is shipped directly from suppliers. Because we rely on a centralized fulfillment center, our fulfillment functions could be severely impaired in the event of fire, extended adverse weather conditions, transportation difficulties or natural disasters. Because we recognize revenue only when we ship orders, interruption of our shipping would diminish our revenues.

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

Our business is subject to reporting requirements that are currently evolving and, once established, could substantially increase our operating expenses.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-

Oxley Act of 2002.  As certain rules are not yet finalized, we do not know the level of resources we would have to commit in order to be in compliance.  Our compliance with current and proposed rules, such as Section 404 of the Sarbanes-Oxley Act, is likely to require the commitment of significant financial and managerial resources and additional expense to Gaiam.

MANAGEMENT

Directors and Executive Officers

Our executive officers and directors, their respective ages as of December 31, 2003 and their positions are as follows:

NAME	AGE	POSITION
Jirka Rysavy	49	Founder, Chairman of the Board and Chief Executive Officer
Lynn Powers	54	President, Director and CEO of North American operations
James Argyropoulos (1) (2)	59	Director
Barnet M. Feinblum (1) (2)	56	Director
Barbara Mowry (1) (2)	56	Director
Paul H. Ray (1)	64	Director

(1)          Member of the Compensation Committee

(2)          Member of the Audit Committee

JIRKA RYSAVY – Founder, Chairman and Chief Executive Officer of Gaiam. He has been Chairman since Gaiam’s inception and became the full-time Chief Executive Officer in December 1998.  In 1986, Mr. Rysavy founded Corporate Express, Inc., which, under his leadership, grew to become a Fortune 500 company supplying office and computer products and services.  He was its Chairman and Chief Executive Officer until September 1998.  Mr. Rysavy also founded and served as Chairman and Chief Executive Officer of Crystal Market, a health foods market, which was sold in 1987 to become the first Wild Oats Markets store.

LYNN POWERS – President, Director and Chief Executive Officer of North American operations of Gaiam.  Ms. Powers has been President and a Director since February 1996.  From February 1996 until September 2001, she was Chief Operating Officer, when she was promoted to Chief Executive Officer of North American operations.  From 1992 to 1996, she was Chief Executive Officer of La Scelta, an importer of natural fiber clothing products. Before that, Ms. Powers was Senior Vice President Marketing/Strategic Development and Vice President Merchandising of Miller’s Outpost, a specialty retailer.

JAMES ARGYROPOULOS – Director since May 2002. Mr. Argyropoulos is the founder and Chairman of The Walking Company, a lifestyle specialty retailer. Previously Mr. Argyropoulos served as Chairman and Chief Executive Officer of The Cherokee Group Inc., a shoe manufacturing and apparel business he founded in 1972.

BARNET M. FEINBLUM – Director since October 1999.  Mr. Feinblum is the President and Chief Executive Officer of Organic Vintners, a marketer of organic wines.  Mr. Feinblum was the President, Chief Executive Officer and Director of Horizon Organic Dairy from May 1995 to January 2000.  From July 1993 through March 1995, Mr. Feinblum was the President of Natural Venture Partners, a private investment company.  From August 1976 until August 1993, Mr. Feinblum held various positions at Celestial Seasonings, Inc., including President, Chief Executive Officer, and Chairman of the Board.  Mr. Feinblum is also a director of Seventh Generation, Inc.

BARBARA MOWRY – Director since October 1999.  Since 2003, Ms. Mowry has been CEO of Silver Creek Systems, Inc., a provider of data quality management software. From November 1997 until February 2001, Ms. Mowry was the President and Chief Executive Officer of Requisite Technology, a business-to-business e-commerce company specializing in the creation and management of electronic content and catalogs.  Prior to joining Requisite Technology, Ms. Mowry was an officer of Telecommunications, Inc. (cable television) from 1995 to 1997.  In 1990, Ms. Mowry founded, and until 1995 served as Chief Executive Officer of The Mowry Company, a relationship marketing firm focusing on the development of long-term customer relationships for businesses.

PAUL H. RAY – Director since October 1999.  Since 2000, Mr. Ray has been the Chief Executive Officer of Integral Partnerships LLC, a consulting firm specializing in Cultural Creative topics.  From November 1986 until

December 2000, he was Executive Vice President of American LIVES, Inc., a market research and opinion-polling firm.  Prior to joining American LIVES, Mr. Ray was Chief of Policy Research on Energy Conservation at the Department of Energy, Mines and Resources of the Government of Canada from 1981 to 1983. From 1973 to 1981, Mr. Ray was Associate Professor of Urban Planning at the University of Michigan.  He is the author of “The Integral Culture Survey,” which first identified the Cultural Creatives subculture.

Each director serves a one-year term. Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of Gaiam.

Item 2.                                                           Properties

Our principal executive offices are located in Broomfield, Colorado.  Our fulfillment center is located in the Cincinnati, Ohio area. This facility houses most of our fulfillment functions. We selected the Cincinnati site after considering the availability and cost of facilities and labor, proximity to major highways, air delivery hubs and support of local government of new businesses. We also believe that Cincinnati is ideal for providing the low cost shipping available from a single central point to a customer base that conforms to the overall U.S. population.

The following table sets forth certain information relating to our primary facilities, all of which are leased:

Primary Locations	Size	Use	Lease Expiration

Broomfield, CO	36,000 sq. ft.	Headquarters and customer service	May 2005
Cincinnati, OH	208,000 sq. ft.	Fulfillment center	March 2006
Venice, CA	800 sq. ft.	Media/sales office	July 2005
Hopland, CA	12 acres	Renewable energy demo site	Owned

We have options to renew the leases for our headquarters and our fulfillment center.  We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3.                                                           Legal Proceedings

From time to time, Gaiam is involved in legal proceedings that we consider to be in the normal course of business.  We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of our stockholders in the fourth quarter of the fiscal year ended December 31, 2003.

Part II

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Price History

Gaiam’s Class A common stock has been quoted on the NASDAQ under the symbol “GAIA” since our initial public offering on October 29, 1999.  On February 27, 2003 we had 8,687 stockholders of record and 9,216,027 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for Gaiam’s Class A common stock for the period indicated:

	High Bid	Low Bid	Close	Average Daily Volume

Fiscal 2003:
Fourth Quarter	$6.16	$4.90	$5.95	10,917
Third Quarter	$7.10	$4.77	$5.77	20,852
Second Quarter	$6.75	$4.40	$5.92	32,598
First Quarter	$11.24	$4.00	$5.37	50,411

Fiscal 2002:
Fourth Quarter	$12.11	$9.40	$10.37	26,031
Third Quarter	$15.22	$8.05	$11.47	32,811
Second Quarter	$18.45	$13.00	$14.64	42,002
First Quarter	$23.81	$15.00	$18.42	53,027

Dividend Policy

Gaiam has never declared or paid any cash dividends on its capital stock.  Gaiam currently intends to retain earnings to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future.  In addition, our bank credit agreement prohibits payment of any dividends to our shareholders.

Sales of Unregistered Securities

In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International, Ltd., a U.K. based distributor and marketer of lifestyle products, for approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock, which were issued to Leisure System’s selling shareholders.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,704,680	$7.52	395,320
Equity compensation plans not approved by security holders	—	—	—
Total	1,704,680	$7.52	395,320

Item 6.                                                           Selected Financial Data

The selected statement of operations for the years ended December 31, 2003, 2002 and 2001 and balance sheet data as of December 31, 2003 and 2002 set forth below are derived from Gaiam’s audited consolidated financial statements which are included elsewhere in this Form 10-K.  The selected statement of operations for the years ended December 31, 2000 and 1999 and balance sheet data as of December 31, 2001, 2000 and 1999 set forth below are derived from Gaiam’s audited consolidated financial statements which are not included in this Form 10-K.  The historical operating results are not necessarily indicative of the results to be expected for any other period.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Gaiam’s consolidated financial statements and related notes, included elsewhere in this Form 10-K.

GAIAM, INC.

SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999

Statement of Operations Data
Net revenues	$102,000	$111,406	$98,737	$60,588	$45,725
Cost of goods sold	48,927	45,475	39,276	23,793	18,176
Gross profit	53,073	65,931	59,461	36,795	27,549
Selling, operating, general and administrative expenses	54,355	57,180	52,849	32,367	25,425
Operating income (loss)	(1,282)	8,751	6,612	4,428	2,124
Other income (loss)	546	(261)	346	(283)	606
Income (loss) before income taxes and minority interest	(736)	8,490	6,958	4,145	2,730
Income tax (benefit) expense	(461)	3,002	2,498	1,556	1,063
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(697)	(40)	(404)	60	51
Net income (loss)	$(972)	$5,448	$4,056	$2,649	$1,718
Net income (loss) per share:
Basic	$(0.07)	$0.39	$0.33	$0.24	$0.20
Diluted	$(0.07)	$0.38	$0.32	$0.23	$0.19
Shares outstanding:
Basic	14,594	14,107	12,396	10,858	8,785
Diluted	14,594	14,489	12,809	11,525	9,119

	December 31,
	2003	2002	2001	2000	1999

Balance Sheet Data
Cash	$8,384	$11,422	$22,244	$8,579	$3,877
Working capital	29,531	33,944	41,403	15,269	5,911
Total assets	91,860	91,167	87,884	48,353	27,260
Long-term debt (net of current maturities)	—	55	238	5,770	2,109
Stockholders’ equity	69,485	69,371	58,633	18,111	14,951

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.  This section is designed to provide information that will assist readers in understanding Gaiam’s consolidated financial statements, changes in certain items in those statements from year to year, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the consolidated financial statements.

Overview and Outlook

Gaiam is a multi-channel lifestyle company providing information, goods and services to customers who value personal development, healthy living, ecological lifestyles and responsible media. Gaiam was incorporated in Boulder, Colorado in 1988 to support “Conscious Commerce,” the practice of making purchasing decisions based on lifestyle and personal values.  In 1995, Gaiam began to expand nationally.  In 1996, Gaiam made a large investment in infrastructure and operating systems to support rapid growth. From 1997 to 2003, Gaiam’s revenues increased from $19.9 million to $102 million, representing a compound annual growth rate of 31.3%.

Gaiam’s revenues declined 8.4% to $102 million in 2003, as compared to $111.4 million in 2002.  The decline in revenues was primarily attributable to a decline of 34%, or $19 million, in sales to retailers.  During 2003, sales to distributors declined $11.8 million as a result of the exclusion of our Healing Arts branded accessories in the fitness pallet in Costco for Holiday, and the transition of Bed, Bath and Beyond from a distributor relationship to direct.  This required Gaiam to take back inventory from our distributor and reset the floor for Bed, Bath and Beyond.  Additionally, Gaiam’s sales to mall-based stores, such as the Discovery Channel Stores, declined approximately $4.2 million.  These declines took place in our business segment, which has had higher operating contributions in prior years than our direct to consumer segment.  With more of the revenue contributed by those divisions with lower gross margins, the overall gross margin declined to 52%.  Gaiam used 2003 as a transition year in order to make adjustments to our business strategy by doubling our sales force, adding new product categories, launching sales to additional retail chains within the business segment, and consolidating our operations and reducing expenses in order to focus on profitability in all segments in the future.  Although Gaiam reported a net loss of approximately $972 thousand in 2003, its first net loss since becoming a public company, Gaiam generated $3.7 million in cash provided by operations, compared to $1 million cash provided by operations in 2002, when Gaiam had net income of $5.4 million.

Gaiam has increased its focus on its media and national retailer channels, which strategically provides increased branding opportunities, higher operating contribution and greater mainstream penetration.  In 2003, our business segment was 51% of total revenues, up from 13% in 1998.  During 2004, Gaiam will focus on selling directly to retailers through the “store-within-store” concept and building this segment through a combination of new media releases and new product opportunities in soft goods and spa products, along with an expansion in mass market retailers and bookstores, and new launches into the grocery and the professional markets.

As part of our strategy to grow the business segment, in 2003 Gaiam acquired a 50.1% interest in Leisure Systems International (“LSI”), a distributor of wellness products based in the U.K.  Total consideration for the acquisition was approximately $4,300,000 in cash and 50,000 shares of Gaiam Class A common stock.  Results from operations of LSI are included in the Consolidated Financial Statements of Gaiam from the effective acquistion date of January 1, 2003.  It is anticipated that LSI will be able to launch our media and employ a sales strategy in the U.K. retail market that is similar to Gaiam’s “store-within-store” presentation in the U.S.

The direct to consumer segment continues to be an integral part of Gaiam’s outreach.  This segment accounted for 49%, or approximately $50.5 million, of Gaiam’s revenues during 2003.  Revenues for the Gaiam’s catalog and website operations remained relatively flat as compared to 2002.  Although this segment did not see much growth in 2003, it remains the base for Gaiam.  Circulation of 15 million catalogs provides branding, a sounding board for new product testing, promotional opportunities and customer feedback on Gaiam’s and the LOHAS industry’s focus and future.

Even with the shift to our business segment, Gaiam’s gross margin remained strong at 52% primarily because of our continued focus on higher margin proprietary products.  In 2003, over 62% of our sales were comprised of proprietary products, up from 53% in 2001.

Gaiam anticipates both a return to positive internal growth and a return to profitability in 2004.  The negative internal growth experienced during 2003 has subsided and we anticipate that the internal growth rate will be approximately 5 to 10% in the first quarter of 2004 and finish the year around 10%.  Gaiam’s revenues will continue to be heavily weighted to the second half of the calendar year, so the majority of our earnings will continue to be generated during the third and fourth quarters.  Please see “Quarterly and Seasonal Fluctuations.”

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make judgments, estimates and assumptions that affect the amounts reported in Gaiam’s consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of Gaiam’s consolidated financial statements.

Management believes the following to be critical accounting policies whose application has a material impact on Gaiam’s financial presentation, and involve a higher degree of complexity, as they require management to make judgments and estimates about matters that are inherently uncertain.

Provision for Doubtful Accounts

Gaiam records a provision for doubtful accounts for all receivables not expected to be collected.  Gaiam generally does not require collateral.  Gaiam evaluates the collectibility of the accounts receivable based on a combination of factors.  In circumstances when we are aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filings), Gaiam records a specific reserve for bad debts against amounts due.  For all other instances, Gaiam recognizes reserves based on historical experience and review of individual accounts outstanding.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. Gaiam identifies its inventory items to write down for obsolescence based on the item’s current sales status and condition.  If the item is discontinued or slow moving, it is written down based on an estimate of the markdown to retail price needed to sell through its current stock level.

Investments

Investments for which Gaiam does not have the ability to exercise significant influence, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value.  Investments under the cost method are included on the accompanying consolidated balance sheet in “Investments.”

Capitalized Production Costs

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

Revenues

Revenue from the sale of products is recognized at the time merchandise is shipped to the customer.  Revenue for services provided, such as design consultation for solar installations, is recognized when the services are rendered.  Licensing revenue is recognized upon delivery of the media licensed.  Amounts billed to customers for postage and handling charges are recognized as revenue at the time that the revenues on the product shipments are recognized.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise, on a reporting unit level.  The fair value of a reporting unit is compared with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.

If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of impairment loss.  Gaiam has allocated goodwill to two reporting units, and uses a market value method for the purposes of testing for potential impairment.  The annual review requires extensive use of financial judgment and estimates.  Application of alternative assumptions and definitions, such as a change in the composition of a reporting unit, could yield significantly different results

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	For the Year Ended December 31,
	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	48.0%	40.8%	39.8%
Gross profit	52.0%	59.2%	60.2%
Expenses:
Selling and operating	44.3%	42.9%	45.5%
Corporate, general and administrative	9.0%	8.4%	8.0%
Total expenses	53.3%	51.3%	53.5%
Income (loss) from operations	-1.3%	7.9%	6.7%
Other income (expense), net	0.6%	-0.3%	0.3%
Income (loss) before income taxes and minority interest	-0.7%	7.6%	7.0%
Income tax (benefit) expense	-0.5%	2.7%	2.5%
Minority interest in net (income) loss of consolidated subsidiary, net of tax	-0.7%	0.0%	-0.4%
Net income(loss)	-0.9%	4.9%	4.1%

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues declined 8.4% to $102 million in 2003 from $111.4 million in 2002.  The decrease is primarily attributable to a decline in sales to distributors of $11.8 million for 2003, which is more fully discussed above under “Overview and Outlook.”  As a result, business segment revenues declined 15% to $51.5 million in 2003 from $60.6 million in 2002.  The direct to consumer segment revenues remained flat at $50.5 million for 2003 compared to $50.8 million in 2002.

Gross profit, which consists of revenue less cost of sales (primarily merchandise acquisition costs and in-bound freight), decreased 19.5% to $53.1 million in 2003 from $65.9 million in 2002.  As a percentage of revenue, gross profit was 52% in 2003 compared to 59.2% in 2002.  This was primarily attributable to a shift in sales composition to our lower margin divisions, and from margin contraction in the business segment primarily due to a product shift to accessories.

Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses decreased 5.6% to $45.2 million in 2003 from $47.8 million in 2002.  As a percentage of revenues selling and operating expenses increased to 44.3% in 2003 from 42.9% in 2002 primarily due to the lower revenue base, coupled with the cost of doubling the business segment sales force, which is expected to add incremental value in 2004.  Gaiam also completed its requisite warehouse management system conversion and the majority of its fulfillment consolidation from outside providers into its distribution facility in Ohio.

Corporate, general and administrative expenses decreased to $9.2 million for 2003 from $9.3 million in 2002, as a result of staffing reduction implemented in the first half of 2003.  As a percentage of revenues, general and administrative expenses increased to 9% in 2003 from 8.4% in 2002 due to the lower sales base.

As a result of the factors described above, Gaiam posted an operating loss of $1.3 million for 2003, as compared to operating income of $8.8 million for 2002.

Gaiam recorded $546 thousand in other income during 2003, as compared to other expense of $261 thousand in 2002.  In 2003, other income resulted primarily from a gain on the purchase of stock rights and interest income generated on available cash.  Minority interest expense, net of income taxes, increased from $40 thousand in 2002 to $697 thousand in 2003 primarily due to positive operating results generated by Leisure Systems International, in which Gaiam purchased a 50.1% interest in January 2003.

Gaiam recorded an income tax benefit of $461 thousand on a pretax loss of $736 thousand for 2003, as compared to income tax expense of $3.0 million on pretax income of $8.5 million in 2002.

2003 was a year in which Gaiam focused on consolidating and improving its operations, refocused and restructured its sales efforts in its business segment, and positioned its media and product offerings for expansion into new markets. As a result of the above factors, Gaiam recorded a net loss of $972 thousand in 2003.  Despite this loss, Gaiam’s cash generated by operations grew to $3.7 million in 2003, from $1 million in 2002, when Gaiam recorded net income of $5.4 million.

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues increased 13% to $111.4 million in 2002 from $98.7 million in 2001.  Increased sales to national retail chains and proprietary products contributed towards Gaiam’s internal growth rate of 18% for the year.  The closure of some catalog operations and the multi-store retail operation we acquired in connection with the Real Goods transaction lowered our year-over-year sales growth comparison even after factoring in acquisition contribution.  During fiscal 2002 we reduced catalog circulation 14% as planned.  Business segment revenues increased to $60.6 million or 54% of sales in 2002, up from $47.5 million or 48% in 2001.

During 2002 Gaiam converted some distribution arrangements to licensing agreements and expanded licensing of its visual media assets for broadcast and pay per view in order to increase brand exposure and generate revenues.  In fiscal 2002, Gaiam recognized approximately $6 million in licensing revenues from Universal Studios, Koch, Conscious Media and Discovery Channel.  Our Canadian distributor Koch was converted to a media licensee.  If we had not converted Koch to a licensee, we would have recognized approximately $3 million in additional revenues in fiscal 2002. Costs to convert our visual media library for broadcast and licensing, including international conversion and formatting, and the cost to repurchase rights from Universal for Europe and Asia were expensed.

Gross profit increased 10.9% to $65.9 million in 2002 from $59.5 million during 2001.  As a percentage of revenue, gross profit was 59.2% in 2002 compared to 60.2 % in 2001.  The decline in gross profit percentage was primarily attributable to product mix diversification in our business segment and as a result of the business segment representing a greater percentage of total sales.  This segment carries lower gross margin but the operating contribution is higher.  Gaiam continues to pursue growth of its proprietary product offerings, on which Gaiam has better margins.

Selling and operating expenses increased 6.5%, which is less than the revenue increase of 13%, to $47.8 million in 2002 from $44.9 million in 2001.  As a percentage of revenues selling and operating expenses decreased to 42.9% in 2002 from 45.5% in 2001 primarily due to leverage associated with the increased percentage of sales from our business segment.

Corporate, general and administrative expenses increased to $9.3 million for 2002 from $7.9 million in 2001 mainly due to expansion to support Gaiam’s growth.  As a percentage of revenues, general and administrative expenses increased to 8.4% in 2002 from 8.0% in 2001.

Operating income, as a result of the factors described above, increased 32% to $8.8 million or 7.9% of sales up from $6.6 million or 6.7% of sales in 2001.  Excluding the charges described above operating income for fiscal 2002 and 2001 was 9.4% and 8.1% of sales in 2002 and 2001, respectively.

Gaiam recorded $261 thousand in other expense during 2002, compared to other income of $346 thousand in 2001.  This was partly attributable to the loss of $182 thousand associated with the sales commission and other expenses paid on the sale of the Gaiam Yoga Center in 2002.  Minority interest share of net income was $40 thousand in 2002 and $404 thousand in 2001.  Minority interest changed year-over-year primarily due to Gaiam’s purchase of the remaining minority interests in Gaiam.com, Gaiam’s organic clothing business and two renewable energy businesses.

Gaiam’s income tax provision increased to $3.0 million in 2002, from $2.5 million in 2001 due to increased profits.

Net income, as a result of the factors described above, increased 34% to $5.4 million in 2002 from $4.1 million during 2001.

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited quarterly results of operations for each of the quarters in 2003 and 2002.  In management’s opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented.  This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The results of operations for any quarter are not necessarily indicative of future results of operations.

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$22,971	$20,352	$23,534	$35,143
Gross profit	12,324	10,815	12,270	17,663
Operating income (loss)	(400)	(989)	16	91
Net income (loss)	(353)	(759)	(201)	341
Diluted net income (loss) per share	$(0.02)	$(0.06)	$(0.01)	$0.02
Weighted average shares outstanding-diluted	14,579	14,594	14,601	14,695

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$24,284	$24,067	$25,794	$37,261
Gross profit	14,269	14,182	15,030	22,450
Operating income	1,175	1,677	2,246	3,653
Net income	736	1,003	1,395	2,314
Diluted net income (loss) per share	$0.05	$0.07	$0.10	$0.16
Weighted average shares outstanding-diluted	14,532	14,468	14,376	14,622

Note:  The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

Quarterly fluctuations in Gaiam’s revenues and operating results are due to a number of factors, including the timing of new product introductions and mailings to customers, advertising, acquisitions (including costs of acquisitions and expenses related to integration of acquisitions), competition, pricing of products by vendors and expenditures on our systems and infrastructure.  The impact on revenue and operating results, due to the timing and extent of these factors, can be significant.  Our sales are also affected by seasonal influences.  On an aggregate basis, Gaiam generates its strongest revenues and net income in the fourth quarter due to increased holiday spending.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to replacements, expansions and improvements to Gaiam’s infrastructure, development of e-commerce, acquisitions of new businesses, and anticipated future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors.  The timing and amount of these capital requirements cannot accurately be predicted.  Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and currently plans to expand sales and marketing programs and conduct more aggressive brand promotions.

In 2002 Gaiam executed a new credit agreement with Wells Fargo, which expires during 2005, and permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory and certain property and equipment.  Borrowings under the credit agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to

Gaiam shareholders and requiring maintenance of certain financial ratios.  At December 31, 2003, Gaiam had no amounts outstanding under this agreement, and was in compliance with all of the financial covenants.

Gaiam’s operating activities generated net cash of $3.7 million and $1.0 million in 2003 and 2002, respectively.  Gaiam’s net cash generated from operating activities for 2003 is primarily attributable to a decrease in accounts receivable of $5.9 million and non-cash charges for depreciation and amortization of $3.1 million, which were offset by the net loss of $972 thousand and the decreases in income taxes payable of $1.6 million and accrued liabilities of $1.8 million.  Gaiam’s net cash generated from operating activities for 2002 arose from net income of $5.4 million, a decrease in inventory of $679 thousand, and an increase in accounts payable of $2.2 million, which was offset primarily by an increase in accounts receivable of $5.6 million (associated with the growth in the business segment and increased sales to major national retailers) and an increase in capitalized production costs of $1.4 million.

Gaiam’s investing and acquisition activities used net cash of $6.7 million and $11.4 million during 2003 and 2002, respectively.  In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International, a distributor of wellness products based in the U.K.  Total consideration for the acquisition was approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock.  In 2002, Gaiam acquired a majority interest in a catalog company for $600,000.  Gaiam also acquired the 49.9% interest in its Internet subsidiary Gaiam.com that it did not own previously and redeemed $6,000,000 of Gaiam.com’s redeemable preferred stock for $2,000,000 in cash and 500,000 shares of Gaiam Class A common stock.  Strategically, Gaiam exited the retreat and conference service business in 2002 by selling the Gaiam Yoga Center for $2.7 million.  Gaiam invested $7.8 million to acquire a minority interest in Conscious Media, Inc., (a multimedia company) as part of efforts to build brand equity through broadcast media.  A requirement of the Conscious Media investment stipulates that Conscious Media will broadcast content licensed from Gaiam under the Gaiam brand.

Gaiam’s financing activities used net cash of $218 thousand and $400 thousand in 2003 and 2002, respectively, primarily for payments under capitalized leases or repayment of other debt, which was partially offset by funds generated by the exercise of stock options.

We believe our available cash, cash expected to be generated from operations, and borrowing capabilities of $15 million (unused line of credit) should be sufficient to fund our operations on both a short-term and long-term basis.  However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS (Lifestyles of Health and Sustainability) market.  For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any commitments pursuant to long-term debt obligations or purchase obligations.  The following table shows our commitments to make future payments under operating and capital leases:

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$3,271,210	$1,823,914	$1,447,296	$—	$—
Capital lease obligations	54,528	54,528	—	—	—
Total contractual cash obligations	$3,325,738	$1,878,442	$1,447,296	$—	$—

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  As of December 31, 2003, Gaiam is not involved in any unconsolidated SPEs or VIEs.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates.  We do not engage in financial transactions for trading or speculative purposes.

Any borrowings we might make under our bank credit facility would bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Gaiam does not have any amounts outstanding under its credit line, so any unfavorable change in interest rates would not have a material impact on Gaiam’s results from operations or cash flows unless Gaiam made borrowings in the future.

Gaiam purchases a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar transactions.  A small percentage of our international purchases are denominated in currencies other than the U.S. dollar.  Any currency risks related to these transactions are immaterial to Gaiam.  A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.  In order to mitigate this exposure, Gaiam makes virtually all of its purchase commitments in U.S. dollars.

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor.  Because Leisure Systems’ revenues are primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations.  However, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of December 31, 2003.

Item 8.                         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors

Gaiam, Inc.

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule II.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaiam, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
February 19, 2004

GAIAM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$8,383,934	$11,422,435
Accounts receivable, net of allowance for doubtful accounts of $801,182 in 2003 and $854,131 in 2002	17,818,513	20,950,394
Income tax and other receivables	2,090,785	1,949,832
Inventory, less allowances	16,629,078	14,768,045
Deferred advertising costs	1,648,560	2,417,211
Other current assets	1,280,461	1,194,484
Total current assets	47,851,331	52,702,401

Property and equipment, net	10,313,835	9,543,231
Investments	7,865,192	7,865,192
Capitalized production costs, net	6,094,295	4,983,824
Media library, net	6,083,556	5,262,586
Goodwill and other intangibles	9,508,837	6,326,894
Deferred tax assets	3,487,820	3,714,845
Other assets	655,363	768,043
Total assets	$91,860,229	$91,167,016

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,459,035	$11,998,087
Accrued liabilities	4,904,465	5,204,438
Capital lease obligations, current	54,528	269,290
Income taxes payable	902,420	1,286,558
Total current liabilities	18,320,448	18,758,373

Capital lease obligations, long-term	—	54,529
Deferred tax liabilities	735,103	848,653
Other Liabilities	—	1,962,000
Total liabilities	19,055,551	21,623,555

Minority interest	3,319,872	172,481

Commitments and contingencies :
Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,203,056 and 9,134,098 shares issued and outstanding at December 31, 2003 and 2002, respectively	920	913
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	540	540
Additional paid-in capital	53,831,750	53,343,046
Deferred compensation	(71,865)	(143,865)
Accumulated other comprehensive income	524,870	—
Retained earnings	15,198,591	16,170,346
Total stockholders’ equity	69,484,806	69,370,980
Total liabilities and stockholders’ equity	$91,860,229	$91,167,016

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001

Net revenue	$102,000,103	$111,406,313	$98,737,148
Cost of goods sold	48,926,933	45,475,702	39,275,985
Gross profit	53,073,170	65,930,611	59,461,163

Expenses:
Selling and operating	45,183,955	47,845,850	44,933,062
Corporate, general and administration	9,171,414	9,333,937	7,916,629
Total expenses	54,355,369	57,179,787	52,849,691

Income (loss) from operations	(1,282,199)	8,750,824	6,611,472

Other income (expense)	471,768	(445,056)	407,092
Interest income (expense)	73,965	184,436	(60,854)
Other income (expense)	545,733	(260,620)	346,238

Income (loss) before income taxes and minority interest	(736,466)	8,490,204	6,957,710

Income tax (benefit) expense	(461,356)	3,001,773	2,497,817
Minority interest in net (income) loss of consolidated subsidiary, net of income taxes	(696,645)	(40,443)	(404,305)
Net income (loss)	$(971,755)	$5,447,988	$4,055,588

Net income (loss) per share:
Basic	$(0.07)	$0.39	$0.33
Diluted	$(0.07)	$0.38	$0.32

Shares used in computing net income (loss) per share:
Basic	14,594,089	14,107,390	12,395,907
Diluted	14,594,089	14,488,783	12,808,631

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Class A		Class B		Additional		Other
	Common Stock		Common Stock		Paid-In	Deferred	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Total

Balance at December 31, 2000	5,473,184	$547	5,400,000	$540	$11,865,734	$(422,826)	$—	$6,666,770	$18,110,765

Return of capital to shareholder through purchase of SelfCare, Inc. and Earthlings, Inc.	—	—	—	—	(3,073,061)	—	—	—	(3,073,061)
Issuance of common stock in conjunction with acquisitions and compensation	578,622	58	—	—	7,892,474	70,500	—	—	7,963,032
Shares issued in connection with secondary offering, including the underwriter’s overallotment	2,530,000	253	—	—	31,576,055	—	—	—	31,576,308
Net income	—	—	—	—	—	—	—	4,055,588	4,055,588

Balance at December 31, 2001	8,581,806	858	5,400,000	540	48,261,202	(352,326)	—	10,722,358	58,632,632

Issuance of common stock in conjunction with acquisitions and compensation	552,292	55	—	—	5,081,844	208,461	—	—	5,290,360
Net income	—	—	—	—	—	—	—	5,447,988	5,447,988

Balance at December 31, 2002	9,134,098	913	5,400,000	540	53,343,046	(143,865)	—	16,170,346	69,370,980

Issuance of common stock in conjunction with acquisitions and compensation	68,958	7	—	—	488,704	71,999	—	—	560,710
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(971,755)	(971,755)
Foreign currency translation adjustment, net of income taxes of $144,314	—	—	—	—	—	—	524,870	—	524,870
Comprehensive loss	—	—	—	—	—	—	—	—	(446,885)

Balance at December 31, 2003	9,203,056	$920	5,400,000	$540	$53,831,750	$(71,866)	$524,870	$15,198,591	$69,484,805

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$(971,755)	$5,447,988	$4,055,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,594,262	1,966,127	2,225,312
Amortization	486,507	345,191	638,617
Website impairment charge	—	—	1,350,000
Stock compensation	72,000	324,670	390,912
Minority interest in consolidated subsidiaries	984,818	40,443	404,305
Non-cash gain on Gaiam.com stock redemption	(866,000)	(189,334)	—
Deferred tax expense	94,633	162,088	32,160
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,919,176	(5,366,885)	(8,179,622)
Inventory	(573,744)	679,389	(6,716,208)
Deferred advertising costs	768,651	(637,768)	(45,511)
Capitalized production costs	(1,110,471)	(1,432,346)	(894,812)
Other current assets	(251,674)	(704,638)	664,226
Other assets	73,004	(592,676)	(42,359)
Accounts payable	(57,883)	2,215,574	(2,302,266)
Accrued liabilities	(1,845,333)	(1,705,901)	1,101,376
Income taxes payable	(1,603,241)	474,495	753,498
Net cash provided by (used in) operating activities	3,712,950	1,026,417	(6,564,784)

Investing activities
Purchase of property, equipment, and media rights	(2,861,872)	(3,658,356)	(1,232,321)
Purchase of investments and stock rights	(115,000)	(7,865,192)	—
Proceeds from the sale of property and equipment	—	2,748,292	—
Proceeds from sale (purchase) of stock in subsidiary	—	(2,000,000)	—
Payments for acquisitions, net of cash acquired	(3,725,583)	(672,684)	(4,457,718)
Net cash used in investing activities	(6,702,455)	(11,447,940)	(5,690,039)

Financing activities
Principal payments on capital leases	(347,571)	(213,407)	(144,358)
Proceeds from issuance of common stock	129,715	178,041	31,576,308
Net payments on borrowings	—	(364,323)	(5,512,148)
Net cash (used in) provided by financing activities	(217,856)	(399,689)	25,919,802

Effects of exchange rates on cash and cash equivalents	168,860	—	—

Net (decrease) increase in cash and cash equivalents	(3,038,501)	(10,821,212)	13,664,979
Cash and cash equivalents at beginning of year	11,422,435	22,243,647	8,578,668
Cash and cash equivalents at end of year	$8,383,934	$11,422,435	$22,243,647

Supplemental cash flow information
Interest paid	$46,031	$44,614	$388,996
Income taxes paid	1,033,400	3,088,500	1,630,000
Common stock issued for acquisitions	347,500	4,905,000	6,664,834
Property and equipment acquired under capital lease	—	—	201,197

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

Gaiam, Inc. (“Gaiam”) was incorporated under the laws of the State of Colorado on July 7, 1988.  Gaiam is a multi-channel lifestyle company providing a broad selection of information, products and services to clients who value natural health, personal development, ecological lifestyles and responsible media.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Gaiam and its subsidiaries in which Gaiam’s ownership is greater than 50% and the subsidiary is considered to be under Gaiam’s control.  All material intercompany accounts and transaction balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts with financial institutions and all highly liquid investments, which mature within three months of date of purchase.  Cash equivalents are carried at cost, which approximate fair value.

Provision for Doubtful Accounts

Gaiam records a provision for doubtful accounts for all receivables not expected to be collected.  Gaiam generally does not require collateral.  Gaiam evaluates the collectibility of the accounts receivable based on a combination of factors.  In circumstances when we are aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filings), Gaiam records a specific reserve for bad debts against amounts due.  For all other instances, Gaiam recognizes reserves based on historical experience and review of individual accounts outstanding.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. Gaiam identifies its inventory items to write down for obsolescence based on the item’s current sales status and condition.  If the item is discontinued or slow moving, it is written down based on an estimate of the markdown to retail price needed to sell through its current stock level.  The reserve for obsolescence was $818 thousand in 2003 and $772 thousand in 2002.

Advertising Costs

Deferred advertising costs relate to the preparation, printing and distribution of catalogs.  Such costs are deferred for financial reporting purposes until the catalogs are distributed, then amortized over succeeding periods on the basis of estimated sales.  Seasonal catalogs are amortized within seven months, while the amortization period for annual catalogs does not exceed one year.  Historical sales statistics are the principal factor used in estimating the amortization rate.  Other advertising and promotional costs are expensed as incurred.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), Gaiam records sales discounts or other sales incentives as a reduction to revenues.  Gaiam identifies and records as expense those cooperative advertising expenses paid by Gaiam, which are for advertisements meeting the separable benefit and fair value tests, as part of selling and operating expense.

Amounts recorded as advertising expense, including those related to Gaiam's catalogs were $13.1 million, $13.4 million, and $11.2 million for the period ended December 31, 2003, 2002 and 2001, respectively, and is included in selling and operating expense in the consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases.  Included in property and equipment is the cost of internal-use software, including software used in connection with Gaiam’s websites.  Gaiam expenses all costs related to the development of internal-use software other than those incurred during the application development stage in accordance with Statement of Position No. (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use.  Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally five years).  Depreciation of property and equipment is computed on the straight-line method over estimated useful lives (generally five to ten years).  Property and equipment purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

Investments

In 2002, Gaiam invested $7.8 million for a 15% interest in Conscious Media, Inc., a multimedia company.  Gaiam does not have significant influence over the management of Conscious Media, Inc. and accordingly has accounted for the investment on a cost basis in all reported periods.  Under the cost method of accounting, investments in private companies are carried at cost.  Gaiam evaluates its long-lived assets, including investments, on at least an annual basis to test for impairment or valuation issues, and concluded that, as of December 31, 2003 and 2002, no indicators of impairment were present.

Capitalized Production Costs

In accordance with SOP No. 00-2, “Accounting by Producers or Distributors of Films,” capitalized production costs consists of costs incurred to produce media content, net of accumulated amortization.  These costs, as well as participations costs, are recognized as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues from all sources to be earned over a seven year period.  Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis.  Revenue forecasts are continually reviewed by management and revised when warranted by changing conditions.  When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s fair value.  For all periods presented, there have been no impairment losses recorded.

As of December 31, 2003, capitalized production costs for released films were approximately $2.4 million, and for those films not yet released was approximately $395 thousand.  Additionally, as of December 31, 2003, Gaiam estimates that approximately $2.1 million in participation expenses and approximately $1.2 million or 21% of the unamortized costs for released films will be amortized during 2004, and approximately 64% of the unamortized costs for released films will be amortized within the next three years.  Accumulated amortization at December 31, 2003 and 2002 was approximately $4.4 million and $3.3 million, respectively.  Amortization expense for the years ending December 31, 2003, 2002 and 2001 was $1.2 million, $1.2 million, and $533 thousand, respectively.  Based on the capitalized video production costs at December 31, 2003 and assuming no subsequent impairment of the underlying assets or a material increase in video productions, the annual amortization expense for the next five years is expected to approximate amounts recorded in historical periods.

Media Library

The media library asset represents both the cost of the library of produced videos acquired through a business combination, and the purchase price of media rights to both video and audio titles.  The media library is presented net of accumulated amortization of approximately $1.9 million and $1.4 million at December 31, 2003 and 2002, and it is being amortized over the estimated useful life of the titles, which range from five to fifteen years.  Amortization expense for the years ending December 31, 2003, 2002 and 2001 was $492 thousand, $345 thousand, and $244 thousand, respectively.  Based upon the acquired and capitalized media library costs at December 31, 2003 and assuming no subsequent impairment of the underlying assets or material additions thereto, the annual amortization expense for the next five years is expected to approximate $686 thousand per annum.

Goodwill

Gaiam adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

The new standard requires that goodwill no longer be amortized, but tested for impairment at least annually.  These tests will be performed more frequently if there is a triggering event indicating potential impairment.  Prior to adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over lives ranging from 10 to 20 years.  In 2001, goodwill amortization was approximately $401 thousand, or $0.02 per share.

SFAS No. 142 prescribes a two-step method for determining goodwill impairment.  In the first step, the fair value of the reporting unit is determined using a comparable companies market multiple approach.  If the net book value of the reporting unit exceeds the fair value, then the second part of the impairment test would be completed.  This involves an allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill.  The fair value of the goodwill is then compared to its carrying amount to determine impairment.  An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

Gaiam has allocated all of its goodwill balance of $9.5 million at December 31, 2003 to its two reporting units, business and direct to consumer in the amounts of $4 million and $5.5 million, respectively.  At December 31, 2002, Gaiam allocated goodwill in the amounts of $862 thousand and $5.5 million, respectively, to its business and direct to consumer reporting units.  Goodwill is allocated to reporting units at the time of acquisition.

Gaiam completed its annual goodwill tests, using comparable company market multiples to establish the fair value of the reporting units, and found no goodwill impairment in either of its reporting units for 2003 and 2002.

Long-Lived Assets

Gaiam evaluates impairment of its long-lived assets, other than goodwill, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted by Gaiam as of January 1, 2002.  Adoption of SFAS 144 had no effect on Gaiam’s financial position or its results of operations.  The carrying value of long-lived assets held and used, other than goodwill, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.  Fair market value is determined primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved.  Losses on long-lived assets held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

At December 31, 2001, it was determined that the Interworld platform of the Gaiam.com website was impaired.  As a result, an impairment charge of $1.35 million was recorded in the direct to consumer segment.

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

Revenues

Revenue from the sale of products is recognized at the time merchandise is shipped to the customer.  Revenue for services provided, such as design consultation for solar installations, is recognized when services are rendered.  Licensing revenue is recognized upon delivery of the media licensed.  Amounts billed to customers for postage and handling charges, which approximate $4.1million for 2003, $4.5 million for 2002, and $4.7 million for 2001 are recognized as revenue at the time that the revenues arising from the product being shipped are recognized.  Postage and handling costs, which approximate $3.6 million for 2003, $5.8 million for 2002, and $5.2 million for 2001, are included in selling and operating expense along with other fulfillment costs incurred to warehouse, package and deliver products to customers.  Gaiam provides a reserve for expected future returns at the time the sale is recorded based upon historical experience and future expectations.

Fair Value of Financial Instruments

The carrying amounts of Gaiam’s financial instruments, including cash, cash equivalents and trade receivables and payables, approximate their fair values.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes including the valuation of stated accounts receivable and inventory balances.  Actual results could differ from those estimates.

Stock-Based Compensation

Gaiam accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock Based Compensation.  Accordingly, no compensation expense is recognized in Gaiam’s consolidated financial statements in connection with stock options granted to employees with exercise prices not less than fair value.  Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of Gaiam’s common stock on the date options were granted and the exercise price.  For purposes of this pro-forma disclosure, the estimated fair value of options is assumed to be amortized to expense over the options’ vesting periods.

Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest (in thousand, except per share data).

	For the Years Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$(971,755)	$5,447,988	$4,055,588
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	72,000	208,461	70,500
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards net of related tax effects	(160,721)	(926,942)	(577,644)
Pro forma	$(1,060,476)	$4,729,507	$3,548,444
Net income (loss) per common share
As reported	$(0.07)	$0.39	$0.33
Pro forma	$(0.07)	$0.34	$0.29
Fully diluted net income (loss) per common share:
As reported	$(0.07)	$0.38	$0.32
Pro forma	$(0.07)	$0.33	$0.30

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

Foreign Currency Translation

Our foreign subsidiaries use their local currency as their functional currency.  Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date.  Income and expense accounts are translated at the average monthly exchange rates during the year.  Resulting translation adjustments, net of income taxes, are recorded as a separate component of accumulated other comprehensive income.

Comprehensive Loss

SFAS No. 130, Reporting on Comprehensive Income (“FASB No. 130”) establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements.  Comprehensive income includes all changes in equity during a period from non-owner sources.   These include foreign currency translation adjustments, net of income taxes.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities.  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common equivalent shares are excluded from the computation of diluted earnings per share for the year ended December 31, 2003 because their effect is antidilutive.  All earnings per share amounts for all periods have been presented and conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001

Numerator for basic and diluted earnings (loss) per share	$(971,755)	$5,447,988	$4,055,588

Denominator:
Weighted average shares for basic earnings (loss) per share	14,594,089	14,107,390	12,395,907

Effect of dilutive securities:
Weighted average of common stock, stock options, and warrants	—	381,393	412,724

Denominators for diluted earnings (loss) per share	14,594,089	14,488,783	12,808,631

Net income (loss) per share–basic	$(0.07)	$0.39	$0.33
Net income (loss) per share–diluted	$(0.07)	$0.38	$0.32

2.                                      Mergers and Acquisitions

On January 5, 2001, Gaiam acquired all of the stock of Earthlings, Inc. and Self Care, Inc., companies under common ownership with the Chief Executive Officer of Gaiam, at his company’s net investment cost plus transaction expenses.  As these companies were under common control, the purchase was accounted for using historical costs, similar to a pooling transaction.  The total combined purchase price for both companies was approximately $3.8 million.

On January 29, 2001, Gaiam completed its merger with Real Goods Trading Corporation.  In the tax-free stock-for-stock transaction, Real Goods shareholders received one share of Gaiam Class A common stock in exchange for ten shares of Real Goods stock owned.  The merger was accounted for using the purchase method of accounting, and $3.8 million of goodwill was recorded.

On April 1, 2001, Gaiam purchased the remaining 30% equity interest in an organic clothing manufacturer, and on September 30, 2001 Gaiam purchased the remaining 49.9% interest in its two renewable energy businesses that it did not own previously.  Total consideration paid by Gaiam for these acquisitions was approximately $350 thousand in cash and 50,000 shares of Class A common stock, and as a result of the acquisitions, $1.1 million of goodwill was recorded.

In the third quarter of 2002, Gaiam acquired a majority interest in a catalog company for $600 thousand.  This acquisition was accounted for using the purchase method of accounting, and, since this company had negative net worth (liabilities exceeded assets), Gaiam recorded $2.9 million of goodwill.

Results from operations of these acquired companies are included in the consolidated financial statements of Gaiam from the effective acquisition dates.  The operating results for the 2002 and 2001 acquisitions were not significant to the overall consolidated Gaiam operations.

On January 20, 2003, Gaiam acquired a 50.1% interest in Leisure Systems International (“LSI”) Ltd., a U.K. based distributor and marketer of lifestyle products.  The total purchase price consists of the following (in thousands):

Cash	$4,301
Gaiam Class A common stock – 50,000 shares	348
Acquisition, legal and accounting costs	393
Total purchase price	$5,042

At the acquisition date, LSI met the accounting criteria to be considered a business combination as outlined in SFAS No. 141, Business Combinations.  Accordingly, Gaiam recorded the excess purchase price over the already allocated fair value of net assets acquired and intangible assets as goodwill.  The fair value assigned to intangible assets acquired was determined through established valuation techniques.

The following is a summary of the purchase price allocation (in thousands):

Tangible assets less liabilities	$2,122
Intangible assets	50
Goodwill	2,870
Total purchase price	$5,042

The results of operations of Leisure Systems International are included in the consolidated financial statements of Gaiam from the effective acquisition date of January 1, 2003.  The revenue generated by this acquisition for the twelve months ended December 31, 2003 was approximately $14.4 million.

3. Property and Equipment

Property and equipment, stated at cost, consists of the following:

	2003	2002
Land	$3,100,000	$3,100,000
Buildings	1,719,529	1,545,161
Furniture, fixtures and equipment	3,890,281	2,358,888
Leasehold improvements	1,563,826	855,373
Website development costs	3,761,262	3,761,262
Computer and telephone equipment	5,320,579	4,093,594
Vehicles	711,074	71,463
Warehouse equipment	710,155	590,861
	20,776,706	16,376,602
Accumulated depreciation and amortization	(10,462,871)	(6,833,371)
	$10,313,835	$9,543,231

In 2001, Gaiam.com recorded an impairment charge of $1.35 million against the Interworld platform of its website, which is recorded in selling and operating expenses.

In the second quarter of 2002, Gaiam sold the Gaiam Yoga Center, with a net book value of $2.9 million, for net proceeds of $2.7 million.

4. Leases

At December 31, 2003 and 2002, Gaiam’s property held under capital leases consisted of the following, which is included in property and equipment:

	December 31,
	2003	2002

Warehouse equipment	$—	$40,229
Computer and telephone equipment	349,050	810,187
	349,050	850,416
Accumulated amortization	(191,350)	(490,293)
	$157,700	$360,123

Amortization expense for property held under capital leases was $137 thousand in 2003, $138 thousand in 2002 and $118 thousand in 2001.

Gaiam leases equipment and office, retail, and warehouse space through capital and operating leases.   Gaiam has renewal clauses in some of these leases, which range from 1 to 3 years.  The following schedule represents the annual future minimum payments, as of December 31, 2003:

	Capital	Operating

2004	$56,435	$1,823,914
2005	—	1,237,718
2006	—	209,578
Total minimum lease payments	56,435	$3,271,210
Less portion related to interest	(1,907)
Present value of future minimum lease payments	54,528
Less current portion	(54,528)
	$—

Gaiam incurred rent expense of $1.8 million $1.9 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

5. Line of Credit

Gaiam is party to a revolving line of credit agreement with a financial institution, which expires during 2005.  The credit agreement permits borrowings up to the lesser of $15 million or Gaiam’s borrowing base which is calculated based upon the collateral value of Gaiam’s accounts receivable, inventory, and certain property and equipment.  Borrowings under this agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s cash and investments held at the financial institution, accounts receivable, inventory and certain property and equipment.  The credit agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam’s shareholders and requiring the maintenance of certain financial ratios.  At December 31, 2003, Gaiam had no amounts outstanding under this agreement, and was in compliance with all the financial covenants.

6. Income Taxes

The provision for income taxes is comprised of the following:

	2003	2002	2001
Current:
Federal	$(686,202)	$2,452,369	$2,104,877
State	(121,711)	387,316	360,780
International	511,339	—	—
	(296,574)	2,839,685	2,465,657
Deferred:
Federal	(141,505)	153,132	27,441
State	(23,277)	8,956	4,719
	(164,782)	162,088	32,160
Total	$(461,356)	$3,001,773	$2,497,817

Variations from the federal statutory rate are as follows:

	2003	2002	2001

Expected federal income tax expense at statutory rate of 34%	$(262,230)	$2,886,669	$2,365,621
Effect of other permanent differences	44,116	32,967	28,362
State income tax expense, net of federal benefit and utilization of net operating loss	(91,456)	82,137	103,834
Effect of differences between U.S. taxation and foreign taxation	(153,125)	—	—
Other	1,339	—	—
Income tax expense	$(461,356)	$3,001,773	$2,497,817

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of the net accumulated deferred income tax asset as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Provision for doubtful accounts	$260,642	$321,204
Capitalized inventory	4,303	67,277
Website costs	1,130,100	1,130,100
Net operating loss carryforward	2,092,775	2,196,264
Total deferred tax assets	$3,487,820	$3,714,845
Deferred tax liabilities:
Amortization	762	507
Deferred advertising costs	(291,667)	(743,864)
Depreciation	(299,884)	(105,296)
Foreign exchange rate gain	(144,314)	—
Total deferred tax liabilities	$(735,103)	$(848,653)

At December 31, 2003, no provision had been made for U.S. federal and state income taxes on approximately $845 thousand of undistributed foreign earnings, which are expected to be reinvested outside of the U.S. indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, Gaiam would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  Gaiam’s foreign subsidiaries generated income before minority interest and income taxes of approximately $2.0 million in 2003.  Such income was negligible in 2002.

At December 31, 2003 Gaiam had net operating loss (NOL) carry forwards of approximately $5.6 million acquired as part of the Real Goods acquisition, which may be used to offset future taxable income.  These carryforwards expire beginning in 2019.  The Internal Revenue Service Code contains provisions that limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest.  A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of NOL carryforwards from tax periods prior to the ownership changes.  Gaiam’s NOL carryforwards as of December 31, 2003 are subject to annual limitations due to changes in ownership.

Gaiam expects the deferred tax assets at December 31, 2003 to be fully recoverable and the deferred tax liabilities at December 31, 2003 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities.  Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2003 or 2002.

7. Stockholders’ Equity

In 2001, Gaiam issued approximately 481,000 shares of Class A common stock as a result of Gaiam’s merger with Real Goods, 50,000 shares of Class A common stock in conjunction with the acquisition of the 49.9% interest in its renewable energy businesses, 42,153 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan and 5,045 shares of common stock to four directors, in lieu of cash compensation.

On August 3, 2001, Gaiam completed a secondary offering of 2,200,000 shares of Class A common stock, plus an overallotment of 330,000 shares, at an offering price of $13.75 per share.  Net proceeds to Gaiam, after deducting commissions and expenses associated with the offering, were $31.6 million.

In 2002, Gaiam issued 24,000 shares of Class A common stock upon exercise of warrants, 28,292 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan, and 500,000 shares of Class A common stock in conjunction with the purchase of the remaining 49.9% equity interest in Gaiam.com.  Gaiam also recorded a contingent liability, in other liabilities for 2002 and accrued liabilities in 2003, for the issuance of up to an additional 200,000 shares of Class A common stock in connection with the Gaiam.com transaction, which would be triggered based on the trading price of Gaiam’s Class A common stock at November 1, 2004.  In 2003, Gaiam repurchased the rights to 100,000 of these shares.

In 2003, Gaiam issued 50,000 shares of Class A common stock in conjunction with the acquisition of 50.1% of Leisure Systems International Ltd. and 3,750 shares of Class A common stock to four directors in lieu of cash compensation.  In addition, Gaiam issued 15,208 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

As of December 31, 2003, Gaiam had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 1999 Long-Term Incentive Plan	1,704,680
Total shares reserved for future issuance	7,104,680

Each holder of shares of Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of shares of Class A common stock and shares of Class B common stock vote as a single group on all matters that are submitted to the shareholders for a vote. Accordingly, holders of a majority of the votes of the shares of Class A common stock and shares of Class B common stock entitled to vote in any election of directors may elect all of the directors who stand for election.  As a result of voting rights described above, the holder of the Class B common stock has effective control of Gaiam.  As of December 31, 2003 and 2002, all Class B common stock was held by the Chief Executive Officer of Gaiam.

Shares of Class A common stock and shares of Class B common stock are entitled to equal dividends, if any, as may be declared by the Board of Directors out of legally available funds. In the event of a liquidation, dissolution or winding up of Gaiam, the shares of Class A common stock and shares of Class B common stock would be entitled to share ratably in Gaiam’s assets remaining after the payment of all of Gaiam’s debts and other liabilities. Holders of shares of Class A common stock and shares of Class B common stock have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to the shares of Class A common stock and Class B common stock. The outstanding shares of Class A common stock and shares of Class B common stock are fully paid and non-assessable.

The Class B common stock may not be transferred unless converted into shares of Class A common stock, other than certain transfers to affiliates, family members, and charitable organizations. The shares of Class B common stock are convertible one-for-one into shares of Class A common stock, at the option of the holder of the shares of Class B common stock.

8. Stock Option Plans

On June 1, 1999, Gaiam adopted its 1999 Long-Term Incentive Plan (“the Plan”), which provides for the granting of options to purchase up to 2.1 million shares of Gaiam’s common stock.  Both incentive stock options and non-qualified stock options may be issued under the provisions of the Plan.  Employees of Gaiam and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the plan, which shall terminate no later than June 1, 2009.  These options granted under the Plan generally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant.  Grants generally expire 7 years from the date of grant.

Gaiam’s deferred compensation was $72 thousand $144 thousand and $352 thousand in 2003, 2002 and 2001, respectively.  In 2000, deferred compensation was recorded in connection with:  acquisitions made by Gaiam in which options were issued to employees of an acquired company; options issued to employees whereby the grant price differed from the deemed fair value of Gaiam’s common stock; and options issued to non-employees for services to be provided over the related terms of their respective agreements.

In calculating deferred compensation for each equity award granted to non-employees, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:  risk-free interest rates ranging from 2.26% to 6.00%; expected dividend yield of zero; expected option lives of 5 years, and expected volatility of 0.70, 0.54 and 0.47, respectively.  The amortization of deferred compensation is charged to operations over the vesting period of the options, which is typically 5 years.  Total amortization expense recognized in 2003 and 2002 related to deferred compensation was $72 thousand and $208 thousand respectively.

A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2003 and 2002 follows:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,727,562	$9.14	1,513,756	$8.27
Granted:
Price equal to fair value	490,000	$5.37	318,500	$12.98
Exercised	(15,208)	$4.63	(28,292)	$5.75
Forfeited	(497,674)	$11.09	(76,402)	$9.14
Outstanding at end of year	1,704,680	$7.52	1,727,562	$9.14
Exercisable at end of year	778,778	$6.78	581,424	$6.58

Shares available on December 31, for options that may be granted	395,320		372,438

A summary of stock options outstanding as of December 31, 2003 follows:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$4.00 - $4.99	569,720	2.4	$4.38	494,688	$4.38
$5.00 - $5.99	546,120	6.1	$5.28	65,840	$5.00
$6.00 - $6.99	9,500	6.1	$6.72	50	$6.95
$7.00 - $7.99	10,520	4.4	$7.35	4,180	$7.19
$9.00 - $9.99	11,500	5.6	$9.62	1,380	$9.62
$10.00 - $10.99	247,400	4.7	$10.23	93,590	$10.17
$12.00 - $12.99	32,000	4.2	$12.38	14,720	$12.38
$14.00 - $14.99	5,000	5.5	$14.81	700	$14.81
$15.00 - $15.99	263,260	4.6	$15.32	97,950	$15.32
$16.00 - $16.99	7,000	3.8	$16.35	3,820	$16.30
$17.00 - $17.99	2,000	3.6	$17.18	1,200	$17.18
$18.00 - $18.99	660	5.2	$18.30	660	$18.30
	1,704,680	4.4	$7.52	778,778	$6.78

In estimating the pro forma compensation expense for each equity award granted during the year, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively:  risk-free interest rates ranging from 2.26% and 6.00%, expected dividend yield of zero; expected option lives of 5 years, and expected volatility of 0.70, 0.54 and 0.47, respectively.  Options granted prior to Gaiam’s initial public offering were valued using the minimum value method and, therefore, volatility was not applicable.

	2003	2002	2001
Weighted-average fair value of options granted during the year:
Price equal to fair value	$3.21	$6.29	$5.02
Price less than fair value	$—	$—	$—

Option valuation models such as the minimum value and Black-Scholes methods described above require the input of highly subjective assumptions.  Because Gaiam’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

9. Related Party Transactions

In the first quarter of 2001, Gaiam acquired all of the stock of Earthlings, Inc. and Self Care, Inc., companies under common ownership with the Chief Executive Officer of Gaiam, at his company’s net investment cost plus transaction expenses.  As these companies were under common control, the purchase was accounted for using historical costs, similar to a pooling transaction.  The total combined purchase price for both companies was approximately $3.8 million.

10.Segment and Geographic Information

Gaiam manages its business and aggregates its operational and financial information in accordance with two reportable segments.  The direct to consumer segment contains the catalog and Internet sales channels, while the business segment comprises the retailers, media and corporate account channels.

Although Gaiam is able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution margin is defined as net sales, less cost of goods sold and direct expenses.  Financial information for Gaiam’s business segments was as follows:

Segment Information

	Year Ended December 31,
	2003	2002	2001
Net revenue:
Direct to consumer	$50,456,814	$50,781,776	$51,259,303
Business	51,543,289	60,624,537	47,477,845
Consolidated net revenue	102,000,103	111,406,313	98,737,148
Contribution margin:
Direct to consumer	593,543	930,920	462,140
Business	(1,875,742)	7,819,904	6,149,332
Consolidated contribution margin	(1,282,199)	8,750,824	6,611,472
Reconciliation of contribution margin to net income (loss):
Other income (expense)	545,733	(260,620)	346,238
Income tax (benefit) expense	(461,356)	3,001,773	2,497,817
Minority interest in net (income) loss of consolidated subsidiary, net of income taxes	(696,645)	(40,443)	(404,305)
Net income (loss)	$(971,755)	$5,447,988	$4,055,588

The direct to consumer segment had allocated long-lived assets of $15.7 million, $16.2 million, and $18.9 million at December 31, 2003, 2002, and 2001, respectively.  The business segment had allocated long-lived assets of $20.4 million, $14.2 million, and $11.2 million at December 31, 2003, 2002 and 2001, respectively.  Gaiam held approximately $7.9 million, $8.1 million, and $310 thousand in long-lived assets at December 31, 2003, 2002, and 2001, respectively, which were not utilized in, or allocable to, either segment.

Major Customer

Sales to our largest customer for 2003, 2002 and 2001 accounted for approximately 10.9%, 9.2% and 5.9%        of total   revenue, respectively, during these periods.

Geographic Information

Gaiam has three major geographic territories where it sells and distributes essentially the same products.  The geographic territories are the U.S., Canada and the United Kingdom.  The following represents geographical data for Gaiam’s operations:

	2003	2002	2001
Revenue:
Canada	$2,201,211	$2,142,542	$716,729
United Kingdom	14,484,220	540,790	224,066
United States	85,314,672	108,722,981	97,796,353
	$102,000,103	$111,406,313	$98,737,148

Long-Lived Assets:
The Netherlands	$863,333	$1,025,000	$—
United Kingdom	4,891,654	—	—
United States	38,253,911	37,439,615	30,393,269
	$44,008,898	$38,464,615	$30,393,269

11.Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except for per share data):

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$22,971	$20,352	$23,534	$35,143
Gross profit	12,324	10,815	12,270	17,663
Operating income (loss)	(400)	(989)	16	91
Net income (loss)	(353)	(759)	(201)	341
Diluted net income (loss) per share	$(0.02)	$(0.06)	$(0.01)	$0.02
Weighted average shares outstanding-diluted	14,579	14,594	14,601	14,695

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$24,284	$24,067	$25,794	$37,261
Gross profit	14,269	14,182	15,030	22,450
Operating income	1,175	1,677	2,246	3,653
Net income	736	1,003	1,395	2,314
Diluted net income (loss) per share	$0.05	$0.07	$0.10	$0.16
Weighted average shares outstanding-diluted	14,532	14,468	14,376	14,622

Note:                   The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

Financial Statement Schedule II

Gaiam, Inc.

Schedule II - Consolidated Valuation and Qualifying Accounts

Years Ended December 31,  2003, 2002 and 2001

(in thousands)

	Balance at beginning of Year	Additions Charged to costs and expenses	Deductions	Balance at end of Year

Allowance for Doubtful Accounts:
2003	$854	$1,048	$1,210	$692
2002	$570	$1,617	$1,333	$854
2001	$302	$1,331	$1,063	$570

Reserve for Sales Returns:
2003	$931	$608	$406	$1,133
2002	$796	$437	$302	$931
2001	$458	$776	$438	$796

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.                                                  Controls and Procedures.

Effective August 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”).

Gaiam’s chief executive office and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon their evaluation as of December 31, 2003, they have concluded that those disclosure controls and procedures are effective.

There have been no changes in Gaiam’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, Gaiam’s internal control over financial reporting.

Part III

Item 10.                                                    Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, See Item 1 – “Directors and Executive Officers of the Registrant” at the end of Item 1 of this report.  The information required by this Item concerning the Directors of Gaiam is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Stockholders, to be held on May 18, 2004, to be filed with the Commission pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  We have posted a copy of our Code of Ethics on the corporate section of our Internet website at www.gaiam.com/corporate.  Any waivers of the Code of Ethics must be approved, in advance, by our full Board of Directors.  Any amendments or waivers from the Code of Ethics that apply to our executive officers and directors will be posted on the corporate section of our Internet website located at www.gaiam.com/corporate.

Item 11.                                                    Executive Compensation

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Stockholders, to be held on May 18, 2004, to be filed with the Commission pursuant to Regulation 14A.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004, to be filed with the Commission pursuant to Regulation 14A.

Item 13.                                                    Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004, to be filed with the Commission pursuant to Regulation 14A.

Item 14.                                                    Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.                                                    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)                              Documents filed as part of this report are as follows:

1.               Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.               Financial Statement Schedules.

Schedule II Consolidated Valuation and Qualifying Accounts.

3.               Exhibits

See Item 14 (c) below

(B)                                On October 29, 2003, Gaiam filed a report on Form 8-K relating to its earnings press              release for third quarter 2003.

(C)                                Exhibits:

1.                                       The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Registration Statement on Form S-1 (No. 333-83283)).
3.2	Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.2 of Gaiam’s Registration Statement on Form S-1 (No. 333-83283)).
4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Registration Statement on Form S-1 (No. 333-83283)).
10.1

Loan Agreement, dated as of December 31, 2002, between Gaiam, Inc. and Wells Fargo Bank West, N.A. (incorporated by reference to exhibit 10.1 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002).

10.2	Gaiam, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s Registration Statement on Form S-1 (No. 333-63488)).
10.3	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Registration Statement on Form S-4 (No. 333-50560)).
10.4

First Lease Amendment, dated March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002).

21.1	List of Gaiam Subsidiaries (filed herewith).
23.1	Consent letter from Ernst and Young (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on this 10th day of March, 2004.

GAIAM, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board and	March 10, 2004
Jirka Rysavy	Chief Executive Officer

/s/ Lynn Powers	President, Secretary and	March 10, 2004
Lynn Powers	Director

	Director	March 10, 2004
James Argyropolous

/s/ Barnet M. Feinblum	Director	March 10, 2004
Barnet M. Feinblum

/s/ Barbara Mowry	Director	March 10, 2004
Barbara Mowry

/s/ Paul H. Ray	Director	March 10, 2004
Paul H. Ray

/s/ Janet Mathews	Chief Financial Officer and	March 10, 2004
Janet Mathews	Principal Accounting Officer