Form 10-Q
period 2004-03-31
GAIAM INC
filed 2004-05-07
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES  ☒         NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of April 30, 2004
Class A Common Stock	9,296,477
($.0001 par value)

Class B Common Stock	5,400,000
($.0001 par value)

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

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,994	$8,384
Accounts receivable, net	11,950	17,818
Income tax and other receivables	2,306	2,091
Inventory, less allowances	16,871	16,629
Deferred advertising costs	903	1,649
Other current assets	1,248	1,280
Total current assets	44,272	47,851

Property and equipment, net	9,810	10,314
Investments	7,865	7,865
Capitalized production costs, net	5,852	6,094
Media library, net	5,927	6,084
Goodwill and other intangibles	9,608	9,509
Deferred tax assets	3,380	3,488
Other assets	546	655
Total assets	$87,260	$91,860

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,174	$12,459
Accrued liabilities	4,149	4,904
Income taxes payable	1,104	902
Capital lease obligations, current	35	55
Total current liabilities	13,462	18,320

Deferred tax liabilities	791	735
Total liabilities	14,253	19,055

Minority interest	3,589	3,320

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,216,027 and 9,203,056 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	53,907	53,831
Deferred compensation	(54)	(72)
Accumulated other comprehensive income	693	525
Retained earnings	14,870	15,199
Total stockholders’ equity	69,418	69,485
Total liabilities and stockholders’ equity	$87,260	$91,860

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2004	2003

Net revenue	$23,775	$22,972
Cost of goods sold	11,099	10,648
Gross profit	12,676	12,324

Expenses:
Selling and operating	10,957	10,552
Corporate, general and administration	2,048	2,269
Total expenses	13,005	12,821

Income (loss) from operations	(329)	(497)

Other income	24	11
Interest income	32	15
Total other income	56	26

Income (loss) before income taxes and minority interest	(273)	(471)

Provision for income tax (benefit) expense	(116)	(198)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(172)	(80)
Net income (loss)	$(329)	$(353)

Net income (loss) per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Shares used in computing net income (loss) per share:
Basic	14,615	14,579
Diluted	14,615	14,579

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited – In Thousands)

	For the Three Months Ended March 31,
	2004	2003
Operating activities
Net income (loss)	$(329)	$(353)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	749	643
Amortization	174	112
Stock compensation	18	18
Minority interest in consolidated subsidiaries	172	80
Deferred tax expense	119	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,716	8,040
Inventory	(184)	(270)
Deferred advertising costs	746	754
Capitalized production costs	242	(657)
Other current assets	35	(465)
Other assets	106	(266)
Accounts payable	(4,495)	(3,596)
Accrued liabilities	(533)	(1,300)
Income taxes payable	182	(1,233)
Net cash provided by operating activities	2,718	1,507

Investing activities
Purchase of property, equipment and media rights	(206)	(797)
Payments for acquisitions, net of cash acquired	—	(3,787)
Net cash used in investing activities	(206)	(4,584)

Financing activities
Principal payments on capital leases	(20)	(84)
Proceeds from issuance of common stock	8	87
Net cash (used in) provided by financing activities	(12)	3

Effects of exchange rates on cash and cash equivalents	110	—
Net change in cash and cash equivalents	2,610	(3,074)
Cash and cash equivalents at beginning of period	8,384	11,422
Cash and cash equivalents at end of period	$10,994	$8,348

Supplemental cash flow information
Interest paid	$—	$19
Common stock issued for acquisitions	—	348
Income taxes paid	—	1,033

See accompanying notes to the condensed consolidated financial statements.

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2004

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

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of March 31, 2004, the interim results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003.  These interim statements have not been audited.  The balance sheet as of December 31, 2003 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Accounting policies followed by Gaiam are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2003 included in Gaiam’s annual report on Form 10-K.  The consolidated financial statements contained herein should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2003.

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

Adoption of Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”).  FIN 46R modifies FIN 46 to include (1) a deferral of the effective date of the provisions related to certain variable interests, (2) additional scope exceptions for certain other variable interests, (3) clarifications on the impact of troubled debt restructurings, and (4) additional guidance on what constitutes a variable interest.  Adoption of FIN 46R is required in the financial statements of public entities that have interests in special purposes entities (“SPEs”) for periods ending after December 15, 2003.  Adoption by public entities that have interests in all other types of variable interest entities (“VIEs”) is required in financial statements for periods ending after March 15, 2004.  Gaiam believes that there are no entities qualifying as SPEs or VIEs, therefore, the adoption of FIN 46R has not had any effect on Gaiam’s financial position, results of operations or cash flows.

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

Compensation expense for options granted to non-employees has been determined, in accordance with SFAS No. 123, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.  Had compensation cost for Gaiam’s stock-based compensation plan been determined under the fair value methodology under SFAS No. 123, Gaiam’s net income (loss) and income (loss) per share would have been as follows (in thousands, except per share data):

For the Three Months Ended March 31,	2004	2003

Net income (loss) as reported	$(329)	$(353)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	18	18
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(165)	(196)
Pro forma	$(476)	$(531)
Net income (loss) per common share
As reported	$(0.02)	$(0.02)
Pro forma	$(0.03)	$(0.04)
Fully diluted net income (loss) per common share
As reported	$(0.02)	$(0.02)
Pro forma	$(0.03)	$(0.04)

2.                                       Stockholders’ Equity

During the first quarter of 2004, Gaiam issued a total of 11,251 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2003. In addition, for the three months ended March 31, 2004, Gaiam issued 1,720 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

3.                                       Comprehensive Income (Loss)

Gaiam’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment, net of income taxes.  Comprehensive income (loss), net of related tax effects, was as follows (in thousands):

For the Three Months Ended March 31,	2004	2003

Net income (loss)	$(329)	$(353)
Foreign currency translation adjustment, net	168	—
Comprehensive income (loss), net of taxes	$(161)	$(353)

4.                                       Earnings (Loss) per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities.  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common equivalent shares are excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003 because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

For the Three Months Ended March 31,	2004	2003

Numerator for basic and diluted earnings (loss) per share	$(329)	$(353)
Denominator:
Weighted average shares for basic earnings (loss) per share	14,615	14,579
Effect of dilutive securities:
Weighted average of common stock, stock options, and warrants	—	—
Denominators for diluted earnings (loss) per share	14,615	14,579

Net income (loss) per share—basic	$(0.02)	$(0.02)
Net income (loss) per share—diluted	$(0.02)	$(0.02)

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

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

For the Three Months Ended March 31,	2004	2003
Net revenue:
Direct to consumer	$12,138	$11,017
Business	11,637	11,955
Consolidated net revenue	23,775	$22,972
Contribution margin:
Direct to consumer	(24)	4
Business	(305)	(501)
Consolidated contribution margin (loss)	(329)	(497)
Reconciliation of contribution margin (loss) to net income (loss):
Other income (expense)	56	26
Income tax (benefit) expense	(116)	(198)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(172)	(80)
Net income (loss)	$(329)	$(353)

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document.

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

Gaiam’s revenues declined 8.4% to $102 million in 2003, as compared to $111.4 million in 2002.  The decline in revenues was primarily attributable to a decline of 34%, or $19 million, in sales to retailers.  These declines took place in our business segment, which has had higher operating contributions in prior years than our direct to consumer segment.  With a larger portion of Gaiam’s revenue contributed by operations with lower gross margins, the overall gross margin declined to 52%.  Gaiam used 2003 as a transition year in order to make adjustments to our business strategy by doubling our sales force, adding new product categories, launching sales to additional retail chains within the business segment, and consolidating our operations and reducing expenses in order to focus on profitability in all segments in the future.  Although Gaiam reported a net loss of approximately $972 thousand in 2003, its first net loss since becoming a public company, Gaiam generated $3.7 million in cash provided by operations, compared to $1 million cash provided by operations in 2002, when Gaiam had net income of $5.4 million.

Gaiam has increased its focus on its media and national retailer channels, which strategically provides increased branding opportunities, higher operating contribution and greater mainstream penetration.  In 2003, our business segment was 51% of total revenues, up from 13% in 1998.  In 2004, Gaiam is focusing on selling directly to retailers, both domestically and abroad, through the “store-within-store” concept, and is concentrating on building this segment through a combination of new media releases and new product opportunities in soft goods and spa products, along with an expansion in mass market retailers and bookstores, and new launches into the grocery and the professional markets.

The direct to consumer segment continues to be an integral part of Gaiam’s outreach.  This segment accounted for 49%, or approximately $50.5 million, of Gaiam’s revenues during 2003.  Through its diverse media reach, the direct to consumer segment provides branding, a sounding board for new product testing, promotional opportunities and customer feedback on Gaiam’s and the LOHAS (Lifestyles of Health and Sustainability) industry’s focus and future.

The negative internal growth experienced during 2003 has subsided, and, for the first quarter of 2004, Gaiam generated positive internal growth of approximately 5%.  Revenues in Gaiam’s direct to consumer segment increased to 51% of overall revenue and posted an internal growth rate of 12.8% for the first quarter of 2004.  The business segment posted a modest decline in revenues of 2.7% for the first quarter, as compared to negative internal growth of 32.6% in the first quarter of 2003.  As this segment’s revenues are heavily weighted in the second half of the calendar year, it is anticipated that this segment will return to positive internal growth in that timeframe.  As Gaiam’s revenues will continue to be heavily weighted to the second half of the calendar year, the majority of our earnings will continue to be generated during the third and fourth quarters.  As expected, Gaiam posted a net loss in the first quarter of 2004 of $329 thousand, a 6.8% improvement over the same period in 2003.  Additionally, Gaiam generated $2.7 million in cash provided by operating activities for the three months ended March 31, 2004, as compared to $1.5 million for the same period in 2003.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

For the Three Months Ended March 31,	2004	2003
Net revenue	100.0%	100.0%
Cost of goods sold	46.7%	46.4%
Gross profit	53.3%	53.6%
Expenses:
Selling and operating	46.1%	45.9%
Corporate, general and administrative	8.6%	9.9%
Total expenses	54.7%	55.8%
Income (loss) from operations	-1.4%	-2.2%
Other income (expense), net	0.2%	0.1%
Income (loss) before income taxes and minority interest	-1.2%	-2.1%
Income tax (benefit) expense	-0.5%	-0.9%
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	-0.7%	-0.3%
Net income(loss)	-1.4%	-1.5%

Three months ended March 31, 2004 versus March 31, 2003

Revenues of $23.8 million for the three months ended March 31, 2004 increased 3.5% from $23 million for the three months ended March 31, 2003.  Gaiam’s increase in revenues was due to revenue increases in the direct to consumer segment of $1.1 million, or 10.2% for the quarter.  Business segment revenues were $11.6 million for the three months ended March 31, 2004, compared to $11.9 million for the same period in

2003.  While the business segment experienced negative growth of 2.7% in 2004, this represents a significant improvement over 2003’s results, when negative growth in this segment was 32.6%.

Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased to $12.7 million for the first quarter of 2004 from $12.3 million during the same period in 2003.  As a percentage of revenue, gross profit declined to 53.3% in 2004 from 53.6% in 2002.  This was primarily attributable to increased sales contribution from certain of Gaiam’s lower margin endeavors within the direct to consumer segment, and was partially offset by improved gross margin in the business segment.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) increased to $11 million for the three months ended March 31, 2004 as compared to $10.6 million in the same period of 2003, primarily resulting from increases associated with higher sales volume.  During the second half of 2003, Gaiam doubled its business sales force and increased other sales and marketing expenditures in order to launch new sales strategies, including expansion in mass market retailers and bookstores, and new entries into the grocery market.  New sales personnel are paid under a minimum guarantee arrangement while training, so their compensation will start to fluctuate with performance in the second half of 2004.  As a percentage of revenues, selling and operating expenses increased to 46.1% in 2004 from 45.9% in 2003.

Corporate, general and administration expenses decreased to $2.0 million for the first quarter of 2004 from $2.3 million in the comparable 2003 period, and decreased to 8.6% of revenues in 2004 from 9.9% of revenues in 2003.  This expense reduction is generally attributable to cost savings generated by the consolidation of administrative services into Gaiam’s Colorado headquarters and the resultant staffing reductions implemented during the first half of 2003.

Operating losses decreased 33.8% to $329 thousand for the three months ended March 31, 2004 from $497 thousand for the three months ended March 31, 2003, primarily due to increased revenues and gross profit.

Gaiam recorded $56 thousand and $26 thousand in other income, primarily from interest income, for the three months ended March 31, 2004 and 2003, respectively.  The share of net income associated with minority interest was $172 thousand during the first quarter of 2004, compared to $80 thousand for the comparable 2003 period.  This increase was primarily due to the increased profitability of our eco-travel subsidiary.

Gaiam recorded an income tax benefit of $116 thousand for the three months ended March 31, 2004 compared to an income tax benefit of $198 thousand for the three months ended March 31, 2003.

As a result of the factors described above, Gaiam’s net loss was $329 thousand for the three months ended March 31, 2004 compared to a net loss of $353 thousand recorded for the three months ended March 31, 2003.  Despite these losses, Gaiam’s cash generated by operations grew to $2.7 million in 2004, from $1.5 million for the same period in 2003, which increased our cash position to $11million at March 31, 2004.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to replacements, expansions and improvements to Gaiam’s infrastructure, development of e-commerce, acquisitions of new businesses, and anticipated future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors.  The timing and amount of these capital requirements cannot accurately be predicted.  Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and increase its sales and marketing programs and brand promotions as needed.

In 2002, Gaiam executed a new credit agreement with Wells Fargo, which expires during 2005, and permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory and certain property and equipment.  Borrowings under the credit agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.  At March 31, 2004, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants.

Gaiam’s operating activities generated net cash of $2.7 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively.  Gaiam’s net cash generated from operating activities for both periods is primarily attributable to a decrease in accounts receivable of $5.7 million in 2004 and $8.0 million in 2003, which was partially offset by decreases in accounts payable of $4.5 million in 2004 and $3.6 million in 2003.  Additionally, during the first quarter of 2003, accrued expenses and income taxes payable decreased a combined $2.5 million.  Non-cash charges to net income were $1.2 million and $852 thousand for the three months ended March 31, 2004 and 2003, respectively.

Gaiam’s investing and acquisition activities used net cash of $206 thousand and $4.6 million during the first quarter of 2004 and 2003, respectively.  For the first quarter of 2004, Gaiam made $206 thousand in property and equipment purchases.  In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International, a distributor of wellness products based in the U.K.  Total consideration for the acquisition was approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock.

Gaiam’s financing activities used net cash of $12 thousand and provided cash of $3 thousand during the first quarter of 2004 and 2003, respectively.  Cash is used to fund principal payments under capitalized leases, and funds are generated by the exercise of stock options.

We believe our available cash, cash expected to be generated from operations, and borrowing capabilities of $15 million (unused line of credit) should be sufficient to fund our operations on both a short-term and long-term basis.  However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS market.  For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any long-term debt obligations or purchase obligations.  The following table shows our commitments to make future payments under operating and capital leases as of March 31, 2004 (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$2,815	$1,824	$991	$—	$—
Capital lease obligations	34	34	—	—	—
Total contractual cash obligations	$2,849	$1,858	$991	$—	$—

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  As of March 31, 2004, Gaiam is not involved in any unconsolidated SPEs or VIEs.

Critical Accounting Policies

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

Investments

Investments in entities that Gaiam does not have the ability to exercise significant influence are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. Investments under the cost method are included on the accompanying consolidated balance sheet in “Investments.”

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

If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of impairment loss.  Gaiam has allocated goodwill to two reporting units, and uses a market value method for the purposes of testing for potential impairment.  The annual review requires extensive use of financial judgment and estimates.  Application of alternative assumptions and definitions, such as a change in the composition of a reporting unit, could yield significantly different results

Gaiam has not had any significant changes in its critical accounting policies from its Form 10-K filing for the fiscal year ended December 31, 2003.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, proxy statements, annual reports, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of Gaiam.  These risks and uncertainties include, but are not limited to, those listed in Gaiam’s Annual Report on Form 10-K for the year ended December 31, 2003.  These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected.  Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control.  Gaiam does not undertake any obligation to update forward-looking statements except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Gaiam purchases a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar transactions.  Because the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, any currency risks related to these transactions are immaterial to Gaiam.  A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.  In order to mitigate this exposure, Gaiam makes virtually all of its purchase commitments in U.S. dollars.

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor.  Because Leisure Systems’ revenues are primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations.  However, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of March 31, 2004.

Item 4.                                                           Controls and Procedures

Effective August 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant’s quarterly and annual reports under the Securities Exchange Act of 1934 (the “Exchange Act”).

Gaiam’s chief executive office and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon their evaluation as of March 31, 2004, they have concluded that those disclosure controls and procedures are effective.

There have been no changes in Gaiam’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, Gaiam’s internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.                                                           Legal Proceedings

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

None.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits and Reports on Form 8-K.

a)             Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

b)            Reports on Form 8-K.

On February 26, 2004, Gaiam filed a report on Form 8-K relating to its earnings press release for the fourth quarter and fiscal year 2003.

On May 6, 2004, Gaiam filed a report on Form 8-K relating to its earnings press release for the first quarter 2004.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
May 7, 2004

By:	/s/	Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

	/s/	Janet Mathews
Janet Mathews
Chief Financial Officer