Form 10-Q
period 2004-06-30
GAIAM INC
filed 2004-08-02
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES     ☒     NO     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES     ☒     NO     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 2, 2004
Class A Common Stock ($.0001 par value)	9,311,897

Class B Common Stock ($.0001 par value)	5,400,000

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

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

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,551	$8,384
Accounts receivable, net	7,031	17,818
Income tax and other receivables	3,641	2,091
Inventory, less allowances	16,669	16,629
Deferred advertising costs	1,749	1,649
Other current assets	1,371	1,280
Total current assets	43,012	47,851

Property and equipment, net	9,233	10,314
Investments	7,865	7,865
Capitalized production costs, net	5,893	6,094
Media library, net	5,750	6,084
Goodwill and other intangibles	9,559	9,509
Deferred tax assets	3,312	3,488
Other assets	440	655
Total assets	$85,064	$91,860

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,061	$12,459
Accrued liabilities	4,067	4,904
Income taxes payable	1,027	902
Capital lease obligations, current	18	55
Total current liabilities	13,173	18,320
Deferred tax liabilities	802	735

Total liabilities	13,975	19,055

Minority interest	3,492	3,320

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,306,277 and 9,203,056 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	54,366	53,831
Deferred compensation	(36)	(72)
Accumulated other comprehensive income	610	525
Retained earnings	12,655	15,199
Total stockholders’ equity	67,597	69,485
Total liabilities and stockholders’ equity	$85,064	$91,860

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2004	2003

Net revenue	$17,031	$20,352
Cost of goods sold	8,491	9,536
Gross profit	8,540	10,816

Expenses:
Selling and operating	10,171	9,778
Corporate, general and administration	2,003	2,123
Total expenses	12,174	11,901

Income (loss) from operations	(3,634)	(1,085)

Other income	28	5
Interest income	48	12
Total other income	76	17

Income (loss) before income taxes and minority interest	(3,558)	(1,068)

Provision for income tax (benefit) expense	(1,297)	(406)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	46	(97)
Net income (loss)	$(2,215)	$(759)

Net income (loss) per share:
Basic	$(0.15)	$(0.05)
Diluted	$(0.15)	$(0.05)
Shares used in computing net income (loss) per share:
Basic	14,686	14,594
Diluted	14,686	14,594

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Six Months Ended June 30,
	2004	2003

Net revenue	$40,806	$43,324
Cost of goods sold	19,590	20,184
Gross profit	21,216	23,140

Expenses:
Selling and operating	21,128	20,330
Corporate, general and administration	4,051	4,392
Total expenses	25,179	24,722

Income (loss) from operations	(3,963)	(1,582)

Other income (expense)	52	16
Interest income	80	27
Total other income	132	43

Income (loss) before income taxes and minority interest	(3,831)	(1,539)

Provision for income tax (benefit) expense	(1,413)	(604)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(126)	(177)
Net income (loss)	$(2,544)	$(1,112)

Net income (loss) per share:
Basic	$(0.17)	$(0.08)
Diluted	$(0.17)	$(0.08)
Shares used in computing net income (loss) per share:
Basic	14,650	14,587
Diluted	14,650	14,587

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited – In Thousands)

	For the Six Months Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$(2,544)	$(1,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,472	1,288
Amortization	352	223
Stock compensation	36	36
Minority interest in consolidated subsidiaries	126	177
Deferred tax expense	221	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,279	10,197
Inventory	(12)	(8)
Deferred advertising costs	(100)	354
Capitalized production costs	201	(997)
Other current assets	(91)	(594)
Other assets	205	121
Accounts payable	(4,589)	(4,465)
Accrued liabilities	(602)	(2,219)
Income taxes payable	180	(1,575)
Net cash provided by operating activities	4,134	1,426

Investing activities
Purchase of property, equipment and media rights	(369)	(655)
Payments for acquisitions, net of cash acquired	—	(3,787)
Net cash used in investing activities	(369)	(4,442)

Financing activities
Principal payments on capital leases	(37)	(170)
Proceeds from issuance of common stock	402	121
Net cash (used in) provided by financing activities	365	(49)

Effects of exchange rates on cash and cash equivalents	37	—
Net change in cash and cash equivalents	4,167	(3,065)
Cash and cash equivalents at beginning of period	8,384	11,422
Cash and cash equivalents at end of period	$12,551	$8,357

Supplemental cash flow information
Interest paid	$—	$33
Common stock issued for acquisitions	—	348
Income taxes paid	—	1,033

See accompanying notes to the condensed consolidated financial statements.

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2004

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

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of June 30, 2004, the interim results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.  These interim statements have not been audited.  The balance sheet as of December 31, 2003 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Accounting policies followed by Gaiam are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2003 included in Gaiam’s annual report on Form 10-K.  The consolidated financial statements contained herein should be read in conjunction with Gaiam’s audited financial statements, including the notes thereto, for the year ended December 31, 2003.

The consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

Adoption of Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”).  FIN 46R modifies FIN 46 to include (1) a deferral of the effective date of the provisions related to certain variable interests, (2) additional scope exceptions for certain other variable interests, (3) clarifications on the impact of troubled debt restructurings, and (4) additional guidance on what constitutes a variable interest.  Adoption of FIN 46R is required in the financial statements of public entities that have interests in special purposes entities (“SPEs”) for periods ending after December 15, 2003.  Adoption by public entities that have interests in all other types of variable interest entities (“VIEs”) is required in financial statements for periods ending after March 15, 2004.  Gaiam believes that it has no entities qualifying as SPEs or VIEs, therefore, the adoption of FIN 46R has had no effect on Gaiam’s financial position, results of operations or cash flows.

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

	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(2,215)	$(759)	$(2,544)	$(1,112)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	18	18	36	36
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(164)	(254)	(329)	(451)
Pro forma	$(2,361)	$(995)	$(2,837)	$(1,527)
Net income (loss) per common share
As reported	$(0.15)	$(0.05)	$(0.17)	$(0.08)
Pro forma	$(0.16)	$(0.07)	$(0.19)	$(0.10)
Fully diluted net income (loss) per common share
As reported	$(0.15)	$(0.05)	$(0.17)	$(0.08)
Pro forma	$(0.16)	$(0.07)	$(0.19)	$(0.10)

2.                                       Stockholders’ Equity

During the first quarter of 2004, Gaiam issued a total of 11,251 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2003. In addition, for the six months ended June 30, 2004, Gaiam issued 91,970 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

3.                                       Comprehensive Income (Loss)

Gaiam’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment, net of income taxes.  Comprehensive income (loss), net of related tax effects, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(2,215)	$(759)	$(2,544)	$(1,112)
Foreign currency translation adjustment, net	(83)	—	85	—
Comprehensive income (loss), net of taxes	$(2,298)	$(759)	$(2,459)	$(1,112)

4.                                       Earnings (Loss) per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities.  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common equivalent shares are excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004 and 2003 because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic and diluted earnings (loss) per share	$(2,215)	$(759)	$(2,544)	$(1,112)
Denominator:
Weighted average shares for basis earnings (loss) per share	14,686	14,594	14,650	14,587
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—	—	—
Denominators for diluted earnings (loss) per share	14,686	14,594	14,650	14,587

Net income (loss) per share - basic	$(0.15)	$(0.05)	$(0.17)	$(0.08)
Net income (loss) per share - diluted	$(0.15)	$(0.05)	$(0.17)	$(0.08)

5.                                       Segment Information

Gaiam manages its business and aggregates its operational and financial information in accordance with two reportable segments.  The direct to consumer segment contains Gaiam’s catalog and Internet sales channels, while the business segment comprises the retailer, media and corporate account channels.

Although Gaiam is able to track revenues by sales channel, management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue:
Direct to consumer	$10,291	$10,445	$22,429	$21,462
Business	6,740	9,907	18,377	21,862
Consolidated net revenue	17,031	20,352	40,806	43,324
Contribution margin:
Direct to consumer	(478)	144	(502)	148
Business	(3,156)	(1,229)	(3,461)	(1,730)
Consolidated contribution margin (loss)	$(3,634)	$(1,085)	$(3,963)	$(1,582)
Reconciliation of contribution margin (loss) to net income (loss):
Other income (expense)	76	17	132	43
Income tax benefit (expense)	(1,297)	(406)	(1,413)	(604)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	46	(97)	(126)	(177)
Net income (loss)	$(2,215)	$(759)	$(2,544)	$(1,112)

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

The direct to consumer segment continues to be an integral part of Gaiam’s outreach and a solid base of business.  This segment accounted for 49%, or approximately $50.5 million, of Gaiam’s revenues during 2003.  During the first six months of 2004, revenues in this segment were $22.4 million, an increase of 5% over 2003, and representing 55% of total revenue.  Through its diverse media reach, the direct to consumer segment provides branding, a sounding board for new product testing, promotional opportunities, consumer education and customer feedback on Gaiam’s and the LOHAS (Lifestyles of Health and Sustainability) industry’s focus and future.

With the inception of our business segment in 1998, Gaiam started to sell directly to retailers, both domestically and abroad.  As of the end of 2003, Gaiam products were available in over 30,000 stores in North America, plus in retailers located in the U.K. and Australia.  Gaiam introduced its “store-within-store” lifestyle presentations, which utilize custom fixtures designed and produced by Gaiam, in late 2000, and the placement of this concept grew to over 3,650 stores by the end of 2003.  In 1998, revenues generated by the business segment were $3.8 million.  In 2002, revenues in this segment, which were generated primarily by sales to mass market retailers, topped $60 million, representing a compound annual growth rate in excess of 100%, but became difficult to sustain without grass roots development.  Gaiam is diversifying its approach to include a grass roots rollout to the community-based retail and specialty markets, along with more outreach to professionals, including yoga and Pilates instructors, fitness clubs, chiropractors and other wellness professionals.  Gaiam believes this approach will provide a solid base for expansion and a spring board for new product launches.  Gaiam is also focusing on new media releases and new product opportunities in soft goods and spa products, along with an expansion in mass market retailers and bookstores, and new launches into the grocery market.  During the third quarter of 2004, Gaiam will receive an additional eight feet of shelf space in Target’s fall planagram set, which will triple our existing space.  Inventory for this expansion will start shipping in August 2004.

Gaiam’s revenues will continue to be heavily weighted to the second half of the calendar year.  As expected, Gaiam posted a net loss for the first six months of 2004.  Our second quarter performance was disappointing and generated higher losses than anticipated on an overall decrease in revenue of 16.3% compared to 2003.  Despite the net loss for the first six months of 2004, Gaiam generated cash from operating activities of $4.1 million for the six months ended June 30, 2004, as compared to $1.4 million in cash generated for the same period in 2003.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.9%	46.9%	48.0%	46.6%
Gross profit	50.1%	53.1%	52.0%	53.4%
Expenses:
Selling and operating	59.7%	48.0%	51.8%	47.0%
Corporate, general and administration	11.7%	10.4%	9.9%	10.1%
Total expenses	71.4%	58.4%	61.7%	57.1%
Income (loss) from operations	-21.3%	-5.3%	-9.7%	-3.7%
Other income (expense), net	0.4%	0.1%	0.3%	0.1%
Income tax (benefit) expense	-7.6%	-2.0%	-3.5%	-1.4%
Minority intreest in net (income) loss of consolidated subsidiaries, net of tax	0.3%	-0.5%	-0.3%	-0.4%
Net income (loss)	-13.0%	-3.7%	-6.2%	-2.6%

Three months ended June 30, 2004 versus June 30, 2003

Revenues of $17 million for the three months ended June 30, 2004 decreased 16.3% from $20.4 million for the three months ended June 30, 2003.  Gaiam’s decrease in revenues was due to a decrease in the business segment of $3.2 million, or 32% for the quarter.  This shortfall resulted from lower sales volumes in the U.S. trade business, and an increase in markdowns and returns associated with the change out of VHS stock for DVDs.  Sales to Target decreased over $1 million as compared to the same period in 2003, as Target sold through its current product array prior to the space expansion and assortment reset to ship starting in August.  Additionally, two of our distributors who service the clubs (Costco, Sam’s) and Wal-Mart generated negative comparative sales of over $1.1 million from 2003, as these retailers move to convert their media inventories from the VHS format.   Direct to consumer segment revenues were $10.3 million for the three months ended June 30, 2004, compared to $10.4 million for the same period in 2003.  In 2004, Gaiam suspended distribution of one of its catalog titles for the Spring/Summer seasons.  This title generated $668 thousand in revenue during the second quarter of 2003, as compared to $30 thousand in the comparable 2004 period, which were generated from the run-out of orders from the holiday mailing.  Internal revenue growth in the Internet and catalog businesses was 18% and 5%, respectively, for the second quarter.

Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), decreased to $8.5 million for the second quarter of 2004 from $10.8 million during the same period in 2003.  As a percentage of revenue, gross profit declined to 50.1% in 2004 from 53.1% in 2003.  This was primarily attributable to declines in the business segment gross margin associated with a change in product mix to accessories with lower gross profit margins, increased markdowns given to incent sell-through of VHS inventories, and the write-down of VHS inventory, components and packaging.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) increased to $10.2 million for the three months ended June 30, 2004 as compared to $9.8 million in the same period of 2003, primarily resulting from increased sales and marketing efforts in our business segment, both domestically and in our U.K. subsidiary.  As a percentage of revenues, selling and operating expenses increased to 59.7% in 2004 from 48% in 2003.

Corporate, general and administration expenses decreased to $2.0 million for the second quarter of 2004 from $2.1 million in the comparable 2003 period, but increased to 11.7% of revenues in 2004 from 10.4% of revenues in 2003 due to the lower sales base in 2004.  This expense reduction was generally attributable to cost savings generated by the consolidation of administrative services into Gaiam’s Colorado headquarters and the resultant staffing reductions implemented at the end of the first half of 2003.

Operating losses increased to $3.6 million for the three months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003, primarily due to revenue decreases and lower gross profit margins.

Gaiam recorded $76 thousand and $17 thousand in other income, primarily from interest income, for the three months ended June 30, 2004 and 2003, respectively.  The share of net losses associated with minority interest was $46 thousand during the second quarter of 2004, compared to the share of net income of $97 thousand for the comparable 2003 period.

Gaiam recorded an income tax benefit of $1.3 million for the three months ended June 30, 2004 compared to an income tax benefit of $405 thousand for the three months ended June 30, 2003.

As a result of the factors described above, Gaiam’s net loss was $2.2 million for the three months ended June 30, 2004 compared to a net loss of $759 thousand recorded for the three months ended June 30, 2003.  Despite these losses, Gaiam’s cash generated by operations was $1.4 million for the second quarter 2004, compared to a use of cash for the same period in 2003 of $81 thousand, and Gaiam’s cash position increased to $12.6 million at June 30, 2004, from $11.0 million at March 31, 2004.

Six months ended June 30, 2004 versus June 30, 2003

Revenues of $40.8 million for the six months ended June 30, 2004 decreased 5.8% from $43.3 million for the six months ended June 30, 2003.  Gaiam’s decrease in revenues was due to a decrease in the business segment of $3.5 million, or 16% for the first six months of 2004.  This shortfall resulted from lower sales volumes in the U.S. trade business, and an increase in markdowns and returns associated with the change out of VHS stock for DVDs.  Sales to Target decreased over $2.5 million as compared to the same period in 2003, as Target’s replenishment order dropped in the first quarter while they sold through stock delivered in the fourth quarter of 2003 for the cartwell promotion, and they sold through its current product array prior to the space expansion and assortment reset to ship starting in August.  Additionally, two of our distributors who service the clubs (Costco, Sam’s) and Wal-Mart generated negative comparative sales of over $1.1 million from 2003, as these retailers move to convert their media inventories from the VHS format.   Direct to consumer segment revenues were $22.4 million for the six months ended June 30, 2004, compared to $21.5 million for the same period in 2003.  Internal revenue growth in our Internet and catalog businesses was 10% and 6%, respectively, for the first six months of the year.

Gross profit decreased to $21.2 million for the first six months of 2004 from $23.1 million during the same period in 2003.  As a percentage of revenue, gross profit declined to 52% in 2004 from 53.4% in 2002.  This was primarily attributable a decline of 267 basis points in the business segment gross margin associated with a change in mix from media to accessories and expense incurred with the changeover from VHS to DVD products.  This was partially offset by a favorable change in sales mix from the business segment to the direct to consumer segment, where Gaiam has better overall margins.

Selling and operating expenses increased to $21.1 million for the six months ended June 30, 2004 as compared to $20.3 million in the same period of 2003, primarily resulting from increased sales and marketing efforts in our business segment, both domestically and in our U.K. subsidiary, and in our direct to consumer segment to support the revenue increases described above.  As a percentage of revenues, selling and operating expenses increased to 51.8% in 2004 from 47% in 2003.

Corporate, general and administration expenses decreased to $4.1 million for the six months ended June 30, 2004 from $4.4 million in the comparable 2003 period, and decreased to 9.9% of revenues in 2004 from 10.1% of revenues in 2003.  This expense reduction is generally attributable to cost savings generated by the consolidation of administrative services into Gaiam’s Colorado headquarters and the resultant staffing reductions implemented during 2003.

Operating losses increased to $4 million for the six months ended June 30, 2004 from $1.6 million for the six months ended June 30, 2003, primarily due to revenues decreases and lower gross profit margins.

Gaiam recorded $132 thousand and $43 thousand in other income, primarily from interest income, for the six months ended June 30, 2004 and 2003, respectively.  The share of net income associated with minority interest was $126 thousand for the first six months of 2004, compared to the share of net income of $177 thousand for the comparable 2003 period.  This change was primarily the result of lower 2004 minority interest expense associated with the U.K. subsidiary as compared to 2003.

Gaiam recorded an income tax benefit of $1.4 million for the six months ended June 30, 2004 compared to an income tax benefit of $604 thousand for the six months ended June 30, 2003.

As a result of the factors described above, Gaiam’s net loss was $2.5 million for the six months ended June 30, 2004 compared to a net loss of $1.1million recorded for the six months ended June 30, 2003.  Despite these losses, Gaiam’s cash generated by operations was $4.1 million for the first six months of 2004, compared to cash generated by operations of $1.4 million for the same period in 2003, and Gaiam’s cash position increased to $12.6 million at June 30, 2004, from $8.4 million at December 31, 2003.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to replacements, expansions and improvements to Gaiam’s infrastructure, development of e-commerce, acquisitions of new businesses, and future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors.  The timing and amount of these capital requirements cannot accurately be predicted.  Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and increase its sales and marketing programs and brand promotions as needed.

Gaiam has a credit agreement with Wells Fargo, which expires during 2005 and permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory and certain property and equipment.  Borrowings under the credit agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.  At June 30, 2004, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants.

Gaiam’s operating activities generated net cash of $4.1 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively.  Gaiam’s net cash generated from operating activities for both periods is primarily attributable to a decrease in accounts receivable of $9.3 million in 2004 and $10.2 million in 2003, which was partially offset by decreases in accounts payable of $4.6 million in 2004 and $4.5 million in 2003.  Additionally, during the second quarter of 2003, accrued expenses and income taxes payable decreased a combined $3.8 million.  Non-cash charges to net income were $2.2 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively.

Gaiam’s investing and acquisition activities used net cash of $369 thousand and $4.4 million during the first six months of 2004 and 2003, respectively.  Expenditures for property, equipment and media rights were $369 thousand for the first six months of 2004, as compared to $655 thousand for the same period in 2003.  In January

2003, Gaiam acquired a 50.1% interest in Leisure Systems International, a distributor of wellness products based in the U.K.  Total consideration for the acquisition was approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock.

Gaiam’s financing activities generated net cash of $365 thousand and used cash of $49 thousand for the six months ended June 30, 2004 and 2003, respectively.  The cash generated by financing activities results primarily from the exercise of stock options under Gaiam’s 1999 Long Term Incentive Program.  Cash is used to fund principal payments under capitalized leases.

We believe our available cash, cash expected to be generated from operations, and borrowing capabilities on the unused $15 million line of credit should be sufficient to fund our operations on both a short-term and long-term basis.  However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS market.  For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any long-term debt obligations or purchase obligations.  The following table shows our commitments to make future payments under operating and capital leases as of June 30, 2004 (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$3,990	$1,504	$2,486	$—	$—
Capital lease obligations	18	18	—	—	—
Total contractual cash obligations	$4,008	$1,522	$2,486	$—	$—

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”) established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  As of June 30, 2004, Gaiam was not involved with any unconsolidated SPEs or VIEs.

Critical Accounting Policies

Management believes the following to be critical accounting policies whose application have a material impact on Gaiam’s financial presentation and involve a higher degree of complexity, as they require management to make judgments and estimates about matters that are inherently uncertain.

Provision for Doubtful Accounts

Gaiam records a provision for doubtful accounts for all receivables not expected to be collected.  Gaiam generally does not require collateral.  Gaiam evaluates the collectibility of accounts receivable based on a combination of factors.  In circumstances when we are aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filings), Gaiam records a specific reserve for bad debts against amounts due.  For all other instances, Gaiam recognizes reserves based on historical experience and review of individual accounts outstanding.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. Gaiam identifies the inventory items to be written down for obsolescence based on the item’s current sales status and condition.  If the item is discontinued or slow moving, it is written down based on an estimate of the markdown to retail price needed to sell through its current stock level of the item.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is reviewed for impairment annually or more frequently if impairment indicators arise, on a reporting unit level.  The fair value of a reporting unit is compared with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.

If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of impairment loss.  Gaiam has allocated goodwill to two reporting units, and uses a market value method for the purposes of testing for potential impairment.  The annual review requires extensive use of financial judgment and estimates.  Application of alternative assumptions and definitions, such as a change in the composition of a reporting unit, could yield significantly different results

Investments

Investments in entities over which Gaiam does not have the ability to exercise significant influence are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. Investments under the cost method are included on the accompanying consolidated balance sheet in “Investments.”

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

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor.  Because Leisure Systems’ revenues are primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations.  However, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of June 30, 2004.

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

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon their evaluation as of June 30, 2004, they have concluded that those disclosure controls and procedures are effective.

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

On May 18, 2004, Gaiam held its Annual Meeting of Shareholders.  The shareholders elected six directors to serve until the next annual meeting of shareholders to be held in 2005 or until their successors are duly elected and qualified.  The results of this vote follow:

	Jirka Rysavy	For:	61,009,054	Withheld:	1,011,824
	Lynn Powers	For:	61,009,235	Withheld:	1,011,643
	James Argyropoulous	For:	61,947,762	Withheld:	73,116
	Barnet Feinblum	For:	61,945,968	Withheld:	74,910
	Barbara Mowry	For:	61,947,588	Withheld:	73,290
	Paul Ray	For:	61,157,071	Withheld:	863,807

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

	a)	Exhibits

	Exhibit No.	Description

	10.5	Lease dated May 28th, 2004, between Gaiam, Inc. and FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE (filed herewith)
	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

b)	Reports on Form 8-K.

On May 6, 2004, Gaiam filed a report on Form 8-K relating to its earnings press release for the first quarter 2004.
On July 23, 2004, Gaiam filed a report on Form 8-K relating to its press release concerning Gaiam’s outlook for the second quarter 2004.
On July 30, 2004, Gaiam filed a report on Form 8-K under Item 4, “Changes in Registrant’s Accountant” announcing a change in Registrant’s independent accountants.
On August 2, 2004, Gaiam filed a report on Form 8-K relating to its earnings press release for the second quarter 2004.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
August 2, 2004

By:	/s/	Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

	/s/	Janet Mathews
Janet Mathews
Chief Financial Officer