Form 10-Q
period 2004-09-30
GAIAM INC
filed 2004-10-29
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES  ☒          NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      YES  ☒          NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of October 27, 2004
Class A Common Stock ($.0001 par value)	9,311,897

Class B Common Stock ($.0001 par value)	5,400,000

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

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,674	$8,384
Accounts receivable, net	9,292	17,818
Income tax and other receivables	4,817	2,091
Inventory, less allowances	17,259	16,629
Deferred advertising costs	3,408	1,649
Other current assets	1,174	1,280
Total current assets	45,624	47,851

Property and equipment, net	8,957	10,314
Investments	7,865	7,865
Capitalized production costs, net	6,013	6,094
Media library, net	5,578	6,084
Goodwill and other intangibles	9,553	9,509
Deferred tax assets	3,287	3,488
Other assets	385	655
Total assets	$87,262	$91,860

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,021	$12,459
Accrued liabilities	4,919	4,904
Income taxes payable	642	902
Capital lease obligations, current	7	55
Total current liabilities	16,589	18,320

Deferred tax liabilities	883	735
Total liabilities	17,472	19,055

Minority interest	3,686	3,320

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,311,897 and 9,203,056 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2004 and December 31, 2003	1	1
Additional paid-in capital	54,394	53,831
Deferred compensation	(18)	(72)
Accumulated other comprehensive income	601	525
Retained earnings	11,125	15,199
Total stockholders’ equity	66,104	69,485
Total liabilities and stockholders’ equity	$87,262	$91,860

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,
	2004	2003

Net revenue	$21,023	$23,533
Cost of goods sold	11,196	11,263
Gross profit	9,827	12,270

Expenses:
Selling and operating	10,270	10,445
Corporate, general and administration	1,881	1,905
Total expenses	12,151	12,350

Loss from operations	(2,324)	(80)

Other income (expense)	83	(14)
Interest income	55	17
Total other income	138	3

Loss before income taxes and minority interest	(2,186)	(77)

Provision for income tax benefit	(856)	(44)
Minority interest in net income of consolidated subsidiaries, net of tax	(200)	(168)
Net loss	$(1,530)	$(201)

Net loss per share:
Basic	$(0.10)	$(0.01)
Diluted	$(0.10)	$(0.01)
Shares used in computing net loss per share:
Basic	14,712	14,601
Diluted	14,712	14,601

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(In thousands, except per share amounts)

	For the Nine Months Ended September 30,
	2004	2003

Net revenue	$61,829	$66,857
Cost of goods sold	30,786	31,447
Gross profit	31,043	35,410

Expenses:
Selling and operating	31,398	30,775
Corporate, general and administration	5,932	6,297
Total expenses	37,330	37,072

Loss from operations	(6,287)	(1,662)

Other income	135	2
Interest income	135	44
Total other income	270	46

Loss before income taxes and minority interest	(6,017)	(1,616)

Provision for income tax benefit	(2,269)	(648)
Minority interest in net income of consolidated subsidiaries, net of tax	(326)	(345)
Net loss	$(4,074)	$(1,313)

Net loss per share:
Basic	$(0.28)	$(0.09)
Diluted	$(0.28)	$(0.09)
Shares used in computing net loss per share:
Basic	14,671	14,591
Diluted	14,671	14,591

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited – In thousands)

	For the Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(4,074)	$(1,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,131	1,966
Amortization	528	535
Stock compensation	54	54
Minority interest in consolidated subsidiaries	326	345
Deferred tax expense	330	100
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,896	8,269
Inventory	(606)	(783)
Deferred advertising costs	(1,758)	(815)
Capitalized production costs	81	(1,171)
Other current assets	107	(361)
Other assets	254	151
Accounts payable	(1,628)	(1,707)
Accrued liabilities	251	(1,878)
Income taxes payable	(271)	(1,718)
Net cash provided by operating activities	1,621	1,674

Investing activities
Purchase of property, equipment and media rights	(755)	(1,335)
Payments for acquisitions, net of cash acquired	—	(3,787)
Net cash used in investing activities	(755)	(5,122)

Financing activities
Principal payments on capital leases	(48)	(244)
Proceeds from issuance of common stock	427	122
Net cash provided by (used in) financing activities	379	(122)

Effects of exchange rates on cash and cash equivalents	45	—
Net change in cash and cash equivalents	1,290	(3,570)
Cash and cash equivalents at beginning of period	8,384	11,422
Cash and cash equivalents at end of period	$9,674	$7,852

Supplemental cash flow information
Interest paid	$—	$40
Common stock issued for acquisitions	—	348
Income taxes paid	615	1,033

See accompanying notes to the condensed consolidated financial statements.

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

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

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of September 30, 2004, the interim results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.  These interim statements have not been audited.  The balance sheet as of December 31, 2003 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Accounting policies followed by Gaiam are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2003 included in Gaiam’s annual report on Form 10-K.  The consolidated financial statements contained herein should be read in conjunction with Gaiam’s audited financial statements, including the notes thereto, for the year ended December 31, 2003.

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

Stock-Based Compensation

Gaiam accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock Based Compensation.  Accordingly, no compensation expense is recognized in Gaiam’s consolidated financial statements in connection with stock options granted to employees with exercise prices not less than fair value.  Deferred compensation for options granted to employees is determined as the difference between the fair market value of Gaiam’s common stock on the date options were granted and the exercise price.  For purposes of this pro-forma disclosure, the estimated fair value of options is assumed to be amortized to expense over the options’ vesting periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(1,530)	$(201)	$(4,074)	$(1,313)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	18	18	54	54
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(125)	125	(454)	(302)
Pro forma	$(1,637)	$(58)	$(4,474)	$(1,561)
Net loss per common share
As reported	$(0.10)	$(0.01)	$(0.28)	$(0.09)
Pro forma	$(0.11)	$—	$(0.30)	$(0.11)
Fully diluted net loss per common share
As reported	$(0.10)	$(0.01)	$(0.28)	$(0.09)
Pro forma	$(0.11)	$—	$(0.30)	$(0.11)

2.                                       Stockholders’ Equity

During the first quarter of 2004, Gaiam issued a total of 11,251 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2003. In addition, for the nine months ended September 30, 2004, Gaiam issued 97,590 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

3.                                       Comprehensive Income (Loss)

Gaiam’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment, net of income taxes.  Comprehensive income (loss), net of related tax effects, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(1,530)	$(201)	$(4,074)	$(1,313)
Foreign currency translation adjustment, net	(9)	—	76	—
Comprehensive loss, net of taxes	$(1,539)	$(201)	$(3,998)	$(1,313)

4.                                       Earnings (Loss) per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities.  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common equivalent shares of 142 thousand and 94 thousand are excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004 and 2003, respectively, because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for basic and diluted loss per share	$(1,530)	$(201)	$(4,074)	$(1,313)
Denominator:
Weighted average shares for basis loss per share	14,712	14,601	14,671	14,591
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—	—	—
Denominators for diluted loss per share	14,712	14,601	14,671	14,591

Net loss per share - basic	$(0.10)	$(0.01)	$(0.28)	$(0.09)
Net loss per share - diluted	$(0.10)	$(0.01)	$(0.28)	$(0.09)

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

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue:
Direct to consumer	$11,347	$11,579	$33,776	$33,041
Business	9,676	11,954	28,053	33,816
Consolidated net revenue	21,023	23,533	61,829	66,857
Contribution margin:
Direct to consumer	38	195	(464)	343
Business	(2,362)	(275)	(5,823)	(2,005)
Consolidated contribution loss	$(2,324)	$(80)	$(6,287)	$(1,662)
Reconciliation of contribution margin loss to net loss:
Other income	138	3	270	46
Income tax benefit	(856)	(44)	(2,269)	(648)
Minority interest in net income of consolidated subsidiaries, net of tax	(200)	(168)	(326)	(345)
Net loss	$(1,530)	$(201)	$(4,074)	$(1,313)

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document.

Overview and Outlook

Gaiam is a multi-channel lifestyle company providing information, goods and services to customers who value personal development, healthy living, ecological lifestyles and responsible media. Gaiam was incorporated in Boulder, Colorado in 1988 to support “Conscious Commerce,” the practice of making purchasing decisions based on lifestyle and personal values.   In 1995, Gaiam began to expand nationally.  In 1996, Gaiam made a large investment in infrastructure and operating systems to support rapid growth. From 1997 to 2003, Gaiam’s revenues increased from $19.9 million to $102 million, representing a compounded annual growth rate of 31.3%.

The direct to consumer segment continues to be an integral part of Gaiam’s outreach and a solid base of business.  This segment accounted for 49%, or approximately $50.5 million, of Gaiam’s revenues during 2003.  During the first nine months of 2004, revenues in this segment were $33.8 million, an increase of 2% over 2003, and represented 55% of total revenue.  Through its diverse media reach, the direct to consumer segment provides branding, a sounding board for new product testing, promotional opportunities, consumer education and customer feedback on Gaiam’s and the LOHAS (Lifestyles of Health and Sustainability) industry’s focus and future.

With the inception of our business segment in 1998, Gaiam started to sell directly to retailers, both domestically and abroad.  As of the end of 2003, Gaiam products were available in over 30,000 stores in North America, plus in retailers located in the U.K. and Australia.  Gaiam introduced its “store-within-store” lifestyle presentations, which utilize custom fixtures designed and produced by Gaiam, in late 2000, and the placement of this concept grew to over 3,650 stores by the end of 2003.  In 1998, revenues generated by the business segment were $3.8 million.  In 2003, revenues in this segment, which were driven by media sales to retailers, topped $50 million, representing a compound annual growth rate of approximately 68%, but became difficult to sustain without grass roots development.  Gaiam is diversifying its approach to include a grass roots rollout to the community-based retail and specialty markets, along with more outreach to professional establishments, fitness clubs, and wellness professionals.  Gaiam believes this approach will provide a solid base for expansion and a spring board for new product launches.  Gaiam is also focusing on new media releases, along with an expansion in mass market retailers and bookstores, and new launches into the grocery market.  During the third quarter of 2004, Gaiam received an additional eight feet of shelf space in Target’s fall planagram set, which tripled the existing space.  Inventory for this expansion started shipping in August 2004, and the full impact of the expansion is expected to be realized in the fourth quarter of 2004.

Despite the net loss of $4.1 million for the first nine months of 2004, Gaiam generated cash from operating activities of $1.6 million for the nine months ended September 30, 2004, and ended the quarter with $9.7 million in cash, up from $8.4 million at December 31, 2003, no debt and an unused $15 million line of credit

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.3%	47.9%	49.8%	47.0%
Gross profit	46.7%	52.1%	50.2%	53.0%
Expenses:
Selling and operating	48.9%	44.4%	50.8%	46.0%
Corporate, general and administration	8.9%	8.1%	9.6%	9.4%
Total expenses	57.8%	52.5%	60.4%	55.4%
Loss from operations	-11.1%	-0.4%	-10.2%	-2.4%
Other income	0.7%	0.0%	0.4%	0.1%
Income tax benefit	-4.1%	-0.2%	-3.7%	-1.0%
Minority interest in net income of consolidated subsidiaries, net of tax	-1.0%	-0.7%	-0.5%	-0.5%
Net loss	-7.3%	-0.9%	-6.6%	-2.0%

Three months ended September 30, 2004 versus September 30, 2003

Revenues of $21 million for the three months ended September 30, 2004 decreased 10.7% from $23.5 million for the three months ended September 30, 2003.  Gaiam’s decrease in revenues was due to a decrease in the business segment of $2.3 million, or 19.1% for the quarter.  This shortfall resulted from lower sales volumes in the U.S. trade business, primarily in VHS sales which declined more than 80% over 2003 levels, and an increase in markdowns and returns associated with the change out of VHS format for DVD format.  Direct to consumer segment revenues were $11.3 million for the three months ended September 30, 2004, compared to $11.6 million for the same period in 2003, as Gaiam suspended distribution of one of its catalog titles for the Spring/Summer seasons.  This title generated $604 thousand in revenue during the third quarter of 2003.  Internal revenue growth in both the internet and international operations was 22% for the third quarter.

Gross profit, which consists of revenues less cost of sales (primarily merchandise acquisition costs and in-bound freight), decreased to $9.8 million for the third quarter of 2004 from $12.3 million during the same period in 2003.  As a percentage of revenue, gross profit declined to 46.7% in 2004 from 52.1% in 2003.  This was primarily attributable to declines in the business segment gross margin associated with a change in product mix to accessories with lower gross profit margins than media, increased markdowns given to incent sell-through of VHS inventories, and the write-down of VHS inventory, components and packaging.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) decreased to $10.3 million for the three months ended September 30, 2004 as compared to $10.4 million in the same period of 2003, primarily resulting from lower catalog and e-commerce expenses in the direct to consumer segment.  As a percentage of revenues, selling and operating expenses increased to 48.9% in 2004 from 44.4% in 2003 due to the lower sales base in 2004.

Corporate, general and administration expenses remained constant at $1.9 million for the third quarter of 2004 compared to the same 2003 period, but increased to 8.9% of revenues in 2004 from 8.1% of revenues in 2003 due to the lower sales base in 2004.

Operating losses were $2.3 million for the three months ended September 30, 2004 compared to $80 thousand for the three months ended September 30, 2003, primarily due to revenue decreases and lower gross profit margins.

Gaiam recorded $138 thousand and $3 thousand in other income for the three months ended September 30, 2004 and 2003, respectively.  The share of net income associated with minority interest was $200 thousand during the third quarter of 2004, compared to the share of net income of $168 thousand for the comparable 2003 period.

Gaiam recorded an income tax benefit of $856 thousand for the three months ended September 30, 2004 compared to an income tax benefit of $44 thousand for the three months ended September 30, 2003.  Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net loss was $1.5 million for the three months ended September 30, 2004 compared to a net loss of $201 thousand recorded for the three months ended September 30, 2003.

Nine months ended September 30, 2004 versus September 30, 2003

Revenues of $61.8 million for the nine months ended September 30, 2004 decreased 7.5% from $66.9 million for the nine months ended September 30, 2003.  Gaiam’s decrease in revenues was due to a decrease in the business segment of $5.4 million, or 16% for the first nine months of 2004.  This shortfall resulted from lower sales volumes in the U.S. trade business, particularly in VHS, and an increase in markdowns and returns associated with the change out of VHS format for DVD format.  Three of our distributors who service the clubs, Wal-Mart, and the Canadian market generated negative comparative sales of over $2.1 million from 2003, as these retailers moved to convert their media inventories from the VHS format and re-position their offerings.   Direct to consumer segment revenues were $33.8 million for the nine months ended September 30, 2004, compared to $33.0 million for the same period in 2003.  Internal revenue growth in our internet and international businesses was 14% and 12.6%, respectively, for the first nine months of the year.

Gross profit decreased to $31 million for the first nine months of 2004 from $35.4 million during the same period in 2003.  As a percentage of revenue, gross profit declined to 50.2% in 2004 from 53% in 2002.  This was primarily attributable to a decline of 500 basis points in the business segment gross margin associated with markdowns and other expenses incurred with the changeover from VHS to DVD products.  This was partially offset by a favorable change in sales mix from the business segment to the direct to consumer segment, where Gaiam has better overall margins.

Selling and operating expenses increased to $31.4 million for the nine months ended September 30, 2004 as compared to $30.8 million in the same period of 2003, primarily resulting from increased sales and marketing efforts in our business segment, both domestically and in our U.K. subsidiary, and in our direct to consumer segment, to support the revenue increases described above.  As a percentage of revenues, selling and operating expenses increased to 50.8% in 2004 from 46% in 2003.

Corporate, general and administration expenses decreased to $5.9 million for the nine months ended September 30, 2004 from $6.3 million in the comparable 2003 period, and decreased to 9.6% of revenues in 2004 from 9.4% of revenues in 2003.  This expense reduction is generally attributable to cost savings negotiated with service providers and other savings generated by the consolidation of administrative services into Gaiam’s Colorado headquarters.

Operating losses increased to $6.3 million for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003, primarily due to revenue decreases and lower gross profit margins.

Gaiam recorded $270 thousand and $46 thousand in other income, primarily from interest income, for the nine months ended September 30, 2004 and 2003, respectively.  The share of net income associated with minority interest was $326 thousand for the first nine months of 2004, compared to the share of net income of $345 thousand for the comparable 2003 period.

Gaiam recorded an income tax benefit of $2.3 million for the nine months ended September 30, 2004 compared to an income tax benefit of $648 thousand for the nine months ended September 30, 2003.

As a result of the factors described above, Gaiam’s net loss was $4.1 million for the nine months ended September 30, 2004 compared to a net loss of $1.3 million recorded for the nine months ended September 30, 2003.  Despite these losses, Gaiam’s cash generated by operations was $1.6 million for the first nine months of 2004, and Gaiam’s cash position increased to $9.7 million at September 30, 2004, from $8.4 million at December 31, 2003.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to replacements, expansions and improvements to Gaiam’s infrastructure, development of e-commerce, acquisitions of new businesses, and future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors.  The timing and amount of these capital requirements are variable and cannot accurately be predicted.  Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and increase its sales and marketing programs and brand promotions as needed.

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory and certain property and equipment.  Borrowings under the credit agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.  At September 30, 2004, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants.

Gaiam’s operating activities generated net cash of $1.6 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively.  Gaiam’s net cash generated from operating activities for both periods is primarily attributable to a decrease in accounts receivable of $5.9 million in 2004 and $8.3 million in 2003, which was partially offset by decreases in accounts payable of $1.6 million in 2004 and $1.7 million in 2003.  Cash used for deferred advertising costs associated primarily with the holiday catalogs increased to $1.8 million in 2004 from $815 thousand for the nine months ended September 30, 2003.  For the nine months ended September 30, 2003, Gaiam also used cash to reduce accrued expenses and income taxes payable a combined $3.6 million.  Non-cash charges to net income were $3.4 million and $3 million for the nine months ended September 30, 2004 and 2003, respectively.

Gaiam’s investing and acquisition activities used net cash of $755 thousand and $5.1 million during the first nine months of 2004 and 2003, respectively.  Expenditures for property, equipment and media rights were $755 thousand for the first six months of 2004, as compared to $1.3 million for the same period in 2003.  In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International Ltd., a distributor of wellness products based in the U.K.  Total consideration for the acquisition was approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock.

Gaiam’s financing activities generated net cash of $379 thousand and used cash of $122 thousand for the nine months ended September 30, 2004 and 2003, respectively.  The cash generated by financing activities results primarily from the exercise of stock options under Gaiam’s 1999 Long Term Incentive Program.  Cash is used to fund principal payments under capitalized leases.

We believe our available cash, cash expected to be generated from operations, and borrowing capabilities on our unused $15 million line of credit should be sufficient to fund our operations on both a short-term and long-term basis.  However, our projected cash needs may change as a result of acquisitions, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS market.  For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any long-term debt obligations or purchase obligations.  The following table shows our commitments to make future payments under operating and capital leases as of September 30, 2004 (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$3,625	$1,500	$2,125	$—	$—
Capital lease obligations	7	7	—	—	—
Total contractual cash obligations	$3,632	$1,507	$2,125	$—	$—

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”) established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  As of September 30, 2004, Gaiam was not involved with any unconsolidated SPEs or VIEs.

Critical Accounting Policies

Management believes the following to be critical accounting policies whose application have a material impact on Gaiam’s financial presentation and involve a higher degree of complexity, as they require management to make judgments and estimates about matters that are inherently uncertain.

Provisions for Doubtful Accounts and Returns

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

Gaiam records a provision for product returns to be received in future periods at the time the original sale is recognized.  The amount of the returns provision is based upon historical experience and future expectations.

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

Any borrowings we might make under our bank credit facility would bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Gaiam does not have any amounts outstanding under its credit line, so any unfavorable change in interest rates would not have a material impact on Gaiam’s results from operations or cash flows unless Gaiam makes borrowings in the future.

Gaiam purchases a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions.  Because the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, any currency risks related to these transactions are immaterial to Gaiam.  A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs.  In order to mitigate this exposure, Gaiam makes virtually all of its purchase commitments in U.S. dollars.

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor.  Because Leisure Systems’ revenues are primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations.  However, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of September 30, 2004.

Item 4.                                                           Controls and Procedures

Gaiam maintains disclosure controls and procedures designed to ensure that the information Gaiam must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon their evaluation as of September 30, 2004, they have concluded that those disclosure controls and procedures are effective for the purpose of ensuring that material information required to be included in this quarterly report is made known to them by others on a timely basis.

Gaiam is continuously seeking to improve the efficiency and effectiveness of its businesses and of its internal controls.  This results in refinements to processes throughout Gaiam’s operations.  However, there has been no change in Gaiam’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Gaiam’s internal control over financial reporting.

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

b)                                     Reports on Form 8-K.

On October 15, 2004, Gaiam filed a report on Form 8-K under Item 4.01, “Changes in Registrant’s Accountant” announcing a change in Registrant’s independent accountants.

On October 27, 2004, Gaiam filed a report on Form 8-K relating to its earnings press release for the third quarter 2004.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
October 27, 2004

By:	/s/	Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

/s/		Janet Mathews
Janet Mathews
Chief Financial Officer