Form 10-K
period 2004-12-31
GAIAM INC
filed 2005-03-03
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27517

GAIAM, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1113527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

360 INTERLOCKEN BOULEVARD

BROOMFIELD, CO 80021

(Address of principal executive offices)

(303) 222-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Class A Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act.)  YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,210,453 as of June 30, 2004, based upon the closing price on the NASDAQ National Market on that date.  The registrant does not have non-voting common equity.

As of March 1, 2005, 9,411,897 shares of the registrant’s $.0001 par value Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information.

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties.  When used in this discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements.  Gaiam’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and elsewhere in this report.  Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives undertaken by Gaiam, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and other risks and uncertainties included in Gaiam’s filings with the Securities and Exchange Commission.  We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management’s view only as of the date of this report.  We undertake no obligation to update any forward-looking information.

PART I

Item 1.                                                           Business

OUR BUSINESS

Gaiam

Gaiam is a multi-channel lifestyle company providing a broad selection of information, media products and services to customers who value personal development, wellness, ecological lifestyles and responsible media.  We offer our customers the ability to make purchasing decisions based on these values while providing quality offerings at a price comparable to mainstream alternatives.

Gaiam has established itself as a lifestyle brand, content producer, information resource and authority in the Lifestyles of Health and Sustainability (LOHAS) market and seeks to become a unifying symbol of the emerging LOHAS lifestyle. Our lifestyle brand is built around our ability to develop and offer media content, products and lifestyle solutions to consumers in the LOHAS market. Our content forms the basis of our proprietary offerings, on which we realize our highest margins, which then drive demand for parallel product and service offerings.  Gaiam’s operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution.  We market our products and services across two segments, business and direct-to-consumer, and through five sales channels: media, national retailers, corporate accounts, catalogs and the Internet. We distribute our products in each of these sales channels from a single fulfillment center.

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

Gaiam participates in all five sectors of the LOHAS market with an emphasis on Personal Development, Ecological Lifestyles and Alternative Healthcare.

Our Content

Gaiam’s business model revolves around content creation, which forms the basis for our proprietary products. We have an “in house” production team that produces programming, which has won 41 Telly awards and several medals at the International New York Film Festival.  We developed a new line of children’s products during 2003, which was the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help children grow imaginatively, physically, and mentally.  During 2004, we produced 18 new titles and added 22 titles to our DVD library by converting our remaining VHS titles to DVD.  Gaiam also develops and markets music and audio CDs and publishes printed content.

Our Products

Our visual media programs represent an integral part of our proprietary product offering.  We currently stock over 5,000 stock keeping units (SKUs), of which approximately 2,500 are proprietary products bearing the

Gaiam brand, including media, accessories and soft goods.  In 2004, our proprietary products constituted over 60% of our product sales.

Our Sales Channels

We conduct our business across two segments.  Our business segment customers are primarily national retailers, corporate accounts and the media. We conduct our direct-to-consumer business through our catalogs and the Internet.

•                  Media

Gaiam develops and produces information and programming targeted to consumers who value personal development, wellness and spirituality.  Gaiam has an award-winning library of titles that it sells to retailers, licenses to selected distributors operating outside of the United States, and licenses or sublicenses for broadcast.  Our current list of licensees includes Koch Vision, Universal Studios, Fit TV, Fine Living, LodgeNet, Discovery Channel and Conscious Media.  All of our licensing arrangements require Gaiam branding to be prominent on the programming and are subject to our royalty agreements with our performing artists.  While our licensing of the rights to manufacture and distribute certain of our media lowers recognized revenue, contribution margins are improved.

•                  Retailers

Since the inception of our retailer channel in 1996, we have increased its breadth and diversity.  As of the end of 2004, Gaiam media titles may be found in approximately 25,000 stores.  Gaiam media and other products are currently sold across a variety of leading retailers, including bookstores such as Barnes & Noble and Borders; music stores such as Musicland and Virgin Record Megastores; lifestyle stores such as Discovery Channel Stores and EQ Life; beauty stores such as Ulta and Bath and Body Works; home furnishing stores such as Bed, Bath and Beyond and ABC Carpet and Home; natural food stores such as Whole Foods Market and Wild Oats; sporting goods stores such as Dick’s and REI; mass merchants such as Target, Best Buy and WalMart, e-tailers such as Amazon.com and Drugstore.com; and wholesale clubs such as Costco and Sam’s Club.  Many of these retailers display our products in store-within-store lifestyle presentations that utilize custom fixtures designed and produced by Gaiam. We implemented our first store-within-store concept late in 2000 and the concept has grown to over 4,200 stores by the end of 2004.

Through distributor arrangements and acquisitions, Gaiam branded products may now be found in Canada, Japan, Korea, the United Kingdom and Australia.  Our media products are sold to international accounts primarily under licensing agreements and the remaining products are sold based on distributor relationships.  During 2003, Gaiam acquired a 50.1% ownership interest in Leisure Systems International (“LSI”), a U.K. based distributor and marketer of lifestyle products.  The acquisition has allowed our merchandising and product development groups to work closely with the LSI team to modify and develop new lifestyle products that fit into the cultures of countries outside of North America.  LSI is changing its name to Gaiam Limited effective March 1, 2005.

•                  Services

Gaiam, through its Design and Consulting division, provides products and services to businesses, corporate accounts, and schools.  Clients of our lifestyle services included The White House, NASA, Fetzer Winery, the U.S. Department of Energy, the Government of Brazil, the Smithsonian Institution, and the World Wildlife Fund.

•                  Catalogs

Gaiam offers a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. We mailed over 16 million catalogs in 2004.  Our customer demographics are highly regarded with an average income over $75,000 and over 70% college educated.

•                  Internet

We use the Internet to sell our products and to provide information on the LOHAS lifestyle.  We currently offer over 5,000 SKUs on our website, www.gaiam.com.  We promote our website through our visual media, catalogs, print publications, product packaging and Internet Links.  A key component of our Internet approach is to provide customer support for Internet sales from our in-house call center.   According to a Jupiter Communications study, 90% of on-line customers prefer human interaction when they require customer service.  This is particularly important for Gaiam because the use of many of our products is enhanced by the extensive product education and information that we make available online and through our customer service personnel.

Our Operations

•                  Product Development and Sourcing

Gaiam branded products are sold across our five sales channels.  Non-proprietary products are only available through our catalogs and over the Internet.  We use our catalog and Internet channels to test products before we decide to develop products under the Gaiam brand and distribute them through our other sales channels.   Our products are designed to supply information, enhance customers’ lifestyles and experiences and provide healthy, natural solutions while being eco-friendly and promoting a sustainable economy.  Because we use a multi-channel approach to our business we are able to leverage our product development costs across all channels of our business.

Our proprietary products are designed by our product development team, sourced both domestically and internationally by our merchandisers and produced by third party suppliers to our specifications.  We also screen the environmental and social responsibility of our suppliers.  In order to minimize risk we often identify an alternate supplier for our products in a separate location.

•                  Customer Service

Gaiam focuses on building and maintaining customer relationships that thrive on loyalty and trust.  We maintain a “no-risk guarantee” policy, whereby a customer is provided a full refund for products that are returned at any time, for any reason.  In 2003, we established a most valued customer program, which extends added benefits to our most loyal catalog and Internet customers.  Our in-house customer service department includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs.  We employ telephone routing software that directs each call to the appropriate representative.  Our policy is to ship orders no later than the next business day, which we accomplish by stocking inventory that supports over 92% of our orders. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

•                  Established Infrastructure

We operate a 208,000 square foot fulfillment center near Cincinnati, Ohio, which provides fulfillment for most of our current business needs and has the capacity to support the growth of our business.  This central U.S. location allows us to achieve shipping cost efficiencies to most locations.  The center is also located within 30 minutes of several major shipping company hubs.  We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service.  Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

•                  Expand our Media Offering

Proprietary and authentic content lies at the core of our business model. Our media offerings introduce customers to Gaiam and help establish Gaiam as an authority in the LOHAS market.  Gaiam’s primary focus is on leveraging our content with branded lifestyle product offerings through various media, catalogs, the Internet, and national retailers.  We believe that the content-centric strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach.

We will continue to develop authentic content that caters to the LOHAS lifestyle in DVD, book and audio formats and also accelerate our efforts in the broadcast and theatrical categories.  We have already expanded our visual media offerings internationally and plan to continue to leverage this opportunity.

•                  Strengthen our Lifestyle Brand

Our goal is to maintain the Gaiam brand as an authority in the LOHAS market and to establish Gaiam as a unifying symbol of the emerging LOHAS lifestyle.  Strategically, all of our proprietary products are now being marketed under one unified brand, “Gaiam.” We plan to strengthen the Gaiam brand by growing our media, focusing on category management initiatives, increasing our store-within-store presence across national retailers, increasing our marketing efforts, and aggressively developing and marketing proprietary products while maintaining our high level of customer service.

•                  Expand our Proprietary Products

Our proprietary products, which we introduced in 1997, represented over 60% of our revenues in fiscal year 2004.  These products carry a higher margin, provide for branding opportunity and distinguish us from many of our competitors. We currently offer over 2,500 SKUs of proprietary products that range from media products to sleep, stress relief, yoga and pilates accessories to organic cotton bedding and bath products.  We continue to develop and market proprietary products across each of the five LOHAS sectors.  We are strengthening our supply chain globally by sourcing a greater number of products offshore. We leverage our product development costs over all sales channels.

•                  Capitalize on our Multi-channel Approach

Our multi-channel strategy affords us the broadest possible customer reach. This approach makes purchasing our lifestyle products convenient regardless of the channel that a customer prefers. Additionally, this diversified, strategic approach should provide for continued operating and business stability as we have the ability to cross-market lifestyle products and services regardless of the customer location or the channel to which we are marketing.

In our direct-to-consumer business we are open 24 hours a day, offering over 5,000 products on our Internet site.  In our business segment, we continue to expand our presence in national retailers and currently have placements in approximately 25,000 retail points.  We also continue to expand our store-within-store concept in a variety of stores, including Whole Foods Market, Barnes & Noble Bookstores, Borders, Target, Ulta, Dick’s Sporting Goods, REI, ABC Carpet and Home and other national retailers.

•                  Complement our Existing Business with Selective Strategic Acquisitions

Our growth strategy is not dependent on acquisitions.  However, we will consider those strategic acquisitions in the LOHAS market that complement our existing business, increase our media and related product offerings, and expand our geographical reach.  We especially focus on companies with media content, a strong brand identity and customer and product information databases that augment our existing databases.  Gaiam often allows some of the acquired company’s management team to retain responsibility for front-end business functions such as creative presentation and marketing, while consolidating operational functions under Gaiam’s existing infrastructure when economies of scale can be realized.

Our Business Segments

We separate our business into two business segments:  the business segment which includes sales to businesses, retailers, corporate accounts and media outlets; and the direct-to-consumer segment, which includes catalogs, print advertising, and E-commerce.

The business segment represented 46% of 2004 revenues, while the direct to consumer segment represented 54% of revenues.  See Note 9 to our consolidated financial statements for further information on our segments.

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

Because Gaiam uses multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include Goodtimes Home Media, Anchor Bay, PPI Entertainment, Goldhill Media, Nike, Reebok, thousands of small, local and regional businesses, and product lines or items offered by large retailers, manufacturers, publishers and media producers.

We believe the principal competitive factors in the LOHAS market are authenticity of information, unique content and distinctiveness of products and services, quality of product, brand recognition and price, and distribution capabilities.  We believe we compete favorably on all these relevant factors.

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

Our Employees

As of March 1, 2005, Gaiam and the Gaiam companies employed approximately 267 individuals.  None of our employees are covered by a collective bargaining agreement.

Regulatory Matters

A number of existing and proposed laws restrict disclosure of consumers’ personal information, which may make it more difficult for Gaiam to generate additional names for its direct marketing, and restrict a company’s right to send unsolicited electronic mail or printed materials.  Although Gaiam believes it is generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us.

The Gaiam companies generally collect sales taxes only on sales to residents of states in which Gaiam has locations.  Currently, Gaiam collects sales taxes on sales to residents of California, Colorado and Ohio.  A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities.  If legislation is enacted that requires Gaiam to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct-to-consumer businesses may be adversely affected.

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

Seasonality

See the “Quarterly and Seasonal Fluctuations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information pertaining to the seasonal aspects of our business.

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

Factors That May Affect Future Results

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives.  These risks and uncertainties include, but are not limited to, those risks described below.  Additional risks and uncertainties not presently known to us or those we currently deem immaterial also may impair our business operations, and historical results are not necessarily an indication of the future results.  The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

Changes in general economic conditions could have a material impact on our business

Our results of operations could be impacted by changes in overall economic conditions that impact consumer spending.  Future economic conditions affecting disposable income such as employment levels, consumer confidence, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products.  If the economic conditions and performance of the retail and media environment, or worsen, we may experience material adverse impacts on our business, operating results and financial condition.

Increased competition could impact our financial results

We believe that the LOHAS market has thousands of small, local and regional businesses. Some smaller businesses may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage. Although we believe that we do not compete directly with any single company that offers our entire range of merchandise, within each merchandise category we have competitors and we may face competition from new entrants. Some of our competitors or our potential competitors may have greater financial and marketing resources and greater brand recognition. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors. Increased competition from these or other competitors could negatively impact our business.

Changing consumer preferences may have an adverse effect on our business

Our business is targeted at consumers who assign high value to personal development, healthy lifestyles, responsible media, renewable energy and the environment. A decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect our customer base and sales revenues and, accordingly, our financial prospects. Further, consumer preferences and product trends are difficult to predict. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and we may not respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences and product trends could lead to, among other things, lower sales of our products, increased merchandise returns and lower margins, which would have a material adverse effect on our business.

We may face quarterly and seasonal fluctuations that could harm our business

Our revenue and results of operations have fluctuated and will continue to fluctuate on a quarterly basis as a result of a number of factors, including the timing of catalog offerings, timing of orders from retailers, recognition of costs or net sales contributed by new merchandise, fluctuations in response rates, fluctuations in paper, production and postage costs and expenses, merchandise returns, adverse weather conditions that affect distribution or shipping, shifts in the timing of holidays and changes in our merchandise mix. In particular, our net sales and profits have historically been higher during the fourth quarter holiday season. We believe that this seasonality will continue in the future.

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

In addition, the use of branded merchandise limits our ability to return unsold products to vendors, which can result in higher markdowns in order to sell excess inventory. Our commitment to customer service typically results in us keeping a high level of merchandise in stock so we can fill orders quickly. Consequently, we run the risk of having excess inventory, which may also contribute to higher markdowns. Our failure to successfully execute a branded merchandise strategy or to achieve anticipated profit margins on these goods, or a higher than anticipated level of overstocks, may materially adversely affect our revenues.

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

Acquisitions may harm our financial results

Acquisitions have been part of our growth and may continue to be part of our growth in the future.  Our acquisitions may be of entire companies, controlling interests in companies or of minority interests in companies where we intend to invest as part of a strategic alliance. If we are not successful in integrating companies that we acquire or are not able to generate adequate sales from the acquired entities, our business could be materially and adversely affected.

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

Our founder and chief executive officer Jirka Rysavy controls Gaiam

Mr. Rysavy holds 100% of Gaiam’s 5,400,000 outstanding shares of class B common stock and also owns 2,164,000 shares of class A common stock. The shares of class B common stock are convertible into shares of class A common stock at any time. Each share of class B common stock has ten votes per share, and each share of class A common stock has one vote per share.  Consequently, Mr. Rysavy is able to vote a majority of our stock, and will be able to exert substantial influence over Gaiam and to control matters requiring approval by the shareholders of Gaiam, including the election of directors, increasing our authorized capital stock, or a merger or sale of our assets. As a result of Mr. Rysavy’s control, no change of control of Gaiam can occur without Mr. Rysavy’s consent.

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

We are dependent on third party suppliers for the success of our proprietary products

We are dependent on the success of our proprietary products, and we rely on a select group of manufacturers to provide us with sufficient quantities to meet our customers’ demands in a timely manner, produce these products in a humane and safe environment for both their workers and the planet, maintain quality standards consistent with the Gaiam brand, and meet certain pricing guarantees.  Our sourcing of these products overseas continues to increase, and these arrangements carry risks associated with relying on products manufactured outside of the U.S., including political unrest and trade restrictions, currency fluctuations, transportation difficulties, work stoppages, and other uncertainties.  In addition, a number of our suppliers are small companies, and some of these vendors may not have sufficient capital, resources or personnel to increase their sales to us or to meet our needs for increased commitments from them. The failure of our suppliers to provide sufficient quantities of our proprietary products could decrease our revenues, increase our costs, and damage our customer service reputation.

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

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ, periodically issue new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002.  As interpretation and implementation of these rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Item 2.                                                           Properties

Our principal executive offices are located in Broomfield, Colorado.  Our fulfillment center, which houses most of our fulfillment functions, is located in the Cincinnati, Ohio area.  We selected the Cincinnati site after considering the availability and cost of facilities and labor, proximity to major highways, air delivery hubs and local government support of new businesses. We also believe that Cincinnati is ideal for providing the low cost shipping available from a single central point to a customer base that conforms to the overall U.S. population.

The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration

Broomfield, CO	36,000 sq. ft.	Headquarters and customer service	May 2008

Cincinnati, OH	208,000 sq. ft..	Fulfillment center	March 2006

Venice, CA	800 sq. ft	Media office	July 2005

Hopland, CA	12 acres	Renewable energy demo site	Owned

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of our shareholders in the fourth quarter of the fiscal year ended December 31, 2004.

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Gaiam’s Class A common stock has been quoted on the NASDAQ under the symbol “GAIA” since our initial public offering on October 29, 1999.  On February 22, 2005, we had 8,407 shareholders of record and 9,411,897 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for Gaiam’s Class A common stock for the period indicated:

	High Bid	Low Bid	Close	Average Daily Volume

Fiscal 2004:
Fourth Quarter	$6.20	$4.85	$6.15	18,334
Third Quarter	$7.39	$5.26	$5.97	9,001
Second Quarter	$7.25	$5.39	$6.78	16,598
First Quarter	$6.04	$5.13	$5.57	13,850

Fiscal 2003:
Fourth Quarter	$6.16	$4.90	$5.95	10,917
Third Quarter	$7.10	$4.77	$5.77	20,852
Second Quarter	$6.75	$4.40	$5.92	32,598
First Quarter	$11.24	$4.00	$5.37	50,411

Dividend Policy

Gaiam has never declared or paid any cash dividends on its capital stock.  Gaiam currently intends to retain earnings to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future.  In addition, our bank line of credit agreement prohibits payment of any dividends to our shareholders.  As of December 31, 2004, Gaiam had no outstanding advances under the line of credit agreement.

Sales of Unregistered Securities

In December 2004, Gaiam, Inc. issued 100,000 shares of Class A common stock to certain former investors in Gaiam.com, Inc., as final satisfaction under the Merger Agreement among Gaiam, Inc., Gaiam.com, Inc. and the Shareholders of Gaiam.com, Inc. dated November 1, 2002, pursuant to which Gaiam acquired the stock of Gaiam.com it did not own.  Gaiam fully accrued for these shares at the time of the merger in 2002.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,566,600	$7.57	312,532
Equity compensation plans not approved by security holders	—	—	—
Total	1,566,600	$7.57	312,532

Item 6.                                                           Selected Financial Data

The selected statement of operations for the years ended December 31, 2004, 2003 and 2002 and balance sheet data as of December 31, 2004 and 2003 set forth below are derived from Gaiam’s audited consolidated financial statements which are included elsewhere in this Form 10-K.  The selected statement of operations for the years ended December 31, 2001 and 2000 and balance sheet data as of December 31, 2002, 2001 and 2000 set forth below are derived from Gaiam’s audited consolidated financial statements which are not included in this Form 10-K.  The historical operating results are not necessarily indicative of the results to be expected for any other period.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Gaiam’s consolidated financial statements and related notes, included elsewhere in this Form 10-K.

GAIAM, INC.

SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data
Net revenues	$96,657	$102,000	$111,406	$98,737	$60,588
Cost of goods sold	48,646	48,927	45,475	39,276	23,793
Gross profit	48,011	53,073	65,931	59,461	36,795
Selling, operating, general and administrative expenses	54,301	54,355	57,180	52,849	32,367
Operating income (loss)	(6,290)	(1,282)	8,751	6,612	4,428
Other income (loss)	109	546	(261)	346	(283)
Income (loss) before income taxes and minority interest	(6,181)	(736)	8,490	6,958	4,145
Income tax (benefit) expense	(2,440)	(461)	3,002	2,498	1,556
Minority interest in net (income) loss of consolidated subsidiary, net of tax	(897)	(697)	(40)	(404)	60
Net income (loss)	$(4,638)	$(972)	$5,448	$4,056	$2,649
Net income (loss) per share:
Basic	$(0.32)	$(0.07)	$0.39	$0.33	$0.24
Diluted	$(0.32)	$(0.07)	$0.38	$0.32	$0.23
Shares outstanding:
Basic	14,684	14,594	14,107	12,396	10,858
Diluted	14,684	14,594	14,489	12,809	11,525

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data
Cash	$10,439	$8,384	$11,422	$22,244	$8,579
Working capital	30,343	29,531	33,944	41,403	15,269
Total assets	89,448	91,860	91,167	87,884	48,353
Long-term debt (net of current maturities)	—	—	55	238	5,770
Stockholders’ equity	66,346	69,485	69,371	58,633	18,111

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

Overview and Outlook

Gaiam is a multi-channel lifestyle company providing information, goods and services to customers who value personal development, healthy living, ecological lifestyles and responsible media. Gaiam was incorporated in Boulder, Colorado in 1988.

In 2004, Gaiam’s revenues declined 5.2% to $96.7 million from $102 million in 2003.   The decrease in revenues was primarily attributable to a decline of $7.3 million in revenues generated by Gaiam’s business segment.  During 2004, this segment was adversely impacted by the transition in media products from the VHS format to the DVD format.  VHS revenues declined $5.7 million, or 72.6%, while returns of this format increased over 30%, as compared to 2003 levels.  Markdowns, inventory write-offs and valuation reserves associated with the changeover from VHS to DVD products lowered the gross margin in the business segment, and, coupled with a mix change from media to accessories in this same segment, contributed to a decline in the overall gross margin in 2004 to 49.7%.

We believe our growth will be driven by content, which is delivered in a variety of media formats, and through broadcast, Internet, international licensing, and electronic and traditional paper delivery systems.  Gaiam has increased its focus on its media content creation and distribution, which strategically provides increased branding opportunities, significantly higher operating contribution and greater mainstream penetration.

 In the fourth quarter of 2004, Gaiam tripled its space in Target, and DVD placements across all channels increased by over 39% in the fourth quarter of 2004 as compared to the same period in 2003.  During 2005, Gaiam will continue to focus on the national retailer and other media channels and will continue to build our business segment through a combination of new media releases, store within store concept, and expansions in mass market retailers, bookstores and other media outlets.

The direct to consumer segment continues to be an integral part of Gaiam’s outreach.  This segment accounted for 54%, or approximately $52.4 million in revenue during 2004, and 49%, or approximately $50.5 million, of Gaiam’s revenues during 2003.  This segment generated overall internal growth of 9.2% during 2004.  Circulation of 16 million catalogs provides branding, a sounding board for new product testing, promotional opportunities and customer feedback on Gaiam’s and the LOHAS industry’s focus and future.

After negative internal growth in the first three quarters, Gaiam returned to positive internal growth during the fourth quarter of 2004.  Gaiam’s revenues will continue to be weighted to the second half of the calendar year, so the majority of our earnings will continue to be generated during this period.  Please see “Quarterly and Seasonal Fluctuations.”

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

Investments

Investments in entities over which Gaiam does not have the ability to exercise significant influence are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. Investments under the cost method are included on the accompanying consolidated balance sheet in “Investments.”  Had Gaiam concluded that it had the ability to exercise significant influence, its share of the investee’s income or loss would have been reported in Gaiam’s consolidated statement of operations.

Capitalized Production Costs

Capitalized production costs include costs incurred to produce informational media products marketed by Gaiam to retail marketers and direct-mail and online customers.  These costs are deferred for financial reporting purposes until the media is released, then amortized over succeeding periods on the basis of estimated sales.  Historical sales statistics are the principal factor used in estimating the amortization rate.

Gaiam has not had any significant changes in its critical accounting policies from its Form 10-K filing for the fiscal year ended December 31, 2003.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	For the Year Ended December 31,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	50.3%	48.0%	40.8%
Gross profit	49.7%	52.0%	59.2%
Expenses:
Selling and operating	47.7%	44.3%	42.9%
Corporate, general and administrative	8.5%	9.0%	8.4%
Total expenses	56.2%	53.3%	51.3%
Income (loss) from operations	-6.5%	-1.3%	7.9%
Other income (expense), net	0.1%	0.6%	-0.3%
Income (loss) before income taxes and minority interest	-6.4%	-0.7%	7.6%
Income tax (benefit) expense	-2.5%	-0.5%	2.7%
Minority interest in net (income) loss of consolidated subsidiary, net of tax	-0.9%	-0.7%	0.0%
Net income(loss)	-4.8%	-0.9%	4.9%

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue of $96.7 million during 2004 was 5.2% lower than the $102 million in revenue generated in 2003.  Gaiam’s decrease in revenue was due to lower revenues from the business segment of $7.3 million, or 13.6%, as compared to fiscal year 2003.  This shortfall resulted from lower sales volumes in the U.S. and Canadian trade business, where net media revenue before markdowns, particularly those associated with lower sales and returns attributable to the change out of VHS format for DVD format, dropped by over 26% as compared to the previous year.  Additionally, revenues generated by the U.S. business segment were adversely impacted by markdowns given to incent sell-through of VHS tapes and kits containing VHS media, and markdowns given to Target associated with sell-thru of products to prepare for an expansion of Gaiam’s shelf space from four to twelve feet, which took place at the end of September 2004.  Direct to consumer segment revenues were increased 3.9% to $52.4 million for 2004, compared to $50.5 million for the same period in 2003.  Internal revenue growth in our Internet businesses continues to be strong at 21%, while our international business posted internal growth of 16% for 2004.

Gross profit, which consists of revenue less cost of sales (primarily merchandise cost plus inbound freight and duties), decreased to $48 million for 2004 from $53.1 million during 2003.  As a percentage of revenue, gross profit declined to 49.7% in 2004 from 52% in 2003.  This was primarily attributable to a decline in the business segment gross profit from 49.7% in 2003 to 45.6% in 2004.  This decline in the business segment gross margin is primarily due to markdowns, inventory write-offs and valuation reserves, and other expenses incurred with the changeover from VHS to DVD products.  Gross profit by product line has increased, particularly in accessories, but the weighted product revenue mix change from media to accessories resulted in lower overall gross margins.  This was partially offset by a favorable change in sales mix from the business segment to the direct to consumer segment, where Gaiam has better overall margins.

Selling and operating expenses increased to $46.1 million for 2004 as compared to $45.2 million in the same period of 2003, primarily resulting from increased sales and marketing efforts in our direct to consumer segment to support the revenue increases described above, and expenses associated with doubling the business segment sales force.   As a percentage of revenue, selling and operating expenses increased to 47.7% in 2004 from 44.3% in 2003 due to a combination of revenue contraction and higher direct to consumer segment spending.

Corporate, general and administration expenses decreased to $8.2 million in 2004 from $9.2 million in 2003, and decreased to 8.5% of revenue in 2004 from 9% of revenue in 2003.   This expense reduction is generally attributable to cost savings negotiated with service providers and other savings generated by the consolidation of administrative services into Gaiam’s Colorado headquarters.

Operating losses increased to $6.3 million in 2004 from $1.3 million in 2003, primarily due to revenue decreases.

Gaiam recorded $109 thousand and $546 thousand in other income in 2004 and 2003, respectively, primarily from interest income in 2004 and a gain on the purchase of stock rights plus interest income in 2003.  The share of net income associated with minority interest in consolidated subsidiaries was $897 thousand in 2004, compared to the share of net income of $697 thousand for the comparable 2003 period.

Gaiam recorded an income tax benefit of $2.4 million for 2004 compared to an income tax benefit of $461 thousand 2003.  Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net loss was $4.6 million for 2004 compared to a net loss of $972 thousand recorded for 2003.  Despite these losses, Gaiam’s cash generated by operations was $3.1 million for 2004, and Gaiam’s cash position increased to $10.4 million at December 31, 2004, from $8.4 million at December 31, 2003.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues declined 8.4% to $102 million in 2003 from $111.4 million in 2002.  The decrease was primarily attributable to a decline in sales to distributors.  During 2003, sales to distributors declined $11.8 million as a result of the exclusion of our Healing Arts branded accessories in the holiday fitness pallet in Costco for Holiday, and the transition of Bed, Bath and Beyond from a distributor relationship to a direct sales relationship.  This required Gaiam to take back inventory from our distributor and reset the floor for Bed, Bath and Beyond.  Additionally, Gaiam’s sales to mall-based stores, such as the Discovery Channel Stores, declined approximately $4.2 million.  As a result, business segment revenues declined 15% to $51.5 million in 2003 from $60.6 million in 2002.  The direct to consumer segment revenues remained flat at $50.5 million for 2003 compared to $50.8 million in 2002.

Gross profit decreased 19.5% to $53.1 million in 2003 from $65.9 million in 2002.  As a percentage of revenue, gross profit was 52% in 2003 compared to 59.2% in 2002.  This was primarily attributable to a shift in sales composition to our lower margin divisions, and from margin contraction in the business segment primarily due to a product shift to accessories.

Selling and operating expenses, which consist primarily of sales and marketing costs, commissions and fulfillment expenses, decreased 5.6% to $45.2 million in 2003 from $47.8 million in 2002.  As a percentage of revenues, selling and operating expenses increased to 44.3% in 2003 from 42.9% in 2002 primarily due to the lower revenue base, coupled with the cost of doubling the business segment sales force.  Gaiam also completed its requisite warehouse management system conversion and the majority of its fulfillment consolidation from outside providers into its distribution facility in Ohio.

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

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited quarterly results of operations for each of the quarters in 2004 and 2003.  In management’s opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented.  This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The results of operations for any quarter are not necessarily indicative of future results of operations.

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$23,775	$17,031	$21,023	$34,828
Gross profit	12,676	8,540	9,827	16,968
Operating income (loss)	(329)	(3,634)	(2,324)	(3)
Net income (loss)	(329)	(2,215)	(1,530)	(564)
Diluted net income (loss) per share	$(0.02)	$(0.15)	$(0.10)	$(0.04)
Weighted average shares outstanding-diluted	14,615	14,686	14,712	14,723

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$22,971	$20,352	$23,534	$35,143
Gross profit	12,324	10,815	12,270	17,663
Operating income (loss)	(400)	(989)	16	91
Net income (loss)	(353)	(759)	(201)	341
Diluted net income (loss) per share	$(0.02)	$(0.06)	$(0.01)	$0.02
Weighted average shares outstanding-diluted	14,579	14,594	14,601	14,695

Note:	The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

Quarterly fluctuations in Gaiam’s revenues and operating results are due to a number of factors, including the timing of new product introductions and mailings to customers, advertising, acquisitions (including costs of acquisitions and expenses related to integration of acquisitions), competition, pricing of products by vendors and expenditures on our systems and infrastructure.  The impact on revenue and operating results due to the timing and extent of these factors can be significant.  Our sales are also affected by seasonal influences.  On an aggregate basis, Gaiam generates its strongest revenues and net income in the fourth quarter due to increased holiday spending.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to replacements, expansions and improvements to Gaiam’s infrastructure, development of E-commerce and new products, acquisitions of new businesses, and future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution and other factors.  The timing and amount of these capital requirements are variable and cannot accurately be predicted.  Additionally, Gaiam will continue to evaluate possible investments in businesses, products and technologies, and increase its sales and marketing programs and brand promotions as needed.

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory and certain property and equipment.  At December 31, 2004, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants.     This credit agreement expires on May 31, 2005, and Gaiam is the process of negotiating a renewal of this agreement.  Should Gaiam choose to borrow under the credit agreement, outstanding advances bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Borrowings are secured by a pledge of

Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities generated net cash of $3.1 million and $6.0 million in 2004 and 2003, respectively.  Gaiam’s net cash generated from operating activities in 2004 was primarily attributable to a decrease in accounts receivable of $2.6 million along with non-cash charges of $5.1 million in 2004, which was partially offset by an increase in deferred advertising costs associated with earlier distribution of our spring catalogs.   In 2003, net cash generated by operating activities resulted primarily from a decrease in accounts receivable of $5.9 million and non-cash charges of $4.5 million, which was partially offset by decreases in accrued expenses and income taxes payable of $1.8 million and $1.6 million, respectively.

Gaiam’s investing and acquisition activities used net cash of $1.6 million and $9 million during 2004 and 2003, respectively.  In January 2003, Gaiam acquired a 50.1% interest in Leisure Systems International Ltd., a distributor of wellness products based in the U.K.  Total consideration for the acquisition was approximately $4.3 million in cash and 50,000 shares of Gaiam Class A common stock.  Expenditures for property, equipment and media content were $1.6 million during 2004, as compared to $5.1 million for the same period in 2003.

Gaiam’s financing activities generated net cash of $372 thousand and used cash of $218 thousand for 2004 and 2003, respectively.  The cash generated by financing activities results primarily from the exercise of stock options under Gaiam’s 1999 Long Term Incentive Program.  Cash was used in 2003 to fund principal payments under capitalized leases.

We believe our available cash, cash expected to be generated from operations, and borrowing capabilities on our unused $15 million line of credit should be sufficient to fund our operations on both a short-term and long-term basis.  However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS market.  For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any outstanding commitments pursuant to long-term debt obligations or purchase obligations.  The following table shows our commitments to make future payments under operating and capital leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$4,535	$1,691	$1,831	$593	$420
Capital lease obligations	—	—	—	—	—
Total contractual cash obligations	$4,535	$1,691	$1,831	$593	$420

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  As of December 31, 2004, Gaiam is not involved in any unconsolidated SPEs or VIEs.

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

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor.  Because Leisure Systems’ revenues are primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations.  However, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of December 31, 2004.

Item 8.                                                           Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gaiam, Inc.

Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of the Gaiam, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule II for the year ended December 31, 2004.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaiam, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule II for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

February 15, 2005
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Gaiam, Inc.

We have audited the accompanying consolidated balance sheet of Gaiam, Inc. (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003.  Our audits also included the financial statement schedule II.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaiam, Inc. at December 31, 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
February 19, 2004

GAIAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,439	$8,384
Accounts receivable, net of allowance for doubtful accounts of $642 in 2004 and $801 in 2003	13,914	17,818
Income tax and other receivables	3,000	2,091
Inventory, less allowances	16,503	16,629
Deferred advertising costs	2,635	1,649
Deferred tax assets	1,145	—
Other current assets	1,324	1,280
Total current assets	48,960	47,851

Property and equipment, net	7,857	10,314
Investments	7,865	7,865
Capitalized production costs, net	5,457	6,094
Media library, net	5,427	6,084
Goodwill and other intangibles	9,757	9,509
Non-current deferred tax assets	2,657	2,780
Other assets	307	655
Total assets	$88,287	$91,152

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,910	$12,459
Accrued liabilities	3,698	4,904
Capital lease obligations, current	—	55
Income taxes payable	864	902
Deferred tax liabilities	—	27
Total current liabilities	17,472	18,347

Minority interest	4,469	3,320

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,411,897 and 9,203,056 shares issued and outstanding at December 31, 2004 and 2003, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2004 and 2003	1	1
Additional paid-in capital	54,933	53,831
Deferred compensation	—	(72)
Accumulated other comprehensive income	850	525
Retained earnings	10,561	15,199
Total stockholders’ equity	66,346	69,485
Total liabilities and stockholders’ equity	$88,287	$91,152

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002

Net revenue	$96,657	$102,000	$111,406
Cost of goods sold	48,646	48,927	45,475
Gross profit	48,011	53,073	65,931

Expenses:
Selling and operating	46,060	45,184	47,846
Corporate, general and administration	8,241	9,171	9,334
Total expenses	54,301	54,355	57,180

Income (loss) from operations	(6,290)	(1,282)	8,751

Other income (expense)	(51)	472	(445)
Interest income	160	74	184
Other income (expense)	109	546	(261)

Income (loss) before income taxes and minority interest	(6,181)	(736)	8,490

Income tax (benefit) expense	(2,440)	(461)	3,002
Minority interest in net income of consolidated subsidiaries, net of income taxes	(897)	(697)	(40)
Net income (loss)	$(4,638)	$(972)	$5,448

Net income (loss) per share:
Basic	$(0.32)	$(0.07)	$0.39
Diluted	$(0.32)	$(0.07)	$0.38
Shares used in computing net income (loss) per share:
Basic	14,684	14,594	14,107
Diluted	14,684	14,594	14,489

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total

	Shares	Amount	Shares	Amount

Balance at December 31, 2001	8,581,806	$1	5,400,000	$1	$48,260	$(352)	$—	$10,723	$58,633

Issuance of common stock in conjunction with acquisitions and compensation	552,292	—	—	—	5,082	208	—	—	5,290
Net income	—	—	—	—	—	—	—	5,448	5,448

Balance at December 31, 2002	9,134,098	1	5,400,000	1	53,342	(144)	—	16,171	69,371

Issuance of common stock in conjunction with acquisitions and compensation	68,958	—	—	—	489	72	—	—	561
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(972)	(972)
Foreign currency translation adjustment, net of income taxes of $144	—	—	—	—	—	—	525	—	525
Comprehensive loss	—	—	—	—	—	—	—	—	(447)

Balance at December 31, 2003	9,203,056	1	5,400,000	1	53,831	(72)	525	15,199	69,485

Issuance of common stock in conjunction with acquisitions and compensation	208,841	—	—	—	1,102	72	—	—	1,174
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(4,638)	(4,638)
Foreign currency translation adjustment, net of income taxes of $75	—	—	—	—	—	—	325	—	325
Comprehensive loss	—	—	—	—	—	—	—	—	(4,313)

Balance at December 31, 2004	9,411,897	$1	5,400,000	$1	$54,933	$—	$850	$10,561	$66,346

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$(4,638)	$(972)	$5,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,822	2,594	1,966
Amortization	2,077	1,644	1,375
Stock compensation	72	72	325
Minority interest in consolidated subsidiaries	897	985	40
Non-cash loss on disposal of property and equipment	259	—	—
Non-cash gain on Gaiam.com stock redemption	(442)	(866)	(189)
Deferred tax expense	(564)	95	162
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,622	5,919	(5,367)
Inventory	304	(574)	679
Deferred advertising costs	(986)	769	(638)
Other current assets	(30)	(252)	(705)
Other assets	330	73	(593)
Accounts payable	192	(58)	2,216
Accrued liabilities	293	(1,845)	(1,706)
Income taxes payable	(83)	(1,603)	475
Net cash provided by operating activities	3,125	5,981	3,488

Investing activities
Purchase of property, equipment, and media content	(1,649)	(5,130)	(6,120)
Purchase of investments and stock rights	26	(115)	(7,865)
Proceeds from the sale of property and equipment	—	—	2,748
Purchase of stock in subsidiary	—	—	(2,000)
Payments for acquisitions, net of cash acquired	—	(3,725)	(673)
Net cash used in investing activities	(1,623)	(8,970)	(13,910)

Financing activities
Principal payments on capital leases	(55)	(348)	(213)
Proceeds from issuance of common stock	427	130	178
Net payments on borrowings	—	—	(364)
Net cash provided by (used in) financing activities	372	(218)	(399)

Effects of exchange rates on cash and cash equivalents	181	169	—

Net increase (decrease) in cash and cash equivalents	2,055	(3,038)	(10,821)
Cash and cash equivalents at beginning of year	8,384	11,422	22,243
Cash and cash equivalents at end of year	$10,439	$8,384	$11,422

Supplemental cash flow information
Interest paid	$1	$46	$45
Income taxes paid	679	1,033	3,089
Common stock issued for acquisitions	539	348	4,905
Property and equipment acquired under capital lease	—	—	—

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

Principle of Consolidation and Basis of Presentation

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

Provision for Doubtful Accounts

Gaiam records a provision for doubtful accounts for all receivables not expected to be collected.  Gaiam generally does not require collateral.  Gaiam evaluates the collectibility of the accounts receivable based on a combination of factors.  In circumstances in which we are aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filings), Gaiam records a specific reserve for bad debts against amounts due.  For all other instances, Gaiam recognizes reserves based on historical experience and review of individual accounts outstanding.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. Gaiam identifies its inventory items to write down for obsolescence based on the item’s current sales status and condition.  If the item is discontinued or slow moving, it is written down based on an estimate of the markdown to retail price needed to sell through its current stock level.  The reserve for obsolescence was $1.8 million in 2004 and $818 thousand in 2003.

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

Amounts recorded as advertising expense, including those related to Gaiam’s catalogs, were $11.6 million, $13.1 million and $13.4 million for the period ended December 31, 2004, 2003 and 2002, respectively, and is included in selling and operating expense in the consolidated statement of operations.

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

Investments

In 2002, Gaiam invested $7.8 million for a 15% interest in Conscious Media, Inc., a multimedia company.  Gaiam does not have significant influence over the management of Conscious Media, Inc. and accordingly has accounted for the investment on a cost basis in all reported periods.  Under the cost method of accounting, investments in private companies are carried at cost.  Gaiam evaluates its long-lived assets, including investments, on at least an annual basis to test for impairment or valuation issues, and concluded that, as of December 31, 2004 and 2003, no indicators of impairment were present.

Capitalized Production Costs

In accordance with SOP No. 00-2, Accounting by Producers or Distributors of Films, capitalized production costs consists of costs incurred to produce media content, net of accumulated amortization.  These costs, as well as participations costs, are recognized as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues from all sources to be earned over a seven year period.  Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis.  Revenue forecasts are continually reviewed by management and revised when warranted by changing conditions.  When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s fair value.

During 2004, capitalized production costs for released films were approximately $453 thousand, and for those films not yet released was approximately $403 thousand.  Additionally, as of December 31, 2004, Gaiam estimates that approximately $1.5 million in participation expenses and approximately $1.6 million or 30% of the unamortized costs for released films will be amortized during 2005, and approximately 72% of the unamortized costs for released films will be amortized within the next three years.  Accumulated amortization at December 31, 2004 and 2003 was approximately $5.8 million and $4.4 million, respectively.  Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $1.4 million, $1.2 million, and $1.2 million, respectively.  Based on the capitalized video production costs at December 31, 2004 and assuming no subsequent impairment of the underlying assets or a material increase in video productions, the annual amortization expense for the next five years is expected to approximate amounts recorded in historical periods.

Media Library

The media library asset represents both the cost of the library of produced videos acquired through a business combination, and the purchase price of media rights to both video and audio titles.  The media library is presented net of accumulated amortization of approximately $2.5 million and $1.9 million at December 31, 2004 and 2003, and it is being amortized over the estimated useful life of the titles, which range from five to fifteen years.  Amortization expense for the years ended December 31, 2004, 2003 and

2002 was $687 thousand, $492 thousand, and $345 thousand, respectively.  Based upon the acquired and capitalized media library costs at December 31, 2004 and assuming no subsequent impairment of the underlying assets or material additions thereto, the annual amortization expense for the next five years is expected to approximate $687 thousand annually.

Goodwill

Gaiam adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

The standard requires that goodwill no longer be amortized, but tested for impairment at least annually.  These tests will be performed more frequently if there is a triggering event indicating potential impairment.  Prior to adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over lives ranging from 10 to 20 years.

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

Gaiam has allocated all of its goodwill balance of $9.8 million at December 31, 2004 to its two reporting units, business and direct to consumer, in the amounts of $4.3 million and $5.5 million, respectively.  At December 31, 2003, Gaiam allocated goodwill in the amounts of $4 million and $5.5 million, respectively, to its business and direct to consumer reporting units.  Goodwill is allocated to reporting units at the time of acquisition.

Gaiam completed its annual goodwill tests, using comparable company market multiples to establish the fair value of the reporting units, and found no goodwill impairment in either of its reporting units for 2004 and 2003.

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

Income Taxes

Gaiam provides for income taxes pursuant to the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes.  The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.

Revenues

Revenue from the sale of products is recognized at the time merchandise is shipped to the customer.  Revenue for services provided, such as design consultation for solar installations, is recognized when services are rendered.  Licensing revenue is recognized upon delivery of the media licensed.  Amounts billed to customers for postage and handling charges, which approximate $4 million for 2004, $4.1 million for 2003, and $4.5 million for 2002 are recognized as revenue at the time that the revenues arising from the product being shipped are recognized.  Postage and handling costs, which approximate $4.4 million for 2004, $3.6 million for 2003, and $5.8 million for 2002, are included in selling and operating expense along with other fulfillment costs incurred to warehouse, package and deliver products to customers.  Gaiam provides a reserve for expected future returns at the time the sale is recorded based upon historical experience and future expectations.

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

Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest (in thousands, except per share data).

	For the Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$(4,638)	$(972)	$5,448
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	72	72	209
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards net of related tax effects	(611)	(161)	(927)
Pro forma	$(5,177)	$(1,061)	$4,730
Net income (loss) per common share
As reported	$(0.32)	$(0.07)	$0.39
Pro forma	$(0.35)	$(0.07)	$0.34
Fully diluted net income (loss) per common share:
As reported	$(0.32)	$(0.07)	$0.38
Pro forma	$(0.35)	$(0.07)	$0.33

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement.  Gaiam will adopt, as required, SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006.  Management expects that the impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense on the statement of operations.

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

Comprehensive Loss

SFAS No. 130, Reporting on Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements.  Comprehensive income includes all changes in equity during a period from non-owner sources.   These include foreign currency translation adjustments, net of income taxes.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities.  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares of 119 thousand and 102 thousand are excluded from the computation of diluted earnings per share for 2004 and 2003, respectively, because their effect is antidilutive.  All earnings per share amounts for all periods have been presented and conform to the SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	2004	2003	2002

Numerator for basic and diluted earnings (loss) per share	$(4,638)	$(972)	$5,448

Denominator:
Weighted average shares for basic earnings (loss) per share	14,684	14,594	14,107

Effect of dilutive securities:
Weighted average of common stock, stock options, and warrants	—	—	382

Denominators for diluted earnings (loss) per share	14,684	14,594	14,489

Net income (loss) per share—basic	$(0.32)	$(0.07)	$0.39
Net income (loss) per share—diluted	$(0.32)	$(0.07)	$0.38

2.                                      Mergers and Acquisitions

Results from operations of acquired companies are included in the consolidated financial statements of Gaiam from the effective acquisition dates.

In the third quarter of 2002, Gaiam acquired a majority interest in a catalog company for $600 thousand.  This acquisition was accounted for using the purchase method of accounting, and, since this company had negative net worth (liabilities exceeded assets), Gaiam recorded $2.5 million of tax deductible goodwill.  The operating results for the 2002 acquisition were not significant to the overall consolidated Gaiam operations.

On January 20, 2003, Gaiam acquired a 50.1% interest in Leisure Systems International (“LSI”) Ltd., a U.K. based distributor and marketer of lifestyle products.  The total purchase price consisted of the following (in thousands):

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

The results of operations of LSI are included in the consolidated financial statements of Gaiam from the effective acquisition date of January 1, 2003.

3.                                      Property and Equipment

Property and equipment, stated at cost, consists of the following as of December 31:

	2004	2003
Land	$3,100	$3,100
Buildings	1,545	1,720
Furniture, fixtures and equipment	4,553	3,890
Leasehold improvements	1,239	1,564
Website development costs	3,761	3,761
Computer and telephone equipment	5,546	5,321
Vehicles	638	711
Warehouse equipment	779	710
	21,161	20,777
Accumulated depreciation and amortization	(13,304)	(10,463)
	$7,857	$10,314

4.                                      Leases

Gaiam leases office, retail, and warehouse space through operating leases.   Gaiam has renewal clauses in some of these leases, which range from 1 to 10 years.  The following schedule represents the annual future minimum payments, as of December 31, 2004 (in thousands):

Operating
2005	$1,691
2006	1,035
2007	797
2008	432
2009	161
2010	161
2011	139
2012	119
Total minimum lease payments	$4,535

Gaiam incurred rent expense of $2 million, $1.8 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

5.                                      Line of Credit

Gaiam is party to a revolving line of credit agreement with a financial institution, which expires during 2005.  The credit agreement permits borrowings up to the lesser of $15 million or Gaiam’s borrowing base which is calculated based upon the collateral value of Gaiam’s accounts receivable, inventory, and certain property and equipment.  Borrowings under this agreement bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s cash and investments held at the financial institution, accounts receivable, inventory and certain property and equipment.  The credit agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam’s shareholders and requiring the maintenance of certain financial ratios.  At December 31, 2004, Gaiam had no amounts outstanding under this agreement, and was in compliance with all the financial covenants.

6.                                      Income Taxes

Gaiam’s provision for income taxes is comprised of the following:

	2004	2003	2002
Current:
Federal	$(2,157)	$(686)	$2,453
State	(381)	(122)	387
International	662	512	—
	(1,876)	(296)	2,840
Deferred:
Federal	(482)	(142)	153
State	(82)	(23)	9
	(564)	(165)	162
Total	$(2,440)	$(461)	$3,002

Variations from the federal statutory rate are as follows:

	2004	2003	2002
Expected federal income tax expense at statutory rate of 34%	$(2,079)	$(262)	$2,887
Effect of other permanent differences	28	44	33
State income tax expense, net of federal benefit and utilization of net operating loss	(301)	(91)	82
Effect of differences between U.S. taxation and foreign taxation	(88)	(153)	—
Other	—	1	—
Income tax expense	$(2,440)	$(461)	$3,002

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of the net accumulated deferred income tax asset as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$217	$261
Inventory-related expense	653	4
Accrued liabilities	792	—
Prepaid and deferred catalog costs	(533)	(292)
Other	16	—
Total current deferred tax assets (liabilities)	$1,145	$(27)
Non-current:
Depreciation and amortization	(260)	(299)
Net operating loss carryforward	3,136	2,093
Website costs	—	1,130
Foreign exchange rate gain	(219)	(144)
Total non-current deferred tax assets (liabilities)	$2,657	$2,780
Total net deferred tax assets	$3,802	$2,753

At December 31, 2004, no provision had been made for U.S. federal and state income taxes on approximately $1.6 million of undistributed foreign earnings, which are expected to be reinvested outside of the U.S. indefinitely.  Upon distribution of those earnings in the form of dividends or otherwise, Gaiam would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.  Gaiam’s foreign subsidiaries generated income before minority interest and income taxes of approximately $2.1 million and $2.0 million in 2004 and 2003, respectively.

At December 31, 2004 Gaiam had net operating loss (NOL) carry forwards of approximately $8.6 million associated with acquisitions completed in 2001 and 2002, which may be used to offset future taxable income.  These carryforwards expire beginning in 2019.  The Internal Revenue Service Code contains provisions that limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest.  A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of NOL carryforwards from tax periods prior to the ownership changes.  Gaiam’s NOL carryforwards as of December 31, 2004 are subject to annual limitations due to changes in ownership.

Gaiam expects the deferred tax assets at December 31, 2004 to be fully recoverable and the deferred tax liabilities at December 31, 2004 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities.  Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2004 or 2003.

7.                                      Stockholders’ Equity

In 2002, Gaiam issued 24,000 shares of Class A common stock upon exercise of warrants, 28,292 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan, and 500,000 shares of Class A common stock in conjunction with the purchase of the remaining 49.9% equity interest in Gaiam.com.  Gaiam also recorded a liability, in other liabilities for 2002 and accrued liabilities in 2003, for the issuance of an additional 200,000 shares of Class A common stock in connection with the Gaiam.com transaction.  In 2003, Gaiam repurchased the rights to 100,000 of these shares, and, in 2004, Gaiam issued the remaining 100,000 shares of Class A common stock to certain former Gaiam.com investors.

In 2003, Gaiam issued 50,000 shares of Class A common stock in conjunction with the acquisition of 50.1% of Leisure Systems International Ltd. and 3,750 shares of Class A common stock to four directors in lieu of cash compensation.  In addition, Gaiam issued 15,208 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

In 2004, Gaiam issued 97,590 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan, and 11,251 shares of Class A common stock to four directors in lieu of cash compensation.

As of December 31, 2004, Gaiam had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 1999 Long-Term Incentive Plan
Stock options outstanding	1,566,600
Shares reserved for issuance to directors in lieu of cash compensation for 2004 services rendered	8,221
Total shares reserved for future issuance	6,974,821

Each holder of shares of Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of shares of Class A common stock and shares of Class B common stock vote as a single group on all matters that are submitted to the shareholders for a vote. Accordingly, holders of a majority of the votes of the shares of Class A common stock and shares of Class B common stock entitled to vote in any election of directors may elect all of the directors who stand for election.  As a result of voting rights described above, the holder of the Class B common stock has effective control of Gaiam.  As of December 31, 2004 and 2003, all Class B common stock was held by the Chief Executive Officer of Gaiam.

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

Gaiam’s deferred compensation was $72 thousand, $72 thousand, and $144 thousand in 2004, 2003 and 2002, respectively.  In 2000, deferred compensation was recorded in connection with  acquisitions made by Gaiam in which options were issued to employees of an acquired company; options issued to employees whereby the grant price differed from the deemed fair value of Gaiam’s common stock; and options issued to non-employees for services to be provided over the related terms of their respective agreements.

In calculating deferred compensation for each equity award granted to non-employees, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:  risk-free interest rates ranging from 2.26% to 3.65%; expected dividend yield of zero; expected option lives of 5 years, and expected volatility of 0.69, 0.70 and 0.54, respectively.  The amortization of deferred compensation is charged to operations over the vesting period of the options, which is typically 5 years.  Total amortization expense recognized in 2004 and 2003 related to deferred compensation was $72 thousand in each year.

A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2004 and 2003 follows:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,704,680	$7.52	1,727,562	$9.14
Granted:
Price equal to fair value	38,000	$6.23	490,000	$5.37
Exercised	(97,590)	$6.34	(15,208)	$4.63
Forfeited	(78,490)	$5.95	(497,674)	$11.09
Outstanding at end of year	1,566,600	$7.57	1,704,680	$7.52
Exercisable at end of year	917,080	$7.47	778,778	$6.78

Shares available on December 31, for options that may be granted	312,532		395,320

A summary of stock options outstanding as of December 31, 2004 follows:

Outstanding Stock Options				Exercisable Stock Options
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$4.00 - $4.99	471,030	1.5	$4.38	467,130	$4.38
$5.00 - $5.99	536,120	5.1	$5.28	127,120	$5.12
$6.00 - $6.99	34,500	6.1	$6.47	2,270	$6.73
$7.00 - $7.99	3,000	1.9	$7.18	3,000	$7.18
$9.00 - $9.99	11,500	4.6	$9.62	4,140	$9.62
$10.00 - $10.99	220,000	3.7	$10.22	130,530	$10.19
$12.00 - $12.99	30,000	3.2	$12.38	21,000	$12.38
$14.00 - $14.99	5,000	4.5	$14.81	1,900	$14.81
$15.00 - $15.99	246,450	3.6	$15.31	152,810	$15.30
$16.00 - $16.99	7,000	2.8	$16.35	5,500	$16.31
$17.00 - $17.99	2,000	2.6	$17.18	1,680	$17.18
	1,566,600	3.5	$7.57	917,080	$7.47

In estimating the pro forma compensation expense for each equity award granted during the year, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively:  risk-free interest rates ranging from 2.26% and 3.65%, expected dividend yield of zero; expected option lives of 5 years, and expected volatility of 0.69, 0.70 and 0.54, respectively.

	2004	2003	2002

Weighted-average fair value of options granted during the year:
Price equal to fair value	$3.48	$3.21	$6.29
Price less than fair value	$—	$—	$—

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

9.                                      Segment and Geographic Information

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

Contribution margin is defined as net sales, less cost of goods sold and direct expenses.  Financial information for Gaiam’s business segments was as follows (in thousands):

Segment Information

	Year Ended December 31,
	2004	2003	2002
Net revenue:
Direct to consumer	$52,428	$50,457	$50,782
Business	44,229	51,543	60,624
Consolidated net revenue	96,657	102,000	111,406
Contribution margin:
Direct to consumer	(82)	594	931
Business	(6,208)	(1,876)	7,820
Consolidated contribution margin	(6,290)	(1,282)	8,751
Reconciliation of contribution margin to net income (loss):
Other income (expense)	109	546	(261)
Income tax (benefit) expense	(2,440)	(461)	3,002
Minority interest in net (income) loss of consolidated subsidiary, net of income taxes	(897)	(697)	(40)
Net income (loss)	$(4,638)	$(972)	$5,448

The direct to consumer segment had allocated long-lived assets of $15.2 million, $15.7 million, and $16.2 million at December 31, 2004, 2003, and 2001, respectively.  The business segment had allocated long-lived assets of $18.6 million, $20.4 million, and $14.2 million at December 31, 2004, 2003 and 2001, respectively.  Gaiam held approximately $7.8 million, $7.9 million, and $8.1 million in long-lived assets at December 31, 2004, 2003, and 2002, respectively, which were not utilized in, or allocable to, either segment.

Major Customer

Sales to our largest customer for 2004, 2003 and 2002 accounted for approximately 13.2%, 10.9% and 9.2% of total revenue, respectively, during these periods.

Geographic Information

Gaiam has three major geographic territories where it sells and distributes essentially the same products.  The geographic territories are the U.S., Canada and the United Kingdom.  The following represents geographical data for Gaiam’s operations:

	2004	2003	2002
Revenue:
Canada	$450	$2,201	$2,142
United Kingdom	16,815	14,484	541
United States	79,392	85,315	108,723
	$96,657	$102,000	$111,406

Long-Lived Assets:
The Netherlands	$801	$863	$1,025
United Kingdom	4,445	4,892	—
United States	36,387	38,254	37,440
	$41,633	$44,009	$38,465

10.                               Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except for per share data):

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$23,775	$17,031	$21,023	$34,828
Gross profit	12,676	8,540	9,827	16,968
Operating income (loss)	(329)	(3,634)	(2,324)	(3)
Net income (loss)	(329)	(2,215)	(1,530)	(564)
Diluted net income (loss) per share	$(0.02)	$(0.15)	$(0.10)	$(0.04)
Weighted average shares outstanding-diluted	14,615	14,686	14,712	14,723

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$22,971	$20,352	$23,534	$35,143
Gross profit	12,324	10,815	12,270	17,663
Operating income (loss)	(400)	(989)	16	91
Net income (loss)	(353)	(759)	(201)	341
Diluted net income (loss) per share	$(0.02)	$(0.06)	$(0.01)	$0.02
Weighted average shares outstanding-diluted	14,579	14,594	14,601	14,695

Note: The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

Financial Statement Schedule II

Gaiam, Inc.

Schedule II - Consolidated Valuation and Qualifying Accounts

Years Ended December 31,  2004, 2003 and 2002

(in thousands)

	Balance at beginning of Year	Additions Charged to costs and expenses	Deductions	Balance at end of Year

Allowance for Doubtful Accounts:
2004	$801	$892	$1,051	$642
2003	$854	$1,157	$1,210	$801
2002	$570	$1,617	$1,333	$854

Reserve for Sales Returns:
2004	$1,133	$1,153	$472	$1,814
2003	$931	$608	$406	$1,133
2002	$796	$437	$302	$931

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

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon their evaluation as of December 31, 2004, they have concluded that those disclosure controls and procedures are effective.

There have been no changes in Gaiam’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, Gaiam’s internal control over financial reporting.

As permitted by an applicable SEC order, management’s annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of the registered accounting firm, required by Item 308(b) of Regulation S-K, will be filed by amendment to this Form 10-K within the required filing period.

Item 9B.                                                  Other Information

Not applicable.

Part III

Item 10.                                                    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 19, 2005, to be filed with the Commission pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  We have posted a copy of our Code of Ethics on the corporate section of our Internet website at www.gaiam.com/corporate.  Any waivers of the Code of Ethics must be approved, in advance, by our full Board of Directors.  Any amendments or waivers from the Code of Ethics that apply to our executive officers and directors will be posted on the “Code of Ethics” section of our Internet website located at www.gaiam.com/corporate.

Item 11.                                                    Executive Compensation

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 19, 2005, to be filed with the Commission pursuant to Regulation 14A.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005, to be filed with the Commission pursuant to Regulation 14A.

Item 13.                                                    Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005, to be filed with the Commission pursuant to Regulation 14A.

Item 14.                                                    Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005, to be filed with the Commission pursuant to Regulation 14A.

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

1.               Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.               Financial Statement Schedules.

Schedule II Consolidated Valuation and Qualifying Accounts.

3.               Exhibits

See Item 14 (c) below

(B)                                On October 15, 2004, Gaiam filed a report on Form 8-K under Item 4.01, “Changes in Registrant’s Accountant” announcing a change in Registrant’s independent accountants.

On October 27, 2004, Gaiam filed a report on Form 8-K relating to its earnings press release for the third quarter 2004.

On December 29, 2004, Gaiam filed a report on Form 8-K under Item 3.02, “Unregistered Sales of Equity Securities” announcing the issuance of 100,000 shares of Class A common stock.

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
10.1

Loan Agreement, dated as of December 31, 2002, between Gaiam, Inc. and Wells Fargo Bank West, N.A. (incorporated by reference to exhibit 10.1 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002), as amended by Change in Terms Agreement dated January 21, 2005, between Gaiam, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.1 of Gaiam’s current report on Form 8-K dated January 26, 2005).

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

21.1	List of Gaiam Subsidiaries (filed herewith).
23.1	Consent letter from Erhardt Keefe Steiner & Hottman (filed herewith).
23.2	Consent letter from Ernst and Young (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on this 1st day of March, 2005.

GAIAM, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board and	March 1, 2005
Jirka Rysavy	Chief Executive Officer
(Principal Executive Officer)

/s/ Lynn Powers	President, Secretary and	March 1, 2005
Lynn Powers	Director

/s/ James Argyropolous	Director	March 1, 2005
James Argyropolous

/s/ Barnet M. Feinblum	Director	March 1, 2005
Barnet M. Feinblum

/s/ Barbara Mowry	Director	March 1, 2005
Barbara Mowry

/s/ Paul H. Ray	Director	March 1, 2005
Paul H. Ray

/s/ Janet Mathews	Chief Financial Officer and	March 1, 2005
Janet Mathews	(Principal Financial Officer)

/s/ Michael Frazho	Controller	March 1, 2005
Michael Frazho	(Principal Accounting Officer)