Form 10-K/A
period 2004-12-31
GAIAM INC
filed 2005-03-22
CIK 1089872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Gaiam, Inc. is filing this amendment to Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 3, 2005 (“Original Filing”) in accordance with the Commission’s Exemptive Order # 34-50754, to:

•                  include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting,

•                  amend and restate Item 9A to include Management’s Annual Report on Internal Control Over Financial Reporting, and

•                  to include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.

As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Gaiam, Inc.

Broomfield, Colorado

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that Gaiam, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations for the Treadway Commission (the “COSO Criteria”).  The Company’s management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that Gaiam, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO Criteria.  Also, in our opinion, Gaiam, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gaiam, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and our report dated February 15, 2005 expressed an unqualified opinion thereon.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

March 15, 2005
Denver, Colorado

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon their evaluation as of December 31, 2004, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Gaiam’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to affect, Gaiam’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Gaiam is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Gaiam’s management assessed the effectiveness of Gaiam’s internal control over financial reporting as of December 31, 2004.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on that assessment, management concluded that, as of December 31, 2004, Gaiam’s internal control over financial reporting is effective based on those criteria.

Gaiam’s assessment of the effectiveness of Gaiam’s internal control over financial reporting as of December 31, 2004 has been audited by Ehrhardt Keefe Steiner & Hottman P.C., an independent registered accounting firm, as stated in their report, which is included herein.

Exhibits

The following exhibits are filed or furnished with this report as indicated below:

Exhibit No.	Description
23.1	Consent letter from Ehrhardt Keefe Steiner & Hottman P.C. (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

	By:	/s/ Janet Mathews
Janet Mathews
Chief Financial Officer

March 21, 2005