Form 10-Q
period 2005-03-31
GAIAM INC
filed 2005-05-05
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES  ☒                       NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      YES  ☒
NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 3, 2005
Class A Common Stock ($.0001 par value)	9,420,118

Class B Common Stock ($.0001 par value)	5,400,000

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties.  When used in this discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements.  Gaiam’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and elsewhere in this report.  Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, consumer trends, acquisitions, new initiatives undertaken by Gaiam, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in Gaiam’s filings with the Securities and Exchange Commission.  We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management’s view only as of the date of this report.  We undertake no obligation to update any forward-looking information.

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,910	$10,439
Accounts receivable, net	11,787	13,914
Income tax and other receivables	3,137	3,000
Inventory, less allowances	16,984	16,503
Deferred advertising costs	2,066	2,635
Deferred tax assets	921	1,145
Other current assets	1,391	1,324
Total current assets	47,196	48,960

Property and equipment, net	7,333	7,857
Investments	7,865	7,865
Capitalized production costs, net	5,147	5,457
Media library, net	5,250	5,427
Goodwill and other intangibles	9,708	9,757
Non-current deferred tax assets	2,714	2,657
Other assets	349	307
Total assets	$85,562	$88,287

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,059	$12,910
Accrued liabilities	2,695	3,698
Income taxes payable	794	864
Total current liabilities	14,548	17,472

Minority interest	4,568	4,469

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,420,118 and 9,411,897 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2005 and December 31, 2004	1	1
Additional paid-in capital	54,982	54,933
Accumulated other comprehensive income	785	850
Retained earnings	10,677	10,561
Total stockholders’ equity	66,446	66,346
Total liabilities and stockholders’ equity	$85,562	$88,287

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2005	2004

Net revenue	$26,324	$23,775
Cost of goods sold	12,575	11,099
Gross profit	13,749	12,676

Expenses:
Selling and operating	11,690	10,957
Corporate, general and administration	1,772	2,048
Total expenses	13,462	13,005

Income (loss) from operations	287	(329)

Other income	91	24
Interest income	25	32
Total other income	116	56

Income (loss) before income taxes and minority interest	403	(273)

Income tax expense (benefit)	130	(116)
Minority interest in net income of consolidated subsidiaries, net of tax	(157)	(172)
Net income (loss)	$116	$(329)

Net income (loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)
Shares used in computing net income (loss) per share:
Basic	14,820	14,615
Diluted	14,914	14,615

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited – In thousands)

	For the Three Months Ended March 31,
	2005	2004
Operating activities
Net income (loss)	$116	$(329)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	574	749
Amortization	523	464
Stock compensation	—	18
Minority interest in consolidated subsidiaries	157	172
Deferred tax expense	191	119
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,947	5,716
Inventory	(526)	(184)
Deferred advertising costs	569	746
Other current assets	(72)	35
Other assets	(48)	106
Accounts payable	(1,834)	(4,495)
Accrued liabilities	(938)	(533)
Income taxes payable	(61)	182
Net cash provided by operating activities	598	2,766

Investing activities
Purchase of property, equipment and media rights	(93)	(254)
Net cash used in investing activities	(93)	(254)

Financing activities
Principal payments on capital leases	—	(20)
Proceeds from issuance of common stock	—	8
Net cash provided by (used in) financing activities	—	(12)

Effects of exchange rates on cash and cash equivalents	(34)	110
Net change in cash and cash equivalents	471	2,610
Cash and cash equivalents at beginning of period	10,439	8,384
Cash and cash equivalents at end of period	$10,910	$10,994

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	189	—

See accompanying notes to the condensed consolidated financial statements.

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

1.                                       Interim Condensed Consolidated Financial Statements

Organization and Nature of Operations

  Gaiam, Inc. is a lifestyle media company providing a broad selection of content, information, and products to customers who value personal development, natural health, ecological lifestyles and responsible media.  Gaiam was incorporated under the laws of the State of Colorado on July 7, 1988.

The accompanying condensed consolidated financial statements include the accounts of Gaiam and its subsidiaries in which Gaiam’s ownership is greater than 50% and the subsidiary is considered to be under Gaiam’s control.  All material intercompany accounts and transaction balances have been eliminated in consolidation.

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of March 31, 2005, the interim results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004.  These interim statements have not been audited.  The balance sheet as of December 31, 2004 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Accounting policies followed by Gaiam are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2004 included in Gaiam’s annual report on Form 10-K.  The consolidated financial statements contained herein should be read in conjunction with Gaiam’s audited financial statements, including the notes thereto, for the year ended December 31, 2004.

The consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement.  Gaiam will adopt, in accordance with rules adopted by the Securities and Exchange Commission on April 14, 2005, SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006.  Management expects that the impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense on the statement of operations.

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

Compensation expense for options granted to non-employees has been determined in accordance with SFAS No. 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.  Compensation expense for options granted to non-employees was periodically re-measured, as the underlying options vested.  Had compensation cost for Gaiam’s stock-based compensation plan been determined under the fair value methodology under SFAS No. 123, Gaiam’s net income (loss) and income (loss) per share would have been as follows (in thousands, except per share data):

For the Three Months Ended March 31,	2005	2004

Net income (loss) as reported	$116	$(329)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	18
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(80)	(165)
Pro forma net income (loss)	$36	$(476)
Net income (loss) per common share
As reported	$0.01	$(0.02)
Pro forma	$0.00	$(0.03)
Fully diluted net income (loss) per common share
As reported	$0.01	$(0.02)
Pro forma	$0.00	$(0.03)

2.                                       Stockholders’ Equity

During the first quarter of 2005, Gaiam issued a total of 8,221 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2004.

3.                                       Comprehensive Income (Loss)

Gaiam’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment, net of income taxes.  Comprehensive income (loss), net of related tax effects, was as follows (in thousands):

For the Three Months Ended March 31,	2005	2004

Net income (loss)	$116	$(329)
Foreign currency translation adjustment, net	(65)	168
Comprehensive income (loss), net of taxes	$51	$(161)

4.                                       Earnings (Loss) per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities.  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common equivalent shares of 154 thousand are excluded from the computation of diluted earnings per share for the three months ended March 31, 2004, because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

For the Three Months Ended March 31,	2005	2004

Numerator for basic and diluted earnings (loss per share)	$116	$(329)
Denominator:
Weighted average shares for basic earnings (loss) per share	14,820	14,615
Effect of dilutive securities:
Weighted average of common stock, stock options, and warrants	94	—
Denominators for diluted earnings (loss) per share	14,914	14,615

Net income (loss) per share—basic	$0.01	$(0.02)
Net income (loss) per share—diluted	$0.01	$(0.02)

5.                                       Segment Information

Gaiam manages its business and aggregates its operational and financial information in accordance with two reportable segments.  The direct to consumer segment contains Gaiam’s catalog and Internet sales channels, while the business segment comprises the retailer, media and corporate account channels.

Although Gaiam is able to track revenue by sales channel, management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

For the Three Months Ended March 31,	2005	2004
Net revenue:
Direct to consumer	$13,313	$12,138
Business	13,011	11,637
Consolidated net revenue	26,324	23,775
Contribution margin:
Direct to consumer	166	(24)
Business	121	(305)
Consolidated contribution margin (loss)	287	(329)
Reconciliation of contribution margin (loss) to net income (loss):
Other income (expense)	116	56
Income tax expense (benefit)	130	(116)
Minority interest in net income of consolidated subsidiaries, net of tax	(157)	(172)
Net income (loss)	$116	$(329)

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document.

Overview and Outlook

Gaiam is a lifestyle media company providing content, information, and products to customers who value personal development, healthy living, ecological lifestyles and responsible media. Gaiam was incorporated in Boulder, Colorado in 1988.

With the inception of our business segment in 1998, Gaiam started to sell directly to retailers, both domestically and abroad.  As of the end of 2004, Gaiam products were available in over 25,000 stores.  Gaiam introduced its “store-within-store” lifestyle presentations, which utilize custom fixtures designed and produced by Gaiam, in late 2000, and the placement of this concept grew to over 4,200 stores by the end of 2004.  In 1998, revenue generated by the business segment was $3.8 million.  In 2004, revenue in this segment was $44.2 million.  During the first three months of 2005, revenue in the business segment was $13 million, an increase of 12% over 2004. In the fourth quarter of 2004, Gaiam tripled its shelf space at Target and media was added to the store-within-store displays in all 1,300 Target stores.  Gaiam will continue to focus on the national retailer and media channels and plans to continue to build this segment through a combination of new media releases, store within store concept, and expansions in mass market retailers, grocery, bookstores and other media outlets.

The direct to consumer segment continues to be an integral part of Gaiam’s outreach.  This segment accounted for 54%, or approximately $52.4 million, of Gaiam’s revenue during 2004.  During the first three months of 2005, revenue in this segment was $13.3 million, an increase of 10% over 2004, and represented 51% of total revenue.  Through its diverse media reach, the direct to consumer segment provides branding, an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities and customer feedback on Gaiam’s and the LOHAS (Lifestyles of Health and Sustainability) industry’s focus and future.

The return to positive internal growth in both operating segments led to Gaiam’s achieving of an overall internal growth rate of 11% for the first quarter of 2005.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

For the Three Months Ended March 31,	2005	2004
Net revenue	100.0%	100.0%
Cost of goods sold	47.8%	46.7%
Gross profit	52.2%	53.3%
Expenses:
Selling and operating	44.4%	46.1%
Corporate, general and administrative	6.7%	8.6%
Total expenses	51.1%	54.7%
Income (loss) from operations	1.1%	-1.4%
Other income	0.4%	0.2%
Income (loss) before income taxes and minority interest	1.5%	-1.2%
Income tax expense (benefit)	0.5%	-0.5%
Minority interest in net income of consolidated subsidiaries, net of tax	-0.6%	-0.7%
Net income(loss)	0.4%	-1.4%

Three months ended March 31, 2005 versus March 31, 2004

Revenue of $26.3 million for the three months ended March 31, 2005 increased 10.7% from $23.8 million for the three months ended March 31, 2004.  Gaiam’s increase in revenue was primarily due to a $1.4 million, or 12%, increase in revenue generated by the business segment, largely as a result of increased volume generated by the shelf space expansion and additional media placements in Target.  Direct to consumer segment revenue also increased by 10%, fueled by continued strong growth in revenue generated by our Internet business.

Gross profit, which consists of revenue less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased to $13.7 million for the first quarter of 2005 from $12.7 million during the same period in 2004.  As a percentage of revenue, gross profit for the first quarter of 2005 declined to 52.2% in 2005 from 53.3% in the first quarter of 2004, but increased over the fourth quarter 2004 rate of 48.7%.  As compared to first quarter of 2004, the lower 2005 gross profit percentage was primarily due to a sales/product mix change, coupled with higher importation and inbound freight costs associated in part with the rise in fuel costs.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) increased to $11.7 million for the three months ended March 31, 2005 as compared to $11 million in the same period of 2004, primarily resulting from higher sales, marketing and fulfillment expenses associated with an overall increase in revenue of 10.7%.  As a percentage of revenue, selling and operating expenses decreased to 44.4% in 2005 from 46.1% in 2004 as a result of the increase in the sales base.

Corporate, general and administration expenses decreased to $1.8 million for the first quarter of 2005 compared to $2 million for the same 2004 period, primarily due to expense reductions in our Broomfield headquarters.  As a percentage of revenue, corporate, general and administration expenses decreased to 6.7% in the first quarter of 2005 from 8.6% in the comparable 2004 period, as a result of the aforementioned expense reductions and an increase in the sales base.

Operating income was $287 thousand for the three months ended March 31, 2005 compared to an operating loss of $329 thousand for the three months ended March 31, 2004, primarily due to a revenue increase in the first quarter of 2005 as compared to the same period during 2004.

Gaiam recorded $116 thousand and $56 thousand in other income for the three months ended March 31, 2005 and 2004, respectively.  The share of net income associated with minority interest was $157 thousand during the first quarter of 2005, compared to the share of net income of $172 thousand for the comparable 2004 period.

Gaiam recorded income tax expense of $130 thousand for the three months ended March 31, 2005 compared to an income tax benefit of $116 thousand for the three months ended March 31, 2004.  Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net income was $116 thousand, or $0.01 per share, for the three months ended March 31, 2005, as compared to a net loss of $329 thousand, or $0.02 per share, for the three months ended March 31, 2004.

Gaiam generated cash from operating activities of $598 thousand for the three months ended March 31, 2005, and ended the quarter with $10.9 million in cash, up from $10.4 million at December 31, 2004, no debt and an unused $15 million line of credit.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to acquisition and development of media content, development of E-commerce and new products, acquisitions of new businesses, replacements, expansions and improvements to Gaiam’s infrastructure, and future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, our ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, our level of expenditures for sales and marketing, our level of investment in distribution systems and facilities and other factors.  The timing and amount of these capital requirements are variable and cannot accurately be predicted.  Additionally, Gaiam will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed.

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory and certain property and equipment.  At March 31, 2005, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants. This credit agreement expires on May 31, 2005, and Gaiam is negotiating a renewal of this agreement.  Should Gaiam choose to borrow under the credit agreement, outstanding advances bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities generated net cash of $598 thousand and $2.8 million for the three months ended March 31, 2005 and 2004, respectively.  Gaiam’s net cash generated from operating activities for both periods is primarily attributable to a decrease in accounts receivable of $1.9 million in 2005 and $5.7 million in 2004, and non-cash charges to net income of $1.4 million in 2005 and $1.5 million in 2004.  These sources of funds were partially offset by the use of funds to reduce accounts payable $1.8 million in 2005 and $4.5 million in 2004.

Gaiam’s investing and acquisition activities used net cash of $93 thousand and $254 thousand during the first three months of 2005 and 2004, respectively, for the purchase of property, equipment and media rights.

Gaiam’s financing activities used net cash of $12 thousand for the three months ended March 31, 2004, primarily to fund principal payments under capitalized leases.

We believe our available cash, cash expected to be generated from operations, and borrowing capabilities on our unused $15 million line of credit, which we expect to renew, should be sufficient to fund our operations on both a short-term and long-term basis.  However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS market.  For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any outstanding commitments pursuant to long-term debt obligations, capital lease obligations or purchase obligations.  The following table shows our commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$4,102	$1,670	$1,622	$430	$380

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  As of March 31, 2005, Gaiam is not involved in any unconsolidated SPEs or VIEs.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make judgments, estimates and assumptions that affect the amounts reported in Gaiam’s consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K summarizes the significant accounting policies and methods used in the preparation of Gaiam’s consolidated financial statements.  No changes were made to our significant policies during the three months ended March 31, 2005.

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

Gaiam had no significant changes in its critical accounting policies from its Form 10-K filing for the fiscal year ended December 31, 2004.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, proxy statements, annual reports, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of Gaiam.  These risks and uncertainties include, but are not limited to, those listed in Gaiam’s Annual Report on Form 10-K for the year ended December 31, 2004.  These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected.  Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control.  Gaiam does not undertake any obligation to update forward-looking statements except as required by law.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates.  We do not engage in financial transactions for trading or speculative purposes.

Any borrowings we might make under our bank credit facility would bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points.  Gaiam does not have any amounts outstanding under its credit facility, so any unfavorable change in interest rates would not have a material impact on Gaiam’s results from operations or cash flows unless Gaiam makes borrowings in the future.

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

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor.  Because Leisure Systems’ revenue is primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations.  However, we have determined that no material market risk exposure to our consolidated financial position, results of operations or cash flows existed as of March 31, 2005.

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon their evaluation as of March 31, 2005, Gaiam’s chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in Gaiam’s internal control over financial reporting occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Gaiam’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

From time to time, Gaiam is involved in legal proceedings that we consider to be in the normal course of business.  We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 2.                    Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Item 5.                    Other Information

None.

Item 6.                    Exhibits

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

b)                                     Reports on Form 8-K.

On January 27, 2005, Gaiam filed a report on Form 8-K relating to a Change in Terms Agreement entered by Gaiam, Inc. and Wells Fargo Bank, National Association, whereby the maturity date of the $15,000,000 Promissory Note and Loan Agreement dated December 31, 2002, between the aforementioned parties, was extended to May 31, 2005.

On February 28, 2005, Gaiam filed a report on Form 8-K relating to its earnings press release for the fiscal year ended December 31, 2004.

On May 3, 2005, Gaiam filed a report on Form 8-K relating to its earnings press release for the first quarter 2005.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
May 4, 2005

By: /s/	Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By: /s/	Janet Mathews
Janet Mathews
Chief Financial Officer