Form 10-Q
period 2005-06-30
GAIAM INC
filed 2005-08-09
CIK 1089872

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES  ☒             NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  ☒             NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 8, 2005
Class A Common Stock ($.0001 par value)	12,301,435

Class B Common Stock ($.0001 par value)	5,400,000

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

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,259	$10,439
Accounts receivable, net	8,129	13,914
Income tax and other receivables	3,023	3,000
Inventory, less allowances	15,594	16,503
Deferred advertising costs	1,994	2,635
Deferred tax assets	715	1,145
Other current assets	1,462	1,324
Total current assets	43,176	48,960

Property and equipment, net	7,128	7,857
Investments	7,865	7,865
Capitalized production costs, net	5,326	5,457
Media library, net	5,060	5,427
Goodwill and other intangibles	9,537	9,757
Non-current deferred tax assets	3,685	2,657
Other assets	431	307
Total assets	$82,208	$88,287

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,948	$12,910
Accrued liabilities	3,080	3,698
Income taxes payable	390	864
Total current liabilities	12,418	17,472

Minority interest	4,373	4,469

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,420,118 and 9,411,897 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2005 and December 31, 2004	1	1
Additional paid-in capital	54,982	54,933
Accumulated other comprehensive income	522	850
Retained earnings	9,911	10,561
Total stockholders’ equity	65,417	66,346
Total liabilities and stockholders’ equity	$82,208	$88,287

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	June 30,
	2005	2004

Net revenue	$21,706	$17,031
Cost of goods sold	11,149	8,491
Gross profit	10,557	8,540

Expenses:
Selling and operating	9,935	10,171
Corporate, general and administration	1,893	2,003
Total expenses	11,828	12,174

Loss from operations	(1,271)	(3,634)

Other income (expense)	(53)	28
Interest income	45	48
Total other income (expense)	(8)	76

Loss before income taxes and minority interest	(1,279)	(3,558)

Income tax benefit	(532)	(1,297)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(19)	46
Net loss	$(766)	$(2,215)

Net loss per share:
Basic	$(0.05)	$(0.15)
Diluted	$(0.05)	$(0.15)
Shares used in computing net loss per share:
Basic	14,820	14,686
Diluted	14,820	14,686

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Six Months Ended
	June 30,
	2005	2004

Net revenue	$48,030	$40,806
Cost of goods sold	23,724	19,590
Gross profit	24,306	21,216

Expenses:
Selling and operating	21,625	21,128
Corporate, general and administration	3,665	4,051
Total expenses	25,290	25,179

Loss from operations	(984)	(3,963)

Other income	38	52
Interest income	70	80
Total other income	108	132

Loss before income taxes and minority interest	(876)	(3,831)

Income tax benefit	(402)	(1,413)
Minority interest in net income of consolidated subsidiaries, net of tax	(176)	(126)
Net loss	$(650)	$(2,544)

Net loss per share:
Basic	$(0.04)	$(0.17)
Diluted	$(0.04)	$(0.17)
Shares used in computing net loss per share:
Basic	14,820	14,650
Diluted	14,820	14,650

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited – In thousands)

	For the Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(650)	$(2,544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,145	1,472
Amortization	802	835
Stock compensation	—	36
Minority interest in consolidated subsidiaries	176	126
Deferred income tax expense	382	221
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,620	9,279
Inventory	663	(12)
Deferred advertising costs	641	(100)
Other current assets	(150)	(91)
Other assets	(145)	205
Accounts payable	(3,882)	(4,589)
Accrued liabilities	(504)	(602)
Income taxes payable	(1,312)	180
Net cash provided by operating activities	2,786	4,416

Investing activities
Purchase of property, equipment and media rights	(767)	(651)
Net cash used in investing activities	(767)	(651)

Financing activities
Principal payments on capital leases	—	(37)
Proceeds from issuance of common stock	—	402
Net cash provided by financing activities	—	365

Effects of exchange rates on cash and cash equivalents	(199)	37
Net change in cash and cash equivalents	1,820	4,167
Cash and cash equivalents at beginning of period	10,439	8,384
Cash and cash equivalents at end of period	$12,259	$12,551

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	560	—

See accompanying notes to the condensed consolidated financial statements

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

1.             Interim Condensed Consolidated Financial Statements

Organization and Nature of Operations

Gaiam, Inc. is a lifestyle media company providing a broad selection of content, information, and products to individuals who value personal development, natural health, ecological lifestyles and responsible, inspirational media.  Gaiam was incorporated under the laws of the State of Colorado on July 7, 1988.

The accompanying condensed consolidated financial statements include the accounts of Gaiam and its subsidiaries in which Gaiam’s ownership is greater than 50% and the subsidiary is considered to be under Gaiam’s control.  All material intercompany accounts and transaction balances have been eliminated in consolidation.

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of June 30, 2005, the interim results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.  These interim statements have not been audited.  The balance sheet as of December 31, 2004 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance.  Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the statement of operations.  Gaiam will adopt SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006, in accordance with rules adopted by the Securities and Exchange Commission on April 14, 2005.  Management expects that the impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense on the statement of operations.

Stock-Based Compensation

Gaiam accounts for its stock-based compensation arrangements under the provisions of APB No. 25 and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock Based Compensation.  Accordingly, no compensation expense is recognized in Gaiam’s consolidated financial statements in connection with stock options granted to employees with exercise prices not less than fair value.  Deferred compensation for options granted to employees is determined as the difference between the fair market value of Gaiam’s common stock on the date options were granted and the exercise price.  For purposes of this pro-forma disclosure, the estimated fair value of options is assumed to be amortized to expense over the options’ vesting periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss as reported	$(766)	$(2,215)	$(650)	$(2,544)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	18	—	36
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(65)	(164)	(145)	(329)
Pro forma	$(831)	$(2,361)	$(795)	$(2,837)
Net loss per common share
As reported	$(0.05)	$(0.15)	$(0.04)	$(0.17)
Pro forma	$(0.06)	$(0.16)	$(0.05)	$(0.19)
Fully diluted net loss per common share
As reported	$(0.05)	$(0.15)	$(0.04)	$(0.17)
Pro forma	$(0.06)	$(0.16)	$(0.05)	$(0.19)

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

3.             Comprehensive Income (Loss)

Gaiam’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment, net of income taxes.  Comprehensive income (loss), net of related tax effects, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$(766)	$(2,215)	$(650)	$(2,544)
Foreign currency translation adjustment, net	(263)	(83)	(328)	85
Comprehensive income (loss), net of taxes	$(1,029)	$(2,298)	$(978)	$(2,459)

4.             Earnings (Loss) per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities.  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common equivalent shares of 121 thousand and 110 thousand are excluded from the computation of diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively, and 108 and 132 thousand common equivalent shares are excluded from the computation for the six months ended June 30, 2005 and 2004, respectively, because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2004	2003
Numerator for basic and diluted earnings (loss) per share	$(766)	$(2,215)	$(650)	$(2,544)
Denominator:
Weighted average shares for basis earnings (loss) per share	14,820	14,686	14,820	14,650
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—	—	—

Denominators for diluted earnings (loss) per share	14,820	14,686	14,820	14,650

Net income (loss) per share - basic	$(0.05)	$(0.15)	$(0.04)	$(0.17)

Net income (loss) per share - diluted	$(0.05)	$(0.15)	$(0.04)	$(0.17)

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

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue:
Direct to consumer	$11,959	$10,291	$25,272	$22,429
Business	9,747	6,740	22,758	18,377
Consolidated net revenue	21,706	17,031	48,030	40,806
Contribution margin:
Direct to consumer	(418)	(478)	(252)	(502)
Business	(853)	(3,156)	(732)	(3,461)
Consolidated contribution loss	$(1,271)	$(3,634)	$(984)	$(3,963)
Reconciliation of contribution loss to net loss:
Other income (expense)	(8)	76	108	132
Income tax benefit	(532)	(1,297)	(402)	(1,413)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(19)	46	(176)	(126)
Net loss	$(766)	$(2,215)	$(650)	$(2,544)

6.             Subsequent Events

On July 7, 2005, Gaiam issued and sold 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP.

On July 8, 2005, Gaiam entered into an asset purchase agreement (the “Purchase Agreement”) with GT Brands LLC, GT Merchandising & Licensing LLC, Gym Time, LLC, BSBP Productions LLC, and GoodTimes Entertainment LLC (collectively “GoodTimes”) pursuant to which Gaiam agreed to purchase substantially all of the assets of GoodTimes relating to GoodTimes’ independent home video entertainment business.  In addition, Gaiam agreed to assume certain specified liabilities in connection with the acquisition.  Under the Purchase Agreement, the purchase price for the assets is $40 million, subject to certain adjustments relating to changes in working capital and other matters, and subject to approval of the federal bankruptcy court.  If consummated, the sale is expected to close by the end of the third quarter 2005.

On July 29, 2005, Gaiam extended its revolving line of credit agreement with Wells Fargo Bank, N.A. to July 31, 2007.

On August 1, 2005, Gaiam issued 60,000 shares of Class A common stock as purchase consideration for a media catalog business.

On August 3, 2005, Gaiam and Jirka Rysavy, Gaiam's Chairman and Chief Executive Officer, entered into an Insurance and Stock Redemption Agreement pursuant to which Gaiam agreed to use the proceeds of any life insurance Gaiam elects to obtain on Mr. Rysavy to acquire Gaiam shares from Mr. Rysavy's estate. The purchase price for any shares will be determined by a national recognized valuation expert.

On August 4, 2005, Gaiam entered into a series of agreements with Revolution Living, LLC; its founder, Steve Case; and Revolution Living's subsidiary, LIME Media. Under the terms of the Transaction Agreement, Revolution Living will acquire 2,500,000 shares of Gaiam Class A common stock at a price of $8.00 per share, and Gaiam will purchase newly issued preferred equity in LIME at a price of approximately $7.5 million. On August 4, 2005, Gaiam, Revolution Living, Rysavy and Case also entered into a Shareholders Agreement, and, as a condition to these transactions, Gaiam agreed to enter into four-year employment agreements with Jirka Rysavy and Lynn Powers, Gaiam's President.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document.

Overview and Outlook

Gaiam is a lifestyle media company providing content, information, and products to customers who value personal development, healthy living, ecological lifestyles and responsible, inspirational media. Gaiam was incorporated in Boulder, Colorado in 1988.

With the inception of our business segment in 1998, Gaiam started to sell directly to retailers, both domestically and abroad.  As of June 30, 2005, Gaiam products were available in over 25,000 stores.  Gaiam introduced its “store-within-store” lifestyle presentations, which utilize custom fixtures designed and produced by Gaiam, in late 2000, and the placement of this concept grew to over 4,300 stores by the end of June 2005.  In 1998, revenue generated by the business segment was $3.8 million.  In 2004, revenue in this segment was $44.2 million.  During the first six months of 2005, revenue in the business segment was $22.8 million, an increase of 24% over the first six months of 2004. Gaiam will continue to focus on the national retailer and media channels and plans to continue to build this segment through a combination of new media releases, store within store concept, and expansions in mass market retailers, grocery, bookstores and other media outlets.

The direct to consumer segment continues to be an integral part of Gaiam’s outreach.  This segment accounted for 54%, or approximately $52.4 million, of Gaiam’s revenue during 2004.  During the first six months of 2005, revenue in this segment was $25.3 million, an increase of 13% over 2004, and represented 53% of total revenue.  Through its diverse media reach, the direct to consumer segment provides branding, an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities and customer feedback on Gaiam’s and the LOHAS (Lifestyles of Health and Sustainability) industry’s focus and future.

In June 2005, Gaiam entered into a stock purchase agreement with certain funds advised by Prentice Capital Management, LP in which Gaiam agreed to sell 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of $18.7 million.  This transaction closed on July 7, 2005.

On July 8, 2005, Gaiam entered into a definitive agreement to acquire substantially all of the assets of various companies operating as GoodTimes Entertainment.  GoodTimes Entertainment is a media company that creates and distributes entertainment programming and home video products through various channels, including television, theaters, retailers and the Internet. GoodTimes Entertainment’s library contains approximately 2,000 titles, including wellness franchises such as The Firm and Tae Bo, children classics such as Benji and numerous theatrical releases.  The agreement is subject to a number of conditions, including approval of the federal bankruptcy court.

If the acquisition of GoodTimes Entertainment is consummated, Gaiam expects to generate over $200 million in annual revenues and, in addition to its television and theatrical distribution, Gaiam’s home media will be carried by over 40,000 retail stores in U.S., which will be the widest direct distribution coverage in the country for any content provider. Gaiam also expects to distribute 20 million catalogs per year and have approximately 7 million direct customers.

Gaiam’s agreement to acquire substantially all of GoodTimes Entertainment’s assets for $40 million in cash (subject to certain adjustments) and assumption of certain liabilities is expected to close the transaction by the end of the third quarter. The acquisition will be financed by existing cash and, if necessary, borrowings under Gaiam’s credit facility.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.4%	49.9%	49.4%	48.0%
Gross profit	48.6%	50.1%	50.6%	52.0%
Expenses:
Selling and operating	45.8%	59.7%	45.0%	51.8%
Corporate, general and administration	8.7%	11.7%	7.6%	9.9%
Total expenses	54.5%	71.4%	52.6%	61.7%
Loss from operations	-5.9%	-21.3%	-2.0%	-9.7%
Other income	0.0%	0.4%	0.2%	0.3%
Income tax benefit	-2.5%	-7.6%	-0.8%	-3.5%
Minority intreest in net (income) loss of consolidated subsidiaries, net of tax	-0.1%	0.3%	-0.4%	-0.3%
Net loss	-3.5%	-13.0%	-1.4%	-6.2%

Three months ended June 30, 2005 versus June 30, 2004

Revenue of $21.7 million for the three months ended June 30, 2005 increased 27.4% from $17 million for the three months ended June 30, 2004.  Gaiam’s increase in revenue was primarily due to a $3 million, or 45%, increase in revenue generated by the business segment, largely as a result of increased volume generated in the mass market segment, additional media placements in Target, and lower product returns.  Direct to consumer segment revenue also increased by 16%, fueled by continued strong growth in revenue generated by our Internet business.

Gross profit, which consists of revenue less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased to $10.6 million for the second quarter of 2005 from $8.5 million during the same period in 2004.  As a percentage of revenue, gross profit of 48.6% for the second quarter of 2005 was approximately the same as that generated during the fourth quarter of 2004, but declined from the 50.1% gross profit generated in the second quarter of 2004.  As compared to second quarter of 2004, the lower 2005 gross profit percentage was primarily due to a sales/product mix shift, increased promotional programs in the direct segment during the 2005 period, and higher importation and inbound freight costs associated in part with the rise in fuel costs.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) decreased to $9.9 million for the three months ended June 30, 2005 as compared to $10.2 million in the same period of 2004, even with an overall increase in the sales, due to lower outbound fulfillment costs and bad debt expense.  As a percentage of revenue, selling and operating expenses decreased to 45.8% in 2005 from 59.7% in 2004 as a result of the increase in the sales base.

Corporate, general and administration expenses decreased to $1.9 million for the second quarter of 2005 compared to $2 million for the same 2004 period, primarily due to expense reductions in our Broomfield headquarters.  As a percentage of revenue, corporate, general and administration expenses decreased to 8.7% in the second quarter of 2005 from 11.7% in the comparable 2004 period, as a result of the aforementioned expense reductions and an increase in the sales base.

The operating loss was $1.3 million for the three months ended June 30, 2005 compared to an operating loss of $3.6 million for the three months ended June 30, 2004, primarily due to a revenue increase in the second quarter of 2005 as compared to the same period during 2004.

Gaiam recorded $8 thousand in other expense and $76 thousand in other income for the three months ended June 30, 2005 and 2004, respectively.  The share of net income associated with minority interest was $19 thousand during the second quarter of 2005, compared to the share of net loss of $46 thousand for the comparable 2004 period.

Gaiam recorded an income tax benefit of $532 thousand for the three months ended June 30, 2005 compared to an income tax benefit of $1.3 million for the three months ended June 30, 2004.  Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net loss was $766 thousand, or $0.05 per share, for the three months ended June 30, 2005, as compared to a net loss of $2.2 million, or $0.15 per share, for the three months ended June 30, 2004.

Gaiam generated cash from operating activities of $2.2 million for the three months ended June 30, 2005, and ended the quarter with $12.3 million in cash, up from $10.9 million at March 31, 2005.

Six months ended June 30, 2005 versus June 30, 2004

Revenues of $48 million for the six months ended June 30, 2005 increased 17.7% from $40.8 million for the six months ended June 30, 2004.  Gaiam’s increase in revenues was due primarily to an increase in the business segment of $4.4 million, or 24% for the first six months of 2005.  This increase resulted primarily from higher sales volumes with mass market retailers, coupled with lower product returns.  Direct to consumer segment revenues were $25.3 million for the six months ended June 30, 2005, compared to $22.4 million for the same period in 2004.  The internal growth rate for this segment was 14% for the first six months of 2005, largely due to increases in Internet performance.

Gross profit increased to $24.3 million for the first six months of 2005 from $21.2 million during the same period in 2004.  As a percentage of revenue, gross profit declined from 52% in 2004 to 50.6% in 2005.  This was primarily attributable to a decline in the direct to consumer segment gross margin associated with a change in sales mix to divisions with lower gross margins and more promotional programs during the first six months of 2005.  Gross margin in the business segment improved slightly during the first six months of 2005 as compared to the same 2004 period.

Selling and operating expenses increased to $21.6 million for the six months ended June 30, 2005 as compared to $21.1 million in the same period of 2004, primarily resulting from increased sales and marketing efforts in our business segment, both domestically and in our U.K. subsidiary, and in our direct to consumer segment to support the revenue increases described above.  As a percentage of revenues, selling and operating expenses decreased to 45% in 2005 from 51.8% in 2004.

Corporate, general and administration expenses decreased to $3.7 million for the six months ended June 30, 2005 from $4.1 million in the comparable 2004 period, and decreased to 7.6% of revenues in 2005 from 9.9% of revenues in 2004.  This expense reduction was generally attributable to cost savings generated by expense reductions in Gaiam’s Colorado headquarters.

Operating losses decreased to $650 thousand for the six months ended June 30, 2005 from $2.5 million for the six months ended June 30, 2004, primarily due to the increase in revenue and expense reductions.

Gaiam recorded $108 thousand and $132 thousand in other income, primarily from interest income, for the six months ended June 30, 2005 and 2004, respectively.  The share of net income associated with minority interest was $176 thousand for the first six months of 2005, compared to the share of net income of $126 thousand for the comparable 2004 period.  This change was primarily the result of higher 2005 minority interest expense associated with the U.K. subsidiary as compared to 2004.

Gaiam recorded an income tax benefit of $402 thousand for the six months ended June 30, 2005 compared to an income tax benefit of $1.4 million for the six months ended June 30, 2004.

As a result of the factors described above, Gaiam’s net loss was $650 thousand for the six months ended June 30, 2005 compared to a net loss of $2.5 million recorded for the six months ended June 30, 2004.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to acquisition and development of media content, development of Internet and new products, acquisitions of new businesses, replacements, expansions and improvements to Gaiam’s infrastructure, and future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, our ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, our level of expenditures for sales and marketing, our level of investment in distribution systems and facilities and other factors.  The timing and amount of these capital requirements are variable and cannot accurately be predicted.  Additionally, Gaiam will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed.

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable and inventory.  At June 30, 2005, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants.  This credit agreement expires on July 31, 2007.  Should Gaiam choose to borrow under the credit agreement, outstanding advances bear interest at the lower of prime rate less 50 basis points or LIBO plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities generated net cash of $2.8 million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively.  Gaiam’s net cash generated from operating activities for both periods is primarily attributable to a decrease in accounts receivable of $5.6 million in 2005 and $9.3 million in 2004, and non-cash charges to net income of $2.5 million in 2005 and $2.7 million in 2004.  These sources of funds were partially offset by the use of funds to reduce accounts payable $3.9 million in 2005 and $4.6 million in 2004.

Gaiam’s investing and acquisition activities used net cash of $767 thousand and $651 thousand during the first six months of 2005 and 2004, respectively, for the purchase of property, equipment and media rights.

Gaiam’s financing activities used net cash of $37 thousand for the six months ended June 30, 2004, primarily to fund principal payments under capitalized leases, and provided net cash of $402 thousand from the exercise of stock options.

On July 7, 2005, we issued and sold 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP.

On July 8, 2005, we entered into a purchase agreement with GoodTimes pursuant to which we agreed to purchase substantially all of the assets of GoodTimes relating to GoodTimes’ independent home video entertainment business.  In addition, we agreed to assume certain specified liabilities in connection with the acquisition.  Under the purchase agreement, the purchase price for the assets is $40 million, subject to certain adjustments relating to changes in working capital and other matters, and subject to approval of the federal bankruptcy court.  If consummated, the sale is expected to close by the end of the third quarter 2005.  The acquisition will be financed by existing cash and, if necessary, borrowings under our credit facility.

We believe our available cash, cash expected to be generated from operations, cash generated by the sale of unregistered Class A common stock, and borrowing capabilities on our unused $15 million line of credit, should be sufficient to fund our operations on both a short-term and long-term basis.  However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any outstanding commitments pursuant to long-term debt obligations, capital lease obligations or purchase obligations.  The following table shows our commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$3,762	$1,495	$1,606	$322	$339

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  As of June 30, 2005, Gaiam is not involved in any unconsolidated SPEs or VIEs.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make judgments, estimates and assumptions that affect the amounts reported in Gaiam’s consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K summarizes the significant accounting policies and methods used in the preparation of Gaiam’s consolidated financial statements.  No changes were made to our significant policies during the three months ended June 30, 2005.

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

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor.  Because Leisure Systems’ revenue is primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations.  However, we have determined that no material market risk exposure to our consolidated financial position, results of operations or cash flows existed as of June 30, 2005.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon their evaluation as of June 30, 2005, Gaiam’s chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in Gaiam’s internal control over financial reporting occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Gaiam’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, Gaiam is involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 2.

Sales of Unregistered Securities and Use of Proceeds

On August 1, 2005, Gaiam issued 60,000 shares of unregistered Class A common stock, valued at $9.20 per share, to Conscious Wave, Inc., as purchase consideration for a media catalog business. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

	None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 19, 2005, Gaiam held its Annual Meeting of Shareholders. The shareholders elected seven directors to serve until the next annual meeting of shareholders to be held in 2006 or until their successors are duly elected and qualified. The results of this vote follow:

		Jirka Rysavy	For:	60,970,492	Withheld:	1,469,655
		Lynn Powers	For:	60,970,511	Withheld:	1,469,636
		James Argyropoulos	For:	62,384,610	Withheld:	55,537
		Barnet Feinblum	For:	62,362,929	Withheld:	77,218
		Barbara Mowry	For:	62,384,594	Withheld:	55,553
		Ted Nark	For:	62,384,478	Withheld:	55,669
		Paul Ray	For:	62,132,802	Withheld:	307,345

Item 5.	Other Information

	None.

Item 6.	Exhibits

	a)	Exhibits

		Exhibit No.	Description
		10.1	Form of Stock Option Agreement under Gaiam’s 1999 Long-Term Incentive Plan.
		10.2	Amended and Restated Credit Agreement dated July 29, 2005 between Gaiam, Inc. and Wells Fargo Bank, National Association.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
August 9, 2005

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Janet Mathews
Janet Mathews
Chief Financial Officer