Form 10-Q
period 2005-09-30
GAIAM INC
filed 2005-11-09
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☒                   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 8, 2005
Class A Common Stock ($.0001 par value)	14,846,485

Class B Common Stock ($.0001 par value)	5,400,000

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

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,247	$10,439
Accounts receivable, net	20,863	13,914
Income tax and other receivables	3,008	3,000
Inventory, less allowances	21,186	16,503
Prepaid expenses	5,466	1,324
Deferred advertising costs	4,312	2,635
Deferred tax assets	523	1,145
Total current assets	65,605	48,960

Property and equipment, net	7,683	7,857
Investments	15,318	7,865
Capitalized production costs, net	5,161	5,457
Media library, net	15,634	5,427
Intangible assets and goodwill	24,439	9,757
Non-current deferred tax assets	3,883	2,657
Other assets	1,417	307
Total assets	$139,140	$88,287

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,539	$12,910
Accrued liabilities	7,673	3,160
Accrued royalties	9,305	538
Income taxes payable	397	864
Total current liabilities	28,914	17,472

Long-term liabilities	989	—
Total liabilities	29,903	17,472

Minority interest	4,487	4,469

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 14,833,555 and 9,411,897 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2005 and December 31, 2004	1	1
Additional paid-in capital	93,890	54,933
Accumulated other comprehensive income	442	850
Retained earnings	10,416	10,561
Total stockholders’ equity	104,750	66,346
Total liabilities and stockholders’ equity	$139,140	$88,287

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,
	2005	2004

Net revenue	$30,139	$21,023
Cost of goods sold	13,426	11,196
Gross profit	16,713	9,827

Expenses:
Selling and operating	13,682	10,270
Corporate, general and administration	2,153	1,881
Total expenses	15,835	12,151

Income (loss) from operations	878	(2,324)

Other income (expense)	(1)	83
Interest income	202	55
Total other income	201	138

Income (loss) before income taxes and minority interest	1,079	(2,186)

Income tax expense (benefit)	406	(856)
Minority interest in net income of consolidated subsidiaries, net of tax	(168)	(200)
Net income (loss)	$505	$(1,530)

Net income (loss) per share:
Basic	$0.03	$(0.10)
Diluted	$0.03	$(0.10)
Shares used in computing net income (loss) per share:
Basic	18,592	14,712
Diluted	18,892	14,712

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Nine Months Ended September 30,
	2005	2004

Net revenue	$78,169	$61,829
Cost of goods sold	37,150	30,786
Gross profit	41,019	31,043

Expenses:
Selling and operating	35,307	31,398
Corporate, general and administration	5,818	5,932
Total expenses	41,125	37,330

Loss from operations	(106)	(6,287)

Other income	37	135
Interest income	272	135
Total other income	309	270

Income (loss) before income taxes and minority interest	203	(6,017)

Income tax expense (benefit)	4	(2,269)
Minority interest in net income of consolidated subsidiaries, net of tax	(344)	(326)
Net loss	$(145)	$(4,074)

Net loss per share:
Basic	$(0.01)	$(0.28)
Diluted	$(0.01)	$(0.28)
Shares used in computing net loss per share:
Basic	16,091	14,671
Diluted	16,091	14,671

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited – In thousands)

	For the Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(145)	$(4,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,666	2,131
Amortization	1,280	1,232
Stock compensation	—	54
Minority interest in consolidated subsidiaries	343	326
Deferred income tax expense	(469)	330
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,333	5,896
Inventory	1,451	(606)
Deferred advertising costs	(1,676)	(1,758)
Prepaid expenses	(2,587)	107
Other assets	(1,145)	254
Accounts payable	(1,290)	(1,628)
Accrued liabilities	1,953	251
Income taxes payable	(441)	(271)
Net cash provided by operating activities	1,273	2,244

Investing activities
Purchase of property, equipment and media rights	(928)	(1,378)
Payments for acquisitions and investments	(38,739)	—
Net cash used in investing activities	(39,667)	(1,378)

Financing activities
Principal payments on capital leases	—	(48)
Proceeds from issuance of common stock	38,468	427
Net cash provided by financing activities	38,468	379

Effects of exchange rates on cash and cash equivalents	(266)	45
Net change in cash and cash equivalents	(192)	1,290
Cash and cash equivalents at beginning of period	10,439	8,384
Cash and cash equivalents at end of period	$10,247	$9,674

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	743	615
Common stock issued for acquisitions	390	—

See accompanying notes to the condensed consolidated financial statements

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

1.               Interim Condensed Consolidated Financial Statements

Organization and Nature of Operations

Gaiam, Inc. is a lifestyle media company providing a broad selection of content, information, and products to individuals who value personal development, natural health, and inspirational media.  Gaiam was incorporated under the laws of the State of Colorado on July 7, 1988.

The accompanying condensed consolidated financial statements include the accounts of Gaiam and its subsidiaries in which Gaiam’s ownership is greater than 50% and the subsidiary is considered to be under Gaiam’s control.  All material intercompany accounts and transaction balances have been eliminated in consolidation.

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of September 30, 2005, the interim results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.  These interim statements have not been audited.  The balance sheet as of December 31, 2004 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”).  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS 154 is effective for accounting changes and corrections or error made in fiscal years beginning after December 15, 2005.  Consequently, Gaiam will adopt the provisions of SFAS 154 for its fiscal year beginning on January 1, 2006.  Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on Gaiam’s consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$505	$(1,530)	$(145)	$(4,074)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	18	—	54
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(37)	(125)	(182)	(454)
Pro forma	$468	$(1,637)	$(327)	$(4,474)
Net income (loss) per common share
As reported	$0.03	$(0.10)	$(0.01)	$(0.28)
Pro forma	$0.03	$(0.11)	$(0.02)	$(0.30)
Fully diluted net income (loss) per common share
As reported	$0.03	$(0.10)	$(0.01)	$(0.28)
Pro forma	$0.03	$(0.11)	$(0.02)	$(0.30)

2.               Mergers and Acquisitions

In the third quarter of 2005, Gaiam acquired a media catalog business and its customer mailing list.  The total consideration given for these assets was 60,000 shares of Class A common stock, valued at $390 thousand.  The customer mailing list was valued at approximately $160 thousand, and the balance of the purchase price was allocated to goodwill.  Management believes that this media catalog, which is already established in the marketplace, will augment our Internet marketing in the direct to consumer distribution of our own media titles and those purchased from GoodTimes Entertainment.  The operating results of this catalog are included in the results of operations from August 1, 2005.  These results were not significant to the overall consolidated Gaiam operations.

On August 4, 2005, Gaiam and its Chairman and Chief Executive Officer, Jirka Rysavy, entered into a series of agreements with Revolution Living, LLC; its founder, Steve Case, and Revolution Living’s LIME Media (“LIME”) subsidiary to establish a multi-faceted strategic relationship.  Under the terms of the Transaction Agreement, Gaiam acquired a minority interest in LIME for approximately $7.5 million.

On September 13, 2005, Gaiam acquired substantially all of the assets of GoodTimes Entertainment and certain of its affiliates.  GoodTimes Entertainment’s assets included entertainment programming and home video products distributed through various channels, including television, retailers and the Internet.  The total purchase price consisted of the following (in thousands):

Cash	$34,405
Acquisition, legal and accounting costs	621
Total purchase price	$35,026

The following is a summary of the preliminary asset purchase price allocation (in thousands):

Tangible assets less liabilities	$9,658
Media library and intangible assets	14,400
Goodwill	10,968
Total purchase price	$35,026

The preliminary allocation of the total purchase price of the assets acquired from GoodTimes Entertainment was based on their estimated fair values as of September 13, 2005.  Adjustments to these estimates will be included in the allocation of the purchase price, if the adjustment is determined within the purchase price allocation period of up to twelve months.  The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill.

Gaiam commenced distribution of titles and content acquired in this asset purchase on September 13, 2005, and the results of sales in both the direct to consumer and business segments are included in the consolidated financial statements of Gaiam from September 13, 2005.

3.               Stockholders’ Equity

During the first quarter of 2005, Gaiam issued a total of 8,221 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2004.  In addition, for the nine months ended September 30, 2005, Gaiam issued 32,120 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

On July 7, 2005, Gaiam issued and sold 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP.

On August 1, 2005, Gaiam issued 60,000 shares of Class A common stock as purchase consideration for a media catalog business.

On August 22, 2005, Gaiam issued and sold 2,500,000 shares of unregistered Class A common stock for an aggregate purchase price of $20 million to Revolution Living, LLC.

4.               Comprehensive Income (Loss)

Gaiam’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment, net of income taxes.  Comprehensive income (loss), net of related tax effects, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$505	$(1,530)	$(145)	$(4,074)
Foreign currency translation adjustment, net	(80)	(9)	(408)	76
Comprehensive income (loss), net of taxes	$425	$(1,539)	$(553)	$(3,998)

5.               Earnings (Loss) per Share

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and dilutive securities.  Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common equivalent shares of 138 thousand are excluded from the computation of diluted earnings per share for the three months ended September 30, 2004, and 172 and 134 thousand common equivalent shares are excluded from the computation for the nine months ended September 30, 2005 and 2004, respectively, because their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings (loss) per share	$505	$(1,530)	$(145)	$(4,074)
Denominator:
Weighted average shares for basis earnings (loss) per share	18,592	14,712	16,091	14,671
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	300	—	—	—
Denominators for diluted earnings (loss) per share	18,892	14,712	16,091	14,671

Net income (loss) per share - basic	$0.03	$(0.10)	$(0.01)	$(0.28)
Net income (loss) per share - diluted	$0.03	$(0.10)	$(0.01)	$(0.28)

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

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue:
Direct to consumer	$16,248	$11,347	$41,520	$33,776
Business	13,891	9,676	36,649	28,053
Consolidated net revenue	30,139	21,023	78,169	61,829
Contribution margin:
Direct to consumer	211	38	(41)	(464)
Business	667	(2,362)	(65)	(5,823)
Consolidated contribution margin (loss)	$878	$(2,324)	$(106)	$(6,287)
Reconciliation of contribution margin (loss) to net income (loss):
Other income	201	138	309	270
Income tax expense (benefit)	406	(856)	4	(2,269)
Minority interest in net income of consolidated subsidiaries, net of tax	(168)	(200)	(344)	(326)
Net income (loss)	$505	$(1,530)	$(145)	$(4,074)

7.               Related Party Transactions

On August 3, 2005, Gaiam and Jirka Rysavy, Gaiam’s Chairman and Chief Executive Officer, entered into an Insurance and Stock Redemption Agreement pursuant to which Gaiam agreed to use the proceeds of any life insurance Gaiam elects to obtain on Mr. Rysavy to acquire Gaiam shares from Mr. Rysavy’s estate.  The purchase price for any shares will be determined by a national recognized valuation expert.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document.

Overview and Outlook

Gaiam is a lifestyle media company providing content, information, and products to customers who value personal development, healthy living, and inspirational media.

With the inception of our business segment in 1998, Gaiam started to sell directly to retailers, both domestically and abroad.  Gaiam products are available in over 40,000 stores.  Gaiam introduced its “store-within-store” lifestyle presentations, which utilize custom fixtures designed and produced by Gaiam, in late 2000, and the placement of this concept has grown to over 4,300 stores.  In 2004, revenue in this segment was $44.2 million.  During the first nine months of 2005, revenue generated by internal growth of 24% over the first nine months of 2004 in the business segment brought revenue to $32.2 million.  Gaiam continues to focus on the national retailer and media channels and plans to continue to build this segment through a combination of new media releases, store within store concept, and expansions in mass market retailers, grocery, bookstores and other media outlets.

The direct to consumer segment continues to be an integral part of Gaiam’s outreach.  This segment accounted for 54%, or approximately $52.4 million, of Gaiam’s revenue during 2004.  During the first nine months of 2005, revenue generated by internal growth of 17% in this segment brought revenue to $39.2 million, and represented 55% of total revenue.  Through its diverse media reach, the direct to consumer segment provides branding, an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities and customer feedback on Gaiam’s and the LOHAS (Lifestyles of Health and Sustainability) industry’s focus and future.

On September 13, 2005, Gaiam acquired substantially all of the assets of GoodTimes Entertainment and certain of its affiliates.  GoodTimes Entertainment’s assets included entertainment programming and home video products distributed through various channels, including television, theatres, retailers and the Internet.  GoodTimes Entertainment’s library contained wellness franchises such as The Firm and Tae Bo, children classics and theatrical releases.  The purchase price for the assets was $35 million in cash plus the assumption of certain liabilities, and the acquisition was financed through cash on hand and cash raised in private equity transactions completed in the third quarter of 2005.

With the completion of the GoodTimes asset acquisition, Gaiam expects to generate over $200 million in annual revenues.  Gaiam’s home media is now carried by over 40,000 retail stores in United States. Gaiam also expects to distribute 20 million catalogs per year and have approximately 7 million direct customers.  The volume increase will allow Gaiam to negotiate better inventory and service pricing to improve margins, and more fully leverage its distribution capacity and overhead to produce better overall financial results.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.5%	53.3%	47.5%	49.8%
Gross profit	55.5%	46.7%	52.5%	50.2%
Expenses:
Selling and operating	45.4%	48.9%	45.2%	50.8%
Corporate, general and administration	7.1%	8.9%	7.4%	9.6%
Total expenses	52.5%	57.8%	52.6%	60.4%
Income (loss) from operations	2.9%	-11.1%	-0.1%	-10.2%
Other income	0.7%	0.7%	0.4%	0.4%
Income tax expense (benefit)	1.3%	-4.1%	0.0%	-3.7%
Minority interest in net income of consolidated subsidiaries, net of tax	-0.6%	-1.0%	-0.4%	-0.5%
Net income (loss)	1.7%	-7.3%	-0.2%	-6.6%

Three months ended September 30, 2005 versus September 30, 2004

Revenue of $30.1 million for the three months ended September 30, 2005 increased 43.4% from $21 million for the three months ended September 30, 2004.  Gaiam’s percentage increase in revenue was contributed equally by the direct to consumer segment, in which revenue increased 43.2% to $16.2 million, and the business segment, in which revenue increased 43.5% to $13.9 million.  Internal revenue growth was $1.8 million or 24.4% for the business segment, consisting primarily of increases in mass merchant retailers and bookstores.  Internal growth in the direct to consumer segment was 23.4%, resulting in an increase in revenue generated by this segment of $2.6 million for the three months ended September 30, 2005 as compared to same period in 2004.  This was fueled by double digit growth in revenue generated by both our Internet and renewable energy businesses.  Revenue generated by media acquired from GoodTimes Entertainment accounted for the balance of the increase in revenues.

Gross profit, which consists of revenue less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased to $16.7 million for the third quarter of 2005 from $9.8 million during the same period in 2004.  As a percentage of revenue, gross profit for the third quarter of 2005 increased to 55.5% as compared to 46.7% generated in the comparable 2004 period.  Virtually all of this improvement was generated by the business segment, where gross profit rose from 41.2% for the third quarter of 2004 to 59.6% in the comparable 2005 period.  This improvement is primarily due to higher sales of media and kits containing media, which have significantly higher gross profit margins than accessories.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) increased 33.2% to $13.7 million for the three months ended September 30, 2005 as compared to $10.3 million in the same period of 2004, due primarily to an increase revenue of 43.4% and the additional cost of utilizing a temporary services agreement to utilize the GoodTimes warehousing and distribution center in New Jersey.  Inventory purchased from GoodTimes, which is housed at the New Jersey site, is being transferred to Gaiam’s warehousing and distribution center in Ohio.  Gaiam expects to have transitioned all warehousing and distribution functions to Ohio during the next 90 to 120 days.  As a percentage of revenue, selling and operating expenses decreased to 45.4% in 2005 from 48.9% in 2004 as a result of the increase in the sales base.

Corporate, general and administration expenses increased to $2.2 million for the third quarter of 2005 compared to $1.9 million for the same 2004 period, primarily due to additional facility and infrastructure expenses associated with establishment of our New York office.  As a percentage of revenue, corporate, general and administration expenses decreased to 7.1% in the third quarter of 2005 from 8.9% in the comparable 2004 period, as a result of the aforementioned increase in the sales base.

Gaiam generated operating income of $878 thousand for the third quarter of 2005 as compared to an operating loss of $2.3 million in the comparable 2004 period.  This improvement is primarily the result of revenue and gross margin increases across all of Gaiam’s operations.

Gaiam recorded $201 and $138 thousand in other income for the three months ended September 30, 2005 and 2004, respectively.  The share of net income associated with minority interests was $168 and $200 thousand for the third quarters of 2005 and 2004, respectively.

Gaiam recorded income tax expense of $406 thousand for the three months ended September 30, 2005 compared to an income tax benefit of $856 thousand for the three months ended September 30, 2004.  Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net income was $505 thousand, or $0.03 per share, for the three months ended September 30, 2005, as compared to a net loss of $1.5 million, or $0.10 per share, for the three months ended September 30, 2004.

Nine months ended September 30, 2005 versus September 30, 2004

Revenues of $78.2 million for the nine months ended September 30, 2005 increased 26.4% from $61.8 million for the nine months ended September 30, 2004.  Gaiam’s increase in revenues was due primarily to an increase in the business segment of $8.6 million, or 30.6% for the first nine months of 2005.  This increase resulted primarily from the efforts of the expanded sales force which resulted in higher sales volumes with mass market retailers and bookstores.  Sales of media content acquired in the GoodTimes asset acquisition, coupled with lower product returns also contributed to the increase in revenue.  Direct to consumer segment revenues were $41.5 million for the nine months ended September 30, 2005, compared to $33.8 million for the same period in 2004.  All components of the direct to consumer segment experienced positive growth.  For the nine months ended September 30, 2005, the internal growth rates in the business and direct to consumer segments were 24% and 17%, respectively.

Gross profit increased to $41 million for the first nine months of 2005 from $31 million during the same period in 2004.  As a percentage of revenue, gross profit increased to 52.5% in 2005 from 50.2% in 2004.  This was primarily attributable to improved margins in the business segment, where gross profit, as a percentage of revenue, increased from 46% for the first nine months of 2004 to 52.9% for the same period in 2005.  This gross profit improvement stems primarily from a increased sales of media and kits containing media, better margins with those accounts that were transitioned to a direct relationship and a reduction in markdowns and product returns which eroded gross margin last year.

Selling and operating expenses increased to $35.3 million for the nine months ended September 30, 2005 as compared to $31.4 million in the same period of 2004, primarily resulting from increased sales and marketing efforts which produced revenue increases of over 26% for the first nine months.  As a percentage of revenues, selling and operating expenses decreased to 45.2% in 2005 from 50.8% in 2004.

Corporate, general and administration expenses decreased to $5.8 million for the nine months ended September 30, 2005 from $5.9 million in the comparable 2004 period, and decreased to 7.4% of revenues in 2005 from 9.6% of revenues in 2004.  This expense reduction was generally attributable to cost savings generated by expense reductions in Gaiam’s Colorado headquarters, which has been partially offset by the addition of infrastructure costs associated with the opening of office in New York City in September 2005.

Operating losses of $106 thousand for the nine months ended September 30, 2005 were significantly lower than the $6.3 million operating loss for the nine months ended September 30, 2004, primarily due to the increase in revenue and gross margin.

Gaiam recorded $309 thousand and $270 thousand in other income, primarily from interest income, for the nine months ended September 30, 2005 and 2004, respectively.  The share of net income associated with minority interest was $344 thousand for the first nine months of 2005, compared to the share of net income of $326 thousand for the comparable 2004 period.

Gaiam recorded income tax expense of $4 thousand for the nine months ended September 30, 2005 compared to an income tax benefit of $2.3 million for the nine months ended September 30, 2004.

As a result of the factors described above, Gaiam’s net loss was $145 thousand for the nine months ended September 30, 2005 compared to a net loss of $4.1 million recorded for the nine months ended September 30, 2004.

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

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable and inventory.  At September 30, 2005, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants.     This credit agreement expires on July 31, 2007.  Should Gaiam choose to borrow under the credit agreement, outstanding advances bear interest at the lower of prime rate less 50 basis points or LIBO plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities generated net cash of $1.3 million for the nine months ended September 30, 2005, after a $2.6 million increase in prepaid expense in primarily associated with transition services provided by GoodTimes Entertainment, and $2.2 million for the comparable 2004 period.  Gaiam’s net cash generated from operating activities for both periods is primarily attributable to a decrease in accounts receivable of $2.3 million in 2005 and $5.9 million in 2004, and non-cash charges to net income of $2.8 million in 2005 and $4.1 million in 2004.  These sources of funds were partially offset by the use of funds for holiday catalog production costs of $1.7 million in 2005 and $1.8 million in 2004, and reductions in accounts payable of $1.3 million in 2005 and $1.6 million in 2004.

Gaiam’s investing and acquisition activities used net cash of $39.7 million and $1.4 million during the first nine months of 2005 and 2004, respectively.  During 2005, Gaiam used cash to acquire assets from GoodTimes Entertainment and to fund its investment in LIME Media.   In 2005 and 2004, respectively, Gaiam used $928 thousand and $1.4 million for the purchase of property, equipment and media rights.

Gaiam’s financing activities provided net cash of $38 million and $379 thousand for the nine months ended September 30, 2005 and 2004, respectively.  On July 7, 2005, we issued and sold 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP.  On August 22, 2005, Gaiam issued and sold 2,500,000 shares of unregistered Class A common stock for an aggregate purchase price of $20 million to Revolution Living, LLC.

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

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any outstanding commitments pursuant to long-term debt obligations, capital lease obligations or purchase obligations.  The following table shows our commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$3,336	$1,291	$1,424	$322	$299

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  As of September 30, 2005, Gaiam is not involved in any unconsolidated SPEs or VIEs.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make judgments, estimates and assumptions that affect the amounts reported in Gaiam’s consolidated financial statements and accompanying notes.  Note 1 to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K summarizes the significant accounting policies and methods used in the preparation of Gaiam’s consolidated financial statements.  No changes were made to our significant policies during the three months ended September 30, 2005.

Management believes the following to be critical accounting policies whose application has a material impact on Gaiam’s financial presentation, and involve a higher degree of complexity, as they require management to make judgments and estimates about matters that are inherently uncertain.

Provisions for Doubtful Accounts and Returns

Gaiam records a provision for doubtful accounts for all receivables not expected to be collected.  Gaiam generally does not require collateral.  Gaiam evaluates the collectibility of accounts receivable based on a combination of factors.  In circumstances in which we are aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filings); Gaiam records a specific reserve for bad debts against amounts due.  For all other instances, Gaiam recognizes reserves based on historical experience and review of individual accounts outstanding.

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

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor.  Because Leisure Systems’ revenue is primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations.  However, we have determined that no material market risk exposure to our consolidated financial position, results of operations or cash flows existed as of September 30, 2005.

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon their evaluation as of September 30, 2005, Gaiam’s chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

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
November 9, 2005

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Janet Mathews
Janet Mathews
Chief Financial Officer