Form 10-Q/A
period 2005-09-30
GAIAM INC
filed 2006-03-16
CIK 1089872

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of November 8, 2005
Class A Common Stock
($.0001 par value)	14,846,485

Class B Common Stock
($.0001 par value)	5,400,000

EXPLANATORY NOTE

This 10-Q/A is being filed to amend Gaiam’s Consolidated Balance Sheet at September 30, 2005 and Note 2 — Mergers and Acquisitions included in Gaiam’s Notes to the Interim Condensed Consolidated Financial Statements.  These changes were necessitated by a change in the accounting treatment of the GoodTimes Entertainment acquisition.  Gaiam had reflected the transaction as a business combination in accordance with SFAS No. 141.  Based on further review of the requirements of SFAS 141 and the related guidance in EITF 98-3, Gaiam has concluded that it is more appropriate to treat the transaction as an asset acquisition, rather than a business combination.  Accordingly, the balance sheet and footnote have been revised to reflect this treatment.  The remaining information remains unchanged.

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,247	$10,439
Accounts receivable, net	20,863	13,914
Income tax and other receivables	3,008	3,000
Inventory, less allowances	21,186	16,503
Prepaid expenses	5,466	1,324
Deferred advertising costs	4,312	2,635
Deferred tax assets	523	1,145
Total current assets	65,605	48,960

Property and equipment, net	7,683	7,857
Investments	15,318	7,865
Capitalized production costs, net	5,161	5,457
Media library, net	30,187	5,427
Intangible assets and goodwill	9,886	9,757
Non-current deferred tax assets	3,883	2,657
Other assets	1,417	307
Total assets	$139,140	$88,287

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,539	$12,910
Accrued liabilities	7,673	3,160
Accrued royalties	9,305	538
Income taxes payable	397	864
Total current liabilities	28,914	17,472

Long-term liabilities	989	—
Total liabilities	29,903	17,472

Minority interest	4,487	4,469

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 14,833,555 and 9,411,897 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2005 and December 31, 2004	1	1
Additional paid-in capital	93,890	54,933
Accumulated other comprehensive income	442	850
Retained earnings	10,416	10,561
Total stockholders’ equity	104,750	66,346
Total liabilities and stockholders’ equity	$139,140	$88,287

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

In September 2005, Gaiam acquired the majority of the assets held by GoodTimes Entertainment and certain of its affiliates.  GoodTimes Entertainment’s assets included entertainment programming and home video products distributed through various channels, including television, retailers and the Internet.  The total purchase price consisted of the following (in thousands):

Cash	$34,405
Acquisition, legal and accounting costs	621
Total purchase price	$35,026

Of the total purchase price, Gaiam allocated $25,368 to the acquired media titles and content, and $9,658 to the tangible assets purchased, net of assumed liabilities.  This allocation of the total purchase price of the assets acquired from GoodTimes Entertainment was based on their estimated fair values as of the date of acquisition.  Adjustments to these estimates will be included in the allocation of the purchase price, if the adjustment is determined within the purchase price allocation period of up to twelve months.

Gaiam commenced distribution of titles and content acquired in this asset purchase on September 13, 2005, and the results of sales in both the direct to consumer and business segments are included in the consolidated financial statements of Gaiam from this date.

PART II.                OTHER INFORMATION

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

Gaiam, Inc.
(Registrant)
March 16, 2006

By:	/s/ Janet Mathews
Janet Mathews
Chief Financial Officer