Form 10-K
period 2005-12-31
GAIAM INC
filed 2006-03-16
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Class A Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES ☐  NO ☒]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $47,978,906 as of June 30, 2005, based upon the closing price on the NASDAQ National Market on that date.  The registrant does not have non-voting common equity.

As of March 6, 2006, 15,020,078 shares of the registrant’s $.0001 par value Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information.

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties.  When used in this discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements.  Gaiam’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and elsewhere in this report.  Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives undertaken by Gaiam, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and other risks and uncertainties included in Gaiam’s filings with the Securities and Exchange Commission.  We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management’s view only as of the date of this report.  We undertake no obligation to update any forward-looking information.

PART I

Item 1.             Business

OUR BUSINESS

Gaiam is a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles and responsible media.  We offer our customers the ability to make purchasing decisions based on these values while providing quality offerings at a price comparable to mainstream alternatives.  We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, subscription clubs, catalog, and broadband, and through retailers and corporate accounts.  At the end of 2005, Gaiam’s home media was carried by more than 50,000 retail stores in the United States alone, and Gaiam had approximately 7 million direct buyers.

Gaiam has established itself as a lifestyle media brand, content producer and licensor, information resource and authority in the Lifestyles of Health and Sustainability (LOHAS) market including the emerging “Media that Matters”  (MTM) market. Gaiam seeks to become a unifying symbol of these emerging media and lifestyle genres. Our lifestyle brand is built around our ability to develop and offer media content, products and lifestyle solutions to consumers in the LOHAS and MTM markets. Our content forms the basis of our proprietary offerings, on which we realize our highest margins, which then drive demand for parallel product and service offerings.  Gaiam’s operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution.  We market our products and services across two segments, business and direct-to-consumer.  We distribute our products in each of these sales segments from a single fulfillment center.

The LOHAS Market

The LOHAS market, which represented $227 billion in sales according to the 2000 Natural Business Communication study, consists of five main sectors:

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

The MTM Market

Gaiam considers the MTM market to consist of four distinct sectors:

•      Childrens. Children’s entertainment and edutainment with a positive message

•      Family Entertainment. Entertainment that can be enjoyed by the entire family, containing no violence or profanity.

•      Documentaries. Educational and informational programming (edutainment)

•      Inspirational Entertainment. Entertainment that inspires people to expand their awareness and pursue positive changes in their lives.

Our Content

Gaiam’s business model revolves around content creation, which forms the basis for our proprietary products. We have an “in house” production team that produces programming, which has won 53 Telly awards and several medals at the International New York Film Festival.  We are fully high definition and 5.1 surround sound capable and do the majority of our authoring and editing at our Colorado facility ensuring the quality standards that drives our awards. We also develop children’s programming, which have been the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help children grow imaginatively, physically, and mentally.  During 2005, we produced 20 new titles and added 800 titles to our DVD library through our acquisition of assets of GoodTimes Entertainment.  Gaiam also develops and markets music and audio CDs and publishes printed content.

Our Products

Our visual media programs represent an integral part of our proprietary product offering.  We currently stock approximately 10,000 stock keeping units (SKUs), of which approximately 7,000 are branded proprietary offerings, including media, accessories and soft goods.  In 2005, our proprietary products constituted over 70% of our product sales.

Our Sales Channels

We conduct our business across two segments.  Our business segment customers are primarily national retailers, corporate accounts and the media. We conduct our direct-to-consumer business through our catalogs, the Internet, direct response television and broadband.

•      Media

Gaiam develops, produces and licenses information and programming targeted to consumers who value personal development, wellness, spirituality and inspirational entertainment.  Gaiam has an award-winning library of titles that it sells to retailers, licenses to selected distributors operating outside of the United States, and licenses or sublicenses for broadcast.  Our current list of media partners includes Entertainment One, Fit TV, Fine Living, Lime TV, LodgeNet, United Airlines and Kimpton Hotels.  All of our licensing arrangements require Gaiam branding to be prominent on the programming and are subject to our royalty agreements with our performing artists.  While our licensing of the rights to manufacture and distribute certain of our media lowers recognized revenue, contribution margins and branding are improved.

Gaiam uses DRTV marketing to promote LOHAS products and services, particularly those aimed at the fitness/wellness market.  DRTV marketing is a highly-scalable distribution channel for segments of our LOHAS product suite, and also provides broad marketing support for our Retail partners, as well as creates new Direct customers to which we cross-market a wide range of LOHAS products via our catalog and Internet segments.  We capitalize on both long-form DRTV shows as well as leading home shopping channels such as QVC.

•      Retailers

Since the inception of our retailer channel in 1998, we have increased its breadth and diversity.  As of the end of 2005, Gaiam media titles may be found in approximately 50,000 stores in the U.S. alone.  Gaiam media and other products are currently sold across a variety of leading retailers, including bookstores such as Barnes & Noble and Borders; media stores such as Best Buy and Blockbuster; lifestyle stores such as Discovery Channel Stores and EQ Life; beauty stores such as Ulta; home furnishing stores such as Bed, Bath and Beyond and ABC Carpet and Home; natural food stores such as Whole Foods Market and Wild Oats; sporting goods stores such as Dick’s and REI; mass merchants such as WalMart and Target, our largest customer, e-tailers such as Amazon.com and Drugstore.com; and wholesale clubs such as Costco and Sam’s Club.  Many of these retailers display our products in branded store-within-store lifestyle presentations that utilize custom fixtures designed and produced by Gaiam. We implemented our first store-within-store concept late in 2000 and the concept has grown to over 4,500 stores by the end of 2005.

Through distributor arrangements and acquisitions, Gaiam branded products may now be found in Canada, Japan, Korea, the United Kingdom and Australia.  Our media products are sold to international accounts primarily under licensing agreements and the remaining products are sold through distributor relationships.  During 2004, Gaiam entered into a joint venture in Australia to bring Gaiam products to consumers through catalogs, internet and Australian retailers commencing in 2005.  Our majority owned UK subsidiary changed its name to Gaiam effective March 1, 2005.

•      Services

Gaiam, through its Design and Consulting division and eco-travel company, Natural Habitat, provides products and services to businesses, corporate accounts, and schools.  Clients of our lifestyle services included The White House, NASA, Fetzer Winery, the U.S. Department of Energy, the Government of Brazil, the Smithsonian Institution, and the World Wildlife Fund.

•      Catalogs

Gaiam offers a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. We mailed 16 million catalogs in 2005.  Our customer demographics are highly regarded with an average income over $75,000 and over 70% college educated.

•      Internet

We use the Internet to sell our products and to provide information on the LOHAS lifestyle.  We currently offer approximately 7,000 SKUs on our website, www.gaiam.com.  We promote our website through our visual media, catalogs, print publications, product packaging and Internet Links.  A key component of our Internet approach is to provide customer support for Internet sales from our in-house call center.  According to a Jupiter Communications study, 90% of on-line customers prefer human interaction when they require customer service.  This is particularly important for Gaiam because the use of many of our products is enhanced by the extensive product education and information that we make available online and through our customer service personnel.

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

•      Customer Service

Gaiam focuses on building and maintaining customer relationships that thrive on loyalty and trust.  We maintain a “no-risk guarantee” policy, whereby a customer is provided a full refund for products that are returned at any time, for any reason.  We have established a most valued customer program, which extends added benefits to our most loyal catalog and Internet customers.  Our in-house customer service department includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs.  We employ telephone routing software that directs each call to the appropriate representative.  Our policy is to ship orders no later than the next business day, which we accomplish by stocking inventory that supports over 92% of our orders. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

•      Established Infrastructure

We operate a 350,000 square foot distribution center near Cincinnati, Ohio, which provides fulfillment for most of our current domestic business needs and has the capacity to support the growth of our business.  This central U.S. location allows us to achieve shipping cost efficiencies to most locations.  The center is also located within 30 minutes of several major shipping company hubs.  We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service.  Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

•      Expand our Media Offering

Proprietary and authentic content lies at the core of our business model. Our media offerings introduce customers to Gaiam and help establish Gaiam as an authority in the LOHAS market.  Gaiam’s primary focus is on leveraging our content with branded lifestyle product offerings through various media, catalogs, the Internet, and national retailers.  We believe that the content-centric strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach.  It also provides the optimal “context” for us to market lifestyle products that are appropriate companions to the media.

We will continue to develop authentic content that caters to the LOHAS lifestyle in DVD, book and audio formats and also accelerate our efforts in the broadcast and theatrical categories.  We intend to expand our brand to MTM (Media that Matters), which incorporates children’s, family, inspirational and edutainment media. We believe we can establish the Gaiam brand as a leading brand in these new media categories.

We have already expanded our visual media offerings internationally and plan to continue to leverage this opportunity.  We also intend to broaden the variety of formats we offer, from our traditional “physical media” (DVD, CD, etc), to making our content available online to our consumers in both one-shot “purchase” format and paid monthly/annual subscription services.

•      Capitalize on our market share positioning

We continue to grow our media market share. Based on Nielsen’s Videoscan, Gaiam grew its market share from 15% in 2004 to over 23% in 2005 in the fitness/wellness category. With the acquisition of titles from GoodTimes Entertainment in 2005, Gaiam ended the year with over 40% share in this category.  Based on the same Nielsen scanning, Gaiam ended at number 5 in the non-theatrical category and in the top 10 market share for DVDs of all genres.  We intend to continue to grow our market share in the non-theatrical category through the production and acquisition of titles along with our growth in the retail sector.

•      Improve our Profit Margins

We believe we can improve our profit margins with several distinct strategies. We will continue to focus our sales strategy on media that carries over 70% gross margins. Gaiam is establishing itself as a brand in MTM and wellness/fitness media as well as in a genre we call edutainment. By continuing to grow our market share in media, we believe we can attract more media producers to work with the Gaiam brand instead of the traditional studio or distributor model.

We continue to improve margins as we are able to serve the large retailers directly instead of going through third party distributors allowed by the GoodTimes asset acquisition and the increased sales volume of Gaiam media. Since the GoodTimes transaction, we have been able to go directly to retailers like Wal-Mart and Kmart that were serviced by third party distributors prior to the acquisition.

We launched a continuity and subscription club business in second quarter of 2005 which was augmented with the acquired business of GoodTimes Entertainment. These businesses carry over 85% gross margin and connect our media content directly to the consumer. We expect to invest in this channel of business. We believe that with the increase in broadband acceptance in the consumer marketplace coupled with our specialized media library and loyal direct customer base, we have an opportunity for strong growth at high margins.

We expect to grow our international business through licensing arrangements that carry low cost of goods.  We have a valuable library of branded products that is not being currently monetized with the exception of the UK. We have recently hired personnel familiar with international licensing who will lead this initiative.

•      Strengthen our Lifestyle Brand

Our goal is to maintain the Gaiam brand as an authority in the LOHAS market (including MTM) and to establish Gaiam as a unifying symbol of the emerging LOHAS lifestyle.  All of our proprietary products are being marketed under the Gaiam brand (except for recent acquisitions).  We plan to strengthen the Gaiam brand by growing our media, making the Gaiam brand more prominent across our catalog efforts, focusing on category management initiatives, increasing our store-within-store presence across national retailers, increasing our marketing and PR efforts, and aggressively developing and marketing proprietary products while maintaining our high level of customer service.

•      Launch a Mass Market Brand in Fitness

We expect to launch mass market media and products in fitness under “The Firm” brand. We believe that the aging baby boomers at all income levels will be looking for fitness/wellness products. We do not market the Gaiam brand except in media in certain channels and believe there is growth opportunity for us in those channels under a different brand with the same attention to quality that we have at Gaiam. We will support the mass market brand through DRTV dollars.

•      Expand our Proprietary Products

Our proprietary products, which we introduced in 1997, represented over 70% of our revenues in fiscal year 2005.  These products carry a higher margin, provide for branding opportunity and distinguish us from our competitors. We currently offer proprietary products that range from media products to sleep, stress relief, yoga and Pilates accessories to organic cotton bedding and bath products.  We have also expanded our exclusive media library to over 2000 titles through our acquisition of the assets of GoodTimes Entertainment. We continue to develop and market proprietary products across the LOHAS sectors.  We will continue to look for additional library acquisitions as we expand our content across the MTM market. We are strengthening our supply chain globally by sourcing a greater number of products offshore and leveraging our expanding media sales to acquire lower costs from our replicators. We leverage our product development costs over all sales channels.

•      Capitalize on our Multi-channel Approach

Our multi-channel strategy affords us the broadest possible customer reach, as well as the ability to allow our customers to buy from us “what they want, when they want, where they want to.” This approach makes purchasing our lifestyle products convenient regardless of the channel that a customer prefers. It also allows us to migrate segments of our customer base across channels to develop deeper, longer-lasting relationships with them, and to convert them from purchasers of individual media products into subscribers to our “continuity programs,” whether those are DVD-based, or online access to communities and content on a continuity basis.  Additionally, this diversified, strategic approach should provide for continued operating and business stability as we have the ability to cross-market lifestyle products and services regardless of the customer location or the channel to which we are marketing.

In our direct-to-consumer business we are open 24 hours a day, offering over 7,000 products on our Internet site.  As we increase the depth of media and community functionality available to our consumers, our internet presence will transform from being merely a place to “order” product to a place to “consume” it, in real-time.

 In our business segment, we continue to expand our presence in national retailers and currently have placements in approximately 50,000 retail points up from 25,000 at the end of 2004.  We also continue to expand our store-within-store concept in a variety of stores, including Whole Foods Market, Barnes & Noble Bookstores, Borders, Target, Ulta, Dick’s Sporting Goods, REI, ABC Carpet and Home and other national retailers.

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

•      Establish a lifestyle online community

In 2006, Gaiam plans to expand its online community efforts, with specific focus on the core tenets of the LOHAS lifestyle: personal development, healthy living, spirituality, alternative healthcare, and the sustainable economy.  Gaiam already works with the leading experts in these fields to produce our current suite of media offerings.  In 2006, we will launch the online “space” for our customers to come together with each other and with Gaiam’s cadre of experts in these core LOHAS areas, to share ideas, discuss new trends and solutions, and allow our customers have access to world-class resources to deepen their understanding of issues that are central to how they choose to live their lives.  The communities will take the form of online discussions, and a wealth of video, audio, and written-word content, available both real-time and on-demand.

Our Business Segments

We separate our business into two business segments:  the business segment which includes sales to businesses, retailers, corporate accounts and media outlets; and the direct-to-consumer segment, which includes catalogs, print advertising, and E-commerce.

The business segment represented 49% of 2005 revenues, while the direct to consumer segment represented 51% of revenues.  See Note 10 to our consolidated financial statements for further information on our segments.

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

Because Gaiam uses multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include Warner Bros., Disney, Paramount, Fox, Anchor Bay, Inspired Entertainment, Goldhill Media, Nike, Reebok, thousands of small, local and regional businesses, and product lines or items offered by large retailers, manufacturers, publishers and media producers.

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

Our success also depends upon the willingness of consumers to purchase media, goods and services that promote the values we espouse. While we believe our business plan and assumptions are reasonable, the demographic trends on which they are based may change and the current consumption levels may not be sustained. The decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect our customer base and revenues and, accordingly, our financial prospects.

Our Employees

As of March 1, 2006, Gaiam and the Gaiam companies employed approximately 367 individuals.  None of our employees are covered by a collective bargaining agreement.

Regulatory Matters

A number of existing and proposed laws restrict disclosure of consumers’ personal information, which may make it more difficult for Gaiam to generate additional names for its direct marketing, and restrict our ability to send unsolicited electronic mail or printed materials.  Although Gaiam believes it is generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us.

The Gaiam companies generally collect sales taxes only on sales to residents of states in which Gaiam has locations.  Currently, Gaiam collects sales taxes on sales to residents of California, Colorado, New York and Ohio.  A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities.  If legislation is enacted that requires Gaiam to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct-to-consumer businesses may be adversely affected.

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

Available Information

Our corporate website at www.gaiam.com/corporate provides information about Gaiam, its history, goals and philosophy, as well as certain financial reports and corporate press releases.  Our www.gaiam.com website features a library of information and articles on personal development, healthy lifestyles and environmental issues, along with an extensive offering of media, products and services.  We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service.  As part of this commitment, we have added a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Form 10-K, 10-Q and 8-K and all amendments to such reports.  Those reports are available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

We have included our website addresses only as inactive textual reference, and the information contained on our website is not incorporated by reference into the Form 10-K.

Item 1A.          Risk Factors

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

Changes in general economic conditions could have a material impact on our business

Our results of operations could be impacted by changes in overall economic conditions that impact consumer spending.  Future economic conditions affecting disposable income such as employment levels, consumer confidence, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products.  If the economic conditions and performance of the retail and media environment worsen, we may experience material adverse impacts on our business, operating results and financial condition.

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

 Acquisitions may harm our financial results

Acquisitions have been part of our growth and may continue to be part of our growth in the future.  Our acquisitions may be of entire companies, certain assets of companies, controlling interests in companies or of minority interests in companies where we intend to invest as part of a strategic alliance. If we are not successful in integrating companies that we acquire or are not able to generate adequate sales from the acquired entities, our business could be materially and adversely affected.

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

Our founder and chief executive officer Jirka Rysavy controls Gaiam

Mr. Rysavy holds 100% of Gaiam’s 5,400,000 outstanding shares of class B common stock and also owns 1,664,000 shares of class A common stock. The shares of class B common stock are convertible into shares of class A common stock at any time. Each share of class B common stock has ten votes per share, and each share of class A common stock has one vote per share.  Consequently, Mr. Rysavy is able to vote a majority of our stock, and will be able to exert substantial influence over Gaiam and to control matters requiring approval by the shareholders of Gaiam, including the election of directors, increasing our authorized capital stock, or a merger or sale of our assets. As a result of Mr. Rysavy’s control, no change of control of Gaiam can occur without Mr. Rysavy’s consent.  In 2005, Mr. Rysavy entered into certain agreements with Revolution Living, LLC and its founder, Steve Case that could have a negative impact on Gaiam.  In 2005, Gaiam recorded a $646 thousand expense for its share of losses at Revolution Living’s LIME Media.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws such as the Sarbanes-Oxley Act of 2002.  As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Item 1B.          Unresolved Staff Comments

None.

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

The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration

Broomfield, CO	36,000 sq. ft.	Headquarters and customer service	May 2008

Cincinnati, OH	355,000 sq. ft.	Fulfillment center	September 2007

New York, NY	18,400 sq. ft.	Media office	January 2009

Hopland, CA	12 acres	Renewable energy demo site	Owned

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

Item 4.             Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of our shareholders in the fourth quarter of the fiscal year ended December 31, 2005.

Part II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Gaiam’s Class A common stock has been quoted on the NASDAQ under the symbol “GAIA” since our initial public offering on October 29, 1999.  On March 6, 2006, we had 8,173 shareholders of record and 15,020,078 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for Gaiam’s Class A common stock for the period indicated:

				Average
				Daily
	High Bid	Low Bid	Close	Volume
Fiscal 2005:
Fourth Quarter	$14.90	$9.12	$13.51	62,735
Third Quarter	$11.05	$6.90	$10.32	33,038
Second Quarter	$7.19	$5.35	$6.96	4.270
First Quarter	$6.25	$5.17	$5.54	9,587

Fiscal 2004:
Fourth Quarter	$6.20	$4.85	$6.15	18,334
Third Quarter	$7.39	$5.26	$5.97	9,001
Second Quarter	$7.25	$5.39	$6.78	16,598
First Quarter	$6.04	$5.13	$5.57	13,850

Dividend Policy

Gaiam has never declared or paid any cash dividends on its capital stock.  Gaiam currently intends to retain earnings to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future.  In addition, our bank line of credit agreement prohibits payment of any dividends to our shareholders.  As of December 31, 2005, Gaiam had no outstanding advances under the line of credit agreement.

Sales of Unregistered Securities

In December 2005, Gaiam, Inc. issued 146,667 shares of Class A common stock to a Conscious Media shareholder to purchase shares of Conscious Media, Inc.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2005.

Equity Compensation Plan

Information

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding options,	future issuance under
Plan Category	options, warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	1,504,564	$7.74	307,792
Equity compensation plans not approved by security holders	—	—	—
Total	1,504,564	$7.74	307,792

Item 6.             Selected Financial Data

The selected statement of operations for the years ended December 31, 2005, 2004 and 2003 and balance sheet data as of December 31, 2005 and 2004 set forth below are derived from Gaiam’s audited consolidated financial statements which are included elsewhere in this Form 10-K.  The selected statement of operations for the years ended December 31, 2002 and 2001 and balance sheet data as of December 31, 2003, 2002 and 2001 set forth below are derived from Gaiam’s audited consolidated financial statements which are not included in this Form 10-K.  The historical operating results are not necessarily indicative of the results to be expected for any other period.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Gaiam’s consolidated financial statements and related notes, included elsewhere in this Form 10-K.

GAIAM, INC.

SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data
Net revenues	$142,492	$96,657	$102,000	$111,406	$98,737
Cost of goods sold	61,977	48,646	48,927	45,475	39,276
Gross profit	80,515	48,011	53,073	65,931	59,461
Selling, operating, general and administrative expenses	77,429	54,301	54,355	57,180	52,849
Operating income (loss)	3,086	(6,290)	(1,282)	8,751	6,612
Other income (loss)	(175)	109	546	(261)	346
Income (loss) before income taxes and minority interest	2,911	(6,181)	(736)	8,490	6,958
Income tax (benefit) expense	974	(2,440)	(461)	3,002	2,498
Minority interest in net income of consolidated subsidiary, net of tax	(601)	(897)	(697)	(40)	(404)
Net income (loss)	$1,336	$(4,638)	$(972)	$5,448	$4,056
Net income (loss) per share:
Basic	$0.08	$(0.32)	$(0.07)	$0.39	$0.33
Diluted	$0.08	$(0.32)	$(0.07)	$0.38	$0.32
Shares outstanding:
Basic	17,140	14,684	14,594	14,107	12,396
Diluted	17,354	14,684	14,594	14,489	12,809

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Cash	$15,028	$10,439	$8,384	$11,422	$22,244
Working capital	37,216	31,488	29,531	33,944	41,403
Total assets	156,101	88,287	91,860	91,167	87,884
Long-term debt (net of current maturities)	—	—	—	55	238
Stockholders’ equity	107,286	66,346	69,485	69,371	58,633

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

Overview and Outlook

Gaiam is a lifestyle media company providing content, information, and product to customers who value personal development, healthy living and responsible media.

With the inception of our business segment in 1998, Gaiam started to sell directly to retailers, both domestically and abroad, and Gaiam’s products are now available in over 50,000 doors.  Gaiam introduced its “store-within-store” lifestyle presentations, which utilize custom fixtures designed and produced by Gaiam, in late 2000, and the placement of this concept has grown to over 4,500 stores.  In 2004, revenue in this segment was $44.2 million.  In 2005, revenue generated in this segment grew to $70.1 million, as a result of revenue generated by acquisitions and acquired assets combined with a 21% internal growth rate.

The direct to consumer segment continues to be an integral part of Gaiam’s core and has expanded to include greater reach through new club and membership programs and initiatives.  This segment accounted for approximately $52.4 million of Gaiam’s revenue during 2004.  During 2005, revenue generated by internal growth of 17% in this segment and the expansion into DRTV, club and membership programs brought the total revenue generated by this segment to $72.3 million, or 51% of total revenue.  Through is diverse media reach, the direct to consumer segment provides branding, an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities and customer feedback on Gaiam’s and the LOHAS (Lifestyles of Health and Sustainability) industry’s focus and future.

During 2005, Gaiam completed several acquisitions targeted towards expanding and enhancing our media content and reach.  In August 2005, Gaiam acquired a minority interest in Revolution Living’s LIME Media, and, in December 2005, acquired additional shares in Conscious Media, Inc., bringing its total ownership to 51.3%.  In September 2005, Gaiam acquired the majority of the assets of GoodTimes Entertainment and certain of its affiliates.  GoodTimes Entertainment’s assets included entertainment programming, fitness media and accessories, and home video products distributed through various channels, including television, retailers and the Internet.  GoodTimes Entertainment’s library contained wellness franchises such as The Firm and Tae Bo, children classics and theatrical releases.

We believe our growth will be driven by content, which is delivered in a variety of media formats, and through broadcast, Internet, retailers, international licensing, and electronic and traditional paper delivery systems.  Gaiam has increased its focus on its media content creation and distribution, which strategically provides increased branding opportunities, significantly higher operating contribution and greater mainstream penetration.  With the completion of these acquisitions and continued expansion and improvements in Gaiam’s core businesses, Gaiam currently expects to generate over $200 million in annual revenue during 2006.  The volume increase will not only allow Gaiam to achieve greater reach, it will also allow Gaiam to negotiate better inventory and service pricing to improve margins, and more fully leverage its distribution capacity and overhead to produce better overall financial results.

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

Investments

Investments in corporations over which Gaiam does not have the ability to exercise significant influence, and in which Gaiam has a less than twenty percent ownership interest, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. Investments in limited liability companies in which Gaiam does not have the ability to exercise significant influence or control, and in which it holds a five percent or more membership interest, are accounted for under the equity method.  Under the equity method, Gaiam records its share of the income or losses of the investment by increasing or decreasing the carrying value of its investment and recording the income or expense through the consolidated statement of operations.  Investments under the cost and equity methods are included on the accompanying consolidated balance sheet in “Investments.”

Capitalized Production Costs and Media Library

Capitalized production costs include costs incurred to produce media products marketed by Gaiam to retailers and direct-mail and online customers.  These costs are deferred for financial reporting purposes until the media is released, then amortized over succeeding periods on the basis of estimated sales.  Historical sales statistics are the principal factor used in estimating the amortization rate.  Gaiam’s media library consists of titles and content purchased or acquired.  At acquisition, the fair market value of the library is established and is amortized over succeeding periods on the basis of its estimated useful life.

Gaiam has not had any significant changes in its critical accounting policies from its Form 10-K filing for the fiscal year ended December 31, 2004.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	For the Year Ended December 31,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	43.5%	50.3%	48.0%
Gross profit	56.5%	49.7%	52.0%
Expenses:
Selling and operating	47.5%	47.7%	44.3%
Corporate, general and administrative	6.9%	8.5%	9.0%
Total expenses	54.3%	56.2%	53.3%
Income (loss) from operations	2.2%	-6.5%	-1.3%
Other income (expense), net	-0.1%	0.1%	0.6%
Income (loss) before income taxes and minority interest	2.0%	-6.4%	-0.7%
Income tax (benefit) expense	0.7%	-2.5%	-0.5%
Minority interest in net (income) loss of consolidated subsidiary, net of tax	-0.4%	-0.9%	-0.7%
Net income(loss)	0.9%	-4.8%	-0.9%

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue of $142.5 million during 2005 was 47% higher than the $96.7 million in revenue generated in 2004.  Gaiam’s increase in revenue primarily resulted from increased sales volume from content acquired in the GoodTimes asset acquisition, which was coupled with a 19% internal growth rate.  Revenue in Gaiam’s direct to consumer segment was $72.3 million in 2005, an increase of $19.9 million or 38% over 2004 revenue of $52.4 million, primarily resulting from the advent of club, membership and DRTV revenue, in addition to a 17% internal growth rate in the core components.  Gaiam’s business segment generated positive internal growth of 21% for the year, and, including revenue generated by acquisitions, increased the total revenue generated by this segment by 58.6% to $70.2 million in 2005 from $44.2 million in 2004.

Gross profit, which consists of revenue less cost of sales (primarily merchandise cost plus inbound freight and duties), increased to $80.5 million for 2005 from $48 million during 2004.  As a percentage of revenue, gross profit increased 680 basis points to 56.5% in 2005 from 49.7% in 2004.  This was primarily attributable to a sales mix change favoring media, on which Gaiam generates significantly higher gross margins, and the cessation of markdowns and other costs associated with the format change from VHS to DVD which adversely affected 2004 results.  Gross profit was also favorably impacted by improved pricing on DVDs associated with the higher volume, and new direct to retailer access, rather than the use of third party distributors, on several new key accounts.  These improvements had the greatest impact on the business segment, as gross profit for this segment improved to 57.3% in 2005 from 45.6% in 2004.  The direct to consumer segment also improved, as the gross profit in this segment increased to 55.7% in 2005, up from 53.1% in 2004.

Selling and operating expenses increased to $67.6 million for 2005 compared to $46.1 million in the same period of 2004, primarily resulting from increased sales and operating expenses to support the revenue increases described above, and transition expenses associated with the GoodTimes asset acquisition.  As a percentage of revenue, selling and operating expenses decreased to 47.5% in 2005 from 47.7% in 2004 due to higher revenue base.

Corporate, general and administration expenses increased to $9.8 million in 2005 from $8.2 million in 2004, but decreased significantly to 6.9% of revenue in 2005 from 8.5% of revenue in 2004.  This expense increase primarily resulted from increased facilities, systems and other infrastructure costs associated with the acquired assets and increased business volume.

As a result of the above factors, Gaiam generated $3.1 in income from operations, or 2.2% of revenue, during 2005, as compared to a $6.3 million operating loss in 2004, which was 6.5% of revenue.

Gaiam recorded $175 thousand in other expense during 2005 and $109 thousand in other income during 2004.  In August 2005, Gaiam acquired a 19.9% interest in Revolution Living’s LIME Media, and recorded a one-time $646 thousand loss on this investment for the period from August 22, 2005 through December 31, 2005.  This loss was partially offset by interest income of $358 thousand for 2005.  During 2004, Gaiam generated $160 thousand in interest income.  The share of net income associated with minority interest in consolidated subsidiaries was $601 thousand in 2005, compared to the share of net income of $897 thousand for the comparable 2004 period.

Gaiam recorded an income tax expense of $974 thousand for 2005 compared to an income tax benefit of $2.4 million in 2004.  Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam improved its financial performance over 2004.  In 2005, Gaiam produced net income of $1.3 million, or $0.08 per share, as compared to a net loss in 2004 of $4.6 million or $0.32 per share.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenue of $96.7 million during 2004 was 5.2% lower than the $102 million in revenue generated in 2003.  Gaiam’s decrease in revenue was due to lower revenues from the business segment of $7.3 million, or 13.6%, as compared to fiscal year 2003.  This shortfall resulted from lower sales volume in the U.S. and Canadian trade business, where net media revenue before markdowns, particularly those associated with lower sales and returns attributable to the change out of VHS format for DVD format, dropped by over 26% as compared to the previous year.  Additionally, revenue generated by the U.S. business segment was adversely impacted by markdowns given to incent sell-through of VHS tapes and kits containing VHS media, and markdowns given to Target associated with sell-through of products to prepare for an expansion of Gaiam’s shelf space, which took place at the end of September 2004.  Direct to consumer segment revenues increased 3.9% to $52.4 million for 2004, compared to $50.5 million for the same period in 2003.  Internal revenue growth in our Internet businesses continued to be strong at 21%, while our international business posted internal growth of 16% for 2004.

Gross profit, which consists of revenue less cost of sales decreased to $48 million for 2004 from $53.1 million during 2003.  As a percentage of revenue, gross profit declined to 49.7% in 2004 from 52% in 2003.  This was primarily attributable to a decline in the business segment gross profit from 49.7% in 2003 to 45.6% in 2004.  This decline in the business segment gross margin was primarily due to markdowns, inventory write-offs and valuation reserves, and other expenses incurred with the changeover from VHS to DVD products.  Gross profit by product line increased, particularly in accessories, but the weighted product revenue mix change from media to accessories resulted in lower overall gross margins.  This was partially offset by a favorable change in sales mix from the business segment to the direct to consumer segment, where Gaiam has better overall margins.

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

Corporate, general and administration expenses decreased to $8.2 million in 2004 from $9.2 million in 2003, and decreased to 8.5% of revenue in 2004 from 9% of revenue in 2003.  This expense reduction was generally attributable to cost savings negotiated with service providers and other savings generated by the consolidation of administrative services into Gaiam’s Colorado headquarters.

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

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited quarterly results of operations for each of the quarters in 2005 and 2004.  In management’s opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented.  This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The results of operations for any quarter are not necessarily indicative of future results of operations.

	Fiscal 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$26,324	$21,706	$30,139	$64,322
Gross profit	13,749	10,557	16,713	39,496
Operating income (loss)	287	(1,271)	878	3,193
Net income (loss)	116	(766)	505	1,481
Diluted net income (loss) per share	$0.01	$(0.05)	$0.03	$0.07
Weighted average shares outstanding-diluted	14,820	14,820	18,892	20,595

	Fiscal 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$23,775	$17,031	$21,023	$34,828
Gross profit	12,676	8,540	9,827	16,968
Operating income (loss)	(329)	(3,634)	(2,324)	(3)
Net income (loss)	(329)	(2,215)	(1,530)	(564)
Diluted net income (loss) per share	$(0.02)	$(0.15)	$(0.10)	$(0.04)
Weighted average shares outstanding-diluted	14,615	14,686	14,712	14,723

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

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to acquisition and development of media content, development of Internet and new products, acquisitions of new businesses, replacements, expansions and improvements to Gaiam’s infrastructure, and future growth.  These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, our ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, our level of expenditures for sales and marketing, our level of investment in distribution systems and facilities and other factors.  The timing and amount of these capital requirements are variable and cannot accurately be predicted.  Additionally, Gaiam will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies (including broadband, subscription clubs and online community), and increase our sales and marketing programs and brand promotions as needed.

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable and inventory.  At December 31, 2005, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants.  This credit agreement expires on July 31, 2007.  Should Gaiam choose to borrow under the credit agreement, outstanding advances bear interest at the lower of prime rate less 50 basis points or LIBO plus 275 basis points.  Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities generated net cash of $6.7 million and $3.1 million in 2005 and 2004, respectively.  Gaiam’s net cash generated from operating activities in 2005 was primarily attributable to net income and non-cash expenses of $6.4 million.  The use of cash to fund the growth in accounts receivable resulting from increased sales volume was offset by the growth in accounts payable. Gaiam’s net cash generated from operating activities in 2004 was primarily attributable to a decrease in accounts receivable of $2.6 million along with non-cash charges of $5.1 million in 2004, which was partially offset by an increase in deferred advertising costs associated with earlier distribution of our spring catalogs.

Gaiam’s investing and acquisition activities used net cash of $40.4 million and $1.6 million for 2005 and 2004, respectively.  During 2005, Gaiam used cash to acquire assets from GoodTimes Entertainment and to fund Gaiam’s investment in LIME Media.  In 2005 and 2004, Gaiam used $1.6 million in both years for the purchase of property, equipment and media rights.

Gaiam’s financing activities generated net cash of $38.7 million and $372 thousand for 2005 and 2004, respectively.  On July 7, 2005, we issued and sold 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP.  On August 22, 2005, Gaiam issued and sold 2,500,000 shares of unregistered Class A common stock for an aggregate purchase price of $20 million to Revolution Living, LLC.  The remaining 2005 and the 2004 cash generated by financing activities resulted primarily from the exercise of stock options under Gaiam’s 1999 Long Term Incentive Program.

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

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any outstanding commitments pursuant to long-term debt obligations or purchase obligations.  The following table shows our commitments to make future payments under operating and capital leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$7,030	$2,861	$3,562	$348	$259

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.  As of December 31, 2005, Gaiam is not involved in any unconsolidated SPEs or VIEs.

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

In 2003, Gaiam purchased a 50.1% interest in Gaiam Limited, formerly known as Leisure Systems International Limited, a U.K. based distributor.  Because Gaiam Limited’s revenues are primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations.  However, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of December 31, 2005.

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

Notes to Consolidated Financial Statements

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Gaiam, Inc.

Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005.  Our audits also included the financial statement schedule II for the years ended December 31, 2005 and 2004.  We also have audited management’s assessment, included in the accompanying Managements’ Report on Internal Control over Financial Reporting included in Item 9A, that Gaiam, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 and 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaiam, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule II for the years ended December 31, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, management’s assessment that Gaiam, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 and 2004, is fairly stated, in all material respects, based on the COSO Criteria.  Furthermore, in our opinion, Gaiam, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 and 2004, based on the COSO Criteria.

Ehrhardt Keefe Steiner & Hottman PC

March 15, 2006

Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Gaiam, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Gaiam, Inc. (the Company) for the year ended December 31, 2003. Our audit also included the financial statement schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Gaiam, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
February 19, 2004

GAIAM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$15,028	$10,439
Accounts receivable, net of allowance for doubtful accounts of $761 in 2005 and $642 in 2004	28,067	14,033
Inventory, less allowances	20,792	16,503
Deferred advertising costs	3,917	2,635
Deferred tax assets	3,627	4,026
Other current assets	4,838	1,324
Total current assets	76,269	48,960

Property and equipment, net	9,428	7,857
Investments	6,822	7,865
Media library, net	38,339	10,884
Non-current deferred tax assets	7,282	2,657
Goodwill and other intangibles	17,541	9,757
Other assets	420	307
Total assets	$156,101	$88,287

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,843	$12,910
Accrued liabilities	12,649	3,698
Other current liabilities	561	864
Total current liabilities	39,053	17,472

Long-term liabilities	1,663	—
Total liabilities	40,716	17,472

Minority interest	8,099	4,469

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 15,010,736 and 9,411,897 shares issued and outstanding at December 31, 2005 and 2004, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2005 and 2004	1	1
Additional paid-in capital	95,840	54,933
Accumulated other comprehensive income	264	850
Retained earnings	11,180	10,561
Total stockholders’ equity	107,286	66,346
Total liabilities and stockholders’ equity	$156,101	$88,287

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003

Net revenue	$142,492	$96,657	$102,000
Cost of goods sold	61,977	48,646	48,927
Gross profit	80,515	48,011	53,073

Expenses:
Selling and operating	67,639	46,060	45,184
Corporate, general and administration	9,790	8,241	9,171
Total expenses	77,429	54,301	54,355

Income (loss) from operations	3,086	(6,290)	(1,282)

Other income (expense)	(533)	(51)	472
Interest income	358	160	74
Other income (expense)	(175)	109	546

Income (loss) before income taxes and minority interest	2,911	(6,181)	(736)

Income tax expense (benefit)	974	(2,440)	(461)
Minority interest in net income of consolidated subsidiaries, net of income taxes	(601)	(897)	(697)
Net income (loss)	$1,336	$(4,638)	$(972)

Net income (loss) per share:
Basic	$0.08	$(0.32)	$(0.07)
Diluted	$0.08	$(0.32)	$(0.07)
Shares used in computing net income (loss) per share:
Basic	17,140	14,684	14,594
Diluted	17,354	14,684	14,594

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Deferred	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Total

Balance at December 31, 2002	9,134,098	$1	5,400,000	$1	$53,342	$(144)	$—	$16,171	$69,371

Issuance of common stock in conjunction with acquisitions and compensation	68,958	—	—	—	489	72	—	—	561
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(972)	(972)
Foreign currency translation adjustment, net of income taxes of $144	—	—	—	—	—	—	525	—	525
Comprehensive loss	—	—	—	—	—	—	—	—	(447)

Balance at December 31, 2003	9,203,056	1	5,400,000	1	53,831	(72)	525	15,199	69,485

Issuance of common stock in conjunction with acquisitions and compensation	208,841				1,102	72	—	—	1,174
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(4,638)	(4,638)
Foreign currency translation adjustment, net of income taxes of $75	—	—	—	—	—	—	325	—	325
Comprehensive loss	—	—	—	—	—	—	—	—	(4,313)

Balance at December 31, 2004	9,411,897	1	5,400,000	1	54,933	—	850	10,561	66,346

Issuance of common stock in conjunction with acquisitions and compensation	5,598,839	—	—	—	40,907	—	—	—	40,907
Retained earnings adjustment to reflect Conscious Media as an equity investment from the date of initial investment through acquisition of a majority interest	—	—	—	—	—	—	—	(717)	(717)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,336	1,336
Foreign currency translation adjustment, net of income taxes of $(155)	—	—	—	—	—	—	(586)	—	(586)
Comprehensive income	—	—	—	—	—	—	—	—	750

Balance at December 31, 2005	15,010,736	$1	5,400,000	$1	$95,840	$—	$264	$11,180	$107,286

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities
Net income (loss)	$1,336	$(4,638)	$(972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,146	2,822	2,594
Amortization	2,555	2,077	1,644
Stock compensation	—	72	72
Minority interest in consolidated subsidiaries	601	897	985
Non-cash loss on disposal of property and equipment	—	259	—
Non-cash loss from equity method investment	646	—	—
Non-cash gain on Gaiam.com stock redemption	—	(442)	(866)
Deferred tax expense	472	(564)	95
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,066)	2,622	5,919
Inventory	3,143	304	(574)
Deferred advertising costs	(1,281)	(986)	769
Other current assets	(1,674)	(30)	(252)
Other assets	(139)	330	73
Accounts payable	11,399	192	(58)
Accrued liabilities	(739)	293	(1,845)
Other current liabilities	(665)	(83)	(1,603)
Net cash provided by operating activities	6,734	3,125	5,981

Investing activities
Purchase of property, equipment, and media content	(1,589)	(1,649)	(5,130)
Purchase of investments and stock rights	—	26	(115)
Payments for acquisitions and investments	(38,804)	—	(3,725)
Net cash used in investing activities	(40,393)	(1,623)	(8,970)

Financing activities
Principal payments on capital leases	—	(55)	(348)
Proceeds from issuance of common stock	38,708	427	130
Net cash provided by (used in) financing activities	38,708	372	(218)

Effects of exchange rates on cash and cash equivalents	(460)	181	169

Net increase (decrease) in cash and cash equivalents	4,589	2,055	(3,038)
Cash and cash equivalents at beginning of year	10,439	8,384	11,422
Cash and cash equivalents at end of year	$15,028	$10,439	$8,384

Supplemental cash flow information
Interest paid	$—	$1	$46
Income taxes paid	1,196	679	1,033
Common stock issued for acquisitions	2,150	539	348

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

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. Gaiam identifies its inventory items to write down for obsolescence based on the item’s current sales status and condition. If the item is discontinued or slow moving, it is written down based on an estimate of the markdown to retail price needed to sell through its current stock level. The reserve for obsolescence was $1.9 million in 2005 and $1.8 million in 2004.

Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of infomercials and catalogs. Such costs are deferred for financial reporting purposes until the catalogs and infomercials are distributed and advertised, then amortized over succeeding periods on the basis of estimated sales. Seasonal catalogs are amortized within seven months, while the amortization period for annual catalogs does not exceed one year. Historical sales statistics are the principal factor used in estimating the amortization rate. Other advertising and promotional costs are expensed as incurred.

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

Amounts recorded as advertising expense, including those related to Gaiam’s catalogs and infomercials were $17.6 million, $11.6 million and $13.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in selling and operating expense in the consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Included in property and equipment is the cost of internal-use software, including software used in connection with Gaiam’s websites. Gaiam expenses all costs related to the development of internal-use software other than those incurred during the application development stage in accordance with AICPA Statement of Position No. (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software (generally five years). Depreciation of property and equipment is computed on the straight-line method over estimated useful lives (generally five to ten years). Property and equipment purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

Investments

Investments in corporations over which Gaiam does not have the ability to exercise significant influence, and in which Gaiam has a less than twenty percent ownership interest, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. Investments in limited liability companies in which Gaiam does not have the ability to exercise significant influence or control, and in which it holds a five percent or more membership interest, are accounted for under the equity method. Under the equity method, Gaiam records its share of the income or losses of the investment by increasing or decreasing the carrying value of its investment and recording the income or expense through the consolidated statement of operations. Investments under the cost and equity methods are included on the accompanying consolidated balance sheet in “Investments.”

In 2002, Gaiam invested $7.8 million for a 15% voting interest in Conscious Media, Inc. (19% economic interest), a multimedia company. Prior to the end of 2005, Gaiam did not have significant influence over the management of Conscious Media, Inc. and accordingly accounted for the investment on a cost basis in all reported periods. On December 30, 2005, Gaiam acquired additional shares of Conscious Media, Inc. which brought Gaiam’s total ownership percentage to approximately 51%, and Gaiam’s consolidated balance sheet at December 31, 2005 includes the consolidated balance sheet of Conscious Media. The results of operations of Conscious Media will be included in Gaiam’s statement of operations commencing in 2006. Please see Note 2 – Mergers and Acquistions.

In August 2005, Gaiam, entered into agreements with Revolution Living, LLC; its founder, Steve Case, and Revolution Living’s LIME Media (“LIME”) subsidiary. Under the terms of the Transaction Agreement, Gaiam acquired a minority interest in LIME for approximately $7.5 million. This investment was accounted for using the equity method, so Gaiam’s share of the losses sustained by LIME from the date of acquisition through December 31, 2005, totaling $646 thousand, have been reflected in Gaiam’s statement of operations for 2005, and the “Investments” line on the balance sheet has been reduced accordingly. Effective in January 2006, Gaiam reduced its ownership in LIME. Please see Note 11 – Subsequent Events.

Gaiam evaluates its long-lived assets, including investments, on at least an annual basis to test for impairment or valuation issues, and concluded that, as of December 31, 2005 and 2004, no indicators of impairment were present.

Media Library

The media library asset represents the cost of the library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the cost to produce media content. The media library is presented net of accumulated amortization of approximately $4.1 and

$2.5 million at December 31, 2005 and 2004, respectively, and it is being amortized over the estimated useful life of the titles, which range from five to fifteen years. Additionally, Gaiam estimates approximately $8 million in participation expenses, primarily royalties, on acquired and produced media content during 2006.

In accordance with SOP No. 00-2, Accounting by Producers or Distributors of Films, media library costs to produce media content consists of costs incurred to produce the media content, net of accumulated amortization. These costs, as well as participation costs, are recognized as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues from all sources to be earned over a seven year period. Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Revenue forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s fair value.

During 2005, capitalized production costs for released films were approximately $312 thousand, and for those films not yet released was approximately $195 thousand. Additionally, as of December 31, 2005, Gaiam estimates that approximately $1.4 million or 28% of the unamortized costs for released films will be amortized during 2006, and approximately 70% of the unamortized costs for released films will be amortized within the next three years. Accumulated amortization for produced media content at December 31, 2005 and 2004 was approximately $6.8 million and $5.8 million, respectively. Amortization expense for produced media content for the years ended December 31, 2005, 2004 and 2003 was $1 million, $1.4 million, and $1.2 million, respectively.

Amortization expense for acquired media rights for the years ended December 31, 2005, 2004 and 2003 was $1.5 million, $687 thousand, and $492 thousand, respectively. Based upon the acquired and purchased media and audio titles and rights at December 31, 2005 the annual amortization expense for the next five years is expected to approximate $5 million per annum. Gaiam added $29 million in media assets from its acquisition of content and programming from GoodTimes Entertainment.

Based on the acquired and capitalized video production costs at December 31, 2005 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, the amortization expense for the next five to fifteen years is expected to continue to be $3 to $5 million per annum.

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

Gaiam completed its annual goodwill tests, using comparable company market multiples to establish the fair value of the reporting units, and found no goodwill impairment in either of its reporting units for 2005 and 2004.

Gaiam has allocated all of its goodwill balance of $17 million at December 31, 2005 to its two reporting units, business and direct to consumer, in the amounts of $11.3 million and $5.7 million, respectively. At December 31, 2004, Gaiam allocated goodwill in the amounts of $4.3 million and $5.5 million, respectively, to its business and direct to consumer reporting units. Goodwill is allocated to reporting units at the time of acquisition. The following table sets forth the changes in goodwill for the period December 31, 2003 through December 31, 2005 by business segment:

Goodwill (in thousands)	Direct to Consumer Segment	Business Segment	Total
Balance at December 31, 2003	$5,477	$4,032	$9,509
Foreign currency rate change	—	247	247
Balance at December 31, 2004	5,477	4,279	9,756
Additions	231	7,759	7,990
Foreign currency rate change		(351)	(351)
Balance at December 31, 2005	$5,708	$11,687	$17,395

Long-Lived Assets

Gaiam evaluates impairment of its long-lived assets, other than goodwill, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying value of long-lived assets held and used, other than goodwill, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset. Estimated fair market value is determined primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. Losses on long-lived assets held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Income Taxes

Gaiam provides for income taxes pursuant to the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.

Revenues

Revenue from the sale of products is recognized at the time merchandise is shipped to the customer. Revenue for services provided, such as design consultation for solar installations, is recognized when services are rendered. Licensing revenue is recognized upon delivery of the media licensed. Amounts billed to customers for postage and handling charges, which were approximately $7.6 million for 2005, $4 million for 2004, and $4.1 million for 2003 are recognized as revenue at the time that the revenues arising from the product being shipped are recognized. Postage and handling costs, which were approximately $8.3 million for 2005, $4.4 million for 2004, and $3.6 million for 2003, are included in selling and operating expense along with other fulfillment costs incurred to warehouse, package and deliver products to customers. Gaiam provides a reserve for expected future returns at the time the sale is recorded based upon historical experience and future expectations.

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

	For the Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$1,336	$(4,638)	$(972)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	72	72
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(398)	(611)	(161)
Pro forma	$938	$(5,177)	$(1,061)
Net income (loss) per common share
As reported	$0.08	$(0.32)	$(0.07)
Pro forma	$0.06	$(0.35)	$(0.07)
Fully diluted net income (loss) per common share:
As reported	$0.08	$(0.32)	$(0.07)
Pro forma	$0.05	$(0.35)	$(0.07)

New Accounting Pronouncements

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. SFAS No. 123R will require then outstanding options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period.

We are required to adopt SFAS 123R beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include modified prospective and modified retroactive adoption methods. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS 123R, while the modified retroactive methods would record compensation expense for all unvested stock options and share awards beginning in the first period restated. Although we are continuing to evaluate the requirements of SFAS 123R, we have determined that we will use the modified prospective method to adopt SFAS 123R. We have not completed our assessment of the impact of SFAS 123R; however, we believe that the adoption of SFAS No. 123R could have a material impact on our results of operations.

SFAS No. 154

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections or error made in fiscal years beginning after December 15, 2005. Consequently, Gaiam will adopt the provisions of SFAS 154 for its fiscal year beginning on January 1, 2006. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on Gaiam’s consolidated financial statements.

SFAS No. 155

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 allows financial instruments that have embedded derivatives that otherwise would require bifurcation from the host to be accounted for as a whole, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. The standard also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to determine whether interests are freestanding derivatives or are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest (that is itself a derivative financial instrument). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Gaiam will adopt SFAS 155 in its fiscal year commencing January 1, 2007. Management does not believe that SFAS 155 will have a material impact on Gaiam’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003

Numerator for basic and diluted earnings (loss) per share	$1,336	$(4,638)	$(972)

Denominator:
Weighted average shares for basic earnings (loss) per share	17,140	14,684	14,594

Effect of dilutive securities:
Weighted average of common stock, stock options, and warrants	214	—	—

Denominators for diluted earnings (loss) per share	17,354	14,684	14,594

Net income (loss) per share—basic	$0.08	$(0.32)	$(0.07)
Net income (loss) per share—diluted	$0.08	$(0.32)	$(0.07)

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

The purchase price was based upon an adjusted multiple of the earnings of LSI and factored in the identifiable, tangible assets of LSI. As Gaiam’s costs to start a U.K. distribution company of its own, both capital expenditures and working capital, and the loss of income produced by LSI, would have significantly exceeded the goodwill incurred in this purchase transaction. The results of operations of LSI are included in the consolidated financial statements of Gaiam from the effective acquisition date of January 1, 2003, and, in 2005, LSI changed its name to Gaiam Limited.

In the third quarter of 2005, Gaiam acquired a media catalog business and its customer mailing list. The total consideration given for these assets was 60,000 shares of Class A common stock, valued at $390 thousand. The customer mailing list was valued at approximately $160 thousand, and the balance of the purchase price was allocated to goodwill. Management believes that this media catalog, which is already established in the marketplace, will augment our Internet marketing in the direct to consumer distribution of our own media titles and those purchased as part of the GoodTimes Entertainment asset acquisition. The operating results of this catalog are included in the results of operations from August 1, 2005. These results are no significant to the overall consolidated Gaiam operations.

In August 2005, Gaiam, entered into agreements with Revolution Living, LLC; its founder, Steve Case, and Revolution Living’s LIME Media (“LIME”) subsidiary. Under the terms of the Transaction Agreement, Gaiam acquired a minority interest in LIME for approximately $7.5 million. This investment was accounted for using the equity method, so Gaiam’s share of the losses sustained by LIME from the date of acquisition through December 31, 2005, totaling $646 thousand, have been reflected in Gaiam’s statement of operations for 2005, and the “Investments” line on the balance sheet has been reduced accordingly. Effective in January 2006, Gaiam reduced its ownership in LIME. Please see Note 11 – Subsequent Events.

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

Of the total purchase price, Gaiam allocated $29,087 to the acquired media titles and content, $13,241 to the tangible assets purchased, and recorded $7,302 in assumed liabilities. This allocation of the total purchase price of the assets acquired from GoodTimes Entertainment was based on their estimated fair values as of the date of acquisition. Adjustments to these estimates will be included in the allocation of the purchase price, if the adjustment is determined within the purchase price allocation period of up to twelve months.

Gaiam commenced distribution of titles and content acquired in this asset purchase on September 13, 2005, and the results of sales in both the direct to consumer and business segments are included in the consolidated financial statements of Gaiam from this date.

In October 2005, Gaiam acquired a majority interest in a distribution company specializing in placing wellness media products in the grocery and drugstore channels for an approximately $750 thousand cash contribution to the company. Gaiam allocated the purchase price to the net tangible assets, and, as the company had negative net worth, Gaiam recorded $869 thousand in goodwill. Management feels that the company’s expertise in product placement in these under-penetrated channels more than compensates for the goodwill recorded.

On December 30, 2005, Gaiam increased its ownership percentage in Conscious Media, Inc., a multimedia company, to 51% for an additional investment of $3.5 million. Gaiam acquired shares directly from the Company for its $1.5 million in notes receivable and issued 146,667 shares of Gaiam Class A common stock and promissory notes totaling $240 thousand to certain Conscious Media shareholders. (One of these shareholders, a non-profit corporation, who had received their shares as a contribution prior to Gaiam’s original investment, sold their shares to Gaiam at a discount). Gaiam has recorded a reduction to retained earnings and its investment of $717 thousand to reflect its share of the results from operations of Conscious Media from the date of its original investment in 2002 to the end of 2005, when Gaiam acquired a majority interest. Gaiam valued the net tangible assets of Conscious Media at December 30, 2005, recorded the portion assignable to minority interest and recorded $6.9 million in goodwill. Management believes that Conscious Media’s expertise in media programming, development and post production will complement Gaiam’s current businesses and future growth, at a cost less than Gaiam could develop on its own. The results of operations of Conscious Media will be included in Gaiam’s statement of operations commencing in 2006 and their consolidated balance sheet has been consolidated into Gaiam’s balance sheet at December 31, 2005.

3. Property and Equipment

Property and equipment, stated at cost, consists of the following as of December 31:

	2005	2004
Land	$3,100	$3,100
Buildings	1,545	1,545
Furniture, fixtures and equipment	4,670	4,553
Leasehold improvements	1,321	1,239
Website development costs	4,094	3,761
Studio, computer and telephone equipment	10,890	5,546
Vehicles	636	638
Warehouse equipment	1,462	779
	27,718	21,161
Accumulated depreciation and amortization	(18,290)	(13,304)
	$9,428	$7,857

4. Leases

Gaiam leases office, retail, and warehouse space through operating leases. Gaiam has renewal clauses in some of these leases, which range from 1 to 10 years. The following schedule represents the annual future minimum payments, as of December 31, 2005 (in thousands):

Operating
2006	$2,861
2007	2,615
2008	947
2009	187
2010	161
2011	139
2012	120
Total minimum lease payments	$7,030

Gaiam incurred rent expense of $2.7 million, $2 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2005	2004
Accrued royalties	$6,596	$538
Deferred funding obligation – LIME investment	2,078	—
Accrued compensation	1,395	599
Other accrued liabilities	2,580	2,561
	$12,649	$3,698

6. Line of Credit

Gaiam is party to a revolving line of credit agreement with a financial institution, which expires during 2007. The credit agreement permits borrowings up to the lesser of $15 million or Gaiam’s borrowing base which is calculated based upon the collateral value of Gaiam’s accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 50 basis points or LIBO plus 275 basis points. Borrowings are secured by a pledge of Gaiam’s cash and investments held at the financial institution, accounts receivable, inventory and certain property and equipment. The credit agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam’s shareholders and requiring the maintenance of certain financial ratios. At December 31, 2005, Gaiam had no amounts outstanding under this agreement, and was in compliance with all the financial covenants.

7. Income Taxes

Gaiam’s provision for income taxes is comprised of the following:

	For the Years Ended December 31,
	2005	2004	2003
Current:
Federal	$346	$(2,157)	$(686)
State	48	(381)	(122)
International	301	662	512
	695	(1,876)	(296)
Deferred:
Federal	232	(482)	(142)
State	47	(82)	(23)
	279	(564)	(165)
Total	$974	$(2,440)	$(461)

Variations from the federal statutory rate are as follows:

	2005	2004	2003
Expected federal income tax expense at statutory rate of 34%	$978	$(2,079)	$(262)
Effect of permanent differences	30	28	44
State income tax expense, net of federal benefit and utilization of net operating loss	66	(301)	(91)
Effect of differences between U.S. taxation and foreign taxation	(100)	(88)	(153)
Other	—	—	1
Income tax expense	$974	$(2,440)	$(461)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of the net accumulated deferred income tax asset as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$130	$217
Inventory-related expense	560	653
Accrued liabilities	1,090	792
Prepaid and deferred catalog costs	(900)	(533)
Net operating loss carryback	2,746	2,881
Other	—	16
Total current deferred tax assets	$3,627	$4,026
Non-current:
Depreciation and amortization	(267)	(260)
Net operating loss carryforward	7,613	3,136
Foreign exchange rate gain	(64)	(219)
Total non-current deferred tax assets	$7,282	$2,657
Total net deferred tax assets	$10,909	$5,538

At December 31, 2005, no provision had been made for U.S. federal and state income taxes on approximately $2 million of undistributed foreign earnings, which are expected to be reinvested outside of the U.S. indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, Gaiam would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Gaiam’s foreign subsidiaries generated income before minority interest and income taxes of approximately $1.2 million, $2.1 million and $2.0 million in 2005, 2004 and 2003, respectively.

At December 31, 2005 Gaiam had net operating loss (NOL) carry forwards of approximately $19.6 million associated with acquisitions completed in 2001, 2002 and 2005, which may be used to offset future taxable income. These carryforwards expire beginning in 2019. The Internal Revenue Service Code contains provisions that limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of NOL carryforwards from tax periods prior to the ownership changes. Gaiam’s NOL carryforwards as of December 31, 2005 are subject to annual limitations due to changes in ownership.

Gaiam expects the deferred tax assets at December 31, 2005 to be fully recoverable and the deferred tax liabilities at December 31, 2005 to be fully satisfied through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2005 or 2004.

8. Stockholders’ Equity

In 2003, Gaiam issued 50,000 shares of Class A common stock in conjunction with the acquisition of 50.1% of Leisure Systems International Ltd. and 3,750 shares of Class A common stock to Gaiam’s independent directors in lieu of cash compensation for services rendered in 2002. In addition, Gaiam issued 15,208 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan.

In 2004, Gaiam issued 97,590 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan, and 11,251 shares of Class A common stock to Gaiam’s independent directors in lieu of cash compensation for services rendered in 2003.

In 2005, Gaiam issued a total of 8,221 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2004, and issued 62,634 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan. On July 7, 2005, Gaiam issued and sold 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP. These shares contain certain registration rights. On August 22, 2005, Gaiam issued and sold 2,500,000 shares of unregistered Class A common stock for an aggregate purchase price of $20 million to Revolution Living, LLC. Additionally, Gaiam issued 60,000 shares of Class A common stock as purchase consideration for a media catalog business and issued 146,667 shares of Class A common stock to purchase shares of Conscious Media, Inc.

As of December 31, 2005, Gaiam had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 1999 Long-Term Incentive Plan
Stock options outstanding	1,566,600
Shares reserved for issuance to directors in lieu of cash compensation for 2005 services rendered	8,221
Total shares reserved for future issuance	6,974,821

Each holder of shares of Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of shares of Class A common stock and shares of Class B common stock vote as a single group on all matters that are submitted to the shareholders for a vote. Accordingly, holders of a majority of the votes of the shares of Class A common stock and shares of Class B common stock entitled to vote in any election of directors may elect all of the directors who stand for election. As a result of voting rights described above, the holder of the Class B common stock has effective control of Gaiam. As of December 31, 2005 and 2004, all Class B common stock was held by the Chief Executive Officer of Gaiam.

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

9. Stock Option Plans

On June 1, 1999, Gaiam adopted its 1999 Long-Term Incentive Plan (“the Plan”), which provides for the granting of options to purchase up to 2.1 million shares of Gaiam’s common stock. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Plan. Employees of Gaiam and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the plan, which terminates no later than June 1, 2009. Options granted under the Plan generally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. Grants generally expire seven years from the date of grant.

Gaiam’s compensation expense was $72 thousand in each of 2004 and 2003. In 2000, deferred compensation was recorded in connection with acquisitions made by Gaiam in which options were issued to employees of an acquired company; options issued to employees whereby the grant price differed from the deemed fair value of Gaiam’s common stock; and options issued to non-employees for services to be provided over the related terms of their respective agreements.

In calculating deferred compensation for each equity award granted to non-employees, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:  risk-free interest rates ranging from 2.26% to 4.39%; expected dividend yield of zero; expected option lives of 5 years, and expected volatility of 0.42, 0.69 and 0.70, respectively. The amortization of deferred compensation is charged to operations over the vesting period of the options, which is typically 5 years. Total amortization expense recognized in 2004 and 2003 related to deferred compensation was $72 thousand in each year.

A summary of stock option activity and weighted average exercise prices for the years ended December 31, 2005 and 2004 follows:

	2005		2004
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,566,600	$7.57	1,704,680	$7.52
Granted:
Price equal to fair value	206,500	$9.88	38,000	$6.23
Exercised	(62,634)	$5.60	(97,590)	$6.34
Forfeited	(205,902)	$8.98	(78,490)	$5.95
Outstanding at end of year	1,504,564	$7.74	1,566,600	$7.57
Exercisable at end of year	1,071,714	$7.91	917,080	$7.47
Shares available on December 31, for options that may be granted	307,792		315,532

A summary of stock options outstanding as of December 31, 2005 follows:

Outstanding Stock Options				Exercisable Stock Options
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise		Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Shares	Price
$4.00 - $4.99	445,164	0.5	$4.38	442,464	$4.38
$5.00 - $5.99	431,220	4.1	$5.27	188,800	$5.19
$6.00 - $6.99	29,800	5.4	$6.63	9,570	$6.60
$9.00 - $9.99	3,500	3.6	$9.75	3,500	$9.75
$10.00 - $10.99	361,100	4.5	$10.21	196,100	$10.21
$12.00 - $12.99	30,000	2.2	$12.38	30,000	$12.38
$13.00 - $13.99	2,500	6.9	$13.37	0	$0.00
$14.00 - $14.99	5,000	3.5	$14.81	5,000	$14.81
$15.00 - $15.99	187,280	2.5	$15.31	187,280	$15.31
$16.00 - $16.99	7,000	1.8	$16.35	7,000	$16.35
$17.00 - $17.99	2,000	1.6	$17.18	2,000	$17.18
	1,504,564	2.9	$7.74	1,071,714	$7.91

In estimating the pro forma compensation expense for each equity award granted during the year, Gaiam used the Black Scholes option pricing model, with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively:  risk-free interest rates ranging from 2.26% and 4.39%, expected dividend yield of zero; expected option lives of 5 years, and expected volatility of 0.42, 0.69 and 0.70, respectively.

	2005	2004	2003
Weighted-average fair value of options granted during the year:
Price equal to fair value	$4.37	$3.48	$3.21
Price less than fair value	$—	$—	$—

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

10. Segment and Geographic Information

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

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

Segment Information

	Year Ended December 31,
	2005	2004	2003
Net revenue:
Direct to consumer	$72,337	$52,428	$50,457
Business	70,155	44,229	51,543
Consolidated net revenue	142,492	96,657	102,000
Contribution margin:
Direct to consumer	(781)	(82)	594
Business	3,867	(6,208)	(1,876)
Consolidated contribution margin	3,086	(6,290)	(1,282)
Reconciliation of contribution margin to net income (loss):
Other income (expense)	(175)	109	546
Income tax expense (benefit)	974	(2,440)	(461)
Minority interest in net income of consolidated subsidiary, net of income taxes	(601)	(897)	(697)
Net income (loss)	$1,336	$(4,638)	$(972)

Long-lived assets

The direct to consumer segment had allocated long-lived assets of $11.2 million, $6.0 million, and $6.8 million at December 31, 2005, 2004, and 2003, respectively. The business segment had allocated long-lived assets of $36.8 million, $13.0 million, and $16.2 million at December 31, 2005, 2004 and 2003, respectively. The following represents the composition of long-lived assets:

	2005	2004	2003
Long-lived assets (in thousands):
Property and equipment, net	$9,428	$7,857	$10,313
Media library, net	38,339	10,884	12,178
Other assets (1)	282	205	456
Total long-lived assets	$48,049	$18,946	$22,947

(1) Excludes security deposits of $138, $102, and $200 for 2005, 2004 and 2003, respectively.

Major Customer

Sales to our largest customer for 2005, 2004 and 2003 accounted for approximately 12.1%, 13.2% and 10.9% of total revenue, respectively, during these periods.

Geographic Information

Gaiam has three major geographic territories where it sells and distributes essentially the same products. The geographic territories are the U.S., Canada and the United Kingdom. The following represents geographical data for Gaiam’s operations:

	2005	2004	2003
Revenue:
Canada	$801	$450	$2,201
United Kingdaom	13,657	16,815	14,484
United States	128,034	79,392	85,315
	$142,492	$96,657	$102,000

Long-Lived Assets:
The Netherlands	$740	$801	$863
United Kingdom	989	1,028	1,710
United States	44,879	17,014	20,374
	$46,608	$18,843	$22,947

10.  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except for per share data):

	Fiscal 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$26,324	$21,706	$30,139	$64,322
Gross profit	13,749	10,557	16,713	39,496
Operating income (loss)	287	(1,271)	878	3,193
Net income (loss)	116	(766)	505	1,481
Diluted net income (loss) per share	$0.01	$(0.05)	$0.03	$0.07
Weighted average shares outstanding-diluted	14,820	14,820	18,892	20,595

	Fiscal 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$23,775	$17,031	$21,023	$34,828
Gross profit	12,676	8,540	9,827	16,968
Operating income (loss)	(329)	(3,634)	(2,324)	(3)
Net income (loss)	(329)	(2,215)	(1,530)	(564)
Diluted net income (loss) per share	$(0.02)	$(0.15)	$(0.10)	$(0.04)
Weighted average shares outstanding-diluted	14,615	14,686	14,712	14,723

Note:      The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

11.  Subsequent Events

Gaiam has entered into an agreement with Alps Communications LLC and Life Balance Media Holdings LLC, effective January 5, 2006, to sell 19,968 Series A Preferred Units of LIME. The purchase price per unit was equal to the amount of Gaiam paid for its investment. Alps Communications assumed all unpaid Series A Capital Contribution commitments from Gaiam and executed a promissory note in the principal amount of $2,250,000. After the closing of this transaction, Gaiam owns 4,876 units, or less than 4%, of LIME.

Financial Statement Schedule II

Gaiam, Inc.

Schedule II - Consolidated Valuation and Qualifying Accounts

Years Ended December 31,  2005, 2004 and 2003

(in thousands)

	Balance at beginning of Year	Additions Charged to costs and expenses	Deductions	Balance at end of Year (1)

Allowance for Doubtful Accounts:
2005	$642	$945	$826	$761
2004	$801	$892	$1,051	$642
2003	$854	$1,157	$1,210	$801

Reserve for Sales Returns:
2005	$1,814	$6,159	$1,935	$6,038
2004	$1,133	$1,153	$472	$1,814
2003	$931	$608	$406	$1,133

(1) Includes reserves associated with acquired assets/companies

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2005, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Gaiam’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to affect, Gaiam’s internal control over financial reporting.

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

Gaiam’s management assessed the effectiveness of Gaiam’s internal control over financial reporting as of December 31, 2005. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on that assessment, management concluded that, as of December 31, 2005, Gaiam’s internal control over financial reporting is effective based on those criteria.

Gaiam’s assessment of the effectiveness of Gaiam’s internal control over financial reporting as of December 31, 2005 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.          Other Information

Not applicable.

Part III

Item 10.           Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders, to be held on June 22, 2006, to be filed with the Commission pursuant to Regulation 14A.

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

Item 11.           Executive Compensation

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders, to be held on June 22, 2006, to be filed with the Commission pursuant to Regulation 14A.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 22, 2006, to be filed with the Commission pursuant to Regulation 14A.

Item 13.           Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 22, 2006, to be filed with the Commission pursuant to Regulation 14A.

Item 14.           Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 22, 2006, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A)	Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules.

Schedule II Consolidated Valuation and Qualifying Accounts.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Registration Statement on Form S-1 (No. 333-83283)).

3.2	Bylaws of Gaiam, Inc. (filed herewith).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Registration Statement on Form S-1 (No. 333-83283)).

10.1

Amended and Restated Credit Agreement dated July 29, 2005 between Gaiam, Inc. and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).

10.2	Gaiam, Inc. 1999 Long-Term Incentive Plan (filed herewith).

10.3	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Registration Statement on Form S-4 (No. 333-50560)).

10.4

First Lease Amendment, dated March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002).

10.5	Second Lease Amendment, dated October 5, 2005, between Gaiam, Inc. and Duke-Weeks Realty (filed herewith).

10.6	Lease Amendment, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty (filed herewith).

10.7

Class A Stock Purchase Agreement, dated as of June 10, 2005, as amended and restated June 16, 2005, among Gaiam, Inc. and the purchasers set for on the signature pages to the Agreement (incorporated by reference to exhibit 10.1 of Gaiam’s current report on Form 8-K dated June 10, 2005).

10.8

Asset Purchase Agreement, dated as of July 8, 2005, among Gaiam, Inc., GT Brands LLC, GT Merchandising & Licensing LLC, Gym Time, LLC, BSBP Productions LLC, and GoodTimes Entertainment LLC (incorporated by reference to exhibit 10.1 of Gaiam’s current report on Form 8-K dated July 7, 2005), as amended by Amendment dated as of September 8, 2005 among Gaiam, Inc., GT Brands LLC, GT Merchandising & Licensing LLC, Gym Time, LLC, BSBP Productions LLC, and GoodTimes Entertainment LLC (incorporated by reference to exhibit 10.1 of Gaiam’s current report on Form 8-K dated September 13, 2005).

10.9

Transaction Agreement dated as of August 4, 2005 among Gaiam, Inc., Revolution Living, LLC and Life Balance Media Holdings, LLC (incorporated by reference to exhibit 10.1 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.10

Shareholders Agreement dated as of August 4, 2005 among Gaiam, Inc., Jirka Rysavy, Revolution Living, LLC, and Stephen M. Case (incorporated by reference to exhibit 10.1 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.11	Form of Employment Agreement between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to exhibit 10.1 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.12	Form of Employment Agreement between Gaiam, Inc. and Lynn Powers (incorporated by reference to exhibit 10.1 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.13

Insurance and Stock Redemption Agreement dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to exhibit 10.1 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.14	Gaiam, Inc. Executive Officer Salaries (incorporated by reference to exhibit 10.6 of Gaiam's current report on Form 8-K dated August 3, 2005, and additional disclosure filed herewith).

10.15	Gaiam, Inc. Nonemployee Director Compensation (filed herewith).

10.16	Form of Stock Option Agreement under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).

21.1	List of Gaiam Subsidiaries (filed herewith).

23.1	Consent letter from Ehrhardt Keefe Steiner & Hottman (filed herewith).

23.2	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on this 13th day of March, 2006.

GAIAM, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board and	March 13, 2006
Jirka Rysavy	Chief Executive Officer
(Principal Executive Officer)

/s/ Lynn Powers	President, Secretary and	March 13, 2006
Lynn Powers	Director

/s/ James Argyropoulos	Director	March 13, 2006
James Argyropoulos

/s/ Barnet M. Feinblum	Director	March 13, 2006
Barnet M. Feinblum

/s/ Barbara Mowry	Director	March 13, 2006
Barbara Mowry

/s/ Ted Nark	Director	March 13, 2006
Ted Nark

/s/ Paul H. Ray	Director	March 13, 2006
Paul H. Ray

/s/ Janet Mathews	Chief Financial Officer	March 13, 2006
Janet Mathews	(Principal Financial Officer)

/s/ Michael Frazho	Controller	March 13, 2006
Michael Frazho	(Principal Accounting Officer)