Form 10-Q
period 2006-03-31
GAIAM INC
filed 2006-05-05
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 3, 2006
Class A Common Stock ($.0001 par value)	15,560,378

Class B Common Stock	5,400,000

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. When used in this discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements. Gaiam’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, consumer trends, acquisitions, new initiatives undertaken by Gaiam, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in Gaiam’s filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management’s view only as of the date of this report. We undertake no obligation to update any forward-looking information.

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	March 31,	December 31,
	2006	2005
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$15,763	$15,028
Accounts receivable, net	23,507	28,067
Inventory, less allowances	22,094	20,792
Deferred advertising costs	3,299	3,917
Deferred tax assets	3,176	3,627
Other current assets	6,189	4,838
Total current assets	74,028	76,269

Property and equipment, net	9,313	9,428
Media library, net	37,236	38,339
Goodwill and other intangibles	17,578	17,541
Non-current deferred tax assets	8,301	7,282
Notes receivable and other assets	4,123	7,242
Total assets	$150,579	$156,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,656	$25,843
Accrued liabilities	10,863	12,649
Other current liabilities	440	561
Total current liabilities	30,959	39,053

Long-term liabilities	—	1,663
Total liabilities	30,959	40,716

Minority interest	8,233	8,099

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 15,325,988 and 15,010,736 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2006 and December 31, 2005	1	1
Additional paid-in capital	98,978	95,840
Accumulated other comprehensive income	337	264
Retained earnings	12,070	11,180
Total stockholders’ equity	111,387	107,286
Total liabilities and stockholders’ equity	$150,579	$156,101

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2006	2005

Net revenue	$51,752	$26,324
Cost of goods sold	18,590	12,575
Gross profit	33,162	13,749

Expenses:
Selling and operating	28,906	11,690
Corporate, general and administration	3,246	1,772
Total expenses	32,152	13,462

Income from operations	1,010	287

Other income	534	91
Interest income	43	25
Total other income	577	116

Income before income taxes and minority interest	1,587	403

Income tax expense	612	130
Minority interest in net income of consolidated subsidiaries, net of tax	(85)	(157)
Net income	$890	$116

Net income per share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Shares used in computing net income per share:
Basic	20,435	14,820
Diluted	20,795	14,914

See accompanying notes to the condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited – In thousands)

	For the Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$890	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	518	574
Amortization	1,164	523
Minority interest in consolidated subsidiaries	85	157
Non-cash gain from equity investment	(519)	—
Non-cash gain compensation expense	84	191
Deferred income tax expense	457
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,364	1,947
Inventory	(1,269)	(526)
Deferred advertising costs	618	569
Other current assets	(1,350)	(72)
Other assets	(113)	(48)
Accounts payable	(6,188)	(1,834)
Accrued liabilities	(716)	(938)
Income taxes payable	(68)	(61)
Net cash provided by (used in) operating activities	(1,043)	598

Investing activities
Purchase of property, equipment and media rights	(191)	(93)
Net cash used in investing activities	(191)	(93)

Financing activities
Proceeds from issuance of common stock	1,889	—
Net cash provided by financing activities	1,889	—

Effects of exchange rates on cash and cash equivalents	80	(34)
Net change in cash and cash equivalents	735	471
Cash and cash equivalents at beginning of period	15,028	10,439
Cash and cash equivalents at end of period	$15,763	$10,910

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$126	$189

See accompanying notes to the condensed consolidated financial statements

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2006

1.               Interim Condensed Consolidated Financial Statements

Organization and Nature of Operations

Gaiam, Inc. is a branded lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, natural health, and inspirational media. Gaiam was incorporated under the laws of the State of Colorado on July 7, 1988.

The accompanying condensed consolidated financial statements include the accounts of Gaiam and its subsidiaries in which Gaiam’s ownership is greater than 50% and the subsidiary is considered to be under Gaiam’s control. All material intercompany accounts and transaction balances have been eliminated in consolidation.

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of March 31, 2006, the interim results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. These interim statements have not been audited. The balance sheet as of December 31, 2005 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

The interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make judgments, estimates and assumptions that affect the amounts reported in Gaiam’s consolidated financial statements and accompanying notes. The consolidated financial statements contained herein should be read in conjunction with Gaiam’s audited financial statements, including the notes thereto, for the year ended December 31, 2005. No changes were made to our significant policies during the three months ended March 31, 2006, except for the adoption of Financial Accounting Standards Board’s (“FASB”) Statement No. 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment”. See Summary of Significant Accounting Policies discussed below.

The consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

Summary of Significant Accounting Policies

Management believes the following to be critical accounting policies whose application has a material impact on Gaiam’s financial presentation, and involve a higher degree of complexity, as they require management to make judgments and estimates about matters that are inherently uncertain.

Provisions for Doubtful Accounts and Returns

Gaiam records a provision for doubtful accounts for all receivables not expected to be collected. Gaiam generally does not require collateral. Gaiam evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances in which Gaiam is aware of a specific customer’s inability to meet its financial obligations (e.g. bankruptcy filings). Gaiam records a specific reserve for bad debts against amounts due. For all other instances, Gaiam recognizes reserves based on historical experience and review of individual accounts outstanding.

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

Investments

Investments in corporations over which Gaiam does not have the ability to exercise significant influence, and in which Gaiam has a less than twenty percent ownership interest, are accounted for under the cost method. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. Investments in limited liability companies in which Gaiam does not have the ability to exercise significant influence or control, and in which it holds a five percent or more membership interest, are accounted for under the equity method. Under the equity method, Gaiam records its share of the income or losses of the investment by increasing or decreasing the carrying value of its investment and recording the income or expense through the consolidated statement of operations. Investments under the cost and equity methods are included on the accompanying consolidated balance sheet in “Notes Receivable and Other Assets”.

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

Stock-Based Compensation

Prior to January 1, 2006, Gaiam accounted for its stock option program under the recognition and measurement provisions of APB Opinion No. 25(“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. No stock based compensation cost was recognized in the Statement of Operations for the quarter ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the first quarter of fiscal 2006, Gaiam adopted the provisions of and accounted for stock-based compensation in accordance with the “SFAS 123R” which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Gaiam elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service periods using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS No. 123R did not have a material impact on Gaiam’s consolidated financial position, results of operations and cash flows. See Note 4 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for the three months ended March 31, 2005 as if Gaiam had recorded stock-based compensation expense.

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any outstanding commitments pursuant to long-term debt obligations, capital lease obligations or purchase obligations. The following table shows Gaiam’s commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$6,443	$3,019	$2,883	$322	$219

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2006, Gaiam is not involved in any unconsolidated SPEs or VIEs.

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

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP 115-1, that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The final FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The guidance in FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

2.               Notes Receivable and Other Assets

Notes receivable and other assets as of March 31, 2006 consisted of $1.4 million of investments, $0.5 million of other long-term assets, and $2.2 million in notes receivable. As of January 5, 2006, Gaiam entered into an agreement with Alps Communications LLC and Life Balance Media Holdings LLC (“LIME”), to sell 19,968 Series A Preferred Units of LIME. The purchase price per unit was equal to the amount Gaiam paid for its investment. Alps Communications assumed all unpaid Series A Capital Contribution commitments from Gaiam and executed a promissory note in the principal amount of $2,250,000. After the closing of this transaction, Gaiam owns 4,876 units, or less than 4%, of LIME. This transaction resulted in a gain of $0.5 million shown as Other Income on the Condensed Consolidated Statement of Operations for the three-months ended March 31, 2006. Notes receivable and other assets as of December 31, 2005 consisted of $6.8 million of investments and $0.4 million of other assets.

3.               Stockholders’ Equity

During the first quarter of 2006, Gaiam issued a total of 5,412 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2005 and 2006. In addition, for the three months ended March 31, 2006, Gaiam issued 309,840 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

4.               Stock-Based Compensation

Gaiam’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. Gaiam grants options from the 1999 Long-Term Incentive Plan (the “Plan”), which provides for the granting of options to purchase up to 2.1 million shares of Gaiam’s Class A common stock. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Plan. Employees of Gaiam and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the plan, which terminates no later than June 1, 2009. Options granted under the Plan generally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. Grants generally expire seven years from the date of grant.

 Gaiam uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of fair value stock-based payment awards on the date of grant using an option-pricing model is affected by Gaiam’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include Gaiam’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Gaiam estimates the expected term of options by taking the actual vesting term of the option. Expected volatilities are based on historical realized volatility of Gaiam’s stock. Gaiam’s use of historical realized volatility is based upon the expectation that future volatility over the expected term is not likely to differ from historical results. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. Gaiam does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used in the option valuation model. In accordance with SFAS 123R, Gaiam is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Total stock-based compensation recognized was $0.1 million and is shown in corporate, general, and administration expenses on Gaiam’s condensed consolidated financial statements for the quarter ended March 31, 2006.

The following table set forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if Gaiam had accounted for its stock-based compensation plan under the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income as reported	$116
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(80)
Pro forma	$36
Net income per common share
As reported	$0.01
Pro forma	$—
Fully diluted net income per common share
As reported	$0.01
Pro forma	$—

5.               Comprehensive Income

Gaiam’s comprehensive income is comprised of net income and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$890	$116
Foreign currency translation adjustment, net	85	(65)
Comprehensive income net of taxes	$975	$51

6.               Earnings per Share

Basic earnings per share exclude any dilutive effects of options, warrants and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Numerator for basic and diluted
Earnings per share	$890	$116
Denominator:
Weighted average shares for basis earnings per share	20,435	14,820
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	360	94

Denominators for diluted earnings per share	20,795	14,914

Net income per share – basic	$0.04	$0.01
Net income per share - diluted	$0.04	$0.01

7.               Segment Information

Gaiam manages its business and aggregates its operational and financial information in accordance with two reportable segments. The business segment comprises sales to businesses, retailers, corporate accounts, and media outlets, while the direct to consumer segment includes catalog, print advertising, e-commerce channels, DRTY, and subscription clubs.

Although Gaiam is able to track revenue by sales channel, management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net revenue:
Direct to consumer	$26,110	$13,313
Business	25,642	13,011
Consolidated net revenue	51,752	26,324
Contribution margin (loss):
Direct to consumer	(619)	166
Business	1,629	121
Consolidated contribution margin	$1,010	$287
Reconciliation of contribution margin to net income:
Other income	577	116
Income tax expense	612	130
Minority interest in net income of consolidated subsidiaries, net of tax	(85)	(157)
Net income	$890	$116

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document.

Overview and Outlook

Gaiam is a branded lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, natural health, and inspirational media. Gaiam’s media brand is built around its ability to develop and offer media content, products and lifestyle solutions to consumers in the Lifestyle of Health and Sustainability (“LOHAS”) and the emerging Media that Matters (“MTM”) markets.

Gaiam offers its customers the ability to make purchasing decision based on these values while providing quality offerings at a price comparable to mainstream alternatives. Gaiam markets its media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, subscription clubs, catalog, broadband, and through national retailers and corporate accounts. As of March 31, 2006, its home media was carried by more than 58,000 retail stores in the United States alone, and it had approximately 7 million direct buyers.

Gaiam’s content forms the basis of its proprietary offerings, which then drive demand for parallel product and service offerings. Its operations are vertically integrated from content creations, through product development and sourcing, to customer service and distribution. Gaiam markets its products and services across two segments, business and direct-to-consumer. Products are distributed in each of these sales segments from a single fulfillment center.

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

During the three-months ended March 31, 2006, both reportable segments contributed roughly equal revenue with the business segment generating revenue of $25.6 million, and the direct-to-consumer segment generating revenue of $26.1 million. Gaiam expects to generate over $200 million in annual revenues in 2006.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended March 31,
	2006	2005
Net revenue	100.0%	100.0%
Cost of goods sold	35.9%	47.8%
Gross profit	64.1%	52.2%
Expenses:
Selling and operating	55.8%	44.4%
Corporate, general and administrative	6.3%	6.7%
Total expenses	62.1%	51.1%
Income from operations	2.0%	1.1%
Other income, net	1.1%	0.4%
Income before income taxes and minority interest	3.1%	1.5%
Income tax expense	1.2%	0.5%
Minority interest in net income of consolidated subsidiaries, net of tax	-0.2%	-0.6%
Net income	1.7%	0.4%

Three months ended March 31, 2006 versus three months ended March 31, 2005

Revenue of $51.8 million for the three months ended March 31, 2006 increased 96.6% from $26.3 million for the three months ended March 31, 2005. Gaiam’s increase in revenue was equally divided between the direct to consumer segment, in which revenue increased 96.1% to $26.1 million, and the business segment, in which revenue increased 97.1% to $25.6 million. The combination of internal revenue growth of 27.8% coupled with sales of media titles acquired from GoodTimes Entertainment primarily accounted for the increase in revenues.

Gross profit, which consists of revenue less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased to $33.2 million for the first quarter of 2006 from $13.7 million during the same period in 2005. As a percentage of revenue, gross profit for the first quarter of 2006 increased to 64.1% in 2006 from 52.2% in the first quarter of 2005. The increase was primarily due to strong media sales, which generate higher margins, the leverage on purchasing discounts associated with higher DVD sales volume and the elimination of fees previously paid for third party distribution.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) increased to $28.9 million for the three months ended March 31, 2006 as compared to $11.7 million in the same period of 2005, primarily resulting from the GoodTimes asset acquisition. As a percentage of revenue, selling and operating expenses increased to 55.8 % in 2006 from 44.4% in 2005 reflecting GoodTimes acquisition transition costs and a change in revenue mix toward increased media which carries higher selling and operating expenses including merchandising fees and advertising costs.

Corporate, general and administration expenses increased to $3.2 million for the first quarter of 2006 compared to $1.8 million for the same 2005 period, primarily due to Gaiam’s planned investments to support the increased revenue base. As a percentage of revenue, corporate, general and administration expenses decreased to 6.3% in the first quarter of 2006 from 6.7% in the comparable 2005 period, as a result of economies of scale achieved on the increased revenue base.

Operating income was $1.0 million for the three months ended March 31, 2006 compared to $0.3 million for the three months ended March 31, 2005, primarily reflecting higher gross profit margin, partially offset by the related increase in selling and operating expenses.

Gaiam recorded $0.6 million and $0.1 million in other income for the three months ended March 31, 2006 and 2005, respectively. The increase in 2006 primarily consists of the gain from the LIME transaction. The share of net income associated with minority interest was $0.1 million during the first quarter of 2006, compared to the share of net income of $0.2 million for the comparable 2005 period.

Gaiam recorded income tax expense of $0.6 million for the three months ended March 31, 2006 compared to $0.1 million for the three months ended March 31, 2005. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net income was $0.9 million, or $0.04 per share, for the three months ended March 31, 2006, as compared to $0.1 million, or $0.01 per share, for the three months ended March 31, 2005.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to acquisition and development of media content, development of Internet and new products, acquisitions of new businesses, replacements, expansions and improvements to Gaiam’s infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. Additionally, Gaiam will continue to pursue opportunities to expand its media libraries, evaluate possible investments in businesses, products and technologies, and increase its sales and marketing programs and brand promotions as needed.

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable and inventory. At March 31, 2006, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants. This credit agreement expires on July 31, 2007. Should Gaiam choose to borrow under the credit agreement, outstanding advances bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities used net cash of $1.0 million for the three-months ended March 31, 2006, primarily reflecting the use of funds to reduce accounts payable of $6.2 million and an increase in other current assets of $1.4 million including advances in media production and acquired media programming. This use of funds was partially offset by a decrease in accounts receivable of $5.4 million, and non-cash charges to net income of $1.7 million. During the three-months ended March 31, 2005, Gaiam’s operating activities generated $0.6 million reflecting a decrease in accounts receivable of $1.9 million and non-cash charges to net income of $1.4 million, partially offset by the use of funds to reduce accounts payable of $1.8 million.

Gaiam’s investing and acquisition activities used net cash of $0.2 million and $0.1 million for the purchase of property, equipment and media rights during the first three months of 2006 and 2005, respectively.

Gaiam’s financing activities provided net cash of $1.9 million for the three months ended March 31, 2006 reflecting the exercise of stock options during the quarter.

On April 7, 2006, Gaiam filed a shelf registration statement on Form S-3 with respect to an offering of up to $100,000,000 of Class A Common Stock, par value $.0001. However, Gaiam my elect not to sell any shares under the registration statement and consequently no funds may be raised.

Gaiam believes its available cash, cash expected to be generated from operations, cash generated by the future sale of unregistered Class A common stock, and borrowing capabilities, should be sufficient to fund its operations on both a short-term and long-term basis. However, Gaiam’s projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

In the normal course of our business, Gaiam investigates, evaluates and discusses acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS and MTM markets. For any future investment, acquisition or joint venture opportunities, Gaiam may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Gaiam is exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. Gaiam does not engage in financial transactions for trading or speculative purposes.

Any borrowings Gaiam might make under its bank credit facility would bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Gaiam does not have any amounts outstanding under its credit facility, so any unfavorable change in interest rates would not have a material impact on Gaiam’s results from operations or cash flows unless Gaiam makes borrowings in the future.

Gaiam purchases a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. Because the percentage of Gaiam’s international purchases denominated in currencies other than the U.S. dollar is small, any currency risks related to these transactions are immaterial to Gaiam. A decline in the relative value of the U.S. dollar to other foreign currencies could, however, lead to increased purchasing costs. In order to mitigate this exposure, Gaiam makes virtually all of its purchase commitments in U.S. dollars.

In 2003, Gaiam purchased a 50.1% interest in Gaiam Limited, a U.K. based distributor. Because Gaiam Limited’s revenue is primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations. However, Gaiam has determined that no material market risk exposure to its consolidated financial position, results of operations or cash flows existed as of March 31, 2006.

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of March 31, 2006, Gaiam’s chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in Gaiam’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Gaiam’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, Gaiam is involved in legal proceedings that it considers to be in the normal course of business. Gaiam does not believe that any of these proceedings will have a material adverse effect on its business.

Item 1A.

Risk Factors

No material changes

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

	a)	Exhibits

		Exhibit No.	Description
		10.1	Executive Officer Compensation
		31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
		31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
		32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
		32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
May 4, 2006

By:	/s/	Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/	Vilia Valentine
Vilia Valentine
Chief Financial Officer