Form 10-Q
period 2006-06-30
GAIAM INC
filed 2006-08-07
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒                  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐              Accelerated Filer ☒

Non-Accelerated Filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 4, 2006
Class A Common Stock	21,304,030
($.0001 par value)

Class B Common Stock	5,400,000
($.0001 par value)

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties.  When used in this discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements.  Gaiam’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report.  Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, consumer trends, acquisitions, new initiatives undertaken by Gaiam, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in Gaiam’s filings with the Securities and Exchange Commission.  We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management’s view only as of the date of this report.  We undertake no obligation to update any forward-looking information.

GAIAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$105,335	$15,028
Accounts receivable, net	15,414	28,067
Inventory, less allowances	24,020	20,792
Deferred advertising costs	3,592	3,917
Deferred tax assets	4,705	3,627
Other current assets	5,726	4,838
Total current assets	158,792	76,269

Property and equipment, net	8,778	9,428
Media library, net	36,373	38,339
Goodwill and other intangibles	20,067	17,541
Non-current deferred tax assets	8,201	7,282
Notes receivable and other assets	5,392	7,242
Total assets	$237,603	$156,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,868	$25,843
Accrued liabilities	7,225	12,649
Other current liabilities	46	561
Total current liabilities	23,139	39,053

Long-term liabilities	—	1,663
Total liabilities	23,139	40,716

Minority interest	8,332	8,099

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 21,294,030 and 15,010,736 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	194,562	95,840
Accumulated other comprehensive income	663	264
Retained earnings	10,904	11,180
Total stockholders’ equity	206,132	107,286
Total liabilities and stockholders’ equity	$237,603	$156,101

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	June 30,
	2006	2005

Net revenue	$43,161	$21,706
Cost of goods sold	16,270	11,149
Gross profit	26,891	10,557

Expenses:
Selling and operating	26,016	9,935
Corporate, general and administration	3,551	1,893
Total expenses	29,567	11,828

Loss from operations	(2,676)	(1,271)

Other income (expense)	19	(53)
Interest income	532	45
Total other income (expense)	551	(8)

Loss before income taxes and minority interest	(2,125)	(1,279)

Income tax benefit	(804)	(532)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	155	(19)
Net loss	$(1,166)	$(766)

Net loss per share:
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)
Shares used in computing net loss per share:
Basic	23,140	14,820
Diluted	23,140	14,820

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Six Months Ended
	June 30,
	2006	2005

Net revenue	$94,913	$48,030
Cost of goods sold	34,860	23,724
Gross profit	60,053	24,306

Expenses:
Selling and operating	54,922	21,625
Corporate, general and administration	6,797	3,665
Total expenses	61,719	25,290

Loss from operations	(1,666)	(984)

Other income	553	38
Interest income	575	70
Total other income	1,128	108

Loss before income taxes and minority interest	(538)	(876)

Income tax benefit	(192)	(402)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	70	(176)
Net loss	$(276)	$(650)

Net loss per share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)
Shares used in computing net loss per share:
Basic	21,795	14,820
Diluted	21,795	14,820

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(276)	$(650)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,064	1,145
Amortization	2,074	802
Minority interest in consolidated subsidiaries	(70)	176
Non-cash gain from equity investment	(519)	—
Non-cash stock-based compensation	194	—
Deferred income tax expense	(211)	382
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,496	5,620
Inventory	(3,026)	663
Deferred advertising costs	325	641
Other current assets	(1,788)	(150)
Other assets	(141)	(145)
Accounts payable	(10,034)	(3,882)
Accrued liabilities	(3,611)	(504)
Other current liabilities	(460)	(1,312)
Net cash (used in) provided by operating activities	(2,983)	2,786

Investing activities
Purchase of property, equipment and media rights	(379)	(767)
Proceeds from sale of property and equipment	297	—
Purchase of investment	(3,548)	—
Net cash used in investing activities	(3,630)	(767)

Financing activities
Proceeds from issuance of common stock, net	96,496	—
Net cash provided by financing activities	96,496	—

Effects of exchange rates on cash and cash equivalents	424	(199)

Net change in cash and cash equivalents	90,307	1,820
Cash and cash equivalents at beginning of period	15,028	10,439
Cash and cash equivalents at end of period	$105,335	$12,259

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$92	$560

See accompanying notes to the interim condensed consolidated financial statements

Gaiam, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2006

1.               Interim Condensed Consolidated Financial Statements

Organization and Nature of Operations

Gaiam, Inc. (“Gaiam”) is a branded lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, and responsible media. Gaiam was incorporated under the laws of the State of Colorado on July 7, 1988.

The accompanying interim condensed consolidated financial statements include the accounts of Gaiam and its subsidiaries in which Gaiam’s ownership is greater than 50% and the subsidiary is considered to be under Gaiam’s control. All material intercompany accounts and transaction balances have been eliminated in consolidation.

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of June 30, 2006, the interim results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. These interim statements have not been audited. The balance sheet as of December 31, 2005 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

The interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make judgments, estimates and assumptions that affect the amounts reported in Gaiam’s consolidated financial statements and accompanying notes. The interim condensed consolidated financial statements contained herein should be read in conjunction with Gaiam’s audited financial statements, including the notes thereto, for the year ended December 31, 2005. No changes were made to our significant policies during the three and six months ended June 30, 2006, except for the adoption of Financial Accounting Standards Board’s (“FASB”) Statement No. 123 — revised 2004 (“SFAS  123R”), “Share-Based Payment”. See Summary of Significant Accounting Policies discussed below.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts and highly liquid instruments, with maturities of three months or less at the date of purchase. The fair value of the cash and cash equivalents approximates their carrying value due to their short maturities.

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

Investments

Investments in limited liability companies in which Gaiam does have the ability to exercise significant influence or control, or in which it holds a five percent or more membership interest, are accounted for under the equity method. Investments in corporations in which Gaiam does have the ability to exercise significant influence or control, or in which it holds a twenty percent or more ownership, are also accounted for under the equity method. Under the equity method, Gaiam records its share of the income or losses of the investment by increasing or decreasing the carrying value of its investment and recording the income or expense through the consolidated statement of operations. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. Investments under the cost and equity methods are included on the accompanying consolidated balance sheet in “Notes receivable and other assets”.

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

Stock-Based Compensation

Prior to January 1, 2006, Gaiam accounted for its stock option program under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. No stock based compensation cost was recognized in the Statement of Operations for the quarter or six months ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the first quarter of fiscal 2006, Gaiam adopted the provisions of and accounted for stock-based compensation in accordance with SFAS 123R, which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Gaiam elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service periods using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R did not have a material impact on Gaiam’s consolidated financial position, results of operations and cash flows. See Note 4 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for the three and six months ended June 30, 2005 as if Gaiam had recorded stock-based compensation expense.

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any outstanding commitments pursuant to long-term debt, capital lease, or purchase obligations. The following table shows Gaiam’s commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$5,693	$2,990	$2,203	$320	$180

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2006, Gaiam is not involved in any unconsolidated SPEs or VIEs.

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

2.               Notes Receivable and Other Assets

Notes receivable and other assets as of June 30, 2006 consisted of $2.7 million of investments, $2.2 million in notes receivable, and $0.5 million of other long-term assets. On January 5, 2006, Gaiam entered into an agreement with Alps Communications LLC and Life Balance Media Holdings LLC (“LIME”), to sell 19,968 Series A Preferred Units of LIME, an investment previously accounted for using the equity method. The purchase price per unit was equal to the amount Gaiam paid for its investment. Alps Communications assumed all unpaid Series A Capital Contribution commitments from Gaiam and executed a promissory note in the principal amount of $2,250,000. After the closing of this transaction, Gaiam owns 4,876 units, or less than 4%, of LIME. This transaction resulted in a gain of $0.5 million which is included in Other Income on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006. Notes receivable and other assets as of December 31, 2005 consisted of $6.8 million of investments and $0.4 million of other assets.

On June 23, 2006, Gaiam purchased, for $3.5 million, an approximate 34% ownership interest in Cinema Circle, Inc. (“CCI”), the parent company of Spiritual Cinema Circle, a subscription-based DVD film club. This investment is accounted for under the equity method and the excess of the cost of the investment over the underlying equity in the net assets of CCI, $2.3 million, was recognized as goodwill. Subsequent to June 30, 2006, Gaiam purchased an additional 29% interest in CCI for $3.4 million. With the purchase of the additional interest, Gaiam’s ownership is approximately 63% and, therefore, commencing with the effective dates of the additional share purchases, CCI met the accounting criteria to be considered a business combination as outlined in SFAS No. 141, Business Combinations.

Gaiam plans to invest in its online business over the next two years to better capitalize on growing broadband subscription trends as well as to establish stronger relationships with its loyal consumer audience. This will be accomplished through the direct-to-consumer business as Gaiam continues to focus on better leveraging its’ content through subscription clubs and community. The investment in CCI provides immediate content that can be offered to Gaiam’s seven million customer base. The films distributed to CCI’s members are meaningful inspirational and spiritual family films that compliment Gaiam’s product offerings.

3.               Stockholders’ Equity

On May 24, 2006, Gaiam sold 5,000,000 shares of Class A Common Stock and on June 13, 2006 sold 690,000 shares of Class A Common Stock. The combined stock sales generated gross proceeds of $99.6 million. During the first six months of 2006, Gaiam issued a total of 6,600 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2005 and 2006. In addition, for the six months ended June 30, 2006, Gaiam issued 586,694 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

4.               Stock-Based Compensation

Gaiam’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. Gaiam grants options under its 1999 Long-Term Incentive Plan (“the Plan”), which provides for the granting of options to purchase up to 3 million shares of Gaiam’s common stock. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Plan. Employees of Gaiam and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the plan, which terminates no later than June 1, 2009. Options granted under the Plan generally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. Grants generally expire seven years from the date of grant.

 Gaiam uses the Black-Scholes option pricing model to determine the fair value of stock options and shares issued under the Plan. The determination of fair value stock-based payment awards on the date of grant using an option-pricing model is affected by Gaiam’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include Gaiam’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, risk-free interest rate and expected dividends.

Gaiam uses the actual vesting term of an option as the expected term of the option. Expected volatilities are based on historical realized volatility of Gaiam’s stock. Gaiam’s use of historical realized volatility is based upon the expectation that future volatility over the expected term is not likely to differ from historical results. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. Gaiam does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used in the option valuation model. In accordance with SFAS No. 123R, Gaiam is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Total stock-based compensation recognized was $0.1 million and $0.2 million and are shown in corporate, general, and administration expenses on Gaiam’s condensed consolidated financial statements for the three and six months ended June 30, 2006, respectively.

The following table set forth the proforma amounts of net income and net income per share, for the three and six months ended June 30, 2005, that would have resulted if Gaiam had accounted for its stock-based compensation plan under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(766)	$(650)
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(65)	(145)
Pro forma	$(831)	$(795)
Net loss per common share
As reported	$(0.05)	$(0.04)
Pro forma	$(0.06)	$(0.05)
Fully diluted net loss per common share
As reported	$(0.05)	$(0.04)
Pro forma	$(0.06)	$(0.05)

5.               Comprehensive Income (Loss)

Gaiam’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment, net of income taxes. Comprehensive income (loss), net of related tax effects, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$(1,166)	$(766)	$(276)	$(650)
Foreign currency translation adjustment, net	314	(263)	399	(328)
Comprehensive income (loss), net of taxes	$(852)	$(1,029)	$123	$(978)

6.               Loss per Share

Basic loss per share excludes any dilutive effects of options, warrants and dilutive securities. Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares of 221 thousand and 121 thousand are excluded from the computation of diluted loss per share for the three months ended June 30, 2006 and 2005, respectively, and 290 thousand and 108 thousand common equivalent shares are excluded from the computation for the six months ended June 30, 2006 and 2005, respectively, because their effects are antidilutive.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator for basic and diluted loss per share	$(1,166)	$(766)	$(276)	$(650)
Denominator:
Weighted average shares for basic loss per share	23,140	14,820	21,795	14,820
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—	—	—

Denominators for diluted loss per share	23,140	14,820	21,795	14,820

Net loss per share — basic	$(0.05)	$(0.05)	$(0.01)	$(0.04)
Net loss per share — diluted	$(0.05)	$(0.05)	$(0.01)	$(0.04)

7.               Segment Information

Gaiam manages its business and aggregates its operational and financial information in accordance with two reportable segments. The business segment comprises sales to businesses, retailers, corporate accounts, and media outlets, while the direct to consumer segment includes catalog, print advertising, DRTV subscription, and e-commerce channels.

Although Gaiam is able to track revenue by sales channel, management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution loss is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue:
Direct to consumer	$27,008	$11,959	$53,118	$25,272
Business	16,153	9,747	41,795	22,758
Consolidated net revenue	43,161	21,706	94,913	48,030
Contribution loss:
Direct to consumer	(693)	(418)	(1,312)	(252)
Business	(1,983)	(853)	(354)	(732)
Consolidated contribution loss	(2,676)	(1,271)	(1,666)	(984)
Reconciliation of contribution loss to net loss:
Other income (expense)	551	(8)	1,128	108
Income tax benefit	(804)	(532)	(192)	(402)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	155	(19)	70	(176)
Net loss	$(1,166)	$(766)	$(276)	$(650)

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

Gaiam offers its customers the ability to make purchasing decisions based on these values while providing quality offerings at a price comparable to mainstream alternatives. Gaiam markets its media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, DRTV, subscription clubs, catalog, and through national retailers and corporate accounts. As of June 30, 2006, Gaiam’s media was carried by more than 61,000 retail stores in the United States alone, and it had approximately 7 million direct buyers.

Gaiam’s content forms the basis of its proprietary offerings, which then drive demand for parallel product and service offerings. Gaiam’s operations are vertically integrated from content creations, through product development and sourcing, to customer service and distribution. Gaiam markets its products and services across two segments, business and direct-to-consumer. Products are distributed in each of these sales segments from a single fulfillment center.

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

During the three months ended June 30, 2006, both reportable segments experienced significant revenue growth over the second quarter of 2005, with the business segment generating revenue of $16.2 million, and the direct-to-consumer segment generating revenue of $27.0 million. For the six months ended June 30, 2006, the business and direct-to-consumer segments generated revenue of $41.8 million and $53.1 million, respectively. Gaiam expects to generate over $200 million in annual revenues in 2006.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.7%	51.4%	36.7%	49.4%
Gross profit	62.3%	48.6%	63.3%	50.6%
Expenses:
Selling and operating	60.3%	45.8%	57.9%	45.0%
Corporate, general and administration	8.2%	8.7%	7.2%	7.6%
Total expenses	68.5%	54.5%	65.1%	52.6%
Loss from operations	-6.2%	-5.9%	-1.8%	-2.0%
Other income	1.3%	0.0%	1.2%	0.2%
Income tax benefit	-1.9%	-2.5%	-0.2%	-0.8%
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	0.3%	-0.1%	0.1%	-0.4%
Net loss	-2.7%	-3.5%	-0.3%	-1.4%

Three months ended June 30, 2006 versus June 30, 2005

Revenue of $43.2 million for the three months ended June 30, 2006 increased 98.8% from $21.7 million for the three months ended June 30, 2005. Gaiam’s increase in revenue was derived from the direct to consumer segment, in which revenue increased 125.8% to $27.0 million, and the business segment, in which revenue increased 65.7% to $16.2 million. The revenue increase reflects the sales of media titles acquired from GoodTimes Entertainment, coupled with strong performance in our direct marketing programs, continued penetration into existing retail stores, and the addition of new retail distribution outlets. During the quarter, Gaiam added distribution to 3,000 new retail doors, bringing the total number of doors in the United States to 61,000.

Gross profit, which consists of revenue less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased to $26.9 million for the second quarter of 2006 from $10.6 million during the same period in 2005. As a percentage of revenue, gross profit for the second quarter of 2006 increased to 62.3% in 2006 from 48.6% in the second quarter of 2005. The increase was primarily due to strong sales of media and direct marketing products which carry higher margins, but also carry higher selling and operating expenses. The increased media sales have allowed Gaiam to leverage its purchasing volume to receive improved buying discounts. Gaiam also continued to benefit from the elimination of fees previously paid for third party distribution following the GoodTimes transaction.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) increased to $26.0 million for the three months ended June 30, 2006 as compared to $9.9 million in the same period of 2005, primarily resulting from the GoodTimes transaction. As a percentage of revenue, selling and operating expenses increased to 60.3% in 2006 from 45.8% in 2005 reflecting GoodTimes transition costs, distribution, management, systems, and additional amortization expense associated with its media library, and a change in revenue mix toward increased media and direct marketing products which carry higher selling and operating expenses, such as merchandising fees and advertising costs.

Corporate, general and administration expenses increased to $3.6 million for the second quarter of 2006 compared to $1.9 million for the same 2005 period, primarily due to the Gaiam’s planned investments in its business to support the increased revenue base. As a percentage of revenue, corporate, general and administration expenses decreased to 8.2% in the second quarter of 2006 from 8.7% in the comparable 2005 period, as economies of scale are achieved on the increased revenue base.

Operating loss was $2.7 million for the three months ended June 30, 2006 compared to a loss of $1.3 million for the three months ended June 30, 2005, primarily reflecting higher selling and operating expenses, including transition costs associated with the GoodTimes transaction, partially offset by increased gross profit margins.

Gaiam recorded $0.6 million in other income for the three months ended June 30, 2006 compared to other expense of $0.01 million for the second quarter of 2005. The increase in other income in 2006 primarily consisted of interest earned on the investment of the stock offering net proceeds. The share of net loss associated with minority interest was $0.2 million during the second quarter of 2006, compared to the share of net income of $0.02 million for the same 2005 period.

Gaiam recorded an income tax benefit of $0.8 million for the three months ended June 30, 2006 compared to an income tax benefit of $0.5 million for the three months ended June 30, 2005. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net loss was $1.2 million, or $0.05 per share, for the three months ended June 30, 2006, as compared to a net loss of $0.8 million, or $0.05 per share, for the three months ended June 30, 2005.

Six months ended June 30, 2006 versus June 30, 2005

Revenue of $94.9 million for the six months ended June 30, 2006 increased 97.6% from $48.0 million for the six months ended June 30, 2005. Gaiam’s increase in revenue was derived from the direct to consumer segment, in which revenue increased 110.2% to $53.1 million, and the business segment, in which revenue increased 83.6% to $41.8 million. The combination of strong internal revenue growth in both segments coupled with sales of media titles acquired from GoodTimes Entertainment primarily accounted for the increase in revenues.

Gross profit increased to $60.1 million for the first six months of 2006 from $24.3 million during the same period in 2005. As a percentage of revenue, gross profit for the first six months of 2006 increased to 63.3% in 2006 from 50.6% in the first six months of 2005. The increase was primarily due to strong sales of media and direct marketing products, which carry higher margins, but also carry higher selling and operating expenses. Also favorably impacting the gross margin were increased purchasing discounts associated with higher DVD sales volume and the elimination of fees previously paid for third party distribution.

Selling and operating expenses increased to $54.9 million for the six months ended June 30, 2006 as compared to $21.6 million in the same period of 2005, primarily resulting from the GoodTimes transaction. As a percentage of revenue, selling and operating expenses increased to 57.9 % in 2006 from 45.0% in 2005 reflecting GoodTimes transition costs, distribution, management, systems, and additional amortization expense associated with its media library, and a change in revenue mix toward increased media and direct marketing products which carry higher selling and operating expenses, such as merchandising fees and advertising costs.

Corporate, general and administration expenses increased to $6.8 million for the first six months of 2006 compared to $3.7 million for the same 2005 period, primarily due to the Gaiam’s planned investments in its business to support the increased revenue base. As a percentage of revenue, corporate, general and administration expenses decreased to 7.2% in the first six months of 2006 from 7.6% in the comparable 2005 period, as economies of scale are achieved on the increased revenue base.

Operating loss was $1.7 million for the six months ended June 30, 2006 compared to an operating loss of $1.0 million for the six months ended June 30, 2005, primarily reflecting higher selling and operating expenses, partially offset by increased gross profit margins.

Gaiam recorded $1.1 million and $0.1 million in other income for the six months ended June 30, 2006 and 2005, respectively. The increase in 2006 primarily consisted of the gain from the LIME transaction, $0.5 million, and interest earned on the investment of the stock offering net proceeds, $0.6 million. The share of net loss associated with minority interest was $0.1 million during the first six months of 2006, compared to the share of net income of $0.2 million for the same 2005 period.

Gaiam recorded income tax benefit of $0.2 million for the six months ended June 30, 2006 compared to an income tax benefit of $0.4 million for the six months ended June 30, 2005. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net loss was $0.3 million, or $0.01 per share, for the six months ended June 30, 2006, as compared to a loss of $0.7 million, or $0.04 per share, for the six months ended June 30, 2005.

Liquidity and Capital Resources

Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to acquisition and development of media content, development of our Internet platform and new products, acquisitions of new businesses, replacements, expansions and improvements to Gaiam’s infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. Additionally, Gaiam will continue to pursue opportunities to expand its media libraries, evaluate possible investments in businesses, products and technologies, and increase its sales and marketing programs and brand promotions as needed.

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory, and certain property and equipment. At June 30, 2006, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants. The credit agreement expires on July 31, 2007. Should Gaiam choose to borrow under the credit agreement, outstanding advances would bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities used net cash of $3.0 million for the six months ended June 30, 2006, primarily reflecting the use of funds to reduce accounts payable and accrued liabilities by $10.0 million and $3.6 million, respectively, increases in inventory and other current assets, including advances in media production and acquired media programming, by $3.0 million and $1.8 million, respectively, and other net uses of $0.6 million. This use of funds was partially offset by cash provided from the decrease in accounts receivable of $13.5 million and decrease in deferred advertising costs of $0.3 million, and non-cash charges to net income of $2.2 million. During the six months ended June 30, 2005, Gaiam’s operating activities generated $2.8 million reflecting a decrease in accounts receivable of $5.6 million and non-cash charges to net income of $2.2 million, partially offset by the use of funds to reduce accounts payable of $3.9 million.

Gaiam’s investing activities for the six months ended June 30, 2006 used net cash of $3.6 million to purchase an approximate 34% interest in Cinema Circle Inc. for $3.5 million and to acquire property, equipment and media rights for $0.4 million, partially offset by cash provided from the sale of property and equipment for $0.3 million. During the six months ended June 30, 2005, Gaiam’s investing activities used cash of $0.8 million for the purchase of property, equipment, and media rights.

Gaiam’s financing activities provided net cash of $96.5 million for the six months ended June 30, 2006 reflecting net cash provided by the common stock offering of $93.0 million and the exercise of stock options during the first half of the year for $3.5 million.

On April 7, 2006, Gaiam filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for Class A Common Stock, par value $.0001, with a total offering price not to exceed $100,000,000. During May 2006, Gaiam filed an amended Form S-3 to register 5,000,000 shares of Class A Common Stock, plus additional shares to cover over-allotments, if any. On May 24, 2006, Gaiam sold 5,000,000 shares of Class A Common Stock and on June 13, 2006 sold 690,000 shares of Class A Common Stock in underwritten offerings under the registration statement. The combined stock sales generated gross proceeds of $99.6 million.

Gaiam believes its available cash, cash expected to be generated from operations, cash generated by the sale of Class A common stock, and borrowing capabilities should be sufficient to fund its operations on both a short-term and long-term basis. However, Gaiam’s projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

Risk Factors

There are risks and uncertainties that could cause Gaiam’s actual results to be materially different from those indicated by forward-looking statements that it makes from time to time in filings with the Securities and Exchange Commission, news releases, proxy statements, annual reports, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of Gaiam. These risks and uncertainties include, but are not limited to, those listed in Gaiam’s Annual Report on Form 10-K for the year ended December 31, 2005. These risks and uncertainties and additional risks and uncertainties not presently known to Gaiam or that are currently deemed immaterial may cause its business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond Gaiam’s control. Gaiam does not undertake any obligation to update forward-looking statements except as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Gaiam is exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. Gaiam does not engage in financial transactions for trading or speculative purposes.

Any borrowings Gaiam might make under its bank credit facility would bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Gaiam does not have any amounts outstanding under its credit facility, so any change in interest rates would not have a material impact on Gaiam’s results from operations or cash flows unless Gaiam makes borrowings in the future.

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

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor. Because Leisure Systems’ revenue is primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations. However, Gaiam has determined that no material market risk exposure to its consolidated financial position, results of operations or cash flows existed as of June 30, 2006.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of June 30, 2006, Gaiam’s chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in Gaiam’s internal control over financial reporting occurred during the quarter or first six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Gaiam’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                                                           Legal Proceedings

From time to time, Gaiam is involved in legal proceedings that it considers to be in the normal course of business. Gaiam does not believe that any of these proceedings will have a material adverse effect on its business.

Item 1A.                 Risk Factors

No material changes.

Item 2.                                                           Sales of Unregistered Securities and Use of Proceeds

On April 28, 2006, entities formed for the benefit of certain Gaiam employees exercised options (which options were issued by Gaiam in 1999 at an exercise price of $4.375 per share) to purchase 200,000 shares of Gaiam’s Class A Common Stock. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. There were no underwriters involved in connection with the sale of these securities.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

On June 22, 2006, Gaiam held an annual and special meeting of shareholders. The shareholders elected eight directors to serve until the next annual meeting of shareholders to be held in 2007 or until their successors are duly elected and qualified. The results of this vote follow:

Jirka Rysavy	For:	59,997,565	Withheld:	1,319,340
Lynn Powers	For:	59,955,627	Withheld:	1,361,278
James Argyropoulos	For:	61,068,480	Withheld:	248,425
Barnet M. Feinblum	For:	60,825,608	Withheld:	491,297
David Golden	For:	61,297,482	Withheld:	19,423
Barbara Mowry	For:	61,068,587	Withheld:	248,318
Ted Nark	For:	59,449,438	Withheld:	1,867,467
Paul H. Ray	For:	59,449,485	Withheld:	1,867,420

In addition, the shareholders approved a motion to amend Gaiam’s 1999 Long-Term Incentive Plan in order to increase the number of shares which may be issued pursuant to the Plan by a vote of 59,586,424 in favor, 1,651,434 opposed and 79,046 abstaining, and a motion to authorize an amendment to our Articles of Incorporation to provide that any action of shareholders that would otherwise require a shareholders’ meeting may be taken by the written consent of the required minimum number of shareholders without a meeting, by a vote of 56,991,794 in favor, 2,758,124 opposed and 7,870 abstaining.

Item 5.                                                           Other Information

On August 4, 2006, Gaiam filed an amendment to its Amended and Restated Articles of Incorporation with the Colorado Secretary of State. The amendment was approved by Gaiam shareholders at Gaiam’s special meeting of shareholders described in Part II, Item 4 above. As a result of the amendment being filed, certain conforming changes in Gaiam’s bylaws that were previously approved by Gaiam’s Board of Directors became effective. The bylaw changes relate to the ability of Gaiam shareholders to take action by written consent without a meeting as permitted by the amendment to Gaiam’s Amended and Restated Articles of Incorporation.

Item 6.                                                           Exhibits

a)                                      Exhibits.

Exhibit No.	Description
3.1	Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (filed herewith).
3.2	Bylaws of Gaiam, Inc. (filed herewith).
10.1	Gaiam Inc. 1999 Long-Term Incentive Plan (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
August 7, 2006

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(Principal Accounting Officer)