Form 10-Q
period 2006-09-30
GAIAM INC
filed 2006-11-09
CIK 1089872

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2006
Class A Common Stock ($.0001 par value)	21,706,196
Class B Common Stock ($.0001 par value)	5,400,000

GAIAM, INC.

FORM 10-Q

GAIAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,955	$15,028
Accounts receivable, net	14,541	28,067
Inventory, less allowances	23,089	20,792
Deferred advertising costs	5,813	3,917
Deferred tax assets	2,807	3,627
Other current assets	4,769	4,838
Total current assets	155,974	76,269

Property and equipment, net	7,375	9,428
Media library, net	38,389	38,339
Goodwill and other intangibles	25,339	17,541
Noncurrent deferred tax assets	9,311	7,282
Notes receivable and other assets	4,243	7,242
Total assets	$240,631	$156,101

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,300	$25,843
Accrued liabilities	5,804	13,210
Total current liabilities	24,104	39,053
Long-term liabilities	—	1,663
Total liabilities	24,104	40,716
Minority interest	6,461	8,099

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 21,467,420 and 15,010,736 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	196,836	95,840
Accumulated other comprehensive income	669	264
Retained earnings	12,558	11,180
Total stockholders’ equity	210,066	107,286
Total liabilities and stockholders’ equity	$240,631	$156,101

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenue	$51,786	$30,139	$146,699	$78,169
Cost of goods sold	19,157	13,426	54,017	37,150
Gross profit	32,629	16,713	92,682	41,019

Expenses:
Selling and operating	27,963	13,682	82,885	35,307
Corporate, general and administration	3,656	2,153	10,452	5,818
Total expenses	31,619	15,835	93,337	41,125

Earnings (loss) from operations	1,010	878	(655)	(106)

Other income (expense)	65	(1)	617	37
Interest income	1,447	202	2,022	272
Total other income	1,512	201	2,639	309

Earnings before income taxes and minority interest	2,522	1,079	1,984	203

Income tax expense	977	406	784	4
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	108	(168)	178	(344)
Net income (loss)	$1,653	$505	$1,378	$(145)

Net earnings (loss) per share:
Basic	$0.06	$0.03	$0.06	$(0.01)
Diluted	$0.06	$0.03	$0.06	$(0.01)
Shares used in computing net earnings (loss) per share:
Basic	26,705	18,592	23,450	16,091
Diluted	26,864	18,892	23,697	16,091

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2006	2005
Operating activities
Net income (loss)	$1,378	$(145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,593	1,666
Amortization	3,948	1,280
Minority interest in consolidated subsidiaries	(178)	343
Noncash gain from equity investment	(680)	—
Noncash stock-based compensation	365	—
Deferred income tax expense	644	(469)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	14,074	2,333
Inventory	(4,089)	1,451
Deferred advertising costs	(2,436)	(1,676)
Prepaid and other assets	(1,111)	(3,732)
Accounts payable	(7,382)	(1,290)
Accrued liabilities	(5,549)	1,512
Net cash provided by operating activities	577	1,273

Investing activities
Purchase of property, equipment and media rights	(1,854)	(928)
Proceeds from sale of property and equipment	637	—
Purchase of acquisitions and investments	(6,582)	(38,739)
Net cash used in investing activities	(7,799)	(39,667)

Financing activities
Proceeds from issuance of common stock, net	96,609	38,468
Net cash provided by financing activities	96,609	38,468
Effects of exchange rates on cash and cash equivalents	540	(266)

Net change in cash and cash equivalents	89,927	(192)
Cash and cash equivalents at beginning of period	15,028	10,439
Cash and cash equivalents at end of period	$104,955	$10,247

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$743
Common stock issued for acquisitions	$1,933	$390

See accompanying notes to the interim condensed consolidated financial statements

Gaiam, Inc.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2006

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

Preparation of Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission, and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Gaiam’s consolidated financial position as of September 30, 2006, the interim results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. These interim statements have not been audited. The balance sheet as of December 31, 2005 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K.

The interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make judgments, estimates and assumptions that affect the amounts reported in Gaiam’s consolidated financial statements and accompanying notes. The interim condensed consolidated financial statements contained herein should be read in conjunction with Gaiam’s audited financial statements, including the notes thereto, for the year ended December 31, 2005. No changes were made to our significant policies during the three and nine months ended September 30, 2006, except for the adoption of Financial Accounting Standards Board’s (“FASB”) Statement No. 123 — revised 2004 (“SFAS 123R”), Share-Based Payment. See Summary of Significant Accounting Policies discussed below.

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

Provisions for Doubtful Accounts and Returns

Gaiam records a provision for doubtful accounts for all receivables not expected to be collected. Gaiam generally does not require collateral. Gaiam evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances in which Gaiam is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings), Gaiam records a specific reserve for bad debts against amounts due. For all other instances, Gaiam recognizes reserves based on historical experience and review of individual accounts outstanding.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is reviewed for impairment annually or more frequently if impairment indicators arise, on a reporting unit level. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.

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

Stock-Based Compensation

Prior to January 1, 2006, Gaiam accounted for its stock option program under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in the Statement of Operations for the quarter or nine months ended September 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The adoption of SFAS 123R did not have a material impact on Gaiam’s consolidated financial position, results of operations and cash flows. See Note 4 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for the three and nine months ended September 30, 2005 as if Gaiam had recorded stock-based compensation expense.

Contractual Obligations

Gaiam has commitments pursuant to lease agreements, but does not have any outstanding commitments pursuant to long-term debt, capital lease, or purchase obligations. The following table shows Gaiam’s commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$4,950	$2,962	$1,522	$314	$152

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 30, 2006, Gaiam is not involved in any unconsolidated SPEs or VIEs.

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

New Accounting Pronouncements

During the quarter ended September 30, 2006, the Financial Accounting Standards Board (“Board”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statement, in the period this Interpretation is adopted. Consequently, Gaiam will adopt the provisions of FIN 48 for its fiscal year beginning on January 1, 2007. Management believes that FIN 48 is applicable to Gaiam, but can not yet reasonably estimate the impact of the Interpretation.

In September 2006, the Board issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Gaiam will adopt the provisions of SFAS 157 in its fiscal year commencing January 1, 2008. Management currently believes that adoption of the provisions of SFAS 157 will not have a material impact on Gaiam’s consolidated financial statements.

2.              Notes Receivable and Other Assets

Notes receivable and other assets as of September 30, 2006 consisted of $1.3 million of investments, $2.3 million in notes and related interest receivable, and $0.6 million of other long-term assets. On January 5, 2006, Gaiam entered into an agreement with Alps Communications LLC and Life Balance Media Holdings LLC (“LIME”), to sell 19,968 Series A Preferred Units of LIME, an investment previously accounted for using the equity method. The purchase price per unit was equal to the amount Gaiam paid for its investment during 2005. Alps Communications assumed all unpaid Series A Capital Contribution commitments from Gaiam and executed an interest bearing promissory note due February 28, 2009 in the principal amount of $2,250,000. After the closing of this transaction, Gaiam owns 4,876 units, or less than 4%, of LIME. This transaction resulted in a gain of $0.5 million which is included in Other Income on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006. Notes receivable and other assets as of December 31, 2005 consisted of $6.8 million of investments and $0.4 million of other assets.

On June 23, 2006, Gaiam purchased, for $3.5 million, an approximate 34% ownership interest in Cinema Circle, Inc. (“CCI”), the parent company of Spiritual Cinema Circle, a subscription-based DVD film club. This investment was accounted for under the equity method and the excess of the cost of the investment over the underlying equity in the net assets of CCI, $2.3 million, was recognized as goodwill. Subsequent to June 30, 2006, Gaiam purchased an additional 29% interest in CCI for $3.4 million. With the purchase of the additional interest, Gaiam’s ownership was approximately 63% and, therefore, commencing with the effective dates of the additional share purchases, CCI met the accounting criteria to be considered a business combination as outlined in SFAS No. 141, Business Combinations and Gaiam began consolidating CCI’s results of operations effective July 31, 2006.

On September 30, 2006, as part of a Share Exchange Agreement, Gaiam sold 76% of its CCI ownership interest directly to CCI in return for 85% ownership in a new entity, Spiritual Cinema, Inc. (“SCI”), consisting primarily of CCI’s formerly owned subscription based DVD club segment, thereby reducing Gaiam’s ownership interest in the remaining CCI film production segment to 15%. As a result of this reduction in the CCI investment, Gaiam changed its accounting for its investment in CCI from the consolidation to cost method. SCI is consolidated into Gaiam’s balance sheet effective September 30, 2006. See Note 8 — Mergers and Acquisitions.

3.              Stockholders’ Equity

On May 24, 2006, Gaiam sold 5,000,000 shares of Class A common stock and on June 13, 2006 sold 690,000 shares of Class A common stock. The combined stock sales generated gross proceeds of $99.6 million. During the first nine months of 2006, Gaiam issued a total of 7,692 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2005 and 2006. In addition, for the nine months ended September 30, 2006, Gaiam issued 609,294 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan. Furthermore, on September 29, 2006, Gaiam issued 149,698 shares of Class A common stock to acquire additional ownership of Conscious Media, Inc. See Note 8 — Mergers and Acquisitions.

4.              Stock-Based Compensation

Gaiam’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. Gaiam grants options under its 1999 Long-Term Incentive Plan (“the Plan”), which provides for the granting of options to purchase up to 3 million shares of Gaiam’s common stock. Both incentive stock options and nonqualified stock options may be issued under the provisions of the Plan. Employees of Gaiam and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the plan, which terminates no later than June 1, 2009. Options granted under the Plan generally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. Grants generally expire seven years from the date of grant.

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

Total stock-based compensation recognized was $0.2 million and $0.4 million and are shown in corporate, general, and administration expenses on Gaiam’s condensed consolidated financial statements for the three and nine months ended September 30, 2006, respectively.

The following table sets forth the pro forma amounts of net income and net income per share, for the three and nine months ended September 30, 2005, that would have resulted if Gaiam had accounted for its stock-based compensation plan under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data).

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income (loss) as reported	$505	$(145)
Deduct: Total stock-basedcompensationexpenses determined under fair value basedmethod for all awards	(37)	(182)
Pro forma	$468	$(327)

Net earnings (loss) per common share
As reported	$0.03	$(0.01)
Pro forma	$0.03	$(0.02)

Fully diluted net earnings (loss) per common share
As reported	$0.03	$(0.01)
Pro forma	$0.03	$(0.02)

5.              Comprehensive Income (Loss)

Gaiam’s comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustment, net of income taxes. Comprehensive income (loss), net of related tax effects, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss)	$1,653	$505	$1,378	$(145)
Foreign currency translation adjustment, net	6	(80)	405	(408)
Comprehensive income (loss), net of taxes	$1,659	$425	$1,783	$(553)

6.              Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares of 172 are excluded from the computation of diluted loss per share for the nine months ended September 30, 2005, because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator for basic and diluted earnings (loss) per share	$1,653	$505	$1,378	$(145)
Denominator:
Weighted average share for basic earnings (loss) per share	26,705	18,592	23,450	16,091
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	159	300	247	—
Denominators for diluted earnings (loss) per share	26,864	18,892	23,697	16,091

Net earnings (loss) per share - basic	$0.06	$0.03	$0.06	$(0.01)
Net earnings (loss) per share - diluted	$0.06	$0.03	$0.06	$(0.01)

7.              Segment Information

Gaiam manages its business and aggregates its operational and financial information in accordance with two reportable segments. The business segment comprises sales to businesses, retailers, corporate accounts, and media outlets, while the direct to consumer segment includes catalog, print advertising, direct response television (“DRTV’’), subscription, and e-commerce channels.

Although Gaiam is able to track revenue by sales channel, management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution loss is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue:
Direct to consumer	$32,624	$16,248	$85,741	$41,520
Business	19,162	13,891	60,958	36,649
Consolidated net revenue	51,786	30,139	146,699	78,169
Contribution margin (loss):
Direct to consumer	587	211	(723)	(41)
Business	423	667	68	(65)
Consolidated contribution margin (loss)	1,010	878	(655)	(106)
Reconciliation of contribution margin (loss) to net income (loss):
Other income	1,512	201	2,639	309
Income tax expense	977	406	784	4
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	108	(168)	178	(344)
Net income (loss)	$1,653	$505	$1,378	$(145)

8.              Mergers and Acquisitions

On September 29, 2006, Gaiam increased its ownership percentage in Conscious Media, Inc. (“CMI”), a multimedia company, from 51% to 86% for an additional investment of $1.9 million. Gaiam acquired stock directly from certain CMI minority interest shareholders by issuing 149,698 shares of Gaiam Class A common stock. Also on September 29, 2006, CMI reacquired and retired 14.5 million of its outstanding Class A common stock from another minority shareholder in exchange for 100% of the common stock of a wholly-owned subsidiary of CMI. As a result of these two transactions, Gaiam re-valued the net tangible assets of CMI, adjusted the portion assignable to minority interest and recorded a $1.4 million increase to goodwill. Gaiam is in the process obtaining valuations for certain tangible and intangible assets and, thus, the allocation of the purchase price is subject to refinement. Management believes that CMI’s expertise in media programming, development and post production will complement Gaiam’s current businesses and future growth, at a cost less than Gaiam could develop on its own. Subsequent to September 30, 2006, CMI reacquired and retired 1.0 million of its outstanding Class A common stock from a minority shareholder in exchange for the forgiveness of $1.0 million worth of a note receivable from that shareholder. As a result of this exchange and an additional Gaiam Class A common stock investment of approximately $3.0 million, of which 85,526 shares were issued to two board directors of Gaiam, Gaiam owns substantially all of CMI’s outstanding stock as of November 8, 2006.

Cinema Circle, Inc. (“CCI”) had two business segments, direct (primarily subscription clubs) and film production. On September 30, 2006, Gaiam, CCI, and Spiritual Cinema, Inc. (“SCI”), a newly formed wholly-owned subsidiary of Gaiam, entered into a Share Exchange Agreement (“Agreement”). Under the Agreement, 100% of the equity and net assets of CCI’s direct segment were acquired by SCI from CCI in exchange for 76% of Gaiam’s interest in CCI and 15% of its SCI ownership. Of the $6.9 million determined cost of its 85% ownership in SCI, Gaiam allocated $6.1 million to goodwill and the remainder to net tangible assets and minority interest. The purchase price allocation is preliminary pending identification and valuation of potentially separable intangibles, such as customer relationships, trademarks, and media rights. SCI’s results of operations will be included in Gaiam’s consolidated statement of operations commencing October 1, 2006. Gaiam plans to invest in its online business over the next two years to better capitalize on growing broadband subscription trends as well as to establish stronger relationships with its loyal consumer audience. This will be accomplished through the direct-to-consumer business as Gaiam continues to focus on better leveraging its content through subscription clubs and community. The investment in SCI provides immediate content that can be offered to Gaiam’s existing customer base. The films distributed to SCI’s members are meaningful inspirational and spiritual family films that compliment Gaiam’s product offerings.

In September 2005, Gaiam acquired the majority of the net assets held by GoodTimes Entertainment and certain of its affiliates. As of December 31, 2005, the purchase price of $35.0 million was initially allocated $29.1M to media library, $13.2 million to tangible assets, and $7.3 million to assumed liabilities. During September 2006, Gaiam reduced the aggregate purchase price to $34.8 million due to unrealized estimated acquisition costs and adjusted the estimated fair values by allocating $32.4 million to the media library, $9.6 million to tangible assets, and $7.2 million to assumed liabilities. The adjustments were primarily based on additional facts about benefits and obligations as of the purchase date which were identified during the allocation period after the acquisition date. As a result of the adjustment to the media library, Gaiam recorded in September 2006 additional amortization expense of $0.3 million.

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

Gaiam offers its customers the ability to make purchasing decisions based on these values while providing quality offerings at a price comparable to mainstream alternatives. Gaiam markets its media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, DRTV, subscription clubs, catalog, and through national retailers and corporate accounts. As of September 30, 2006, Gaiam’s media was carried by over 65,000 retail stores in the United States alone, and it had approximately 7 million direct buyers.

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

During 2006, Gaiam expanded and strengthened its management team. Jane Pemberton joined Gaiam as President of Worldwide Distribution, having previously served in senior management roles at The Walt Disney Company, 20th Century FOX Home Entertainment and CEO of Mommy & Me. Vilia Valentine joined Gaiam from VERIO Inc. as the Chief Financial Officer.  Ms. Valentine replaced Janet Mathews as CFO. Ms. Mathews assumed the position of Chief Administrative Officer. Rob Sussman joined Gaiam as President of New Media.  Mr. Sussman was a founding member of the Sundance Channel and its Executive Vice President and Chief Financial Officer. John Jackson joined Gaiam as Vice President of Corporate Development and will take over acquisitions and legal affairs when Ms. Mathews leaves Gaiam at the end of November. Mr. Jackson has extensive experience in M&A transactions, business and legal affairs, including service as a partner at a national law firm and as the general counsel and an executive at two public companies.  Gaiam feels that the expertise and experience of these new team members increases the depth and capabilities of an already strong leadership group.

During the three months ended September 30, 2006, both reportable segments experienced significant revenue growth over the third quarter of 2005, with the business segment generating revenue of $19.2 million, and the direct-to-consumer segment generating revenue of $32.6 million. For the nine months ended September 30, 2006, the business and direct-to-consumer segments generated revenue of $61.0 million and $85.7 million, respectively. Gaiam expects to generate over $200 million in annual revenues in 2006.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.0%	44.5%	36.8%	47.5%
Gross profit	63.0%	55.5%	63.2%	52.5%

Expenses:
Selling and operating:	54.0%	45.4%	56.5%	45.2%
Corporate, general and administration	7.0%	7.2%	7.1%	7.4%
Total expenses	61.0%	52.6%	63.6%	52.6%

Income (loss) from operations	2.0%	2.9%	(0.4)%	(0.1)%
Other income	2.9%	0.7%	1.7%	0.3%
Income tax expense	1.9%	1.3%	0.5%	0.0%
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	0.2%	(0.6)%	0.1%	(0.4)%
Net income (loss)	3.2%	1.7%	0.9%	(0.2)%

Three Months Ended September 30, 2006 Compared to September 30, 2005

For the three months ended September 30, 2006 revenues increased 71.8% to $51.8 million from $30.1 million for the three months ended September 30, 2005. Gaiam’s increase in revenue was derived from the direct to consumer segment, in which revenue increased to $32.6 million, and the business segment, in which revenue increased to $19.2 million. The revenue increase reflects the sales of media titles acquired from GoodTimes Entertainment, coupled with strong performance in our direct marketing programs, continued penetration into existing retail stores, and the addition of new retail distribution outlets. During the quarter, Gaiam added distribution to over 4,000 new retail doors, bringing the total number of doors in the United States to 65,000.

Gross profit, which consists of revenue less cost of sales (primarily merchandise acquisition costs and in-bound freight), increased to $32.6 million for the third quarter of 2006 from $16.7 million during the same period in 2005. As a percentage of revenue, gross profit for the third quarter of 2006 increased 750 basis points to 63.0% in 2006 from 55.5% in the third quarter of 2005 which in turn was an 880 basis point increase from 46.7% in the third quarter of 2004. The increase was primarily due to strong sales of media and direct marketing products which carry higher margins, but also carry higher selling and operating expenses. The increased media sales have allowed Gaiam to leverage its purchasing volume to receive improved buying discounts. Gaiam also continued to benefit from the elimination of fees previously paid for third party distribution following the GoodTimes transaction.

Selling and operating expenses (which consist primarily of sales and marketing costs, commission and fulfillment expenses) increased to $28.0 million for the three months ended September 30, 2006 as compared to $13.7 million in the same period of 2005, primarily resulting from the GoodTimes transaction. As a percentage of revenue, selling and operating expenses increased to 54.0% in 2006 from 45.4% in 2005 reflecting additional amortization expense associated with GoodTimes’ media library, and a change in revenue mix toward increased media and direct marketing products which carry higher selling and operating expenses, such as merchandising fees and advertising costs.

Corporate, general and administration expenses increased to $3.7 million for the third quarter of 2006 compared to $2.2 million for the same 2005 period, primarily due to Gaiam’s planned investments in its business to support the increased revenue base. As a percentage of revenue, corporate, general and administration expenses decreased to 7.0% in the third quarter of 2006 from 7.2% in the comparable 2005 period, as economies of scale are achieved on the increased revenue base.

Operating income was $1.0 million for the three months ended September 30, 2006 compared to $0.9 million for the three months ended September 30, 2005, primarily reflecting higher selling and operating expenses associated with media and direct marketing products, as well as redundant system and operating costs as a result of the GoodTimes acquisition, partially offset by increased gross profit margins.

Gaiam recorded $1.5 million in other income for the three months ended September 30, 2006 compared to $0.2 million for the third quarter of 2005. The increase in other income in 2006 primarily consisted of interest earned on the investment of the stock offering net proceeds. The share of net loss associated with minority interest was $0.1 million during the third quarter of 2006, compared to the share of net income of $0.02 million for the same 2005 period.

Gaiam recorded an income tax expense of $1.0 million for the three months ended September 30, 2006 compared to $0.4 million for the three months ended September 30, 2005. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net income was $1.7 million, or $0.06 per share, for the three months ended September 30, 2006, as compared to a net income of $0.5 million, or $0.03 per share, for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to September 30, 2005

For the nine months ended September 30, 2006 revenues increased 87.7% to $146.7 million from $78.2 million for the nine months ended September 30, 2005. Gaiam’s increase in revenue was derived from the direct to consumer segment, in which revenue increased to $85.7 million, and the business segment, in which revenue increased to $61.0 million. The combination of strong internal revenue growth in both segments coupled with sales of media titles acquired from GoodTimes Entertainment primarily accounted for the increase in revenues.

Gross profit increased to $92.7 million for the first nine months of 2006 from $41.0 million during the same period in 2005. As a percentage of revenue, gross profit for the first nine months of 2006 increased to 63.2% in 2006 from 52.5% in the first nine months of 2005. The increase was primarily due to strong sales of media and direct marketing products, which carry higher margins, but also carry higher selling and operating expenses. Also favorably impacting the gross margin were increased purchasing discounts associated with higher DVD sales volume and the elimination of fees previously paid for third party distribution.

Selling and operating expenses increased to $82.9 million for the nine months ended September 30, 2006 as compared to $35.3 million in the same period of 2005, primarily resulting from the GoodTimes transaction. As a percentage of revenue, selling and operating expenses increased to 56.5% in 2006 from 45.2% in 2005 reflecting GoodTimes transition costs, distribution, management, systems, and additional amortization expense associated with its media library, and a change in revenue mix toward increased media and direct marketing products which carry higher selling and operating expenses, such as merchandising fees and advertising costs.

Corporate, general and administration expenses increased to $10.5 million for the first nine months of 2006 compared to $5.8 million for the same 2005 period, primarily due to the Gaiam’s planned investments in its business to support the increased revenue base. As a percentage of revenue, corporate, general and administration expenses decreased to 7.1% in the first nine months of 2006 from 7.4% in the comparable 2005 period, as economies of scale are achieved on the increased revenue base.

Operating loss was $0.7 million for the nine months ended September 30, 2006 compared to an operating loss of $0.1 million for the nine months ended September 30, 2005, primarily reflecting higher selling and operating expenses including costs associated with the GoodTimes transition and integration, partially offset by increased gross profit margins.

Gaiam recorded $2.6 million and $0.3 million in other income for the nine months ended September 30, 2006 and 2005, respectively. The increase in 2006 primarily consisted of the $0.5 million gain from the LIME transaction, and interest earned on the investment of the stock offering net proceeds of $1.7 million. The share of net loss associated with minority interest was $0.2 million during the first nine months of 2006, compared to the share of net income of $0.3 million for the same 2005 period.

Gaiam recorded income tax expense of $0.8 million for the nine months ended September 30, 2006 compared to $4,000 for the nine months ended September 30, 2005. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam’s net income was $1.4 million, or $0.06 per share, for the nine months ended September 30, 2006, as compared to a loss of $0.1 million, or $0.01 per share, for the nine months ended September 30, 2005.

Seasonality

Gaiam’s sales are affected by seasonal influences. On an aggregate basis, Gaiam generates its strongest revenues and net income in the fourth quarter due to increased holiday spending.

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

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory, and certain property and equipment. At September 30, 2006, Gaiam had no amounts outstanding under this agreement and complied with all of the financial covenants. The credit agreement expires on July 31, 2007. Should Gaiam choose to borrow under the credit agreement, outstanding advances would bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities provided net cash of $0.6 million for the nine months ended September 30, 2006, primarily reflecting the use of funds to reduce accounts payable and accrued liabilities by $7.4 million and $5.6 million, respectively, and to increase inventory, advanced media production, and acquired media programming and other current assets by $4.1 million, $2.4 million and $1.1 million, respectively. This use of funds was partially offset by cash provided from the decrease in accounts receivable of $14.1 million and noncash charges to net income of $5.7 million. During the nine months ended September 30, 2005, Gaiam’s operating activities generated net cash of $1.3 million, primarily attributable to decreases in accounts receivable, inventory, and accrued liabilities of $2.3 million, $1.5 million, and $2.0 million, respectively, and noncash charges to net income of $2.8 million. These sources of funds were partially offset by an increase in prepaid expense for transition services provided by GoodTimes Entertainment of $2.6 million, holiday catalog production costs of $1.7 million, and reductions in accounts payable of $1.3 million.

Gaiam’s investing activities for the nine months ended September 30, 2006 used net cash of $7.8 million to purchase an interest in CCI for $6.6 million, net and to acquire property, equipment and media rights for $1.9 million, partially offset by cash provided from the sale of property and equipment for $0.6 million. During the nine months ended September 30, 2005, Gaiam’s investing activities used cash of $0.9 million for the purchase of property, equipment, and media rights and $38.7 million to acquire assets from GoodTimes Entertainment and to fund its investment in LIME Media.

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

Gaiam’s financing activities provided net cash of $96.6 million for the nine months ended September 30, 2006 reflecting net cash provided by the common stock offering of $93.0 million and the exercise of stock options for $3.5 million.

For the nine months ended September 30, 2005, Gaiam’s financing activities provided net cash of $38.5 million. On July 7, 2005, Gaiam issued and sold 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP. On August 22, 2005, Gaiam issued and sold 2,500,000 shares of unregistered Class A common stock for an aggregate purchase price of $20.0 million to Revolution Living, LLC.

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

In 2003, Gaiam purchased a 50.1% interest in Leisure Systems International Limited, a U.K. based distributor. Because Leisure Systems’ revenue is primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations. However, Gaiam has determined that no material market risk exposure to its consolidated financial position, results of operations or cash flows existed as of September 30, 2006.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of September 30, 2006, Gaiam’s chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in Gaiam’s internal control over financial reporting occurred during the quarter or first nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Gaiam’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, Gaiam is involved in legal proceedings that it considers to be in the normal course of business. Gaiam does not believe that any of these proceedings will have a material adverse effect on its business.

Item 1A. Risk Factors

No material changes.

Item 2.    Sales of Unregistered Securities and Use of Proceeds

During the third quarter, Gaiam, Inc. issued 149,698 shares of Class A common stock to shareholders of Conscious Media, Inc. to purchase shares of Conscious Media. On November 8, 2006, Gaiam, Inc. issued 220,026 shares of Class A common stock to shareholders of Conscious Media, Inc. to purchase shares of Conscious Media. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 for sales not involving a public offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

a)     Exhibits.

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
November 9, 2006

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(principal accounting officer)