Form 10-K
period 2006-12-31
GAIAM INC
filed 2007-03-14
CIK 1089872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission File Number 0-27517

GAIAM, INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1113527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 INTERLOCKEN BOULEVARD
BROOMFIELD, CO 80021
(Address of principal executive offices)

(303) 222-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $.0001 par value	NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐  NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $234,986,879 as of June 30, 2006, based upon the closing price on the NASDAQ Global Market on that date.  The registrant does not have non-voting common equity.

As of March 12, 2007, 19,250,276 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006

PART I

Item 1.  Business

OUR BUSINESS

Gaiam is a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via catalogs, the Internet, direct response television, and broadband and subscription clubs and communities. At the end of 2006, Gaiam’s home media was carried by more than 68,000 retail stores in the United States alone, and Gaiam had approximately 7.5 million direct customers.

Gaiam has established itself as a lifestyle media brand, content producer and licensor, information resource and authority in the Lifestyles of Health and Sustainability (“LOHAS”) market including the emerging “Media that Matters” (“MTM”) market. Gaiam seeks to become a unifying symbol of these emerging media and lifestyle genres. Our lifestyle brand is built around our ability to develop and offer media content, products, lifestyle solutions and community to consumers in the LOHAS and MTM markets. Our content forms the basis of our proprietary offerings, on which we realize our highest margins, which then drive demand for parallel product and service offerings. Gaiam’s operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. We market our products and services across two segments, business and direct-to-consumer. We distribute our products in each of these sales segments from a single fulfillment center.

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

•                  Childrens. Children’s entertainment and edutainment with a positive message.

•                  Family Entertainment. Entertainment that can be enjoyed by the entire family, containing no violence or profanity.

•                  Documentaries. Educational and informational programming (edutainment).

•                  Inspirational Entertainment. Entertainment that inspires people to expand their awareness and pursue positive changes in their lives.

Our Content

Gaiam’s business model revolves around content creation, which forms the basis for our proprietary products. We have an “in house” production team that produces programming, which has won 65 Telly awards and several medals at the International New York Film Festival. We are fully high definition and 5.1 surround sound capable and do the majority of our authoring and editing at our Colorado facility ensuring the quality standards that drives our awards. We also develop children’s programming, which have been the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help children grow imaginatively, physically, and mentally. During 2006, we produced 45 new titles and added 150 titles to our DVD library through acquisitions and remakes of some of the assets of GoodTimes Entertainment (“GoodTimes”). Gaiam also develops and markets music and audio CDs and publishes printed content.

Our Products

Our visual media programs represent an integral part of our proprietary product offering. We currently stock approximately 10,000 stock keeping units (“SKUs”), of which approximately 7,000 are branded proprietary offerings, including media, accessories and soft goods. In 2006, our proprietary products constituted over 70% of our product sales.

Our Sales Channels

We conduct our business across two segments. Our business segment customers are primarily national retailers, corporate accounts and the media. We conduct our direct-to-consumer business through our catalogs, the Internet, direct response television and broadband and subscription clubs and communities.

•                  Media

Gaiam develops, produces and licenses information and programming targeted to consumers who value personal development, wellness, spirituality, inspirational entertainment and a sense of community. Gaiam has an award-winning library of titles that it sells to retailers, licenses to selected distributors operating outside of the United States, and licenses or sublicenses for broadcast and download. Some of our media partners include Google, Comcast, LodgeNet, Blackberry and Entertainment One. All of our licensing arrangements require Gaiam branding to be prominent on the programming and are subject to our royalty agreements with our performing artists. While our licensing of the rights to manufacture and distribute certain of our media lowers recognized revenue, contribution margins and branding are improved.

•                  DRTV

Gaiam uses direct response television (“DRTV”) marketing to promote LOHAS products and services, particularly those aimed at the fitness/wellness market. DRTV marketing is a highly-scalable distribution channel for segments of our LOHAS product suite, and also provides broad marketing support for our retail partners, as well as creates new direct customers to which we cross-market a wide range of LOHAS products and services via our catalog, Internet, and subscription segments. We capitalize on both long-form DRTV shows as well as leading home shopping channels such as QVC. In 2006, we used the DRTV channel to launch our mass market brand “The Firm”.

•                  Retailers

Since the inception of our retailer channel in 1998, we have increased its breadth and diversity. As of the end of 2006, Gaiam media titles may be found in over 68,000 stores in the United States from 55,000 at the end of 2005. Gaiam media and other products are currently sold across a variety of leading retailers, including bookstores such as Barnes & Noble and Borders; media stores such as Best Buy and Blockbuster; lifestyle stores such as Discovery Channel Stores and EQ Life; beauty stores such as Ulta; home furnishing stores such as Bed, Bath and Beyond and ABC Carpet and Home; natural food stores such as Whole Foods Market and Wild Oats; sporting goods stores such as Dick’s and REI; mass merchants such as WalMart and Target, our largest customer, e-tailers such as Amazon.com and Drugstore.com; and wholesale clubs such as Costco and Sam’s Club. Many of these retailers display our products in branded store-within-store lifestyle presentations that may include custom fixtures designed and produced by Gaiam. We implemented our first store-within-store concept late in 2000 and the concept has grown to over 6,000 stores by the end of 2006, up from 4,500 stores at the end of 2005.

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

•                  Catalogs

Gaiam offers a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. We mailed approximately 20 million catalogs in 2006. Our customer demographics are highly regarded with an average income over $75,000 and over 70% college educated.

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

•                  Subscription Services

Gaiam offers a variety of subscription paid services.  These services include online communities under various brands and subscription clubs.  During 2006, we acquired Spiritual Cinema Circle and grew our membership to over 100,000 members.  In the fourth quarter of 2006, we also tested a beta site for Gaiam community development.

Our Operations

•                  Product Development and Sourcing

Gaiam branded products are sold across our sales channels. Non-proprietary products are only available through our catalogs and over the Internet. We use our catalog and Internet channels to test products before we develop products under the Gaiam brand and distribute them through our other sales channels. Our products are designed to supply information, enhance customers’ lifestyles and experiences and provide healthy, natural solutions while being eco-friendly and promoting a sustainable economy. Because we use a multi-channel approach to our business we are able to leverage our product development costs across all channels of our business.

Our proprietary products are designed by our product development team, sourced both domestically and internationally by our merchandisers and produced by third party suppliers to our specifications. We also screen the environmental and social responsibility of our suppliers. In order to minimize risk we often identify an alternate supplier for our products in a separate location.

•                  Customer Service

Gaiam focuses on building and maintaining customer relationships that thrive on loyalty and trust. We maintain a “no-risk guarantee” policy, whereby a customer is provided a full refund for Gaiam products that are returned at any time, for any reason. We have established a most valued customer program, which extends added benefits to our most loyal catalog and Internet customers. Our in-house customer service department includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs. We employ telephone routing software that directs each call to the appropriate representative. Our policy is to ship orders no later than the next business day, which we accomplish by stocking inventory that supports over 92% of our orders. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

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

We will continue to develop authentic content that caters to the LOHAS lifestyle in DVD, book and audio formats and also accelerate our efforts in the broadcast and online categories. We intend to expand our brand to MTM, which incorporates children’s, family, inspirational and edutainment media. We believe we can establish the Gaiam brand as a leading brand in these new media categories.

We have expanded our visual media offerings internationally and plan to continue to expand this opportunity. We also intend to broaden the variety of formats we offer, from our traditional “physical media” (DVD, CD, etc), to making our content available online to our consumers in both one-shot “purchase” format and paid monthly/annual subscription services.

•                  Capitalize on our market share positioning

We continue to grow our media market share. Based on Nielsen’s Videoscan, Gaiam grew its U.S. DVD market share from 15% in 2004 to 26% in 2005 (pro forma with GoodTimes of over 40%) to 45% in 2006 in the fitness/wellness category. Based on the same Nielsen scanning, Gaiam ended sixth in the non-theatrical U.S. DVD category with 6% market share. We intend to continue to grow our market share in the non-theatrical category through the production and acquisition of titles in the MTM category, focusing on children’s and family entertainment.  We also plan to line extend into wellness with solution based programming and media based kits building store within store on wellness and continuing to grow our retail presence.

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

We continue to improve margins as we are able to serve the large retailers directly instead of going through third party distributors allowed by the GoodTimes asset acquisition and the increased sales volume of Gaiam media. Since the GoodTimes transaction, we have been able to go directly to retailers like Wal-Mart and Kmart that were serviced by third party distributors prior to the acquisition.  During 2006 we implemented a new Vendor Manager Inventory System allowing us to improve store turns and reduce markdowns.

We launched a continuity and subscription club business in second quarter of 2005 which was augmented with certain acquired assets of GoodTimes Entertainment and the acquisition of a majority of Spiritual Cinema in 2006. These businesses carry over 85% gross margins and connect our media content directly to the consumer. We ended 2006 with over 100,000 paying members. We expect to invest in this channel of business. We believe that with the increase in broadband acceptance in the consumer marketplace coupled with our specialized media library and loyal direct customer base, we have an opportunity for strong growth at high margins.

We expect to grow our international business through licensing arrangements that carry low cost of goods. We have a valuable library of branded products that is not being currently monetized with the exception of the UK and Australia. In 2006, we hired personnel familiar with international licensing who will lead this initiative.

•                  Strengthen our Lifestyle Brand

Our goal is to maintain the Gaiam brand as an authority in the LOHAS market (including MTM) and to establish Gaiam as a unifying symbol of the emerging LOHAS lifestyle. We plan to strengthen the Gaiam brand by growing our media, making the Gaiam brand more prominent across our catalog efforts, focusing on category management initiatives, increasing our store-within-store presence across national retailers, increasing our marketing and PR efforts, and aggressively developing and marketing proprietary products while maintaining our high level of customer service. We initiated a branding study in late 2006 that will drive this initiative in 2007.

•                  Launch a Mass Market Brand in Fitness

We launched mass market media and products in fitness under “The Firm” brand in late 2006. We believe that the aging baby boomers at all income levels will be looking for fitness/wellness products. We do not market the Gaiam brand except in media in certain mass market channels and believe there is growth opportunity for us in those channels under a different brand with the same attention to quality that we have at Gaiam. We supported The Firm brand through DRTV dollars during 2006 and ended the year with over 1,000 doors carrying The Firm brand mainly through a SWIS display.

•                  Expand our Proprietary Products

Our proprietary products, which we introduced in 1997, represented over 70% of our revenues in fiscal year 2006. These products carry a higher margin, provide for branding opportunity and distinguish us from our competitors. We currently offer proprietary products that range from media products to sleep, stress relief, yoga and Pilates accessories to organic cotton bedding and bath products. We have also expanded our exclusive media library to over 2000 titles through our acquisition of the assets of GoodTimes Entertainment. We continue to develop and market proprietary products across the LOHAS sectors. We will continue to look for additional library acquisitions as we expand our content across the MTM market. We are strengthening our supply chain globally by sourcing a greater number of products offshore and leveraging our expanding media sales to acquire lower costs from our replicators. We leverage our product development costs over all sales channels.

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

In our business segment, we continue to expand our presence in national retailers and currently have placements in approximately 68,000 retail points in the United States up from 50,000 at the end of 2005 and 25,000 at the end of 2004. We also continue to expand our store-within-store concept in a variety of stores, including Whole Foods Market, Barnes & Noble Bookstores, Borders, Target, Ulta, Dick’s Sporting Goods, REI, ABC Carpet and Home and other national retailers. We currently have over 6,000 store within store concepts under the Gaiam and The Firm brands.

•                  Complement our Existing Business with Selective Strategic Acquisitions

Our growth strategy is not dependent on acquisitions. However, we will consider those strategic acquisitions in the LOHAS market that complement our existing business, increase our media and related product offerings, expand our geographical reach, extend our channel distribution, and add to our direct customer base. We especially focus on companies with media content, a strong brand identity and customer and product information databases that augment our existing databases. Gaiam often allows some of the acquired company’s management team to retain responsibility for front-end business functions such as creative presentation and marketing, while consolidating operational functions under Gaiam’s existing infrastructure when economies of scale can be realized.

•                  Establish a lifestyle community

In 2007, Gaiam plans to expand its community efforts, with specific focus on sustainability, personal development, healthy living, spirituality, alternative healthcare, and responsible media. Gaiam already works with the leading experts in these fields to produce our current suite of media offerings. In 2007, we will launch the online “space” for our customers to come together with each other and with Gaiam’s cadre of experts in these core LOHAS areas, to share ideas, discuss new trends and solutions, and allow our customers have access to world-class resources to deepen their understanding of issues that are central to how they choose to live their lives.

Our Business Segments

We separate our business into two business segments: the business segment which includes sales to businesses, retailers, corporate accounts and media outlets; and the direct-to-consumer segment, which includes DRTV, catalogs, E-commerce, and subscription community services.

The business segment represented 43% of 2006 revenues, while the direct to consumer segment represented 57% of revenues. See Note 11 to our consolidated financial statements for further information on our segments.

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

Our Employees

As of March 1, 2007, Gaiam and the Gaiam companies employed approximately 363 individuals. None of our employees are covered by a collective bargaining agreement.

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

Our founder and chief executive officer Jirka Rysavy controls Gaiam

Mr. Rysavy holds 100% of Gaiam’s 5,400,000 outstanding shares of class B common stock and also owns 1,118,682 shares of class A common stock. The shares of class B common stock are convertible into shares of class A common stock at any time. Each share of class B common stock has ten votes per share, and each share of class A common stock has one vote per share. Consequently, Mr. Rysavy is able to vote a majority of our stock, and will be able to exert substantial influence over Gaiam and to control matters requiring approval by the shareholders of Gaiam, including the election of directors, increasing our authorized capital stock, or a merger or sale of our assets. As a result of Mr. Rysavy’s control, no change of control of Gaiam can occur without Mr. Rysavy’s consent.

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

Not Applicable.

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

The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration

Broomfield, CO	36,000 sq. ft.	Headquarters and customer service	May 2008

Cincinnati, OH	355,000 sq. ft.	Fulfillment center	September 2007

New York, NY	18,400 sq. ft.	Media office	April 2008

Hopland, CA	12 acres	Renewable energy demo site	Owned

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

Item 4.             Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of our shareholders in the fourth quarter of the fiscal year ended December 31, 2006.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Gaiam’s Class A common stock has been quoted on the NASDAQ Global Market under the symbol “GAIA” since our initial public offering on October 29, 1999. On March 12, 2007, we had 7,991 shareholders of record and 19,250,276 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for Gaiam’s Class A common stock for the period indicated:

	High Bid	Low Bid	Close	Average Daily Volume
Fiscal 2006:
Fourth Quarter	$15.20	$11.98	$13.68	144,163
Third Quarter	$14.50	$9.80	$12.91	168,695
Second Quarter	$19.98	$13.88	$14.02	140,701
First Quarter	$16.49	$12.18	$16.11	59,677

Fiscal 2005:
Fourth Quarter	$14.90	$9.12	$13.51	62,735
Third Quarter	$11.05	$6.90	$10.32	33,038
Second Quarter	$7.19	$5.35	$6.96	4,270
First Quarter	$6.25	$5.17	$5.54	9,587

Dividend Policy

Gaiam has never declared or paid any cash dividends on its capital stock. In addition, our bank line of credit agreement prohibits payment of any dividends to our shareholders. As of December 31, 2006, Gaiam had no outstanding advances under the line of credit agreement.

Sales of Unregistered Securities

During 2006, Gaiam issued 369,724 shares of Class A common stock to Conscious Media, Inc. (“CMI”) shareholders to purchase shares of CMI. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fiscal year ended December 31, 2006. On February 6, 2007, Gaiam repurchased 2.5 million shares of its Class A common stock from Revolution Living LLC. See Note 13 — Subsequent Events.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,027,740	$10.59	1,050,971
Equity compensation plans not approved by security holders	—	—	—
Total	1,027,740	$10.59	1,050,971

Item 6.    Selected Financial Data

The selected statement of operations for the years ended December 31, 2006, 2005 and 2004 and balance sheet data as of December 31, 2006 and 2005 set forth below are derived from Gaiam’s audited consolidated financial statements which are included elsewhere in this Form 10-K. The selected statement of operations for the years ended December 31, 2003 and 2002 and balance sheet data as of December 31, 2004, 2003 and 2002 set forth below are derived from Gaiam’s audited consolidated financial statements which are not included in this Form 10-K. The historical operating results are not necessarily indicative of the results to be expected for any other period. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Gaiam’s consolidated financial statements and related notes, included elsewhere in this Form 10-K.

GAIAM, INC.
SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data
Net revenues	$219,480	$142,492	$96,657	$102,000	$111,406
Cost of goods sold	79,150	61,977	48,646	48,927	45,475
Gross profit	140,330	80,515	48,011	53,073	65,931
Selling, operating, general and administrative expenses	134,689	77,429	54,301	54,355	57,180
Operating income (loss)	5,641	3,086	(6,290)	(1,282)	8,751
Other income (loss)	3,905	(175)	109	546	(261)
Income (loss) before income taxes and minority interest	9,546	2,911	(6,181)	(736)	8,490
Income tax expense (benefit)	3,774	974	(2,440)	(461)	3,002
Minority interest in net income of consolidated subsidiary, net of tax	(128)	(601)	(897)	(697)	(40)
Net income (loss)	$5,644	$1,336	$(4,638)	$(972)	$5,448
Net income (loss) per share:
Basic	$0.23	$0.08	$(0.32)	$(0.07)	$0.39
Diluted	$0.23	$0.08	$(0.32)	$(0.07)	$0.38
Shares outstanding:
Basic	24,349	17,140	14,684	14,594	14,107
Diluted	24,617	17,354	14,684	14,594	14,489

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Cash	$104,876	$15,028	$10,439	$8,384	$11,422
Working capital	140,147	37,216	31,488	29,531	33,944
Total assets	250,968	156,101	88,287	91,860	91,167
Long-term debt (net of current maturities)	—	—	—	—	55
Stockholders’ equity	218,606	107,286	66,346	69,485	69,371

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

Overview and Outlook

Gaiam is a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. Gaiam’s media brand is built around its ability to develop and offer media content, products, lifestyle solutions and community to consumers in the LOHAS and the emerging MTM markets.

Gaiam offers its customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. Gaiam markets its media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, DRTV, subscription clubs, catalog, and through national retailers and corporate accounts.

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

Gaiam’s business segment sells directly to retailers, both domestically and abroad with Gaiam’s products now available in over 68,000 retail doors in the United States. In 2005, revenue in this segment was $70.2 million and grew to $93.8 million in 2006 reflecting a 33.7% increase. This increase reflects the sales of media titles acquired through acquisitions and asset purchases combined with internal growth.  During the year Gaiam expanded its store-within-store (“SWIS”) presence to over 6,000 lifestyle presentations, which are custom fixtures designed and produced by Gaiam.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing loyal community, and customer feedback on Gaiam’s and the LOHAS industry’s focus and future. During 2006, this segment generated revenues of $125.7 million, up from $72.3 million in 2005. This increase reflects growth of 73.8% with the continued investment into branded DRTV, clubs and membership programs.

During 2006, Gaiam completed several acquisitions targeted towards expanding and enhancing its media content and reach. These acquisitions included acquiring the remaining minority interests in CMI, a multimedia company, and Newmark Media, Ltd., a retail distributor in the natural grocery and drug channel. Gaiam also acquired an 85% interest in a DVD subscription club that provides inspirational and spiritual family films.

We believe our growth will be driven by information, media content, products, and community delivered to the consumer via broadcast, catalog, Internet, retailers, international licensing and electronic downloads and subscription systems. Gaiam has increased its focus on its media content creation and distribution, which strategically provides increased branding opportunities, significantly higher operating contribution and greater mainstream penetration. Gaiam plans to invest in its community and membership businesses over the next two years to better capitalize on strong relationships with its loyal consumer audience and growing broadband subscription trends. This will allow Gaiam to focus on better leveraging its content through subscription clubs and community.

Factors that Gaiam believes are important to its long-term success include building its brands, increasing international growth by expanding into new markets primarily through license arrangements, extending its product lines into wellness and children’s programs, and enhancing its multimedia platform community through new media opportunities, new club and membership programs, initiatives and acquisitions.

Critical Accounting Policies

Gaiam’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of Gaiam’s consolidated financial statements.

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

Purchase Accounting

Gaiam accounts for the acquisition of a controlling interest in a company using the purchase method prescribed by FASB Statement No. 141, Business Combinations (“SFAS 141”).  In determining the estimated fair value of certain acquired assets and liabilities, management makes assumptions based upon historical and other relevant information and, in some cases, independent expert appraisers.  Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results.  The estimated fair value of assets and liabilities acquired in accordance with SFAS 141 during 2006 are preliminary as of December 31, 2006.  We expect to obtain information necessary to finalize the estimated values during 2007.

Media Library

The media library asset represents the fair value of the library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products marketed by Gaiam to retailers and direct-mail and online customers. The fair value of acquired or purchased media titles and content is amortized on a straight-line basis over succeeding periods on the basis of its estimated useful life. Capitalized production costs are deferred for financial reporting purposes until the media is released and, then, amortized over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate.

Stock-Based Compensation

Effective January 1, 2006, Gaiam adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation issued to employees and others over the their requisite service period (generally the vesting period).  The fair value of each grant is estimated as of the grant date using the Black-Scholes option-pricing model.  This involves assumptions calculated using management’s best estimates at the time of the grant, which impacts the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.  Additional information is included in Note 1 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	36.1%	43.5%	50.3%
Gross profit	63.9%	56.5%	49.7%
Expenses:
Selling and operating	54.6%	47.5%	47.7%
Corporate, general and administrative	6.8%	6.9%	8.5%
Total expenses	61.4%	54.3%	56.2%
Income (loss) from operations	2.5%	2.2%	-6.5%
Other income (expense), net	1.8%	-0.1%	0.1%
Income (loss) before income taxes and minority interest	4.3%	2.0%	-6.4%
Income tax (benefit) expense	1.7%	0.7%	-2.5%
Minority interest in net income of consolidated subsidiary, net of tax	—%	-0.4%	-0.9%
Net income (loss)	2.6%	0.9%	-4.8%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue of $219.5 million during 2006 was 54.0% higher than the $142.5 million in revenue generated in 2005. Gaiam’s increase in revenue reflects the sales of media titles acquired from GoodTimes Entertainment, coupled with strong performance in our direct marketing programs, continued penetration into existing retail stores, and the addition of new retail distribution outlets. During the year, Gaiam added distribution to over 18,000 new retail doors, bringing the total number of doors in the United States to 68,000. Revenue in Gaiam’s direct to consumer segment was $125.7 million in 2006, an increase of $53.4 million or 73.8% over 2005 revenue of $72.3 million, primarily reflecting strong performance in our direct marketing programs and revenue from the SCI acquisition in August 2006. DRTV continues to be a strong revenue source for this segment while providing a test marketing platform for new brands and products. Total revenue generated by Gaiam’s business segment, including revenue generated by acquisitions, increased by 33.7% to $93.8 million in 2006 from $70.2 million in 2005.

Gross profit, which consists of revenue less cost of sales (primarily merchandise cost plus inbound freight and duties), increased to $140.3 million for 2006 from $80.5 million during 2005. As a percentage of revenue, gross profit increased 740 basis points to 63.9% in 2006 from 56.5% in 2005. The increase was primarily due to strong sales of media and direct marketing products which carry higher margins, but also carry higher selling and operating expenses. The increased media sales have allowed Gaiam to leverage its purchasing volume to receive improved buying discounts. Gaiam also continued to benefit from the elimination of fees previously paid for third party distribution following the GoodTimes transaction. Additionally, Gaiam’s strong cash position allowed the Company to take advantage of prompt pay vendor discounts.  The business segment’s gross profit increased to 62.5% in 2006 from 57.3% in 2005. The direct to consumer segment’s gross profit increased to 65.0% in 2006, up from 55.7% in 2005.

Selling and operating expenses increased to $119.7 million for 2006 compared to $67.6 million in the same period of 2005, primarily resulting from increased sales and operating expenses to support the revenue increases described above and the additional amortization expense associated with GoodTimes’ media library. As a percentage of revenue, selling and operating expenses increased to 54.6% in 2006 from 47.5% in 2005 reflecting a change in revenue mix toward increased media and direct marketing products which carry higher selling and operating expenses, such as merchandising fees and advertising costs, along with higher gross margins.

Corporate, general and administration expenses increased to $15.0 million in 2006 from $9.8 million in 2005 primarily due to Gaiam’s planned investments in its business to support the increased revenue base. As a percent of revenue, corporate general and administration expenses decreased slightly to 6.8% of revenue in 2006 compared to 6.9% of revenue in 2005.

Income from operations was $5.6 million in 2006, up from $3.1 million in 2005, primarily reflecting higher sales and improved gross profit margins, partially offset by higher selling and operating expenses associated with media and direct marketing products, as well as redundant system and operating costs as a result of the GoodTimes acquisition.  As a percent of revenue, income from operations improved to 2.5% of revenue during 2006, as compared to 2.2% of revenue in 2005.

Gaiam recorded other income of $3.9 million in 2006 compared to other expense of $0.2 million in 2005. The increase in 2006 other income primarily consisted of interest on cash investments and a gain of $0.5 million on the sale of 19,968 Series A Preferred Units of Life Balance Media Holdings LLC (“LIME”). This investment was acquired in August 2005 and represented a 19.9% interest in LIME. In 2005, Gaiam recorded a $646 thousand loss on this investment for the period from August 22, 2005 through December 31, 2005, which was partially offset by interest income of $0.4 million. The share of net income associated with minority interest in consolidated subsidiaries was $0.1 million in 2006, compared to the share of net income of $0.6 million for the comparable 2005 period.

Gaiam recorded an income tax expense of $3.8 million in 2006 compared to an income tax expense of $1.0 million in 2005. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam improved its financial performance over 2005. In 2006, Gaiam produced net income of $5.6 million, or $0.23 per share, as compared to a net income in 2005 of $1.3 million or $0.08 per share.

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

Gaiam recorded $175 thousand in other expense during 2005 and $109 thousand in other income during 2004. In August 2005, Gaiam acquired a 19.9% interest in LIME, and recorded a one-time $646 thousand loss on this investment for the period from August 22, 2005 through December 31, 2005. This loss was partially offset by interest income of $358 thousand for 2005. During 2004, Gaiam generated $160 thousand in interest income. The share of net income associated with minority interest in consolidated subsidiaries was $601 thousand in 2005, compared to the share of net income of $897 thousand for the comparable 2004 period.

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

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited quarterly results of operations for each of the quarters in 2006 and 2005. In management’s opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations. Amounts are in thousands, except per share data.

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$51,752	$43,161	$51,786	$72,781
Gross profit	33,162	26,891	32,629	47,648
Operating income (loss)	1,010	(2,676)	1,010	6,297
Net income (loss)	890	(1,166)	1,653	4,267
Diluted net income (loss) per share	$0.04	$(0.05)	$0.06	$0.16
Weighted average shares outstanding-diluted	20,795	23,140	26,864	27,211

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$26,324	$21,706	$30,139	$64,322
Gross profit	13,749	10,557	16,713	39,496
Operating income (loss)	287	(1,271)	878	3,193
Net income (loss)	116	(766)	505	1,481
Diluted net income (loss) per share	$0.01	$(0.05)	$0.03	$0.07
Weighted average shares outstanding-diluted	14,914	14,820	18,892	20,595

Note:  The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

Quarterly fluctuations in Gaiam’s revenues and operating results are due to a number of factors, including the timing of new product introductions and mailings to customers, advertising, acquisitions (including costs of acquisitions and expenses related to integration of acquisitions), competition, pricing of products by vendors and expenditures on our systems and infrastructure. The impact on revenue and operating results due to the timing and extent of these factors can be significant. Our sales are also affected by seasonal influences. On an aggregate basis, Gaiam generates its strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

 Gaiam’s capital needs arise from working capital required to fund our operations, capital expenditures related to acquisition and development of media content, development of our Internet and community platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to Gaiam’s infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of Gaiam’s product offerings, the ability to expand Gaiam’s customer base, the cost of ongoing upgrades to Gaiam’s product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. Additionally, Gaiam will continue to pursue opportunities to expand its media libraries, evaluate possible investments in businesses, products and technologies, and increase its sales and marketing programs and brand promotions as needed.

Gaiam has a credit agreement with Wells Fargo that permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable and inventory. At December 31, 2006, Gaiam had no borrowings outstanding under this agreement; however, $3.0 million was reserved for outstanding letters of credit. Gaiam has complied with all of the financial covenants. This credit agreement expires on July 31, 2007. Should Gaiam choose to borrow under the credit agreement, outstanding advances would bear interest at the lower of prime rate less 50 basis points or LIBO plus 275 basis points. Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities provided net cash of $1.7 million and $6.7 million in 2006 and 2005, respectively. Gaiam’s net cash generated from operating activities in 2006 was primarily attributable to net income of $5.6 million, net non-cash expenses of $11.0 million and decreases to accounts receivable of $3.3 million, partially offset by an increase in inventory of $5.4 million, reduced payables and other liabilities of $11.0 million, and net other uses of $1.8 million.  The reduction in accounts payable of $6.9 million reflects the Company’s decision to buy direct from overseas factories which require payment upon shipment versus going through distributors with payment terms.  This change in buying strategy, coupled with other cost saving initiatives, increased Gaiam’s gross profit margin to 63.9% in 2006 from 56.5% in 2005.  The increase in inventory reflects the additional products necessary to support the increased sales growth. Gaiam’s net cash generated from operating activities in 2005 was primarily attributable to net income of $1.3 million and noncash expenses of $6.4 million. The use of cash to fund the growth in accounts receivable resulting from increased sales volume was offset by the growth in accounts payable.

Gaiam’s investing and acquisition activities used net cash of $9.7 million and $40.4 million for 2006 and 2005, respectively. In 2006, Gaiam increased its ownership interest in CMI and Newmark Media, Ltd. (“Newmark”) and acquired an 85% ownership interest in Spiritual Cinema, Inc. (“SCI”), resulting in net cash outlay of $7.0 million. Additionally, Gaiam acquired or produced additional media content and rights as well as sold other property and equipment for a net cash outlay of $2.7 million. During 2005, Gaiam used cash to acquire assets from GoodTimes and to fund Gaiam’s investment in LIME. In 2005 Gaiam used $1.6 million for the purchase of property, equipment and media rights.

Gaiam’s financing activities generated net cash of $97.0 million and $38.7 million for 2006 and 2005, respectively. On May 24, 2006, Gaiam sold 5,000,000 shares of Class A common stock and on June 13, 2006 sold 690,000 shares of Class A common stock. The combined sale generated net proceeds of $93.0 million. On July 7, 2005, Gaiam issued and sold 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP. On August 22, 2005, Gaiam issued and sold 2,500,000 shares of unregistered Class A common stock for an aggregate purchase price of $20 million to Revolution Living, LLC. The remaining 2006 and 2005 cash generated by financing activities resulted primarily from the exercise of stock options under Gaiam’s 1999 Long Term Incentive Program.

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

Contractual Obligations

Gaiam has commitments pursuant to lease and debt agreements, but does not have any outstanding commitments pursuant to long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 yrs

Operating lease obligations	$6,153	$4,597	$1,008	$304	$244

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2006, Gaiam is not involved in any unconsolidated SPEs or VIEs.

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

In 2003, Gaiam purchased a 50.1% interest in Gaiam Limited, formerly known as Leisure Systems International Limited, a U.K. based distributor. Because Gaiam Limited’s revenues are primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations. However, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of December 31, 2006.

Item 8.             Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Gaiam, Inc.

Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule II for the years ended December 31, 2006, 2005 and 2004.  We also have audited management’s assessment, included in the accompanying Managements’ Report on Internal Control over Financial Reporting included in Item 9A, that Gaiam, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

As discussed in Note 1 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gaiam, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule II for the years ended December 31, 2006, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, management’s assessment that Gaiam, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO Criteria.  Furthermore, in our opinion, Gaiam, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO Criteria.

Ehrhardt Keefe Steiner & Hottman PC

March 14, 2007
Denver, Colorado

GAIAM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$104,876	$15,028
Accounts receivable, net of allowance for doubtful accounts of $1,180 in 2006 and $761 in 2005	25,324	28,067
Inventory, less allowances	24,313	20,792
Deferred advertising costs	3,965	3,917
Deferred tax assets	3,404	3,627
Other current assets	4,965	4,838
Total current assets	166,847	76,269

Property and equipment, net	7,784	9,428
Media library, net	37,201	38,339
Non-current deferred tax assets	5,958	7,282
Goodwill and other intangibles	28,879	17,541
Notes receivable and other assets	4,299	7,242
Total assets	$250,968	$156,101

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,848	$25,843
Accrued liabilities	7,437	13,045
Income taxes payable	415	165
Total current liabilities	26,700	39,053

Long-term liabilities	—	1,663
Total liabilities	26,700	40,716

Minority interest	5,662	8,099

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 21,749,936 and 15,010,736 shares issued and outstanding at December 31, 2006 and 2005, respectively	2	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2006 and 2005	1	1
Additional paid-in capital	200,906	95,840
Accumulated other comprehensive income	873	264
Retained earnings	16,824	11,180
Total stockholders’ equity	218,606	107,286
Total liabilities and stockholders’ equity	$250,968	$156,101

See accompanying notes to the consolidated financial statements.

GAIAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Net revenue	$219,480	$142,492	$96,657
Cost of goods sold	79,150	61,977	48,646
Gross profit	140,330	80,515	48,011

Expenses:
Selling and operating	119,700	67,639	46,060
Corporate, general and administration	14,989	9,790	8,241
Total expenses	134,689	77,429	54,301

Income (loss) from operations	5,641	3,086	(6,290)

Other income (expense)	645	(533)	(51)
Interest income	3,260	358	160
Other income (expense)	3,905	(175)	109

Income (loss) before income taxes and minority interest	9,546	2,911	(6,181)

Income tax expense (benefit)	3,774	974	(2,440)
Minority interest in net income of consolidated subsidiaries, net of income taxes	(128)	(601)	(897)
Net income (loss)	$5,644	$1,336	$(4,638)

Net income (loss) per share:
Basic	$0.23	$0.08	$(0.32)
Diluted	$0.23	$0.08	$(0.32)
Shares used in computing net income (loss) per share:
Basic	24,349	17,140	14,684
Diluted	24,617	17,354	14,684

See accompanying notes to the consolidated financial statements.

GAIAM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Deferred	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Earnings	Total

Balance at December 31, 2003	9,203,056	$1	5,400,000	$1	$53,831	$(72)	$525	$15,199	$69,485

Issuance of common stock in conjunction with acquisitions and compensation	208,841				1,102	72	—	—	1,174
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(4,638)	(4,638)
Foreign currency translation adjustment, net of income taxes of $75	—	—	—	—	—	—	325	—	325
Comprehensive loss	—	—	—	—	—	—	—	—	(4,313)

Balance at December 31, 2004	9,411,897	1	5,400,000	1	54,933	—	850	10,561	66,346

Issuance of common stock in conjunction with acquisitions and compensation	5,598,839	—	—	—	40,907	—	—	—	40,907
Retained earnings adjustment to reflect Conscious Media as an equity investment from the date of initial investment through acquisition of a majority interest	—	—	—	—	—	—	—	(717)	(717)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,336	1,336
Foreign currency translation adjustment, net of income taxes of $(155)	—	—	—	—	—	—	(586)	—	(586)
Comprehensive income	—	—	—	—	—	—	—	—	750

Balance at December 31, 2005	15,010,736	1	5,400,000	1	95,840	—	264	11,180	107,286

Sale of common stock in underwritten offerings	5,690,000	1	—	—	93,601	—	—	—	93,602
Issuance of common stock in conjunction with acquisitions and compensation	1,049,200	—	—	—	11,465	—	—	—	11,465
Comprehensive income:
Net income	—	—	—	—	—	—	—	5,644	5,644
Foreign currency translation adjustment, net of income taxes of $393	—	—	—	—	—	—	609	—	609
Comprehensive income	—	—	—	—	—	—	—	—	6,253

Balance at December 31, 2006	21,749,936	$2	5,400,000	$1	$200,906	$—	$873	$16,824	$218,606

See accompanying notes to the consolidated financial statements.

GAIAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years ended December 31,
	2006	2005	2004
Operating activities
Net income (loss)	$5,644	$1,336	$(4,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,926	2,146	2,822
Amortization	5,883	2,555	2,077
Noncash stock-based compensation	623	—	72
Minority interest in consolidated subsidiaries	128	601	897
Noncash loss on disposal of property and equipment	—	—	259
Noncash (gain) loss from equity method investment	(680)	646	—
Noncash gain on Gaiam.com stock redemption	—	—	(442)
Deferred income tax expense (benefit)	3,210	472	(564)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,319	(11,066)	2,622
Inventory	(5,373)	3,143	304
Deferred advertising costs	(531)	(1,281)	(986)
Other current assets	(1,175)	(1,674)	(30)
Notes receivable and other assets	(238)	(139)	330
Accounts payable	(6,859)	11,399	192
Accrued liabilities and income taxes payable	(4,133)	(1,404)	210
Net cash provided by operating activities	1,744	6,734	3,125

Investing activities
Purchase of property, equipment, and media rights	(3,412)	(1,589)	(1,649)
Proceeds from sale of property and equipment	668	—	—
Purchase of acquisitions, investments, and stock rights	(6,998)	(38,804)	26
Net cash used in investing activities	(9,742)	(40,393)	(1,623)

Financing activities
Principal payments on capital leases	—	—	(55)
Proceeds from issuance of common stock, net	97,022	38,708	427
Net cash provided by financing activities	97,022	38,708	372

Effects of exchange rates on cash and cash equivalents	824	(460)	181

Net increase in cash and cash equivalents	89,848	4,589	2,055
Cash and cash equivalents at beginning of year	15,028	10,439	8,384
Cash and cash equivalents at end of year	$104,876	$15,028	$10,439

Supplemental cash flow information
Interest paid	$23	$—	$1
Income taxes paid	949	1,196	679
Common stock issued for acquisitions	4,943	2,150	539

See accompanying notes to the consolidated financial statements.

GAIAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Gaiam, Inc. (“Gaiam”) is a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. Gaiam was incorporated under the laws of the State of Colorado on July 7, 1988.

Principle of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Gaiam and its subsidiaries in which Gaiam’s ownership is greater than 50% and the subsidiary is considered to be under Gaiam’s control. All material intercompany accounts and transaction balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts with financial institutions and highly liquid investments, which mature within three months of date of purchase. The fair value of the cash and cash equivalents approximates their carrying value due to their short maturities.

Provision for Doubtful Accounts and Returns

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

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. Gaiam identifies its inventory items to write down for obsolescence based on the item’s current sales status and condition. If the item is discontinued or slow moving, it is written down based on an estimate of the markdown to retail price needed to sell through its current stock level of the item. The reserve for obsolescence was $3.6 million in 2006 and $1.9 million in 2005.

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

Amounts recorded as advertising expense, including those related to Gaiam’s catalogs and infomercials were $35.5 million, $17.6 million and $11.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in selling and operating expense in the consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Included in property and equipment is the cost of internal-use software, including software used in connection with Gaiam’s websites. Gaiam expenses all costs related to the development of internal-use software other than those incurred during the application development stage in accordance with AICPA Statement of Position No. (“SOP”) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, which is typically three years. Depreciation of property and equipment is computed on the straight-line method over estimated useful lives (generally three to ten years). Property and equipment purchased under capital leases are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term.

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

Gaiam evaluates its long-lived assets, including investments, on at least an annual basis to test for impairment or valuation issues, and concluded that, as of December 31, 2006 and 2005, no indicators of impairment were present.

Purchase Accounting

Gaiam accounts for the acquisition of a controlling interest in a company using the purchase method prescribed by FASB Statement No. 141, Business Combinations (“SFAS 141”).  In determining the estimated fair value of certain acquired assets and liabilities, management makes assumptions based upon historical and other relevant information and, in some cases, independent expert appraisers.  Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results.  The estimated fair value of assets and liabilities acquired in accordance with SFAS 141 during 2006 are preliminary as of December 31, 2006.  We expect to obtain information necessary to finalize the estimated values during 2007.

Media Library

The media library asset represents the fair value of Gaiam’s library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products marketed by Gaiam to retailers and direct-mail and online customers. The media library is presented net of accumulated amortization of approximately $16.2 million and $10.9 million at December 31, 2006 and 2005, respectively, and it is being amortized over the estimated useful life of the titles, which range from five to fifteen years. Additionally, Gaiam estimates approximately $9.6 million in participation expenses, primarily royalties, on acquired and produced media content during 2007.

In accordance with SOP No. 00-2, Accounting by Producers or Distributors of Films, media library costs to produce media content consists of costs incurred to produce the media content, net of accumulated amortization. These costs, as well as participation costs, are recognized as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues from all sources to be earned over a seven year period. Capitalized production costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Revenue forecasts, based primarily on historical sales statistics, are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s fair value.

During 2006, capitalized production costs for released films were approximately $248 thousand, and for those films not yet released was approximately $1.1 million. Additionally, as of December 31, 2006, Gaiam estimates that approximately $1.1 million or 21% of the unamortized costs for released films will be amortized during 2007, and approximately 81% of the unamortized costs for released films will be amortized within the next three years. Accumulated amortization for produced media content at December 31, 2006 and 2005 was approximately $8.1 million and $6.8 million, respectively. Amortization expense for produced media content for the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.0 million, and $1.4 million, respectively.

The acquired and purchased media rights have $32.2 million of remaining unamortized costs as of December 31, 2006 that will be amortized on a straight-line basis over 7 to 132 months. Amortization expense for acquired and purchased media rights for the years ended December 31, 2006, 2005 and 2004 was $4.1 million, $1.5 million, and $687 thousand, respectively. Based upon the acquired and purchased media and audio titles and rights at December 31, 2006, the annual amortization expense for the next five years is expected to approximate $3.9 million per annum. In 2005, Gaiam added $32.3 million in media assets from its acquisition of content and programming from GoodTimes Entertainment.

Based on total media library costs at December 31, 2006 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, the amortization expense for the next five years is expected to continue to be approximately $5 million or less per annum.

Goodwill and OtherIntangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Gaiam’s other intangibles mainly consist of customer lists. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is reviewed for impairment annually or more frequently if impairment indicators arise, on a reporting unit level. The estimated fair value of a reporting unit is compared with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.

If the carrying amount of a reporting unit exceeds its estimated fair value, the goodwill impairment test is performed to measure the amount of impairment loss. Gaiam has allocated goodwill to two reporting units, and uses a market value method for the purposes of testing for potential impairment. The annual review requires extensive use of financial judgment and estimates. Application of alternative assumptions and definitions, such as a change in the composition of a reporting unit, could yield significantly different results.

Gaiam completed its annual goodwill tests, using comparable company market multiples to establish the estimated fair value of the reporting units, and found no goodwill impairment in either of its reporting units for 2006 and 2005. Gaiam has allocated all of its goodwill balance of $28.3 million at December 31, 2006 to its two reporting units, business and direct to consumer, in the amounts of $17.0 million and $11.3 million, respectively. At December 31, 2005, Gaiam allocated goodwill in the amounts of $11.7 million and $5.7 million, respectively, to its business and direct to consumer reporting units. Goodwill is allocated to reporting units at the time of acquisition. The following table sets forth the changes in goodwill for the period December 31, 2004 through December 31, 2006 by business segment.

	Direct to Consumer Segment	Business Segment	Total
	(in thousands)

Balance at December 31, 2004	$5,477	$4,279	$9,756
Additions	231	7,759	7,990
Foreign currency rate change	—	(351)	(351)
Balance at December 31, 2005	5,708	11,687	17,395
Additions	5,606	4,919	10,525
Foreign currency rate change	—	429	429
Balance at December 31, 2006	$11,314	$17,035	$28,349

Gaiam’s other intangibles gross carrying amount, and related accumulated amortization, at December 31, 2006 and 2005 were $0.7 million and $0.2 million, and $0.1 million and $13 thousand, respectively. The amortization periods range from 17 to 60 months. Amortization expense for the years ended December 31, 2006 and 2005 was $0.1 million and $13 thousand, respectively. Based on the December 31, 2006 balance of other intangibles, the Company estimates amortization expense to be $0.4 million in 2007, $0.1 million in 2008, $32 thousand in 2009, $19 thousand in 2010, and none thereafter.

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

Revenues

Revenue from the sale of products is recognized at the time merchandise is shipped to the customer. Revenue for services provided, such as design consultation for solar installations, is recognized when services are rendered. Licensing revenue is recognized upon delivery of the media licensed. Amounts billed to customers for postage and handling are recognized as revenue at the time that the revenues arising from the product being shipped are recognized. Postage and handling costs, which were approximately $13.0 million for 2006, $8.3 million for 2005 and $4.4 million for 2004, are included in selling and operating expense along with other fulfillment costs incurred to warehouse, package and deliver products to customers. Gaiam provides a reserve for expected future returns at the time the sale is recorded based upon historical experience and future expectations.

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

Stock-Based Compensation

Prior to January 1, 2006, Gaiam accounted for its stock option program under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

During the first quarter of fiscal 2006, Gaiam adopted the provisions of and accounted for stock-based compensation in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaced SFAS 123 and supersedes APB 25. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is from the grant date through the end of the vesting period. Gaiam elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service periods using the compensation cost estimated for the SFAS 123 pro forma disclosures. The adoption of SFAS 123R reduced income from operations and income before income taxes and minority interest by $0.6 million each, decreased net income by $0.4 million, and lowered both basic and diluted earnings per share by $0.01 for the year ended December 31, 2006. The change to SFAS 123R had an immaterial effect on cash flow from operations and cash flow from financing activities for 2006. See Note 10 — Share-Based Payments for further information regarding stock option plan assumptions and expenses.

The following table sets forth the pro forma amounts of net income (loss) and net income (loss) per share for the years ended December 31, 2005 and 2004, that would have resulted if Gaiam had accounted for its stock-based compensation plan under the fair value recognition provisions of SFAS 123 and recorded stock-based compensation expense (in thousands, except per share data).

	For the Years Ended December 31,
	2005	2004

Net income (loss) as reported	$1,336	$(4,638)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	72
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(398)	(611)
Pro forma	$938	$(5,177)
Net income (loss) per common share:
As reported	$0.08	$(0.32)
Pro forma	$0.06	$(0.35)
Fully diluted net income (loss) per common share:
As reported	$0.08	$(0.32)
Pro forma	$0.05	$(0.35)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“Board”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statement, in the period this Interpretation is adopted. Consequently, Gaiam will adopt the provisions of FIN 48 for its fiscal year beginning on January 1, 2007. Management believes that FIN 48 is applicable to Gaiam, but cannot yet reasonably estimate the impact of the Interpretation.

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

Comprehensive Income

SFAS No. 130, Reporting on Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. Comprehensive income includes all changes in equity during a period from non-owner sources. Gaiam’s accumulated other comprehensive income consists only of foreign currency translation adjustments, net of income taxes.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares of 119 thousand are excluded from the computation of diluted earnings per share for 2004 because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Numerator for basic and diluted earnings (loss) per share	$5,644	$1,336	$(4,638)

Denominator:
Weighted average shares for basic earnings (loss) per share	24,349	17,140	14,684

Effect of dilutive securities:
Weighted average of common stock, stock options, and warrants	268	214	—

Denominators for diluted earnings (loss) per share	24,617	17,354	14,684

Net income (loss) per share—basic	$0.23	$0.08	$(0.32)
Net income (loss) per share—diluted	$0.23	$0.08	$(0.32)

2.                                     Notes Receivable and Other Assets

Notes receivable and other assets as of December 31, 2006 consisted of $1.3 million of investments, $2.4 million in notes and related interest receivable, and $0.6 million of other long-term assets. On January 5, 2006, Gaiam entered into an agreement with Alps Communications LLC (“Alps”) and Life Balance Media Holdings LLC (“LIME”), to sell 19,968 Series A Preferred Units of LIME to Alps, an investment previously accounted for using the equity method. The purchase price per unit was equal to the amount Gaiam paid for its investment during 2005. Alps assumed all unpaid Series A Capital Contribution commitments from Gaiam and executed a 7.5% interest bearing promissory note due February 28, 2009 in the principal amount of $2,250,000. After the closing of this transaction, Gaiam owned 4,876 units, or less than 4%, of LIME. This transaction resulted in a gain of $0.5 million which is included in Other income (expense) on the Consolidated Statements of Operations for the year ended December 31, 2006. On February 6, 2007, the Alps promissory note plus accrued interest was prepaid as part of an agreement pursuant to which Gaiam repurchased certain of its shares. See Note 13 — Subsequent Events. Notes receivable and other assets as of December 31, 2005 consisted of $6.8 million of investments and $0.4 million of other assets.

On June 23, 2006, Gaiam purchased, for $3.5 million, an approximate 34% ownership interest in Cinema Circle, Inc. (“CCI”), the parent company of Spiritual Cinema Circle, a subscription-based DVD film club. This investment was accounted for under the equity method and the excess of the cost of the investment over the underlying equity in the net assets of CCI, $2.3 million, was recognized as goodwill. During July 2006, Gaiam purchased an additional 29% interest in CCI for $3.4 million. With the purchase of the additional interest, Gaiam’s ownership was approximately 63% and, therefore, commencing with the effective dates of the additional share purchases, CCI met the accounting criteria to be considered a business combination as outlined in SFAS No. 141, Business Combinations and Gaiam began consolidating CCI’s results of operations effective July 31, 2006.  On September 30, 2006, Gaiam reduced its investment in CCI to a 15% ownership interest and changed its accounting for CCI from the consolidation to cost method. See Note 3 — Mergers and Acquisitions.

3.            Mergers and Acquisitions

Results from operations of acquired companies are included in the consolidated financial statements of Gaiam from the effective acquisition dates.  None of the goodwill resulting from acquisition of companies during 2006 is expected to be deductible for tax purposes.

In August 2005, Gaiam entered into agreements with Revolution Living, LLC, its founder, Steve Case, and Revolution Living’s LIME subsidiary. Under the terms of the Agreements, Gaiam acquired a minority interest in LIME for approximately $7.5 million. This investment was accounted for using the equity method, so Gaiam’s share of the losses sustained by LIME from the date of acquisition through December 31, 2005, totaling $646 thousand, have been reflected in Gaiam’s statement of operations for 2005, and the “Notes receivable and other assets” line on the balance sheet was reduced accordingly. Effective in January 2006, Gaiam reduced its ownership in LIME to less than 4%. See Note 2 — Notes Receivable and Other Assets.  Additionally, on February 6, 2007, Gaiam sold this investment.  See Note 13 — Subsequent Events.

In September 2005, Gaiam acquired a majority of the net assets held by GoodTimes and certain of its affiliates for $34.4 million in cash plus $0.6 million in estimated acquisition, legal and accounting costs.  GoodTimes’ assets included entertainment programming and home video products distributed through various channels, including television, retailers and the Internet. Gaiam commenced distribution of titles and content acquired in this asset purchase on September 13, 2005, and the results of sales in both the direct to consumer and business segments are included in the consolidated financial statements of Gaiam from this date. At December 31, 2005, the purchase price of $35.0 million was initially allocated $29.1 million to media library, $13.2 million to tangible assets, and $7.3 million to assumed liabilities.

During 2006, Gaiam reduced the aggregate purchase price to $34.8 million due to unrealized estimated acquisition costs and adjusted the estimated fair values by allocating $32.3 million to the media library, $9.4 million to tangible assets, and $6.9 million to assumed liabilities. The adjustments were primarily based on additional facts about benefits and obligations as of the purchase date which were identified during the allocation period after the acquisition date. As a result of the adjustment to the media library, Gaiam recorded in September 2006 additional amortization expense of $0.3 million.

In October 2005, Gaiam acquired a 53.4% ownership interest in Newmark Media, Ltd. (“Newmark”), a distribution company specializing in placing wellness media products in the grocery and drugstore channels for an approximately $750 thousand cash contribution to Newmark. Gaiam allocated the purchase price to the net tangible assets, and, as Newmark had negative net worth, Gaiam recorded $869 thousand in goodwill. On December 31, 2006, Gaiam acquired the 46.6% minority ownership interest in Newmark for $250 thousand cash and recorded an additional $222 thousand in goodwill. The stock purchase calls for additional consideration of up to $100 thousand contingent upon the achievement of certain distribution and product mix goals over the next two years. Gaiam has not yet recognized the contingent consideration because its amount is not determinable beyond a reasonable doubt. The purchase price allocation is preliminary pending the identification and valuation of potentially separable intangibles and reorganization liabilities. Management believes that Newmark’s expertise in product placement in these under-penetrated channels more than compensates for the goodwill recorded.

On December 30, 2005, Gaiam increased its ownership percentage in Conscious Media, Inc. (“CMI”), a multimedia company, to 51% for an additional investment of $3.5 million. Gaiam acquired shares directly from the CMI for its $1.5 million in notes receivable and issued 146,667 shares of Gaiam Class A common stock and promissory notes totaling $240 thousand to certain CMI shareholders. One of these shareholders, a non-profit corporation, who had received its shares as a contribution prior to Gaiam’s original investment, sold its shares to Gaiam at a discount. Gaiam has recorded a reduction to retained earnings and its investment of $717 thousand to reflect its share of the results from operations of CMI from the date of its original investment in 2002 to the end of 2005, when Gaiam acquired a majority interest. Gaiam valued the net tangible assets of CMI at December 30, 2005, recorded the portion assignable to minority interest and recorded $6.9 million in goodwill.

On September 29, 2006, Gaiam increased its ownership percentage in CMI from 51% to 86% for an additional investment of $1.9 million. Gaiam acquired stock directly from certain CMI minority interest shareholders by issuing 149,698 shares of Gaiam Class A common stock. Also, on September 29, 2006, CMI reacquired and retired 14.5 million of its outstanding Class A common stock from another minority shareholder in exchange for 100% of the common stock of a wholly-owned subsidiary of CMI. As a result of the additional investment, Gaiam recorded a $1.4 million increase to goodwill.

During the fourth quarter of 2006, CMI reacquired and retired 1.0 million of its outstanding Class A common stock from a minority shareholder in exchange for the forgiveness of $1.0 million worth of a note receivable from that shareholder. As a result of this exchange and an additional Gaiam investment of $3.2 million, comprised of 220,026 shares of Gaiam Class A common stock, of which 85,526 shares were issued to two outside board members of Gaiam, and cash of $0.2 million, Gaiam owned effectively all of CMI’s outstanding stock as of November 8, 2006 and recognized additional goodwill of $3.3 million. Gaiam is still in the process of assessing the estimated fair value of the net assets acquired and, thus, the allocation of the purchase price is subject to refinement. Management believes that CMI’s expertise in media programming, development and post production will complement Gaiam’s current businesses and future growth, at a cost less than Gaiam could develop on its own.

On September 30, 2006, Gaiam, CCI, and Spiritual Cinema, Inc. (“SCI”), a newly formed subsidiary of Gaiam, entered into a Share Exchange Agreement (“SCI Agreement”). Prior to Gaiam’s original investment in CCI (see Note 2 — Notes Receivable and Other Assets), CCI had two business segments, direct (primarily subscription clubs) and film production. Under the SCI Agreement, 100% of the equity and net assets of CCI’s direct segment were acquired by SCI from CCI in exchange for 76% of Gaiam’s interest in CCI and 15% of SCI. Of the $6.9 million determined cost of its 85% ownership in SCI, Gaiam allocated $5.6 million to goodwill, $0.5 million to customer lists, and the remainder to net tangible assets and minority interest. The customer lists are being amortized on a straight-line basis over 17 months. The purchase price allocation is preliminary pending further identification and valuation of potentially separable intangibles and reorganization liabilities. SCI’s results of operations were included in Gaiam’s consolidated statement of operations commencing October 1, 2006. Gaiam plans to invest in its community business over the next two years to better capitalize on strong relationships with its loyal consumer audience and growing broadband subscription trends. This will allow Gaiam to focus on better leveraging its content through subscription clubs and community. The films distributed to SCI’s members are meaningful inspirational and spiritual family films that compliment Gaiam’s product offerings.

4.             Property and Equipment

Property and equipment, stated at lower of cost or fair value, consists of the following as of December 31 (in thousands):

	2006	2005

Land	$3,100	$3,100
Buildings	1,587	1,545
Furniture, fixtures and equipment	5,580	4,670
Leasehold improvements	1,475	1,321
Website development costs	4,763	4,094
Studio, computer and telephone equipment	7,864	10,890
Vehicles	—	636
Warehouse equipment	1,191	1,462
	25,560	27,718
Accumulated depreciation and amortization	(17,776)	(18,290)
	$7,784	$9,428

5.             Leases

Gaiam leases office and warehouse space through operating leases. Gaiam has renewal clauses in some of these leases, which range from 1 to 10 years. The following schedule represents the annual future minimum payments, as of December 31, 2006 (in thousands):

Operating

2007	$4,597
2008	845
2009	163
2010	163
2011	141
2012	122
2013	122
Total minimum lease payments	$6,153

Gaiam incurred rent expense of $4.3 million, $2.7 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6.             Accrued Liabilities

Accrued liabilities consist of the following as of December 31 (in thousands):

	2006	2005

Accrued royalties	$2,266	$6,596
Deferred funding obligation — LIME investment	—	2,078
Accrued compensation	2,169	1,395
Other accrued liabilities	3,002	2,976
	$7,437	$13,045

7.             Line of Credit

Gaiam is party to a revolving line of credit agreement with a financial institution, which expires on July 31, 2007.  The credit agreement permits borrowings up to the lesser of $15 million or Gaiam’s borrowing base which is calculated based upon the collateral value of Gaiam’s accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 50 basis points or LIBO plus 275 basis points. Borrowings are secured by a pledge of Gaiam’s cash and investments held at the financial institution, accounts receivable, inventory and certain property and equipment. The credit agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam’s shareholders and requiring the maintenance of certain financial ratios. At December 31, 2005, Gaiam had no amounts outstanding under this agreement; however, $3.0 million was reserved for outstanding letters of credit.  Gaiam has complied with all the financial covenants.

8.             Income Taxes

Gaiam’s provision for income taxes is comprised of the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Current:
Federal	$4,135	$346	$(2,157)
State	885	48	(381)
International	62	301	662
	5,082	695	(1,876)
Deferred:
Federal	(1,067)	232	(482)
State	(241)	47	(82)
	(1,308)	279	(564)
Total	$3,774	$974	$(2,440)

Variations from the federal statutory rate are as follows (in thousands):

	2006	2005	2004

Expected federal income tax expense at statutory rate of 34%	$3,246	$978	$(2,079)
Effect of permanent differences	48	30	28
State income tax expense, net of federal benefit and utilization of net operating loss	433	66	(301)
Effect of differences between U.S. taxation and foreign taxation	47	(100)	(88)
Income tax expense	$3,774	$974	$(2,440)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax asset as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$553	$130
Inventory-related expense	456	560
Accrued liabilities	3,104	1,090
Prepaid and deferred catalog costs	(709)	(900)
Net operating loss carryback	—	2,746
Total current deferred tax assets	$3,404	$3,627
Non-current:
Depreciation and amortization	$(578)	$(267)
Net operating loss carryforward	7,026	7,613
Foreign exchange rate gain	(490)	(64)
Total non-current deferred tax assets	$5,958	$7,282
Total net deferred tax assets	$9,362	$10,909

At December 31, 2006, no provision had been made for U.S. federal and state income taxes on approximately $0.2 million of undistributed foreign earnings, which are expected to be reinvested outside of the U.S. indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, Gaiam would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Gaiam’s foreign subsidiaries generated income before minority interest and income taxes of approximately $0.2 million, $1.2 million and $2.1 million in 2006, 2005 and 2004, respectively.

At December 31, 2006 Gaiam had net operating loss (“NOL”) carry forwards of approximately $18.0 million associated with acquisitions completed in 2001, 2002 and 2005, which may be used to offset future taxable income. These carryforwards expire beginning in 2019. The Internal Revenue Service Code contains provisions that limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of NOL carryforwards from tax periods prior to the ownership changes. Gaiam’s NOL carryforwards as of December 31, 2006 are subject to annual limitations due to changes in ownership.

Gaiam expects the deferred tax assets at December 31, 2006 to be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no valuation allowances for deferred tax items were considered necessary as of December 31, 2006 or 2005.

9.             Stockholders’ Equity

In 2004, Gaiam issued 97,590 shares of Class A common stock upon exercise of options granted under the 1999 Long-Term Incentive Plan, and 11,251 shares of Class A common stock to Gaiam’s independent directors in lieu of cash compensation for services rendered in 2003.

In 2005, Gaiam issued a total of 8,221 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2004, and issued 62,634 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan. On July 7, 2005, Gaiam issued and sold 2,821,317 shares of unregistered Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP. The holders of these shares have certain registration rights. On August 22, 2005, Gaiam issued and sold 2,500,000 shares of unregistered Class A common stock for an aggregate purchase price of $20 million to Revolution Living, LLC. Additionally, Gaiam issued 60,000 shares of Class A common stock as purchase consideration for a media catalog business and issued 146,667 shares of Class A common stock to purchase shares of CMI.

In 2006, Gaiam issued a total of 7,692 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2005 and 2006 and issued 671,784 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan. On May 24, 2006, Gaiam sold 5,000,000 shares of Class A common stock and on June 13, 2006 sold 690,000 shares of Class A common stock in an underwritten offering. The combined sale generated gross proceeds of $99.6 million. Gaiam issued 149,698 and 220,026 shares of Class A common stock on September 29, 2006 and November 8, 2006, respectively, to acquire additional ownership of CMI. See Note 3 — Mergers and Acquisitions.

As of December 31, 2006, Gaiam had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 1999 Long-Term Incentive Plan
Stock options outstanding	1,027,740
Shares reserved for issuance to directors in lieu of cash compensation for 2006 services rendered	1,370
Total shares reserved for future issuance	6,429,110

Each holder of shares of Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of shares of Class A common stock and shares of Class B common stock vote as a single group on all matters that are submitted to the shareholders for a vote. Accordingly, holders of a majority of the votes of the shares of Class A common stock and shares of Class B common stock entitled to vote in any election of directors may elect all of the directors who stand for election. As a result of voting rights described above, the holder of the Class B common stock has effective control of Gaiam. As of December 31, 2006 and 2005, all Class B common stock was held by the Chairman and Chief Executive Officer of Gaiam.

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

10.          Share-Based Payments

Gaiam’s share-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. Gaiam grants options under its 1999 Long-Term Incentive Plan (“the Plan”), which provides for the granting of options to purchase up to 3 million shares of Gaiam’s common stock. Both incentive stock options and nonqualified stock options may be issued under the provisions of the Plan. Employees of Gaiam and its affiliates, members of the Board of Directors, consultants and certain key advisors are eligible to participate in the Plan, which terminates no later than June 1, 2009. Options under the Plan are generally granted with an exercise price equal to the closing market price of Gaiam’s stock at the date of the grant and normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. Grants typically expire seven years from the date of grant.

The stock-based compensation cost charged against income was $0.6 million and $0.1 million in 2006 and 2004, respectively, with none in 2005, and is shown in Corporate, general and administration expenses on Gaiam’s consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation was $0.2 million and $28 thousand for 2006 and 2004, respectively.  As of December 31, 2006, there was $3.0 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

Gaiam uses the Black-Scholes option pricing model to determine the estimated fair value of stock options and shares issued under the Plan. The determination of fair value stock-based payment awards on the date of grant using an option-pricing model is affected by Gaiam’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include Gaiam’s expected term of the awards, expected stock price volatility over the expected term of the awards, risk-free interest rate and expected dividends. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which differ significantly from our stock options as traded options have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, particularly for expected term and expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

The expected terms are derived from historical behavior of management versus non-management participant groupings.  Expected volatilities are based on the historically realized volatility of Gaiam’s stock over the expected term. Gaiam’s use of historical realized volatility is based upon the expectation that future volatility over the expected term is not likely to differ from historical results. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. Gaiam does not anticipate paying any cash dividends in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model. In accordance with SFAS No. 123R, Gaiam is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data by participant groupings is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees and two years for Board members.

	2006	2005	2004

Expected volatility	51% - 61%	38.4% - 46.9%	37.5% - 68.9%
Weighted-average volatility	59%	42%	69%
Expected dividends	0%	0%	0%
Expected term (in years)	1.5 - 5.9	5	5
Risk-free rate	4.27% - 5.13%	2.28% - 4.39%	2.72% - 3.65%

A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,504,564	$7.74
Granted	364,400	13.24
Exercised	(671,784)	5.81
Forfeited or expired	(169,440)	9.90
Outstanding at December 31, 2006	1,027,740	$10.59	4.1	─
Exercisable at December 31, 2006	483,250	$10.12	2.4	─

New shares are issued upon the exercise of options. Gaiam received $3.9 million in cash and realized a $2.5 million tax benefit from stock options exercised during 2006. The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $8.06, $4.37, and $3.48, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $6.3 million, $0.3 million, and $0.2 million, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 was $0.4 million, $1.4 million, and $1.3 million, respectively.

On December 13, 2006, Gaiam’s Compensation Committee of the Board of Directors allowed  the vesting and exercise period to continue for 14,400 unvested share options held by a former employee who will continue to provide services to the Company on a consulting basis. This modification had an immaterial effect on compensation expense for the year ended December 31, 2006.

11.          Segment and Geographic Information

Gaiam manages its business and aggregates its operational and financial information in accordance with two reportable segments. The direct to consumer segment contains the DRTV, catalog, Internet, and subscription community sales channels, while the business segment comprises the retailers, media and corporate account channels.

Although Gaiam is able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for Gaiam’s business segments is as follows (in thousands):

Segment Information

	Year Ended December 31,
	2006	2005	2004
Net revenue:
Direct to consumer	$125,708	$72,337	$52,428
Business	93,772	70,155	44,229
Consolidated net revenue	219,480	142,492	96,657
Contribution margin (loss):
Direct to consumer	(2,291)	(781)	(82)
Business	7,932	3,867	(6,208)
Consolidated contribution margin (loss)	5,641	3,086	(6,290)
Reconciliation of contribution margin (loss) to net income (loss):
Other income (expense)	3,905	(175)	109
Income tax expense (benefit)	3,774	974	(2,440)
Minority interest in net income of consolidated subsidiary, net of income taxes	(128)	(601)	(897)
Net income (loss)	$5,644	$1,336	$(4,638)

The direct to consumer and business segments had total assets as follows (in thousands):

	As of December 31,
	2006	2005	2004
Total Assets:
Direct to consumer	$89,507	$33,565	$30,648
Business	161,461	122,536	57,639
	$250,968	$156,101	$88,287

Major Customer

Sales to our largest customer for 2006, 2005 and 2004 accounted for approximately 10.1%, 12.1% and 13.2% of total revenue, respectively, during these periods.

Geographic Information

Gaiam sells and distributes essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada and the United Kingdom and are based on the location of the customer. The following represents geographical data for Gaiam’s operations as of and for the year ended December 31 (in thousands):

	2006	2005	2004
Revenue:
United States	$206,584	$128,034	$79,392
International	12,896	14,458	17,265
	$219,480	$142,492	$96,657
Long-Lived Assets:
United States	$44,172	$46,466	$17,117
International	1,750	1,729	1,829
	$45,922	$48,195	$18,946

	As of December 31,
	2006	2005	2004
Components of Long-Lived Assets (1):
Property and equipment, net	$7,784	$9,428	$7,857
Media Library, net	37,201	38,339	10,884
Other Intangibles	530	146	—
Notes receivable and other assets	407	282	205
	$45,922	$48,195	$18,946

(1)             Excludes other non-current assets (non-current deferred tax assets, goodwill, investments, notes receivable, and security deposits) of $38,199, $31,637, and $20,381 for 2006, 2005, and 2004, respectively.

12.          Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except for per share data):

	Fiscal 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$51,752	$43,161	$51,786	$72,781
Gross profit	33,162	26,891	32,629	47,648
Operating income (loss)	1,010	(2,676)	1,010	6,297
Net income (loss)	890	(1,166)	1,653	4,267
Diluted net income (loss) per share	$0.04	$(0.05)	$0.06	$0.16
Weighted average shares outstanding-diluted	20,795	23,140	26,864	27,211

	Fiscal 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$26,324	$21,706	$30,139	$64,322
Gross profit	13,749	10,557	16,713	39,496
Operating income (loss)	287	(1,271)	878	3,193
Net income (loss)	116	(766)	505	1,481
Diluted net income (loss) per share	$0.01	$(0.05)	$0.03	$0.07
Weighted average shares outstanding-diluted	14914	14,820	18,892	20,595

Note:                   The aggregate of certain of the above amounts differs from that reported for the full fiscal year due to the effects of rounding.

13.          Subsequent Events

On February 6, 2007, Gaiam entered into a stock repurchase agreement (the “Agreement”) with Revolution Living LLC (“Revolution Living”) and Alps, whereby Gaiam purchased 2.5 million of its Class A common stock from Revolution Living for $13.14 per share or $32.8 million in cash, Alps prepaid its promissory noteprincipal plus accrued interest in the amount of $2.4 million, Alps acquired Gaiam’s investment in LIME for $1.5 million in cash, and David Golden, Chief Financial Officer of Revolution, resigned from the Board of Directors of Gaiam. Also as part of the Agreement, Jirka Rysavy, Gaiam’s Chairman and largest shareholder, purchased for $7.2 million Revolution Living’s option to acquire approximately 2.3 million of his Gaiam shares at $10 per share. The price to repurchase the option was calculated as the spread between the negotiated $13.14 share price for Gaiam’s purchase of the shares from Revolution Living and the $10 option exercise price. The $13.14 per share price agreed to by the parties was the average price over the last 90 days of Gaiam’s shares prior to the closing. As of the date of repurchase, the 2.5 million shares are reflected as Treasury stock on Gaiam’s Consolidated Balance Sheet.

Financial Statement Schedule II

Gaiam, Inc.

Schedule II - Consolidated Valuation and Qualifying Accounts

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year (1)

Allowance for Doubtful Accounts:
2006	$761	$1,230	$811	$1,180
2005	$642	$945	$826	$761
2004	$801	$892	$1,051	$642

Reserve for Sales Returns:
2006	$4,819	$17,457	$15,385	$6,891
2005	$1,814	$6,350	$3,345	$4,819
2004	$1,133	$3,737	$3,056	$1,814

(1)             Includes reserves associated with acquired assets/companies

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2006, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Gaiam’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to affect, Gaiam’s internal control over financial reporting.

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

Gaiam’s management assessed the effectiveness of Gaiam’s internal control over financial reporting as of December 31, 2006. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on that assessment, management concluded that, as of December 31, 2006, Gaiam’s internal control over financial reporting is effective based on those criteria.

Gaiam’s assessment of the effectiveness of Gaiam’s internal control over financial reporting as of December 31, 2006 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.          Other Information

Not applicable.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 17, 2007, to be filed with the Commission pursuant to Regulation 14A.

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

Item 11.           Executive Compensation

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 17, 2007, to be filed with the Commission pursuant to Regulation 14A.

Item 12.                                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2007, to be filed with the Commission pursuant to Regulation 14A.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2007, to be filed with the Commission pursuant to Regulation 14A.

Item 14.           Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to Gaiam’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2007, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

                         Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules.

Schedule II Consolidated Valuation and Qualifying Accounts.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Registration Statement on Form S-1 (No. 333- 83283)).

3.2	Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

3.3	Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Registration Statement on Form S-1 (No. 333-83283).

10.1

Amended and Restated Credit Agreement dated July 29, 2005 between Gaiam, Inc. and
Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of
Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).

10.2	Gaiam, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.3	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Registration Statement on Form S-4 (No. 333-50560).

10.4

First Lease Amendment, dated March 1, 2000, between Gaiam, Inc. and Duke-Weeks
Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002).

Exhibit No.	Description

10.5

Second Lease Amendment, dated October 5, 2005, between Gaiam, Inc. and Duke-
Weeks Realty (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on
Form 10-K for the year ended December 31, 2005).

10.6	Lease Amendment, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

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

10.11

Purchase Agreement and General Release and Settlement dated as of February 6, 2007 among Gaiam, Inc., Revolution Living, LLC, Jirka Rysavy and Stephen M. Case
(incorporated by reference to Exhibit 10.1 of Gaiam’s current report on Form 8-K dated
February 12, 2007).

10.12	Form of Employment Agreement between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.3 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.13	Form of Employment Agreement between Gaiam, Inc. and Lynn Powers (incorporated by reference to Exhibit 10.4 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.14

Insurance and Stock Redemption Agreement dated as of August 4, 2005 between Gaiam,
Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.15	Gaiam, Inc. Executive Officer Salaries (filed herewith).

10.16	Gaiam, Inc. Nonemployee Director Compensation (incorporated by reference to exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

Exhibit No.	Description

10.17	Form of Stock Option Agreement under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).

21.1	List of Gaiam Subsidiaries (filed herewith).

23.1	Consent letter from Ehrhardt Keefe Steiner & Hottman PC (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on this 7th day of March, 2007.

GAIAM, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board and	March 7, 2007
Jirka Rysavy	Chief Executive Officer
(Principal Executive Officer)

/s/ Lynn Powers	President, Secretary and	March 7, 2007
Lynn Powers	Director

/s/ James Argyropoulos	Director	March 7, 2007
James Argyropoulos

/s/ Barnet M. Feinblum	Director	March 7, 2007
Barnet M. Feinblum

/s/ Barbara Mowry	Director	March 7, 2007
Barbara Mowry

/s/ Ted Nark	Director	March 7, 2007
Ted Nark

/s/ Paul H. Ray	Director	March 7, 2007
Paul H. Ray

/s/ Vilia Valentine	Chief Financial Officer	March 7, 2007
Vilia Valentine	(Principal Accounting Officer)