Form 10-Q
period 2007-03-31
GAIAM INC
filed 2007-05-10
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2007
Class A Common Stock ($.0001 par value)	19,252,636
Class B Common Stock ($.0001 par value)	5,400,000

GAIAM, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. When used in discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to Gaiam or its management are intended to identify such forward-looking statements. Gaiam’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, consumer trends, acquisitions, new initiatives undertaken by Gaiam, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, control of Gaiam by its founder, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in Gaiam’s filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our management’s view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, Gaiam’s consolidated financial position as of March 31, 2007, the interim results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. These interim statements have not been audited. The balance sheet as of December 31, 2006 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with Gaiam’s audited financial statements, including the notes thereto, for the year ended December 31, 2006.

GAIAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,165	$104,876
Accounts receivable, net	16,855	25,324
Inventory, less allowances	25,478	24,313
Deferred advertising costs	3,891	3,965
Deferred tax assets	3,524	3,404
Other current assets	5,862	4,965
Total current assets	138,775	166,847

Property and equipment, net	7,710	7,784
Media library, net	36,422	37,201
Goodwill and other intangibles, net	28,893	28,879
Deferred tax assets, net	4,226	5,958
Notes receivable and other assets	585	4,299
Total assets	$216,611	$250,968

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,630	$18,848
Accrued liabilities	9,630	7,437
Income taxes payable	—	415
Total current liabilities	23,260	26,700

Minority interest	5,640	5,662

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,252,346 and 21,749,936 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2007 and December 31, 2006	1	1
Additional paid-in capital	168,247	200,906
Accumulated other comprehensive income	885	873
Retained earnings	18,576	16,824
Total stockholders’ equity	187,711	218,606
Total liabilities and stockholders’ equity	$216,611	$250,968

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2007	2006

Net revenue	$58,458	$51,752
Cost of goods sold	20,982	18,590
Gross profit	37,476	33,162

Expenses:
Selling and operating	32,012	28,906
Corporate, general and administration	3,839	3,246
Total expenses	35,851	32,152

Earnings from operations	1,625	1,010

Other income	1,203	577

Earnings before income taxes and minority interest	2,828	1,587

Income tax expense	1,117	612
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	41	(85)
Net income	$1,752	$890

Net earnings per share:
Basic	$0.07	$0.04
Diluted	$0.07	$0.04
Shares used in computing net earnings per share:
Basic	25,651	20,435
Diluted	25,813	20,795

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$1,752	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	455	518
Amortization	1,850	1,164
Minority interest in consolidated subsidiaries	(41)	85
Gain from sale of investment	(127)	(519)
Noncash stock-based compensation	239	84
Deferred income tax expense	1,610	457
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,435	5,364
Inventory	(1,246)	(1,269)
Deferred advertising costs	(223)	618
Other current assets	(912)	(1,350)
Note receivable and other assets	(53)	(113)
Accounts payable	(5,207)	(6,188)
Accrued liabilities	2,281	(716)
Income taxes payable	(475)	(68)
Net cash provided by (used in) operating activities	8,338	(1,043)

Investing activities
Purchase of property, equipment and media rights	(1,032)	(191)
Proceeds from sale of investments	3,871	—
Net cash provided by (used in) investing activities	2,839	(191)

Financing activities
Repurchase of Class A common stock, net	(32,907)	—
Proceeds from issuance of common stock, net	6	1,889
Net cash provided by (used in) financing activities	(32,901)	1,889

Effects of exchange rates on cash and cash equivalents	13	80
Net change in cash and cash equivalents	(21,711)	735
Cash and cash equivalents at beginning of period	104,876	15,028
Cash and cash equivalents at end of period	$83,165	$15,763

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$112	$126
Common stock issued for acquisitions	$—	$—

See accompanying notes to the interim condensed consolidated financial statements

Gaiam, Inc.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2007

1.              Summary of Significant Accounting Policies

Management believes the following to be critical accounting policies whose application has a material impact on Gaiam Inc.’s (“Gaiam” or the “Company”) financial presentation, and involve a higher degree of complexity, as they require management to make judgments and estimates about matters that are inherently uncertain.

No changes were made to our significant accounting policies during the three months ended March 31, 2007, except for the adoption of the Financial Accounting Standards Board’s (“FASB”) Interpretation  No. 48, Accounting  for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). See Gaiam’s significant accounting policy for Income Taxes discussed below.

Organization and Nature of Operations

Gaiam is a branded lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. Gaiam was incorporated under the laws of the State of Colorado on July 7, 1988.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Gaiam and its subsidiaries in which Gaiam’s ownership is greater than 50% and the subsidiary is considered to be under Gaiam’s control. All material intercompany accounts and transaction balances have been eliminated in consolidation.

The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

Purchase Accounting

Gaiam accounts for the acquisition of a controlling interest in a company using the purchase method prescribed by FASB Statement No. 141, Business Combinations (“SFAS 141”). In determining the estimated fair value of certain acquired assets and liabilities, management makes assumptions based upon historical and other relevant information and, in some cases, independent expert appraisers. Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results. The estimated fair value of assets and liabilities acquired in accordance with SFAS 141 during 2006 are preliminary as of March 31, 2007.  We expect to obtain information necessary to finalize the estimated values during the remainder of 2007.

Goodwill and Other Intangibles

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

Investments

Investments in limited liability companies in which Gaiam does have the ability to exercise significant influence or control, or in which it holds a five percent or more membership interest, are accounted for under the equity method. Investments in corporations in which Gaiam does have the ability to exercise significant influence or control, or in which it holds a twenty percent or more ownership, are also accounted for under the equity method. Under the equity method, Gaiam records its share of the income or losses of the investment by increasing or decreasing the carrying value of its investment and recording the income or expense through the consolidated statement of operations. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. Investments under the cost and equity methods are included on the accompanying unaudited Condensed Consolidated Balance Sheets in Notes receivable and other assets.

Media Library

The media library asset represents the fair value of Gaiam’s library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products marketed by Gaiam to retailers and direct-mail and online customers. The acquired and purchased media rights are recorded at fair market value and amortized on the basis of their estimated useful lives. Capitalized costs to produce media products are recognized as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate remaining gross revenues. Ultimate remaining revenue forecasts, based primarily on historical sales statistics, are continually reviewed by management and revised when warranted by changing conditions.  When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s fair value.

Contractual Obligations

Gaiam has commitments pursuant to lease agreements, but does not have any outstanding commitments pursuant to long-term debt, capital lease, or purchase obligations. The following table shows Gaiam’s commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$3,791	$2,235	$1,008	$304	$244

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of March 31, 2007, Gaiam is not involved in any unconsolidated SPEs or VIEs.

Income Taxes

Gaiam provides for income taxes pursuant to the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations.

Effective January 1, 2007, Gaiam adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under FIN 48, Gaiam must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, Gaiam is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in Gaiam’s Condensed Consolidated Balance Sheets and Statements of Operations.  The result of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on Gaiam’s condensed consolidated financial statements. Gaiam’s tax returns for all years after 2002 are subject to future examination by tax authorities.

Use of Estimates

The unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities in Gaiam’s interim condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157” or the “Statement”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Gaiam will adopt the provisions of SFAS 157 in its fiscal year commencing January 1, 2008. Management currently believes that adoption of the provisions of SFAS 157 will not have a material impact on Gaiam’s consolidated financial statements.

2.              Notes Receivable and Other Assets

Notes receivable and other assets as of March 31, 2007 consisted of $0.6 million of other long-term assets and as of December 31, 2006 was comprised of $1.3 million of investments, $2.4 million in notes and related interest receivable, and $0.6 million of other long-term assets.

Gaiam entered into an agreement with Alps Communications LLC (“Alps”) and Life Balance Media Holdings LLC (“LIME”) on January 5, 2006, to sell 19,968 Series A Preferred Units of LIME, an investment previously accounted for using the equity method. The purchase price per unit was equal to the amount Gaiam paid for its investment during 2005. Alps Communications assumed all unpaid Series A Capital Contribution commitments from Gaiam and executed an interest bearing promissory note due February 28, 2009 in the principal amount of $2,250,000. After the closing of this transaction, Gaiam owned 4,876 units, or less than 4%, of LIME. This transaction resulted in a gain of $0.5 million which is included in Other income on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006. On February 6, 2007, Gaiam entered into a stock repurchase agreement with Revolution Living LLC (“Revolution Living”) and Alps. As part of the stock repurchase agreement Alps prepaid its promissory note principal plus accrued interest in the amount of $2.4 million and acquired Gaiam’s investment in LIME for $1.4 million in cash.

3.      Stockholders’ Equity

On February 6, 2007, Gaiam entered into a stock repurchase agreement (the “Agreement”) with Revolution Living and Alps, whereby as part of the Agreement Gaiam purchased 2.5 million shares of its Class A common stock from Revolution Living for $13.14 per share or $32.8 million in cash. The $13.14 per share price agreed to by the parties was the average price over the last 90 days of Gaiam’s shares prior to the Agreement’s closing. In accordance with the cost method of accounting for treasury stock, Gaiam recorded the treasury stock at $32.9 million including acquisition legal fees. Since Gaiam has not yet decided the ultimate disposition of the re-acquired stock, its cost is reflected in the Condensed Consolidated Balance Sheet at March 31, 2007 as a $32.9 million reduction to Additional paid-in capital. Following this repurchase, Gaiam had approximately 24.7 million Class A and Class B common shares outstanding.

During the first three months of 2007, Gaiam issued a total of 1,370 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2006. In addition, for the quarter ended March 31, 2007, Gaiam issued 1,040 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

4.      Share-Based Payments

Gaiam’s share-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. Gaiam grants options under its 1999 Long-Term Incentive Plan (“the Plan”), which provides for the granting of options to purchase up to 3 million shares of Gaiam’s common stock and terminates no later than June 1, 2009. Options under the Plan are generally granted with an exercise price equal to the closing market price of Gaiam’s stock at the date of the grant and normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. Grants typically expire seven years from the date of grant. Gaiam uses the Black-Scholes option pricing model to determine the estimated fair value of stock options and shares issued under the Plan. The determination of fair value stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by Gaiam’s stock price as well as assumptions regarding a number of complex and subjective variables. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees and two years for Board members.

During the first quarter of 2007, Gaiam granted 65,000 stock options to employees and directors. Total share-based compensation recognized was $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively, and is shown in Corporate, general, and administration expenses on Gaiam’s Condensed Consolidated Statements of Operations.

5.      Comprehensive Income

Gaiam’s comprehensive income is comprised of net income and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Net income	$1,752	$890
Foreign currency translation adjustment, net	12	85
Comprehensive income, net of taxes	$1,764	$975

6.              Earnings Per Share

Basic earnings per share excludes any dilutive effects of options, warrants and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares of 326 thousand are excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 because their effect is antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006

Numerator for basic and diluted earnings per share	$1,752	$890
Denominator:
Weighted average share for basic earnings per share	25,651	20,435
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	162	360
Denominators for diluted earnings per share	25,813	20,795

Net earnings per share—basic	$0.07	$0.04
Net earnings per share—diluted	$0.07	$0.04

7.              Segment Information

Gaiam manages its business and aggregates its operational and financial information in accordance with two reportable segments. The direct to consumer segment contains the Internet, catalog, direct response marketing, and subscription community sales channels, while the business segment comprises the retailers, media, and corporate account channels.

Although Gaiam is able to track revenue by sales channel, the management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution margin is defined as net sales, less cost of goods sold and direct and allocated expenses. Financial information for Gaiam’s business segments was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenue:
Direct to consumer	$34,065	$26,110
Business	24,393	25,642
Consolidated net revenue	58,458	51,752
Contribution margin (loss):
Direct to consumer	(600)	(619)
Business	2,225	1,629
Consolidated contribution margin	1,625	1,010
Reconciliation of contribution margin to net income:
Other income	1,203	577
Income tax expense	1,117	612
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	41	(85)
Net income	$1,752	$890

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Adopted New Accounting Policies

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for Gaiam January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. For additional information regarding the adoption of FIN 48, see Note 1 — Summary of Significant Accounting Policies - Income Taxes to the Interim Condensed Consolidated Financial Statements.

Overview and Outlook

Gaiam is a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. Gaiam’s media brand is built around its ability to develop and offer media content, products, lifestyle solutions and community to consumers in the Lifestyle of Health and Sustainability (“LOHAS”) and the emerging Media that Matters (“MTM”) markets.

Gaiam offers its customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. Gaiam markets its media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, catalog, direct response marketing, and subscription clubs, and through national retailers and corporate accounts.

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

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases. This direct link to the consumer provides a sounding board for new product testing, promotional opportunities, a growing loyal community, and customer feedback concerning the focus and future of Gaiam and the LOHAS industry as a whole. During 2006, Gaiam completed several acquisitions targeted toward expanding and enhancing its media content and reach. These acquisitions included acquiring the remaining minority interests in Conscious Media, Inc., a multimedia company, and Newmark Media, Ltd., a retail distributor in the natural grocery and drug channel. Gaiam also acquired an 85% interest in a DVD subscription club that provides inspirational and spiritual family films.

We believe our growth will be driven by information, media content, products, and community delivered to the consumer via broadcast, catalog, Internet, retailers, international licensing and electronic downloads and subscription systems. Gaiam has increased its focus on media content creation and distribution, which strategically provides increased branding opportunities, significantly higher operating contribution and greater mainstream penetration. Gaiam plans to invest in its community and membership businesses over the next two years to better capitalize on strong relationships with its loyal consumer audience and growing broadband subscription trends. This will allow Gaiam to focus on better leveraging its content through subscription clubs and community.

Factors that Gaiam believes are important to its long-term success include building brand equity, increasing international growth by expanding into new markets primarily through license arrangements, extending product lines into wellness and children’s programs, and enhancing the multimedia platform community through new media opportunities, new club and membership programs, initiatives and acquisitions.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006

Net revenue	100.0%	100.0%
Cost of goods sold	35.9%	35.9%
Gross profit	64.1%	64.1%

Expenses:
Selling and operating	54.7%	55.8%
Corporate, general and administration	6.6%	6.3%
Total expenses	61.3%	62.1%

Income from operations	2.8%	2.0%
Other income, net	2.0%	1.1%
Income tax expense	1.9%	1.2%
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	0.1%	(0.2)%
Net income	3.0%	1.7%

Three Months Ended March 31, 2007 and 2006

Revenue of $58.5 million during the three months ended March 31, 2007 was 13.0% higher than the $51.8 million in revenue generated in the first quarter of 2006. The increase in revenue primarily reflects Gaiam’s successful direct marketing programs, particularly in web and direct response marketing, and an expansion of its community and subscription clubs. Revenue in Gaiam’s direct to consumer segment was $34.1 million for the three months ended March 31, 2007, an increase of $8.0 million or 30.5% over 2006 first quarter revenue of $26.1 million. Total revenue generated by Gaiam’s business segment was $24.4 million for the quarter ended March 31, 2007 compared to $25.6 million for the three months ended March 31, 2006 reflecting the liquidation of GoodTimes titles and formats sold during the first quarter of 2006 that are no longer carried by Gaiam. Also impacting the business segment was the discontinuation of certain products in the United Kingdom as the Company moves towards a Gaiam branded model versus a distributor model.

Gross profit, which consists of revenue less cost of sales (primarily merchandise cost plus inbound freight and duties), increased to $37.5 million in the first quarter of 2007 from $33.2 million for the three months ended March 31, 2006. As a percentage of revenue, gross profit remained consistent at 64.1%.

Selling and operating expenses increased to $32.0 million for the three months ended March 31, 2007 compared to $28.9 million in the same period of 2006, primarily resulting from increased sales and investments made in branding, advertising, and other marketing programs. As a percentage of revenue, selling and operating expenses decreased to 54.7% in the first quarter of 2007 from 55.8% during the quarter ended March 31, 2006 reflecting increased leverage on the higher revenue base.

Corporate, general and administration expenses increased to $3.8 million for the first quarter of 2007 from $3.2 million for the three months ended March 31, 2006 primarily due to Gaiam’s planned investments to support the increased revenue base. As a percent of revenue, corporate general and administration expenses increased slightly to 6.6% of revenue during the first quarter of 2007 compared to 6.3% of revenue for the same period in 2006.

Income from operations was $1.6 million for the quarter ended March 31, 2007, up from $1.0 million for the first quarter of 2006, reflecting higher sales and improved selling and operating expenses, partially offset by higher corporate, general and administration expenses.  As a percent of revenue, income from operations improved to 2.8% of revenue during the three months ended March 31, 2007, as compared to 2.0% of revenue for the first quarter of 2006.

Gaiam recorded other income of $1.2 million during the first quarter of 2007 compared to $0.6 million during the same period in 2006. The increase in 2007 other income primarily consisted of interest on cash investments. In the first quarter of 2006, Gaiam recorded in other income a $0.5 million gain on the sale of 19,968,968 Series A Preferred Units of LIME.

Gaiam recorded income tax expense of $1.1 million in the first quarter of 2007 compared to $0.6 million in the same period of 2006. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam improved its 2007 first quarter financial performance over that of the first three months of 2006. For the quarter ended March 31, 2007, Gaiam produced net income of $1.8 million, or $0.07 per share, as compared to net income in the same period of 2006 of $0.9 million or $0.04 per share.

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

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory, and certain property and equipment. At March 31, 2007, Gaiam had no amounts outstanding under this agreement; however, $3.5 million was reserved for outstanding letters of credit. Gaiam has complied with all of the financial covenants. The credit agreement expires on July 31, 2007. Should Gaiam choose to borrow under the credit agreement, outstanding advances would bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities provided net cash of $8.3 million for the three months ended March 31, 2007, reflecting cash provided from net income of $1.8 million, noncash depreciation and amortization adjustment to net income of $2.3 million, improved accounts receivable collections of $8.4 million, increased accrued liabilities of $2.3 million, and other noncash charges to net income of $1.6 million. The sources of funds were partially offset by the use of funds to reduce accounts payable by $5.2 million, increase inventory by $1.2 million and income taxes payable by $0.5 million, and advanced media production and acquired media programming and increase other current assets by $1.2 million. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments. During the three months ended March 31, 2006, Gaiam’s operating activities used net cash of $1.0 million, primarily reflecting the use of funds to reduce accounts payable of $6.2 million and an increase in other current assets of $1.4 million including advances in media production and acquired media programming. This use of funds was partially offset by net income of $0.9 million, a decrease in accounts receivable of $5.4 million, a reduction in media production and programming of $0.6 million, and non-cash charges to net income of $1.7 million.

Gaiam’s investing activities for the three months ended March 31, 2007 provided net cash of $2.8 million from the sale of the LIME investment for $1.4 million and prepayment of the Alps promissory note principle and interest for $2.4 million, partially offset by cash used for the purchase of property, equipment, and media rights for $1.0 million. During the three months ended March 31, 2006, Gaiam’s investing and acquisition activities used cash of $0.2 million for the purchase of property, equipment, and media rights.

Gaiam’s financing activities used net cash of $32.9 million for the three months ended March 31, 2007 primarily to repurchase 2.5 million shares of Gaiam Class A common stock. For three months ended March 31, 2006, Gaiam’s financing activities provided net cash of $1.9 million reflecting the exercise of stock options during the quarter.

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

Risk Factors

There are risks and uncertainties that could cause Gaiam’s actual results to be materially different from those indicated by forward-looking statements that it makes from time to time in filings with the Securities and Exchange Commission, news releases, proxy statements, annual reports, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of Gaiam. These risks and uncertainties include, but are not limited to, those listed in Gaiam’s Annual Report on Form 10-K for the year ended December 31, 2006. These risks and uncertainties and additional risks and uncertainties not presently known to Gaiam or that are currently deemed immaterial may cause its business, financial condition, operating results and cash flows to be materially adversely affected.  Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond Gaiam’s control. Gaiam does not undertake any obligation to update forward-looking statements except as required by law.

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

In 2003, Gaiam purchased a 50.1% interest in Gaiam Limited (also known as Leisure Systems International Limited), a U.K. based distributor. Because Gaiam Limited’s revenue is primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations. However, Gaiam has determined that no material market risk exposure to its consolidated financial position, results of operations or cash flows existed as of March 31, 2007.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of March 31, 2007, Gaiam’s chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in Gaiam’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Gaiam’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, Gaiam is involved in legal proceedings that it considers to be in the normal course of business. Gaiam does not believe that any of these proceedings will have a material adverse effect on its business.

Item 1A.   Risk Factors

No material changes.

Item 2.   Sales of Unregistered Securities and Use of Proceeds

Gaiam had no sales of unregistered securities during the quarter ended March 31, 2007.

Gaiam purchased shares of its Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
2/6/2007	2,500,000	(1)	$13.14	—	—

(1)    On February 6, 2007, Gaiam entered into a stock repurchase agreement (the “Agreement”) with Revolution Living and Alps, whereby as part of the Agreement Gaiam purchased 2.5 million shares of its Class A common stock from Revolution Living for $13.14 per share or $32.8 million in cash. The $13.14 per share price agreed to by the parties was the average price of Gaiam’s shares over the last 90 days prior to the Agreement’s closing.

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
May 9, 2007

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(principal accounting officer)