Form 10-Q
period 2007-06-30
GAIAM INC
filed 2007-08-09
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2007
Class A Common Stock ($.0001 par value)	19,266,101
Class B Common Stock ($.0001 par value)	5,400,000

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, Gaiam’s consolidated financial position as of June 30, 2007, the interim results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. These interim statements have not been audited. The balance sheet as of December 31, 2006 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with Gaiam’s audited financial statements, including the notes thereto, for the year ended December 31, 2006.

GAIAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,152	$104,876
Accounts receivable, net	8,475	25,324
Inventory, less allowances	25,180	24,313
Deferred advertising costs	3,315	3,965
Deferred tax assets	3,424	3,404
Other current assets	4,851	4,965
Total current assets	134,397	166,847

Property and equipment, net	7,290	7,784
Media library, net	36,246	37,201
Goodwill and other intangibles	29,013	28,879
Deferred tax assets	4,231	5,958
Notes receivable and other assets	697	4,299
Total assets	$211,874	$250,968

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,645	$18,848
Accrued liabilities	7,259	7,437
Income taxes payable	646	415
Total current liabilities	18,550	26,700

Minority interest	5,572	5,662

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,257,611 and 21,749,936 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2007 and December 31, 2006	1	1
Additional paid-in capital	168,562	200,906
Accumulated other comprehensive income	957	873
Retained earnings	18,230	16,824
Total stockholders’ equity	187,752	218,606
Total liabilities and stockholders’ equity	$211,874	$250,968

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net revenue	$52,361	$43,161	$110,819	$94,913
Cost of goods sold	18,730	16,270	39,712	34,860
Gross profit	33,631	26,891	71,107	60,053

Expenses:
Selling and operating	31,490	26,016	63,502	54,922
Corporate, general and administration	4,068	3,551	7,907	6,797
Total expenses	35,558	29,567	71,409	61,719

Loss from operations	(1,927)	(2,676)	(302)	(1,666)

Other income	1,144	551	2,347	1,128

Earnings (loss) before income taxes and minority interest	(783)	(2,125)	2,045	(538)

Income tax expense (benefit)	(309)	(804)	808	(192)
Minority interest in net loss of consolidated subsidiaries, net of tax	128	155	169	70
Net income (loss)	$(346)	$(1,166)	$1,406	$(276)

Net earnings (loss) per share:
Basic	$(0.01)	$(0.05)	$0.06	$(0.01)
Diluted	$(0.01)	$(0.05)	$0.06	$(0.01)
Shares used in computing net earnings (loss) per share:
Basic	24,655	23,140	25,159	21,795
Diluted	24,655	23,140	25,338	21,795

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2007	2006
Operating activities
Net income (loss)	$1,406	$(276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	886	1,064
Amortization	4,474	2,074
Minority interest in consolidated subsidiaries	(169)	(70)
Noncash gain from equity investment	(127)	(519)
Noncash loss on disposal of property	265	—
Noncash stock-based compensation	531	194
Deferred income tax expense (benefit)	1,677	(211)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	16,824	13,496
Inventory	(922)	(3,026)
Deferred advertising costs	(285)	325
Prepaid and other assets	(82)	(1,929)
Accounts payable	(8,106)	(10,034)
Accrued liabilities	(181)	(3,611)
Income tax and other current liabilities	232	(460)
Net cash provided by (used in) operating activities	16,423	(2,983)

Investing activities
Purchase of property, equipment and media rights	(3,088)	(379)
Proceeds from sale of property and equipment	—	297
Purchase of acquisitions and investments	(150)	(3,548)
Proceeds from sale of investments	3,871	—
Net cash provided by (used in) investing activities	633	(3,630)

Financing activities
Repurchase of Class A common stock, net of related costs	(32,907)	—
Proceeds from issuance of common stock, net of related costs	18	96,496
Net cash provided by (used in) financing activities	(32,889)	96,496

Effects of exchange rates on cash and cash equivalents	109	424

Net change in cash and cash equivalents	(15,724)	90,307
Cash and cash equivalents at beginning of period	104,876	15,028
Cash and cash equivalents at end of period	$89,152	$105,335

Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$166	$92

See accompanying notes to the interim condensed consolidated financial statements.

Gaiam, Inc.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2007

1.     Summary of Significant Accounting Policies

Management believes the following to be critical accounting policies whose application has a material impact on Gaiam Inc.’s (“Gaiam” or the “Company”) financial presentation, and involve a higher degree of complexity, as they require management to make judgments and estimates about matters that are inherently uncertain.

No changes were made to our significant accounting policies during the three and six months ended June 30, 2007, except for the adoption of the Financial Accounting Standards Board’s (“FASB”) Interpretation  No. 48, Accounting  for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). See Gaiam’s significant accounting policy for Income Taxes discussed below.

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

Purchase Accounting

Gaiam accounts for the acquisition of a controlling interest in a company using the purchase method prescribed by FASB Statement No. 141, Business Combinations (“SFAS 141”). In determining the estimated fair value of certain acquired assets and liabilities, management makes assumptions based upon historical and other relevant information and, in some cases, independent expert appraisers. Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results. The estimated fair value of assets and liabilities acquired in accordance with SFAS 141 during the latter half of 2006 and the first six months of 2007 are preliminary as of June 30, 2007.  We expect to obtain information necessary to finalize the estimated values during the remainder of 2007.

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

If the carrying amount of a reporting unit exceeds its estimated fair value, the goodwill impairment test is performed to measure the amount of impairment loss. Gaiam has allocated goodwill to two reporting units, and uses a market value method for purposes of testing for potential impairment. The annual review requires extensive use of financial judgment and estimates. Application of alternative assumptions and definitions, such as a change in the composition of a reporting unit, could yield significantly different results.

Investments

Investments in limited liability companies in which Gaiam does have the ability to exercise significant influence or control, or in which it holds a five percent or more membership interest, are accounted for under the equity method. Investments in corporations in which Gaiam does have the ability to exercise significant influence or control, or in which it holds a twenty percent or more ownership, are also accounted for under the equity method. Under the equity method, Gaiam records its share of the income or losses of the investment by increasing or decreasing the carrying value of its investment and recording the income or expense through the consolidated statement of operations. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value. Determining whether a decline in value is other-than-temporary requires a high degree of management judgment.  Investments under the cost and equity methods are included on the accompanying unaudited Condensed Consolidated Balance Sheets in Notes receivable and other assets.

Media Library

The media library asset represents the estimated fair value of Gaiam’s library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products marketed by Gaiam to retailers and direct-mail and online customers. The acquired and purchased media rights are recorded at estimated fair value and amortized on the basis of their estimated useful lives. Capitalized costs to produce media products are recognized as costs of goods sold on an individual film basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate remaining gross revenues. Ultimate remaining revenue forecasts, based primarily on historical sales statistics, are continually reviewed by management and revised when warranted by changing conditions.  When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, an impairment loss is recognized in the current period for the amount by which the unamortized cost exceeds the film’s estimated fair value.

Contractual Obligations

Gaiam has commitments pursuant to lease agreements, but does not have any outstanding commitments pursuant to long-term debt, capital lease, or purchase obligations. The following table shows Gaiam’s commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$3,095	$1,424	$1,123	$304	$244

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 30, 2007, Gaiam is not involved in any unconsolidated SPEs or VIEs.

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

2.              Notes Receivable and Other Assets

Notes receivable and other assets as of June 30, 2007 consisted of $0.7 million of other long-term assets and as of December 31, 2006 was comprised of $1.3 million of investments, $2.4 million in notes and related interest receivable, and $0.6 million of other long-term assets.

Gaiam entered into an agreement with Alps Communications LLC (“Alps”) and Life Balance Media Holdings LLC (“LIME”) on January 5, 2006, to sell 19,968 Series A Preferred Units of LIME, an investment previously accounted for using the equity method. The purchase price per unit was equal to the amount Gaiam paid for its investment during 2005. Alps Communications assumed all unpaid Series A Capital Contribution commitments from Gaiam and executed an interest bearing promissory note due February 28, 2009 in the principal amount of $2,250,000. After the closing of this transaction, Gaiam owned 4,876 units, or less than 4%, of LIME. This transaction resulted in a gain of $0.5 million which is included in Other income on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2006. On February 6, 2007, Gaiam entered into a stock repurchase agreement with Revolution Living LLC (“Revolution Living”) and Alps. As part of the stock repurchase agreement Alps prepaid its promissory note principal plus accrued interest in the amount of $2.4 million and acquired Gaiam’s investment in LIME for $1.4 million in cash.

On July 17, 2007, Gaiam acquired 100% ownership interest in LIME.  See Subsequent Events Note 8.

3.     Stockholders’ Equity

On February 6, 2007, Gaiam entered into a stock repurchase agreement (the “Agreement”) with Revolution Living and Alps, whereby as part of the Agreement Gaiam purchased 2.5 million shares of its Class A common stock from Revolution Living for $13.14 per share or $32.8 million in cash. The $13.14 per share price agreed to by the parties was the average price over the last 90 days of Gaiam’s shares prior to the Agreement’s closing. In accordance with the cost method of accounting for treasury stock, Gaiam recorded the treasury stock at $32.9 million including acquisition legal fees. Since Gaiam has not yet decided the ultimate disposition of the re-acquired stock, its cost is reflected in the Condensed Consolidated Balance Sheet at June 30, 2007 as a $32.9 million reduction to Additional paid-in capital. Following this repurchase, Gaiam had approximately 24.7 million Class A and Class B common shares outstanding.

During the six months ended June 30, 2007, Gaiam issued a total of 3,735 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2006 and 2007. In addition, for the six months ended June 30, 2007, Gaiam issued 3,940 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan.

4.     Share-Based Payments

Gaiam’s share-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. Gaiam grants options under its 1999 Long-Term Incentive Plan (the “Plan”), which provides for the granting of options to purchase up to 3 million shares of Gaiam’s common stock and terminates no later than June 1, 2009. Options under the Plan are generally granted with an exercise price equal to the closing market price of Gaiam’s stock at the date of the grant and normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. Grants typically expire seven years from the date of grant. Gaiam uses the Black-Scholes option pricing model to determine the estimated fair value of stock options and shares issued under the Plan. The determination of fair value stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by Gaiam’s stock price as well as assumptions regarding a number of complex and subjective variables. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees and two years for Board members.

During the first half of 2007, Gaiam granted 190,000 stock options to employees and directors and 113,500 stock options were cancelled or expired. Total share-based compensation recognized was $0.3 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively, and is shown in Corporate, general, and administration expenses on Gaiam’s Condensed Consolidated Statements of Operations.

5.     Comprehensive Income (Loss)

Gaiam’s comprehensive income is comprised of net income and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$(346)	$(1,166)	$1,406	$(276)
Foreign currency translation adjustment, net	72	314	84	399
Comprehensive income (loss), net of taxes	$(274)	$(852)	$1,490	$123

6.     Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of options, warrants and dilutive securities. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares of 590 thousand and 221 thousand are excluded from the computation of diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively, and 549 thousand and 290 thousand common equivalent shares are excluded from the computation of the six months ended June 30, 2007 and 2006, respectively, because their effect is antidilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator for basic and diluted earnings (loss) per share	$(346)	$(1,166)	$1,406	$(276)
Denominator:
Weighted average share for basic earnings (loss) per share	24,655	23,140	25,159	21,795
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—	179	—
Denominators for diluted earnings (loss) per share	24,655	23,140	25,338	21,795

Net earnings (loss) per share – basic	$(0.01)	$(0.05)	$0.06	$(0.01)
Net earnings (loss) per share – diluted	$(0.01)	$(0.05)	$0.06	$(0.01)

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

Contribution margin is defined as net sales, less cost of goods sold and direct and allocated expenses. Financial information for Gaiam’s segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue:
Direct to consumer	$30,352	$27,008	$64,417	$53,118
Business	22,009	16,153	46,402	41,795
Consolidated net revenue	52,361	43,161	110,819	94,913
Contribution loss:
Direct to consumer	(2,029)	(693)	(2,629)	(1,312)
Business	102	(1,983)	2,327	(354)
Consolidated contribution loss	(1,927)	(2,676)	(302)	(1,666)
Reconciliation of contribution margin loss to net income (loss):
Other income	1,144	551	2,347	1,128
Income tax expense (benefit)	(309)	(804)	808	(192)
Minority interest in net loss of consolidated subsidiaries, net of tax	128	155	169	70
Net income (loss)	$(346)	$(1,166)	$1,406	$(276)

8.              Subsequent Events

Subsequent to June 30, 2007, Gaiam acquired varying amounts of controlling ownership interest in four entities for a total cost of approximately $10.2 million, excluding direct acquisition costs, of which $9.7 million was paid in cash and $0.5 million in Gaiam Class A common stock.  The four companies are:  (1) Zaadz, Inc., a leading social networking site in the LOHAS space, (2) Life Balance Media Holdings LLC, a multimedia lifestyle company with multiple platforms focused on leading a healthier, greener, and more balanced lifestyle, (3) Conscious Enlightenment, Inc., an on-line and off-line based community that owns and operates the Enlightenment Card, a socially conscious credit card, and Conscious Choice and Whole Life magazines, and (4) Explorers Corner LLC, an eco adventure travel company.  Gaiam is in the process of assessing the estimated fair value of the net assets acquired and, thus, the amount of goodwill and other intangibles is not yet known.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gaiam’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Adopted New Accounting Policies

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for Gaiam January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. For additional information regarding the adoption of FIN 48, see Note 1 – Summary of Significant Accounting Policies - Income Taxes to the Interim Condensed Consolidated Financial Statements.

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

Gaiam’s content forms the basis of its proprietary offerings, which then drive demand for parallel product and service offerings. Gaiam’s operations are vertically integrated from content creations, through product development and sourcing, to customer service and distribution. Gaiam markets its products and services across two segments, business and direct-to-consumer. Products are distributed in each of these sales segments from a single fulfillment center or drop-shipped directly to customers.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases. This direct link to the consumer provides a sounding board for new product testing, promotional opportunities, a growing loyal community, and customer feedback concerning the focus and future of Gaiam and the LOHAS industry as a whole. During 2006, Gaiam completed several acquisitions targeted toward expanding and enhancing its media content and reach. These acquisitions included acquiring the remaining minority interests in Conscious Media, Inc., a multimedia company, and Newmark Media, Ltd., a retail distributor in the natural grocery and drug channel. Gaiam also acquired an 85% interest in a DVD subscription club that provides inspirational and spiritual family films.  Subsequent to June 30, 2007 Gaiam acquired varying ownership interests in four lifestyle companies to further develop its community.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	35.8%	37.7%	35.8%	36.7%
Gross profit	64.2%	62.3%	64.2%	63.3%

Expenses:
Selling and operating	60.1%	60.3%	57.3%	57.9%
Corporate, general and administration	7.8%	8.2%	7.1%	7.2%
Total expenses	67.9%	68.5%	64.4%	65.1%

(Loss) from operations	(3.7)%	(6.2)%	(0.2)%	(1.8)%
Other income	2.2%	1.3%	2.1%	1.2%
Income tax expense (benefit)	(0.6)%	(1.9)%	0.7%	(0.2)%
Minority interest in net loss of consolidated subsidiaries, net of tax	0.2%	0.3%	0.1%	0.1%
Net income (loss)	(0.7)%	(2.7)%	1.3%	(0.3)%

Three Months Ended June 30, 2007 and 2006

Revenue of $52.4 million during the three months ended June 30, 2007 was 21.3% higher than the $43.2 million in revenue generated in the second quarter of 2006. The increase in revenue includes Gaiam’s successful entrance into the international market, increased internet sales, and revenues from the Spiritual Cinema Inc. acquisition. Revenue in Gaiam’s direct to consumer segment was $30.4 million for the three months ended June 30, 2007, an increase of $3.4 million or 12.6% over 2006 second quarter revenue of $27.0 million. Total revenue generated by Gaiam’s business segment was $22.0 million for the quarter ended June 30, 2007 compared to $16.2 million for the three months ended June 30, 2006. The above mentioned international market launches are included in the business segment.

Gross profit, which consists of revenue less cost of goods sold (primarily merchandise cost plus inbound freight and duties), increased to $33.6 million in the second quarter of 2007 from $26.9 million for the three months ended June 30, 2006. As a percentage of revenue, gross profit remained consistent with the first quarter of 2007 at 64.2% and improved over the 62.3% for the same quarter last year.

Selling and operating expenses increased to $31.5 million for the three months ended June 30, 2007 compared to $26.0 million in the same period of 2006, primarily resulting from increased sales and investments made in personnel, advertising, community and marketing programs. As a percentage of revenue, selling and operating expenses decreased slightly to 60.1% in the second quarter of 2007 from 60.3% during the quarter ended June 30, 2006 reflecting increased leverage on the higher revenue base partially offset by planned investments in our on-line communities.

Corporate, general and administration expenses increased to $4.1 million for the second quarter of 2007 from $3.6 million for the three months ended June 30, 2006 primarily due to Gaiam’s planned investments to support the increased revenue base and online communities.  As a percent of revenue, corporate general and administration expenses decreased to 7.8% of revenue during the second quarter of 2007 compared to 8.2% of revenue for the same period in 2006.

Loss from operations was $1.9 million for the quarter ended June 30, 2007, an improvement from the $2.7 million loss for the second quarter of 2006, reflecting higher sales, lowered cost of goods sold, and improved selling and operating and corporate, general and administration expenses.  As a percent of revenue, loss from operations improved to 3.7% of revenue during the three months ended June 30, 2007, as compared to a 6.2% of revenue loss for the second quarter of 2006.

Gaiam recorded other income of $1.1 million during the second quarter of 2007 compared to $0.6 million during the same period in 2006. The increase in 2007 to other income primarily consisted of interest on cash investments. In the second quarter of 2006, Gaiam’s other income was also mainly comprised of interest earned on cash investments.

Gaiam recorded an income tax benefit of $0.3 million in the second quarter of 2007 compared to a $0.8 million tax benefit in the same period of 2006. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam improved its 2007 second quarter financial performance over that of the three months ended June 30, 2006. For the quarter ended June 30, 2007, Gaiam produced a net loss of $0.3 million, or $0.01 per share, as compared to a net loss in the same period of 2006 of $1.2 million, or $0.05 per share.

Six Months Ended June 30, 2007 and 2006

Revenue of $110.8 million during the six months ended June 30, 2007 was 16.8% higher than the $94.9 million in revenue generated in the same period of 2006. The increase in revenue includes Gaiam’s successful entrance into the international market and the continued success of its web and direct response marketing. Revenue in Gaiam’s direct to consumer segment was $64.4 million for the six months ended June 30, 2007, an increase of $11.3 million or 21.3% over the first half of 2006 revenue of $53.1 million. Total revenue generated by Gaiam’s business segment was $46.4 million for the half year ended June 30, 2007 compared to $41.8 million for the six months ended June 30, 2006. The above mentioned international market launches are included in the business segment.

Gross profit increased to $71.1 million in the first half of 2007 from $60.1 million for the six months ended June 30, 2006. As a percentage of revenue, gross profit improved over the 63.3% for the same period last year.

Selling and operating expenses increased to $63.5 million for the six months ended June 30, 2007 compared to $54.9 million in the same period of 2006, primarily resulting from increased sales and investments made in branding, personnel, advertising, community and marketing programs. As a percentage of revenue, selling and operating expenses decreased to 57.3% in the first half of 2007 from 57.9% for the six months ended June 30, 2006 reflecting increased leverage on the higher revenue base.

Corporate, general and administration expenses increased to $7.9 million for the first half of 2007 from $6.8 million for the six months ended June 30, 2006 primarily due to Gaiam’s planned investments to support the increased revenue base. As a percent of revenue, corporate general and administration expenses decreased slightly to 7.1% of revenue during the first half of 2007 compared to 7.2% of revenue for the same period in 2006.

Loss from operations was $0.3 million for the six months ended June 30, 2007, an improvement over the $1.7 million loss for the same period of 2006, reflecting higher sales, lower cost of goods sold, and improved operating expenses.  As a percent of revenue, loss from operations improved to 0.2% of revenue during the first half of 2007, as compared to 1.8% of revenue for the six months ended June 30, 2006.

Gaiam recorded other income of $2.3 million during the first half of 2007 compared to $1.1 million during the same period in 2006. The increase in 2007 to other income primarily consisted of interest on cash investments. In the first half of 2006, Gaiam’s other income was mainly comprised of a $0.5 million gain on sale of an investment and interest earned on cash investments.

Gaiam recorded income tax expense of $0.8 million for the six months ended June 30, 2007 compared to a $0.2 million tax benefit in the same period of 2006. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam improved its first half of 2007 financial performance over that of the six months ended June 30, 2006. For the first half of 2007, Gaiam produced net income of $1.4 million, or $0.06 per share, as compared to a net loss in the same period of 2006 of $0.3 million or $0.01 per share.

Seasonality

Gaiam’s sales are affected by seasonal influences. On an aggregate basis, Gaiam generates its strongest revenues and net income in the latter half of the year due to increased holiday spending.

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

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory, and certain property and equipment. At June 30, 2007, Gaiam had no amounts outstanding under this agreement; however, $2.3 million was reserved for outstanding letters of credit. Gaiam has complied with all of the financial covenants. The credit agreement originally expired on July 31, 2007 and Gaiam obtained a 61 day extension of the agreement while negotiating a new, long-term agreement with Wells Fargo. Gaiam anticipates that the terms and conditions of the new agreement will be at least as favorable as the current agreement.  Under the current agreement, if Gaiam choose to borrow under the credit agreement, outstanding advances would bear interest at the lower of prime rate less 50 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including covenants prohibiting the payment of cash dividends to Gaiam shareholders and requiring compliance with certain financial ratios.

Gaiam’s operating activities provided net cash of $16.4 million for the six months ended June 30, 2007, primarily reflecting cash provided from net income of $1.4 million, noncash adjustments to net income of $7.6 million, and improved accounts receivable collections of $16.8 million, partially offset by the use of funds to reduce accounts payable by $8.1 million and other net uses of $1.3 million. During the six months ended June 30, 2006, Gaiam’s operating activities used net cash of $3.0 million, primarily reflecting the use of funds to reduce accounts payable and accrued liabilities by $13.6 million, increase inventory and prepaid and other current assets by $4.9 million, and fund other net uses of $0.5 million, partially offset by cash provided from the decrease in accounts receivable of $13.5 million and non-cash adjustments to the net loss of $2.5 million.

Gaiam’s investing activities for the six months ended June 30, 2007 provided net cash of $0.6 million from the sale of the LIME investment for $1.4 million and prepayment of the Alps promissory note principal and interest for $2.4 million, partially offset by cash used for the purchase of property, equipment, and media rights for $3.1 million and the purchase of an acquisition for $0.1 million. Gaiam’s investing activities for the six months ended June 30, 2006 used net cash of $3.6 million primarily to purchase an approximate 34% interest in Cinema Circle Inc. for $3.5 million.

Gaiam’s financing activities used net cash of $32.9 million for the six months ended June 30, 2007 primarily to repurchase 2.5 million shares of Gaiam Class A common stock. For the six months ended June 30, 2006, Gaiam’s financing activities provided net cash of $96.5 million reflecting net cash provided by the common stock offering of $93.0 million and the exercise of stock options during the first half of the year for $3.5 million.

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

Gaiam believes its available cash, cash expected to be generated from operations, and borrowing capabilities should be sufficient to fund its operations on both a short-term and long-term basis. However, Gaiam’s projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

In 2003, Gaiam purchased a 50.1% interest in Gaiam Limited (also known as Leisure Systems International Limited), a U.K. based distributor. Because Gaiam Limited’s revenue is primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations. However, Gaiam has determined that no material market risk exposure to its consolidated financial position, results of operations or cash flows existed as of June 30, 2007.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of June 30, 2007, Gaiam’s chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in Gaiam’s internal control over financial reporting occurred during the quarter or first six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Gaiam’s internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 19, 2007, Gaiam held an annual meeting of shareholders. The shareholders elected seven directors to serve until the next annual meeting of shareholders to be held in 2008 or until their successors are duly elected and qualified. The results of this vote follow:

Jirka Rysavy	For: 65,942,158	Withheld:	2,341,412
Lynn Powers	For: 65,928,345	Withheld:	2,355,225
James Argyropoulos	For: 67,954,811	Withheld:	328,759
Barnet M. Feinblum	For: 67,295,445	Withheld:	988,125
Barbara Mowry	For: 67,969,237	Withheld:	314,333
Ted Nark	For: 68,214,554	Withheld:	69,016
Paul H. Ray	For: 68,214,671	Withheld:	68,899

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
August 9, 2007

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer (principal accounting officer)