Form 10-Q
period 2007-09-30
GAIAM INC
filed 2007-11-09
CIK 1089872

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2007
Class A Common Stock ($.0001 par value)	19,386,043
Class B Common Stock ($.0001 par value)	5,400,000

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements included herein have been prepared by the management of Gaiam pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, Gaiam’s consolidated financial position as of September 30, 2007, the interim results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. These interim statements have not been audited. The balance sheet as of December 31, 2006 was derived from Gaiam’s audited consolidated financial statements included in Gaiam’s annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with Gaiam’s audited financial statements, including the notes thereto, for the year ended December 31, 2006.

GAIAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,565	$104,876
Accounts receivable, net	12,879	25,324
Inventory, net	27,421	24,313
Deferred advertising costs	4,789	3,965
Deferred tax assets	4,700	3,404
Other current assets	6,449	4,965
Total current assets	137,803	166,847

Property and equipment, net	8,673	7,784
Media library, net	35,673	37,201
Goodwill and other intangibles	39,862	28,879
Deferred tax assets, net	4,111	5,958
Notes receivable and other assets	987	4,299
Total assets	$227,109	$250,968

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,060	$18,848
Accrued liabilities	10,531	7,437
Income taxes payable	888	415
Total current liabilities	28,479	26,700

Minority interest	5,961	5,662

Commitments and contingencies

Stockholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,361,373 and 21,749,936 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2007 and December 31, 2006	1	1
Additional paid-in capital	170,387	200,906
Accumulated other comprehensive income	1,131	873
Retained earnings	21,148	16,824
Total stockholders’ equity	192,669	218,606
Total liabilities and stockholders’ equity	$227,109	$250,968

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenue	$70,318	$51,786	$181,137	$146,699
Cost of goods sold	24,174	19,157	63,886	54,017
Gross profit	46,144	32,629	117,251	92,682

Expenses:
Selling and operating	37,875	27,963	101,377	82,885
Corporate, general and administration	4,073	3,656	11,980	10,452
Total expenses	41,948	31,619	113,357	93,337

Income (loss) from operations	4,196	1,010	3,894	(655)

Other income	1,028	1,512	3,375	2,639

Income before income taxes and minority interest	5,224	2,522	7,269	1,984

Income tax expense	2,060	977	2,868	784
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(246)	108	(77)	178
Net income	$2,918	$1,653	$4,324	$1,378

Net earnings per share:
Basic	$0.12	$0.06	$0.17	$0.06
Diluted	$0.12	$0.06	$0.17	$0.06
Shares used in computing net earnings per share:
Basic	24,705	26,705	25,000	23,450
Diluted	24,970	26,864	25,222	23,697

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$4,324	$1,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,395	1,593
Amortization	7,215	3,948
Minority interest	77	(178)
Noncash gain from equity investment	(127)	(680)
Noncash loss on disposal of property	265	—
Noncash stock-based compensation	832	365
Deferred income tax expense	677	644
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	13,233	14,074
Inventory, net	(3,097)	(4,089)
Deferred advertising costs	(2,256)	(2,436)
Other current assets	(1,757)	(1,111)
Accounts payable	(2,983)	(7,382)
Accrued liabilities	2,297	(5,549)
Income taxes payable	476	—
Net cash provided by operating activities	20,571	577

Investing activities
Purchase of property, equipment and media rights	(5,133)	(1,854)
Proceeds from sale of property and equipment	—	637
Purchase of acquisitions and investments, net of cash acquired	(10,801)	(6,582)
Proceeds from sale of investments	3,871	—
Net cash used in investing activities	(12,063)	(7,799)

Financing activities
Repurchase of Class A common stock, including related costs	(32,907)	—
Proceeds from issuance of common stock, net of related costs	753	96,609
Net cash (used in) provided by financing activities	(32,154)	96,609

Effects of exchange rates on cash and cash equivalents	335	540

Net change in cash and cash equivalents	(23,311)	89,927
Cash and cash equivalents at beginning of period	104,876	15,028
Cash and cash equivalents at end of period	$81,565	$104,955

Supplemental cash flow information
Income taxes paid	$3,042	$—
Common stock issued for acquisitions	$491	$1,933

See accompanying notes to the interim condensed consolidated financial statements.

Gaiam, Inc.
Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2007

1.              Summary of Significant Accounting Policies

Management believes the following to be critical accounting policies whose application has a material impact on Gaiam Inc.’s (“Gaiam” or the “Company”) financial presentation, and involve a higher degree of complexity, as they require management to make judgments and estimates about matters that are inherently uncertain.

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2007, except for the adoption of the Financial Accounting Standards Board’s (“FASB”) Interpretation  No. 48, Accounting  for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). See Gaiam’s significant accounting policy for Income Taxes discussed below.

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

Purchase Accounting

Gaiam accounts for the acquisition of a controlling interest in a company using the purchase method prescribed by FASB Statement No. 141, Business Combinations (“SFAS 141”). In determining the estimated fair value of certain acquired assets and liabilities, management makes assumptions based upon historical and other relevant information and, in some cases, independent expert appraisers. Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results. The estimated fair value of assets and liabilities acquired in accordance with SFAS 141 during the last quarter of 2006 and the first nine months of 2007 are preliminary as of September 30, 2007.  We expect to obtain information necessary to finalize the estimated values during the remainder of 2007 and the first half of 2008.

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

Contractual Obligations

Gaiam has commitments pursuant to lease agreements, but does not have any outstanding commitments pursuant to long-term debt, capital lease, or purchase obligations. The following table shows Gaiam’s commitments to make future payments under operating leases (in thousands):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$4,872	$2,556	$1,845	$319	$152

Off-Balance Sheet Arrangements

Gaiam does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 30, 2007, Gaiam is not involved in any unconsolidated SPEs or VIEs.

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

2.              Notes Receivable and Other Assets

Notes receivable and other assets as of September 30, 2007 consisted of $1.0 million of other long-term assets and as of December 31, 2006 was comprised of $1.3 million of investments, $2.4 million in notes and related interest receivable, and $0.6 million of other long-term assets.

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

3.              Stockholders’ Equity

On February 6, 2007, Gaiam entered into a stock repurchase agreement (the “Agreement”) with Revolution Living and Alps, whereby as part of the Agreement Gaiam purchased 2.5 million shares of its Class A common stock from Revolution Living for $13.14 per share or $32.8 million in cash. The $13.14 per share price agreed to by the parties was the average price over the last 90 days of Gaiam’s shares prior to the Agreement’s closing. In accordance with the cost method of accounting for treasury stock, Gaiam recorded the treasury stock at $32.9 million including acquisition legal fees. Since Gaiam has not yet decided the ultimate disposition of the re-acquired stock, its cost is reflected in the Condensed Consolidated Balance Sheet at September 30, 2007 as a $32.9 million reduction to Additional paid-in capital. Following this repurchase, Gaiam had approximately 24.8 million Class A and Class B common shares outstanding.

During the nine months ended September 30, 2007, Gaiam issued a total of 4,662 shares of Class A common stock to Gaiam’s independent directors, in lieu of cash compensation, for services rendered in 2006 and 2007 and issued 75,980 shares of Class A common stock upon exercise of options granted under Gaiam’s 1999 Long-Term Incentive Plan. In addition, on August 1, 2007, Gaiam issued 30,795 shares of Class A common stock as part of the consideration to acquire controlling ownership of Conscious Enlightenment, Inc.  See Note 8 — Mergers and Acquisitions.

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

During the first nine months of 2007, Gaiam granted 300,000 stock options to employees and directors and 192,200 stock options were cancelled or expired. Total share-based compensation recognized was $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $0.8 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively, and is shown in Corporate, general, and administration expenses on Gaiam’s Condensed Consolidated Statements of Operations.

5.              Comprehensive Income

Gaiam’s comprehensive income is comprised of net income and foreign currency translation adjustment, net of income taxes. Comprehensive income, net of related tax effects, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$2,918	$1,653	$4,324	$1,378
Foreign currency translation adjustment, net	174	6	258	405
Comprehensive income, net of taxes	$3,092	$1,659	$4,582	$1,783

6.              Earnings Per Share

Basic earnings per share excludes any dilutive effects of options, warrants and dilutive securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares of 152 thousand and 391 thousand are excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, because their effect is antidilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator for basic and diluted earnings per share	$2,918	$1,653	$4,324	$1,378
Denominator:
Weighted average share for basic earnings per share	24,705	26,705	25,000	23,450
Effect of dilutive securities:
Weighted average of common stock and stock options	265	159	222	247
Denominators for diluted earnings per share	24,970	26,864	25,222	23,697

Net earnings per share—basic	$0.12	$0.06	$0.17	$0.06
Net earnings per share—diluted	$0.12	$0.06	$0.17	$0.06

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

Contribution margin is defined as net sales, less cost of goods sold and direct and allocated expenses. Financial information for Gaiam’s segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue:
Direct to consumer	$40,239	$32,624	$104,656	$85,741
Business	30,079	19,162	76,481	60,958
Consolidated net revenue	70,318	51,786	181,137	146,699
Contribution margin (loss):
Direct to consumer	570	587	(2,059)	(723)
Business	3,626	423	5,953	68
Consolidated contribution margin (loss)	4,196	1,010	3,894	(655)
Reconciliation of contribution margin (loss) to net income:
Other income	1,028	1,512	3,375	2,639
Income tax expense	2,060	977	2,868	784
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(246)	108	(77)	178
Net income	$2,918	$1,653	$4,324	$1,378

8.              Mergers and Acquisitions

During the third quarter of 2007, Gaiam acquired varying amounts of controlling ownership interest in four entities for a total cost of approximately $12.4 million, including direct acquisition costs and other liabilities, of which $10.9 million was paid in cash, $0.5 million in Gaiam Class A common stock, and $1.0 million in assumed liabilities.  One of the acquisitions calls for additional consideration of $1.7 million in cash contingent upon either the achievement of a certain membership threshold within the next two years or the sale of the acquired business or its assets by Gaiam.  Gaiam has not yet recognized the contingent consideration because its amount is not determinable beyond a reasonable doubt.

The four acquired companies include  Zaadz, a leading social networking site in the LOHAS space, Lime, a multimedia lifestyle company with multiple platforms focused on leading a healthier, greener, and more balanced lifestyle, Conscious Enlightenment, an on-line and off-line community, and an eco adventure travel company.

Gaiam has preliminarily recognized $5.9 million and $2.9 million of direct to consumer and business segment goodwill, respectively, which are expected to be deductible for tax purposes, $1.7 million of intangibles subject to amortization (with an weighted-average amortization period of 3.8 years), and $0.4 million of indefinite life intangibles for brand and domain names.  The amortizable intangibles are media of $1.0 million, amortized over 5 years, and other intangibles of $0.7 million, amortized over 1.5 to 3 years.  Gaiam is still in the process of finalizing its assessment of the estimated fair value of the net assets acquired and, thus, the amount of goodwill and other intangibles is subject to refinement.

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

Gaiam offers its customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. Gaiam markets its media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, catalog, direct response marketing, community and subscription clubs, and through national retailers and corporate accounts.

Gaiam’s content forms the basis of its proprietary offerings, which then drive demand for parallel product and service offerings. Gaiam’s operations are vertically integrated from content creations, through product development and sourcing, to customer service and distribution. Gaiam markets its products and services across two segments, business and direct to consumer. Products are distributed in each of these sales segments from a single fulfillment center or drop-shipped directly to customers.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases. This direct link to the consumer provides a sounding board for new product testing, promotional opportunities, a growing loyal community, and customer feedback concerning the focus and future of Gaiam and the LOHAS industry as a whole. During 2006, Gaiam completed several acquisitions targeted toward expanding and enhancing its media content and reach. These acquisitions included acquiring the remaining minority interests in Conscious Media, Inc., a multimedia company, and

Newmark Media, Ltd., a retail distributor in the natural grocery and drug channel. Gaiam also acquired an 85% interest in a DVD subscription club that provides inspirational and spiritual family films.  During the third quarter of 2007 Gaiam acquired varying ownership interests in four lifestyle companies to further develop its community business.

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

Factors that Gaiam believes are important to its long-term success include building brand equity, increasing international growth by expanding into new markets primarily through license arrangements, extending product lines into wellness and children’s programs, leveraging its Real Goods sustainable living franchise including solar, and enhancing the multimedia platform community through new media opportunities, new club and membership programs, initiatives and acquisitions.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	34.4%	37.0%	35.3%	36.8%
Gross profit	65.6%	63.0%	64.7%	63.2%

Expenses:
Selling and operating	53.9%	54.0%	56.0%	56.5%
Corporate, general and administration	5.8%	7.0%	6.6%	7.1%
Total expenses	59.7%	61.0%	62.6%	63.6%

Income (loss) from operations	5.9%	2.0%	2.1%	(0.4)%
Other income	1.5%	2.9%	1.9%	1.7%
Income tax expense	2.9%	1.9%	1.6%	0.5%
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(0.4)%	0.2%	(0.0)%	0.1%
Net income	4.1%	3.2%	2.4%	0.9%

Three Months Ended September 30, 2007 and 2006

        Revenue of $70.3 million during the three months ended September 30, 2007 was 35.8% higher than the $51.8 million in revenue generated in the third quarter of 2006. The increase in revenue includes Gaiam’s successful entrance into the business segment’s international market and the continued success of its web and direct response marketing.  Revenue in Gaiam’s direct to consumer segment was $40.2 million for the three months ended September 30, 2007, an increase of $7.6 million or 23.3% over 2006 third quarter revenue of $32.6 million. Total revenue generated by Gaiam’s business segment was $30.1 million for the quarter ended September 30, 2007 compared to $19.2 million for the three months ended September 30, 2006.

Gross profit, which consists of revenue less cost of goods sold (primarily merchandise cost plus inbound freight and duties), increased to $46.1 million in the third quarter of 2007 from $32.6 million for the three months ended September 30, 2006. As a percentage of revenue, gross profit improved to 65.6% for the quarter ended September 30, 2007 compared to the 63.0% for the same quarter last year.

Selling and operating expenses increased to $37.9 million for the three months ended September 30, 2007 compared to $28.0 million in the same period of 2006, primarily resulting from increased sales and investments made in community, personnel, advertising, and marketing programs. As a percentage of revenue, selling and operating expenses decreased slightly to 53.9% in the third quarter of 2007 from 54.0% during the quarter ended September 30, 2006 reflecting increased leverage on the higher revenue base partially offset by planned investments in our community business.

Corporate, general and administration expenses increased to $4.1 million for the third quarter of 2007 from $3.7 million for the three months ended September 30, 2006 primarily due to Gaiam’s investment in personnel and infrastructure to support the growing the revenue base.  As a percent of revenue, corporate, general and administration expenses decreased to 5.8% of revenue during the third quarter of 2007 compared to 7.0% of revenue for the same period in 2006.

Income from operations was $4.2 million for the quarter ended September 30, 2007, up from the $1.0 million operating income for the third quarter of 2006, reflecting higher sales, lowered cost of goods sold, and improved selling and operating and corporate, general and administration expenses.  As a percent of revenue, income from operations improved to 5.9% during the three months ended September 30, 2007, as compared to a 2.0% of revenue operational income for the third quarter of 2006.

Gaiam recorded other income of $1.0 million during the third quarter of 2007 compared to $1.5 million during the same period in 2006.  Other income was mainly comprised of interest earned on cash investments. The decrease in 2007 reflected the use of cash to repurchase 2.5 million shares of Gaiam Class A common stock on February 6, 2007 and acquire businesses during the third quarter of 2007.

Gaiam recorded income tax expense of $2.1 million in the third quarter of 2007 compared to a $1.0 million tax expense in the same period of 2006. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam improved its 2007 third quarter financial performance over that of the three months ended September 30, 2006. For the quarter ended September 30, 2007, Gaiam produced a net income of $2.9 million, or $0.12 per share, as compared to a net income in the same period of 2006 of $1.7 million, or $0.06 per share.

Nine Months Ended September 30, 2007 and 2006

Revenue of $181.1 million during the nine months ended September 30, 2007 was 23.5% higher than the $146.7 million in revenue generated in the same period of 2006. The increase in revenue includes Gaiam’s successful entrance into the business segment’s international market, the continued success of its web and direct response marketing, and revenues from businesses acquired over the last year. Revenue in Gaiam’s direct to consumer segment was $104.7 million for the nine months ended September 30, 2007, an increase of $18.9 million or 22.1% over the same period of 2006 revenue of $85.7 million. Total revenue generated by Gaiam’s business segment was $76.5 million for the nine months ended September 30, 2007 compared to $61.0 million for the nine months ended September 30, 2006.

 Gross profit increased to $117.3 million in the first nine months of 2007 from $92.7 million for the nine months ended September 30, 2006. As a percentage of revenue, gross profit improved 150 basis points to 64.7% for the nine months ended September 30, 2007 compared to the 63.2% for the same period last year.

Selling and operating expenses increased to $101.4 million for the nine months ended September 30, 2007 compared to $82.9 million in the same period of 2006, primarily resulting from increased sales and investments made in community, branding, personnel, advertising, and marketing programs. As a percentage of revenue, selling and operating expenses decreased to 56.0% in the first nine months of 2007 from 56.5% for the nine months ended September 30, 2006 reflecting increased leverage on the higher revenue base.

Corporate, general and administration expenses increased to $12.0 million for the first nine months of 2007 from $10.5 million for the nine months ended September 30, 2006 primarily due to Gaiam’s planned investments to support the increased revenue base. As a percent of revenue, corporate general and administration expenses decreased to 6.6% of revenue during the first nine months of 2007 compared to 7.1% of revenue for the same period in 2006.

Income from operations was $3.9 million for the nine months ended September 30, 2007, a substantial improvement over the $0.7 million loss for the same period of 2006, reflecting higher sales, lower cost of goods sold, and improved operating expenses.  As a percent of revenue, income from operations improved to 2.1% of revenue during the first nine months of 2007, as compared to a 0.4% of revenue loss for the nine months ended September 30, 2006.

Gaiam recorded other income of $3.4 million during the first nine months of 2007 compared to $2.6 million during the same period in 2006. The increase in 2007 to other income primarily consisted of interest on cash investments. In the first nine months of 2006, Gaiam’s other income was mainly comprised of a $0.5 million gain on sale of an investment and interest earned on cash investments.

Gaiam recorded income tax expense of $2.9 million for the nine months ended September 30, 2007 compared to a $0.8 million tax expense in the same period of 2006. Gaiam’s consolidated effective tax rate fluctuates based upon the distribution of earnings/losses between its domestic and foreign operations.

As a result of the factors described above, Gaiam improved its first nine months of 2007 financial performance over that of the nine months ended September 30, 2006. For the first nine months of 2007, Gaiam produced net income of $4.3 million, or $0.17 per share, as compared to a net income in the same period of 2006 of $1.4 million or $0.06 per share.

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

Gaiam has a credit agreement with Wells Fargo, which permits borrowings of up to $15 million based upon the collateral value of Gaiam’s accounts receivable, inventory, and certain property and equipment. At September 30, 2007, Gaiam had no amounts outstanding under this agreement; however, $2.8 million was reserved for outstanding letters of credit. Gaiam has complied with all of the financial covenants. The credit agreement originally expired on July 31, 2007 and Gaiam obtained extensions of the agreement until October 22, 2007 when Gaiam and Wells Fargo finalized an amendment to the agreement extending the term until October 2009. Under the amended credit agreement, if Gaiam chooses to borrow, outstanding advances would bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of Gaiam’s assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios.

Gaiam’s operating activities provided net cash of $20.6 million for the nine months ended September 30, 2007, primarily reflecting cash provided from net income of $4.3 million, noncash adjustments to net income of $10.3 million, and improved accounts receivable collections of $13.2 million, partially offset by the use of funds to increase inventory in preparation for the upcoming holiday season of $3.1 million, to reduce accounts payable by $3.0 million, and to invest $2.2 million in deferred advertising. During the nine months ended September 30, 2006, Gaiam’s operating activities provided net cash of $0.6 million, primarily reflecting the use of funds to reduce accounts payable and accrued liabilities by $7.4 million and $5.6 million, respectively, and to increase inventory, advance media production, and acquire media programming and other current assets by $4.1 million, $2.4 million and $1.1 million, respectively. This use of funds was partially offset by cash provided from the decrease in accounts receivable of $14.1 million and noncash charges to net income of $5.7 million.

Gaiam’s investing activities for the nine months ended September 30, 2007 used net cash of $12.1 million reflecting the acquisition of businesses for $10.8 million, net of acquired funds, and the purchase of property, equipment and media rights for $5.1 million, partially offset by proceeds from the sale of the LIME investment for $1.4 million and prepayment of the Alps promissory note principal and interest for $2.4 million. Gaiam’s investing activities for the nine months ended September 30, 2006 used net cash of $7.8 million to acquire a business for $6.6 million, net, and to acquire property, equipment and media rights for $1.9 million, partially offset by cash provided from the sale of property and equipment of $0.6 million.

Gaiam’s financing activities used net cash of $32.1 million for the nine months ended September 30, 2007 primarily to repurchase 2.5 million shares of Gaiam Class A common stock for $32.9 million, which was partially offset by net proceeds of $0.8 million from the exercise of stock options under Gaiam’s 1999 Long Term Incentive Plan. For the nine months ended September 30, 2006, Gaiam’s financing activities provided net cash of $96.6 million reflecting net cash provided by the common stock offering of $93.0 million and the exercise of stock options during the first nine months of 2006 for $3.5 million.

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

Gaiam believes its available cash, cash expected to be generated from operations, borrowing capabilities, and future sales of its securities should be sufficient to fund its operations on both a short-term and long-term basis. However, Gaiam’s projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

Any borrowings Gaiam might make under its bank credit facility would bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Gaiam does not have any amounts outstanding under its credit facility, so any change in interest rates would not have a material impact on Gaiam’s results from operations or cash flows unless Gaiam makes borrowings in the future.

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

In 2003, Gaiam purchased a 50.1% interest in Gaiam Limited (also known as Leisure Systems International Limited), a U.K. based distributor. Because Gaiam Limited’s revenue is primarily denominated in foreign currencies, this investment exposes Gaiam to accounting risk associated with foreign currency exchange rate fluctuations. However, Gaiam has determined that no material market risk exposure to its consolidated financial position, results of operations or cash flows existed as of September 30, 2007.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Gaiam’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of Gaiam’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of September 30, 2007, Gaiam’s chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in Gaiam’s internal control over financial reporting occurred during the quarter or nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Gaiam’s internal control over financial reporting.

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
November 9, 2007

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(principal accounting officer)