Form 10-K
period 2007-12-31
GAIAM INC
filed 2008-03-17
CIK 1089872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ,”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐  NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $323,787,569 as of June 30, 2007, based upon the closing price on the NASDAQ Global Market on that date.  The registrant does not have non-voting common equity.

As of March 13, 2008, 19,735,074 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2008 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

Item 1.  Business

Our Business

We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our content, media and products through a multi-channel approach including traditional media channels, direct to consumers via catalogs, the Internet, direct response television, broadband, subscriptions and communities. At the end of 2007, our home media was carried by approximately 70,000 retail stores in the United States alone, and we had approximately 8 million direct customers.

We have established ourselves as a lifestyle media brand, content producer and licensor, information resource and authority in the Lifestyles of Health and Sustainability (“LOHAS”) market including the emerging Conscious Media market. We seek to become a unifying symbol of these emerging media and lifestyle genres. Our lifestyle brand is built around our ability to develop and offer media content, products, lifestyle solutions and community to consumers in the LOHAS and Conscious Media markets. Our content forms the basis of our proprietary offerings, on which we realize our highest margins, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. We market our products and services across two segments, business and direct-to-consumer. We distribute our products in each of these sales segments from a single fulfillment center.

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

We participate in all five sectors of the LOHAS market with an emphasis on Personal Development, Ecological Lifestyles and Alternative Healthcare.

The Conscious Media Market

We consider the Conscious Media market to consist of five distinct sectors:

•                  Children’s. Children’s entertainment and edutainment with a positive message.

•                  Family Entertainment. Entertainment that can be enjoyed by the entire family, containing no violence or profanity.

•                  Documentaries. Educational and informational programming (edutainment).

•                  Inspirational Entertainment. Entertainment that inspires people to expand their awareness and pursue positive changes in their lives.

•                  Personal Development. Informative and inspiring content that helps people to live a better life.

Our Content

Our business model revolves around content creation, which forms the basis for our proprietary products. We have an “in house” production team that produces programming, which has won 71 Telly awards and several medals at the International New York Film Festival. We are fully high definition and 5.1 surround sound capable and do the majority of our authoring and editing at our Colorado facility ensuring the quality standards that drives our awards. We also develop children’s programming, which have been the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help children grow imaginatively, physically, and mentally. During 2007, we produced over 100 new titles and added 150 titles to our DVD library through acquisitions and remakes. We also develop and market music and audio CDs and publish printed content.

Our Products

Our visual media programs represent an integral part of our proprietary product offering. We currently stock approximately 10,000 stock keeping units, of which approximately 7,000 are branded proprietary offerings, including media, accessories and soft goods. In 2007, our proprietary products constituted over 75% of our product sales.

Our Sales Channels

We conduct our business across two segments. Our business segment customers are primarily national retailers, corporate accounts and the media. We conduct our direct to consumer business through our catalogs, the Internet, direct response television, broadband, subscriptions and communities.

Media

We develop, produce and license information and programming targeted to consumers who value personal development, wellness, spirituality, inspirational entertainment and conscious community. We have an award-winning library of titles that we sell to retailers, license to selected distributors operating outside of the United States, and license or sublicense for broadcast and download. Some of our media partners include Google, Comcast, LodgeNet, and Entertainment One. All of our licensing arrangements require our branding to be prominent on the programming and are subject to royalty agreements with our performing artists. While our licensing of the rights to manufacture and distribute certain of our media lowers recognized revenue, we improve contribution margins and branding through this licensing. We intend to continue to seek new licensees for our brand internationally and to move all of our current distribution agreements to licensing agreements.

DRTV

We use direct response television (“DRTV”) marketing to promote LOHAS products and services, particularly those aimed at the fitness/wellness market. DRTV marketing is a highly-scalable distribution channel for segments of our LOHAS product suite, and also provides broad marketing support for our retail partners, as well as creating new direct customers to which we cross-market a wide range of LOHAS products and services via our catalog, Internet, and subscription segments. We capitalize on both long-form DRTV shows as well as leading home shopping channels such as QVC. In 2006, we used the DRTV channel to launch our mass market brand “The Firm”.

Retailers

Since the inception of our retailer channel in 1998, we have increased our breadth and diversity. As of the end of 2007, our media titles could be found in approximately 70,000 stores in the United States, up from 68,000 at the end of 2006. We currently sell our media and other products across a variety of leading retailers, including bookstores such as Barnes & Noble and Borders; media stores such as Best Buy and Blockbuster; beauty stores such as Ulta; home furnishing stores such as Bed, Bath and Beyond and ABC Carpet and Home; natural food stores such as Whole Foods Market; sporting goods stores such as Dick’s and REI; mass merchants such as WalMart and Target, our largest customer; e-tailers such as Amazon.com and Drugstore.com; and wholesale clubs such as Costco and Sam’s Club. Many of these retailers display our products in branded store-within-store lifestyle presentations that may include custom fixtures that we design. We implemented our first store-within-store concept late in 2000 and the concept has grown to over 7,000 stores by the end of 2007, up from 6,000 stores at the end of 2006.

Through distributor arrangements, licensing agreements  and acquisitions, our branded products are found in Canada, Japan, the United Kingdom and Australia. We sell our media products to international accounts primarily under licensing agreements and we sell the remaining products through distributor relationships. Our intention is to focus on license arrangements in the future.

Services

We conduct operations as a solar energy integrator through our wholly owned subsidiary Real Goods Solar, Inc., offering turnkey services including the design, procurement, installation, grid connection, monitoring, maintenance and referrals for third-party financing of solar energy systems.  We also sell renewable energy products and sustainable living resources through Real Goods’ nationally distributed catalog and website.  On February 7, 2008, Real Goods filed a registration statement on Form S-1 relating to the initial public offering of its Class A common stock.

Catalogs

We offer a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. We mailed approximately 19 million catalogs in 2007. Our customer demographics are highly regarded with our customers having an average income over $85,000 and over 70% of them being college educated.

Internet

We use the Internet to sell our products and to provide information on the LOHAS lifestyle.  We currently offer approximately 10,000 stock keeping units on our website, www.gaiam.com.  We promote our website through our visual media, catalogs, print publications, product packaging and Internet links. We provide customer support for Internet sales from our in-house call center as a key component of our Internet approach.

Community and Subscription Services

We offer a variety of subscription paid services.  These services include online communities under various brands and subscription clubs.  During 2006, we acquired Spiritual Cinema Circle, a membership DVD club. During 2007, we acquired Zaadz, a leading social networking site for LOHAS consumers, Conscious Enlightenment, an online and offline community that offers rewards cards and operates several LOHAS magazines and Lime, a multichannel green lifestyle company.  In the fourth quarter of 2007 we also tested a beta site for our community development at gaia.com.

Our Operations

Sales Channels, Product Development and Sourcing

We sell our branded products across various sales channels. Non-proprietary products are only available through our catalogs and over the Internet. We use our catalog and Internet channels to test products before we develop products under our brand and distribute them through our other sales channels. Because we use a multi-channel approach to our business we are able to leverage our media and product development costs across all channels of our business.

Our development team designs our proprietary offerings, our merchandisers source these products both domestically and internationally and third party suppliers produce these products to our specifications. We design our products to supply information, enhance customers’ lifestyles and experiences and provide healthy, natural solutions while being eco-friendly and promoting a sustainable economy. We also screen the environmental and social responsibility of our suppliers. In order to minimize risk we often identify an alternate supplier for our products in a separate location.

Customer Service

We focus on building and maintaining customer relationships that thrive on loyalty and trust. We maintain a “no-risk guarantee” policy, whereby we provide a customer a full refund for our products that are returned at any time, for any reason. We have established a most valued customer program, which extends added benefits to our most loyal catalog and Internet customers. Our in-house customer service department includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs. We employ telephone routing software that directs each call to the appropriate representative. Our policy is to ship orders no later than the next business day, which we accomplish by stocking inventory that supports over 85% of our orders. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

Established Infrastructure

We operate a 283,000 square foot distribution center near Cincinnati, Ohio, which provides fulfillment for most of our current domestic business needs and has the capacity to support the growth of our business. This central U.S. location allows us to achieve shipping cost efficiencies to most locations. The center is also located within 30 minutes of several major shipping company hubs. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

Expand our Media Offering

Proprietary and authentic content lies at the core of our business model. Our media offerings introduce customers to us and help establish us as an authority in the LOHAS market. Our primary focus is on leveraging our content with branded lifestyle offerings through various media, catalogs, the Internet, and national retailers. We believe that the content-centric strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach. It also provides the optimal “context” for us to market lifestyle products that are appropriate companions to the media.

We will continue to develop authentic content that caters to the LOHAS lifestyle in DVD, book and audio formats and also accelerate our efforts in the broadcast and online categories. To this end, we added wellness as a category to our media library in 2007 by producing DVDs with the Mayo Clinic as a partner. We intend to continue to expand our brand to the Conscious Media market, which incorporates children’s, family, inspirational and edutainment media. We believe we can establish our brand as a leading brand in some of these media categories.

We have expanded our visual media offerings internationally and plan to continue to expand this opportunity. We also intend to broaden the variety of formats we offer, from our traditional “physical media” (DVD, CD, etc), to making our content available online to our consumers in both one-shot “purchase” format or subscription services.

Capitalize on our market share positioning

We continue to grow our media market share. Based on Nielsen’s Videoscan, we grew our U.S. DVD market share in the fitness/wellness category from 26% in 2005 (over 40% on a pro forma basis, giving effect to our acquisition of the assets of GoodTimes Entertainment) to 45% in 2006 to 49% in 2007. With our market share now approaching 50%, we intend to sacrifice some of our market share in fitness in order to assume a category management role bringing competitive product into the mix to establish the most complete fitness assortment in the business. We believe by assuming this category management role, we can improve our revenues and profitability. Based on the same Nielsen scanning, we ended 2007 sixth in the non-theatrical U.S. DVD category with 6% market share. We intend to continue to grow our market share in the non-theatrical category through the production and acquisition of Conscious Media titles, focusing on children’s and family entertainment.  We also plan to extend our line of offerings into wellness and green living with solution based programming and media based kits, building store within store wellness offerings and continuing to grow our retail presence.

Improve our Profit Margins

We believe we can improve our profit margins with several distinct strategies. We will continue to focus our sales strategy on media that carries over 70% gross margins. We are establishing ourselves as a brand in the Conscious Media and wellness/fitness media market as well as in a genre we call edutainment. By continuing to grow our market share in media, we believe we can attract more media producers to work with our brand instead of the traditional studio or distributor model.

We continue to improve margins by our ability to serve the large retailers directly instead of going through third party distributors, as a result of the increased sales volume of our media. Since the GoodTimes transaction, we have been able to go directly to retailers like Wal-Mart and Kmart that were serviced by third party distributors prior to the acquisition.  During 2006 we implemented a new Vendor Manager Inventory System allowing us to improve store turns and reduce markdowns.

We launched a continuity and subscription business in second quarter of 2005 which we augmented with certain assets we acquired from GoodTimes and with our acquisition of a majority of the equity of Spiritual Cinema in 2006. These businesses carry over 85% gross margins and connect our media content directly to the consumer. We expect to continue to invest in this channel of business. We believe that with the increase in broadband acceptance in the consumer marketplace, coupled with our specialized media library and loyal direct customer base, we have an opportunity for strong growth at high margins.

We expect to grow our international business through licensing arrangements that carry low cost of goods. We have a valuable library of branded products, with only a small portion monetizing outside North America.

Strengthen our Lifestyle Brand

Our goal is to maintain our brand as an authority in the LOHAS market (including Conscious Media) and to establish our brand as a unifying symbol of the emerging LOHAS lifestyle. We plan to strengthen our brand by growing our media, making our brand more prominent across our catalog efforts, focusing on category management initiatives, increasing our store-within-store presence across national retailers, increasing our marketing and public relations efforts, and aggressively developing and marketing proprietary products while maintaining our high level of customer service. We initiated a branding study in late 2006 that drove this initiative during 2007.

Launch a Mass Market Brand in Fitness

We launched mass market media and products in fitness under “The Firm” brand in late 2006. We believe that the aging baby boomers at all income levels will be looking for fitness/wellness products. We do not market our brand except in media in certain mass market channels and believe there is growth opportunity for us in those channels under a different brand with our same attention to quality. We supported The Firm brand through DRTV dollars during 2007 and ended the year with over 1,500 doors carrying The Firm brand through a store-within-store display.

Expand our Proprietary Products

Our proprietary products, which we introduced in 1997, represented over 75% of our revenues in fiscal year 2007. These products carry a higher margin, provide for branding opportunity and distinguish us from our competitors. We currently offer proprietary products that range from media products to sleep, stress relief, yoga and Pilates accessories to organic cotton bedding and bath products. We have also expanded our exclusive media library to over 2,500 titles through acquisitions and internal development. We continue to develop and market proprietary products across the LOHAS sectors. We will continue to look for additional library acquisitions as we expand our content across the Conscious Media market. We are strengthening our supply chain globally by sourcing a greater number of products offshore and leveraging our expanding media sales to acquire lower costs from our replicators. We leverage our product development costs over all sales channels.

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

In our direct to consumer business we are open 24 hours a day, offering approximately 10,000 stock keeping units on our Internet site. As we increase the depth of media and community functionality available to our consumers, our Internet presence will transform from being merely a place to “order” product to a place to “consume” it, in real-time.

In our business segment, we continue to expand our presence in national retailers and currently have placements in approximately 70,000 retail points in the United States, up from 68,000 at the end of 2006 and 50,000 at the end of 2005. We also continue to expand our store-within-store concept in a variety of stores, including Whole Foods Market, Barnes & Noble Bookstores, Borders, Target, Ulta, Dick’s Sporting Goods, REI, ABC Carpet and Home and other national retailers. We currently have over 7,000 store within store concepts under the Gaiam and The Firm brands.

Complement our Existing Business with Selective Strategic Acquisitions

Our growth strategy is not dependent on acquisitions. However, we will consider those strategic acquisitions in the LOHAS market that complement our existing business, increase our media and related product offerings, expand our geographical reach, extend our channel distribution, and add to our direct customer base. We especially focus on companies with media content, a strong brand identity and customer and product information databases that augment our existing databases. We often allow some of the acquired company’s management team to retain responsibility for front-end business functions such as creative presentation and marketing, while consolidating operational functions under our existing infrastructure when we can realize economies of scale.

Establish a lifestyle community

In 2008, we plan to expand our community and social networking efforts, with specific focus on sustainability, personal development, healthy living, spirituality, alternative healthcare, and responsible media. We already work with leading experts in these fields to produce our current suite of media offerings. During 2008, we will continue to develop the online “space” for our customers to come together with each other and with our cadre of experts in these core LOHAS areas, to share ideas, discuss new trends and solutions, and allow our customers have access to world-class resources to deepen their understanding of issues that are central to how they choose to live their lives. During 2007, we launched our new community site at gaia.com. We believe that by developing a community of like-minded people, we can effect positive changes on the planet.

Our Business Segments

We separate our business into two business segments: the business segment which includes sales to businesses, retailers, international licenses, corporate accounts and media outlets; and the direct to consumer segment, which includes DRTV, catalogs, E-commerce, and subscription community services.

The business segment represented 42.4% of 2007 net revenues, while the direct to consumer segment represented 57.6% of net revenues. Our business segment is dependent upon a few major customers for a significant portion of its revenues. See Note 12 to our consolidated financial statements for further information on our segments.

Our Intellectual Property

Our tradename Gaiam and various product and Internet domain names are subject to trademark or pending trademark applications of Gaiam or a Gaiam company. We believe these trademarks are significant assets to our business.

Our Competitive Position

We believe that fragmented supplier and distribution networks characterize the LOHAS market, and we are not aware of a dominant leader. Our goal is to establish ourselves as the market leader.

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

Because we use multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include Warner, Disney, Paramount, Fox, Lions Gate, Liberty Media, Nike, Reebok, thousands of small, local and regional businesses, and product lines or items offered by large retailers, manufacturers, publishers and media producers.

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

Our Employees

As of February 20, 2008, we employed approximately 454 individuals. None of our employees are covered by a collective bargaining agreement.

Regulatory Matters

A number of existing and proposed laws restrict disclosure of consumers’ personal information, which may make it more difficult for us to generate additional names for our direct marketing, and restrict our ability to send unsolicited electronic mail or printed materials. Although we believe we are generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us.

We generally collect sales taxes only on sales to residents of states in which we have locations.  Currently, we collect sales taxes on certain sales to residents of California, Colorado, New York and Ohio. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected.

Our business is also subject to a number of other governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, merchandise that we import is subject to import and customs duties and, in some cases, import quotas.

Seasonality

See the “Quarterly and Seasonal Fluctuations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information pertaining to the seasonal aspects of our business.

Available Information

Our corporate website at www.gaiam.com/corporate provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our www.gaiam.com website features a library of information and articles on personal development, healthy lifestyles and environmental issues, along with an extensive offering of media, products and services. We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have added a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Form 10-K, 10-Q and 8-K and all amendments to such reports. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

We have included our website addresses only as inactive textual reference, and the information contained on our website is not incorporated by reference into the Form 10-K.

Item 1A.  Risk factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks described below that we are presently aware of. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

Changes in general economic conditions could have a material impact on our business

Changes in overall economic conditions that impact consumer spending could also impact our results of operations. Future economic conditions affecting disposable income such as employment levels, consumer confidence, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products. If the economic conditions and performance of the retail and media environment worsen, we may experience material adverse impacts on our business, operating results and financial condition.

Increased competition could impact our financial results

We believe that the LOHAS market includes thousands of small, local and regional businesses. Some smaller businesses may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage. Although we believe that we do not compete directly with any single company that offers our entire range of merchandise and services, within each category we have competitors and we may face competition from new entrants. Some of our competitors or our potential competitors may have greater financial and marketing resources and greater brand recognition. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors. Increased competition from these or other competitors could negatively impact our business.

Changing consumer preferences may have an adverse effect on our business

We target our business at consumers who assign high value to personal development, healthy lifestyles, responsible media, renewable energy and the environment. A decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect our customer base and sales revenues and, accordingly, our financial prospects. Further, consumer preferences and product trends are difficult to predict. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and we may not respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences and product trends could lead to, among other things, lower sales of our products, increased merchandise returns and lower margins, which could have a material adverse effect on our business.

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

Acquisitions may harm our financial results

We have historically expanded our operations in part through strategic acquisitions. We cannot accurately predict the timing, size and success of our acquisition efforts. Our acquisition strategy involves significant risks that could inhibit our growth and negatively impact our operating results, including the following: our ability to identify suitable acquisition candidates at acceptable prices; our ability to complete successfully the acquisitions of candidates that we identify; our ability to compete effectively for available acquisition opportunities; increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent liabilities associated with acquisitions; failure of acquired businesses to achieve expected results; our failure to retain key customers or personnel of acquired businesses and difficulties entering markets in which we have no or limited experience. In addition, the size, timing and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our Class A common stock.

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

Our founder and chief executive officer Jirka Rysavy controls us

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 868,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy is able to vote a majority of our stock, to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of our assets. As a result of Mr. Rysavy’s control, no change of control of us can occur without Mr. Rysavy’s consent.

Our success depends on the value of our brand

Because of our reliance on sales of proprietary products, our success depends on our brand. Building and maintaining recognition of our brand are important to attracting and expanding our customer base. If the value of our brand were adversely affected, we cannot be certain that we will be able to attract new customers, retain existing customers or encourage repeat purchases, and if the value of our brand were to diminish, our revenues, results of operations and prospects would be adversely affected.

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

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As a seller of consumer products, we face an inherent risk of exposure to product liability claims in the event that use of products we sell results in injuries. If such injuries or claims of injuries were to occur, we could incur monetary damages and our business could be adversely affected by any resulting negative publicity. The successful assertion of product liability claims against us also could result in potentially significant monetary damages and, if our insurance protection is inadequate to cover these claims, could require us to make significant payments from our own resources.

We are dependent on third party suppliers for the success of our proprietary products

We are dependent on the success of our proprietary products, and we rely on a select group of manufacturers to provide us with sufficient quantities to meet our customers’ demands in a timely manner, produce these products in a humane and safe environment for both their workers and the planet, maintain quality standards consistent with our brand, and meet certain pricing guarantees. Our overseas sourcing of these products continues to increase, and these arrangements carry risks associated with relying on products manufactured outside of the U.S., including political unrest and trade restrictions, currency fluctuations, transportation difficulties, work stoppages, and other uncertainties. In addition, a number of our suppliers are small companies, and some of these vendors may not have sufficient capital, resources or personnel to increase their sales to us or to meet our needs for increased commitments from them. The failure of our suppliers to provide sufficient quantities of our proprietary products could decrease our revenues, increase our costs, and damage our customer service reputation.

We rely on communications and shipping networks to deliver our products

Given our emphasis on customer service, the efficient and uninterrupted operation of order-processing and fulfillment functions is critical to our business. To maintain a high level of customer service, we rely heavily on a number of different outside service providers, such as printers, telecommunications companies and delivery companies. Any interruption in services from our principal outside service providers, including delays or disruptions resulting from labor disputes, power outages, human error, adverse weather conditions or natural disasters, could materially adversely affect our business. In addition, freight carriers must ship products that we source overseas to our distribution center, and a work stoppage or political unrest could adversely affect our ability to fulfill our customer orders.

Information systems upgrades or integrations may disrupt our operations or financial reporting

We continually evaluate and upgrade our management information systems, which are critical to our business. These systems assist in processing orders, managing inventory, purchasing and shipping merchandise on a timely basis, responding to customer service inquiries, and gathering and analyzing operating data by business segment, customer, and stock keeping unit (a specific identifier for each different product). We are required to continually update these systems. Furthermore, if we acquire other companies, we will need to integrate the acquired companies’ systems with ours, a process that could be time-consuming and costly. If our systems cannot accommodate our growth or if they fail, we could incur substantial expenses and our business could be adversely affected.

Additionally, our success in E-commerce will depend upon our ability to provide a compelling and satisfying shopping experience. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online technology, and if we are unable to do this, our business could be adversely affected.

A material security breach could cause us to lose sales, damage our reputation or result in liability to us

Our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. Our relationships with our customers may be adversely affected if the security measures that we use to protect personal information such as credit card numbers are ineffective. We currently rely on security and authentication technology that we license from third parties. We may not succeed in preventing all security breaches and our failure to do so could adversely affect our business.

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

The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration

Broomfield, CO	36,000 sq. ft.	Headquarters and customer service	May 2008

Cincinnati, OH	283,000 sq. ft.	Fulfillment center	June 2010

New York, NY	18,400 sq. ft.	Media office	April 2008

Hopland, CA	12 acres	Renewable energy demo site	Owned

We have an option to renew the existing lease for our fulfillment center. We have entered into a leasing arrangement, commencing April 1, 2008 and expiring March 31, 2015, for a new 12,700 square foot New York media office, which we intend to occupy when our current New York lease expires.  On January 15, 2008, we entered into an option to purchase land, an office building, and improvements located in Colorado for approximately $13.2 million in cash, which we estimate to be well below its replacement value.  It is our intention to purchase the property and relocate our corporate headquarters and customer service to this newly acquired property during the second quarter of 2008 upon expiration of our existing lease. We believe our other facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3.     Legal proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 4.     Submission of matters to a vote of security holders

No matters were brought to a vote of our shareholders in the fourth quarter of the fiscal year ended December 31, 2007.

Part II

Item 5.     Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 13, 2008, we had 7,872 shareholders of record and 19,735,074 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the period indicated:

	High Bid	Low Bid	Close	Average Daily Volume
Fiscal 2007:
Fourth Quarter	$30.73	$19.50	$29.68	227,383
Third Quarter	$24.14	$14.67	$24.03	213,300
Second Quarter	$18.50	$14.15	$18.23	200,805
First Quarter	$15.85	$11.65	$15.74	195,993

Fiscal 2006:
Fourth Quarter	$15.20	$11.98	$13.68	144,163
Third Quarter	$14.50	$9.80	$12.91	168,695
Second Quarter	$19.98	$13.88	$14.02	140,701
First Quarter	$16.49	$12.18	$16.11	59,677

Issuer Purchases of Equity Securities

The following table summarizes purchases of our Class A common stock that we made during the periods indicated:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1-28, 2007	2.5 million	(1)	$13.14	0	0

(1)  We repurchased 2.5 million shares from Revolution Living LLC in a negotiated transaction. See Note 10, Shareholders’ Equity.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our bank line of credit agreement permits, upon advance notification and maintaining of certain financial ratios, payment of dividends to our shareholders.

Sales of Unregistered Securities

During 2007, we issued 80,795 shares of our Class A common stock to purchase controlling ownership interests in two businesses. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving a public offering.

Equity Compensation Plan Information

The following table summaries equity compensation plan information for our Class A common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	883,670	$11.02	978,971
Equity compensation plans not approved by security holders	—	—	—
Total	883,670	$11.02	978,971

Item 6.  Selected financial data

We derived the selected consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and consolidated balance sheet data as of December 31, 2007 and 2006 set forth below from our audited consolidated financial statements which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and consolidated balance sheet data as of December 31, 2005, 2004 and 2003 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003

Consolidated Statements of Operations Data:
Net revenues	$262,943	$219,480	$142,492	$96,657	$102,000
Cost of goods sold	94,565	79,150	61,977	48,646	48,927
Gross profit	168,378	140,330	80,515	48,011	53,073
Expenses:
Selling and operating	141,749	119,700	67,639	46,060	45,184
Corporate, general and administration	16,176	14,989	9,790	8,241	9,171
Total expenses	157,925	134,689	77,429	54,301	54,355

Income from operations	10,453	5,641	3,086	(6,290)	(1,282)

Other income (expense)	256	645	(533)	(51)	472
Interest income	3,892	3,260	358	160	74
Other income (loss)	4,148	3,905	(175)	109	546

Income (loss) before income taxes and minority interest	14,601	9,546	2,911	(6,181)	(736)

Income tax expense (benefit)	5,767	3,774	974	(2,440)	(461)
Minority interest in net income of consolidated subsidiary, net of tax	(310)	(128)	(601)	(897)	(697)
Net income (loss)	$8,524	$5,644	$1,336	$(4,638)	$(972)

Net income (loss) per share:
Basic	$0.34	$0.23	$0.08	$(0.32)	$(0.07)
Diluted	$0.34	$0.23	$0.08	$(0.32)	$(0.07)
Shares outstanding:
Basic	24,962	24,349	17,140	14,684	14,594
Diluted	25,214	24,617	17,354	14,684	14,594

	As of December 31,
(in thousands)	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Cash	$66,258	$104,876	$15,028	$10,439	$8,384
Working capital	106,815	140,147	37,216	31,488	29,531
Total assets	240,712	250,968	156,101	88,287	91,860
Total liabilities	34,251	26,700	40,716	17,472	18,347
Shareholders’ equity	200,388	218,606	107,286	66,346	69,485

Item 7.     Management’s discussion and analysis of financial condition and results of operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, our founder’s control of us, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included elsewhere in this document. This section is designed to provide information that will assist readers in understanding our consolidated financial statements, changes in certain items in those statements from year to year, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the consolidated financial statements.

Overview and Outlook

We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. Our media brand is built around our ability to develop and offer media content, products, lifestyle solutions and community to consumers in the LOHAS and the emerging Conscious Media markets.

We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, community, subscriptions, catalog, and through national retailers and corporate accounts.

Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creations, through product development and sourcing, to customer service and distribution. We market our products and services across two segments, business and direct to consumer. We distribute products in each of these sales segments from a single fulfillment center or drop-ship products directly to customers.

Our business segment sells directly to retailers, both domestically and abroad with our products now available in approximately 70,000 retail doors in the United States. During 2007, this segment generated revenues of $111.5 million, up from $93.8 million during 2006, reflecting an 18.9% increase. This increase reflects our successful entrance into the international market and store within store expansion. During the year we expanded our store-within-store presence to over 7,000 lifestyle presentations, which are custom fixtures that we design.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing community, and customer feedback on us and the LOHAS industry’s focus and future. During 2007, this segment generated revenues of $151.4 million, up from $125.7 million during 2006. This increase reflects growth of 20.5% with the continued investment into branded direct response marketing, membership programs and solar energy integrations.

During 2007, we completed several acquisitions targeted towards expanding and enhancing our media content and community reach. These acquisitions included Zaadz, a social networking site in the LOHAS space; Lime, a multimedia lifestyle company; Conscious Enlightenment, an on-line and off-line community; and a solar energy integration company.

We believe our growth will be driven by information, media content, products, and community delivered to the consumer via broadcast, catalog, Internet, retailers, international licensing, electronic downloads and subscription systems. We have increased our focus on our media content creation and distribution, which strategically provides increased branding opportunities, significantly higher operating contribution and greater mainstream penetration. We plan to invest in our community and membership businesses over the next two years to better capitalize on strong relationships with our loyal consumer audience and growing broadband. This will allow us to focus on better leveraging our content.

We believe a number of factors are important to our long-term success, including building our brands, increasing international growth by expanding into new markets primarily through license arrangements, extending our product lines into wellness and children’s programs, and enhancing our multimedia platform community through new media opportunities, new membership programs, initiatives and acquisitions.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires us to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We believe the following to be critical accounting policies whose application has a material impact on our financial presentation, and involve a higher degree of complexity, as they require us to make judgments and estimates about matters that are inherently uncertain.

Allowances for Doubtful Accounts and Product Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We no longer amortize goodwill, but instead we review it for impairment annually or more frequently if impairment indicators arise, on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We have allocated goodwill to two reporting units, and we use a market value method for the purposes of testing for potential impairment. The annual process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

Investments

We account for investments in limited liability companies in which we have the ability to exercise significant influence or control, or in which we hold a five percent or more membership interest, under the equity method. We account for investments in corporations in which we have the ability to exercise significant influence or control, or in which we hold a twenty percent or more ownership, under the equity method. Under the equity method, we record our share of the income or losses of the investment by increasing or decreasing the carrying value of our investment and recording the income or expense through the consolidated statement of operations. Under the cost method of accounting, we carry investments in private companies at cost and adjust them only for other-than-temporary declines in fair value. Determining whether we have the ability to exercise significant influence or control over a company is highly subjective and requires a high degree of judgment.

Purchase Accounting

We account for the acquisition of a controlling interest in a business using the purchase method. In determining the estimated fair value of certain acquired assets and liabilities, we make assumptions based upon many difference factors, such as historical and other relevant information and analysis performed by independent parties. Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results.

Media Library

The media library asset represents the fair value of the library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to direct-mail and online customers. We amortize the fair value of acquired or purchased media titles and content on a straight-line basis over succeeding periods on the basis of their estimated useful lives. We defer capitalized production costs for financial reporting purposes until the media is released and, then, we amortize these costs over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate.

Share-Based Compensation

As of January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires companies to recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to calculate the fair value disclosures under SFAS 123(R). In calculating this fair value, there are certain assumptions that we use, as disclosed in Note 11, Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	36.0%	36.1%	43.5%
Gross profit	64.0%	63.9%	56.5%
Expenses:
Selling and operating	53.9%	54.6%	47.6%
Corporate, general and administration	6.1%	6.8%	6.9%
Total expenses	60.0%	61.4%	54.4%
Income from operations	4.0%	2.5%	2.1%
Other income (expense), net	1.5%	1.8%	-0.1%
Income before income taxes and minority interest	5.5%	4.3%	2.0%
Income tax expense	2.2%	1.7%	0.7%
Minority interest in net income of consolidated subsidiary, net of tax	-0.1%	—%	-0.4%
Net income	3.2%	2.6%	0.9%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenue. Net revenue increased $43.5 million, or 19.8%, to $262.9 million during 2007 from $219.5 million during 2006. During the year, we added distribution to over 2,000 new retail doors, bringing the total number of retail doors in the United States to approximately 70,000. Net revenue in our direct to consumer segment increased $25.8 million, or 20.5%, to $151.5 million during 2007 from $125.7 million during 2006. This increase in the direct to consumer segment net revenue primarily reflects the continued success of our direct response marketing revenues and increased revenues from businesses acquired over the last year.  Net revenue in our business segment increased $17.7 million, or 18.9%, to $111.5 million during 2007 from $93.8 million during 2006, primarily reflecting our success in the international market.

Gross profit. Gross profit increased $28.0 million, or 20.0%, to $168.4 million during 2007 from $140.3 million during 2006. As a percentage of net revenue, gross profit increased slightly to 64.0% during 2007 from 63.9% during 2006. Gross profit in our direct to consumer segment increased $15.4 million, or 18.9%, to $97.1 million during 2007 from $81.7 million during 2006 and, as a percentage of net revenue, decreased to 64.1% during 2007 from 65.0% during 2006, primarily reflecting increased revenues in our solar operations which produce lower margins.  Gross profit in our business segment increased $12.6 million, or 21.5%, to $71.2 million during 2007 from $58.6 million during 2006 and, as a percentage of net revenue, increased to 63.9% during 2007 from 62.5% during 2006.

Selling and operating expenses. Selling and operating expenses increased $22.0 million, or 18.4%, to $141.7 million during 2007 from $119.7 million during 2006, resulting primarily from increased sales and investments made in community, branding, personnel, advertising, and marketing programs.  As a percentage of net revenue, selling and operating expenses decreased to 53.9% during 2007 from 54.6% during 2006.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.2 million, or 7.9%, to $16.2 million during 2007 from $15.0 million during 2006, primarily due to our planned investments to support the increased revenue base.  As of percentage of net revenue, corporate, general and administration expenses decreased to 6.1% during 2007 from 6.8% during 2006, primarily reflecting the leverage on the higher revenue base.

Other income. Other income increased $0.2 million, or 6.2%, to $4.1 million during 2007 from $3.9 million during 2006.  As a percentage of net revenue, other income deceased to 1.5% during 2007 from 1.8% during 2006. The increase reflects the interest earnings from proceeds of our sale of our Class A common stock in the secondary offering during May 2006, partially offset by our use of cash to repurchase 2.5 million shares of our Class A common stock during 2007.

Minority interest in net income of consolidated subsidiaries, net of income taxes. Minority interest in net income of consolidated subsidiaries, net of income taxes, increased by $0.2 million, or 142.2%, to $0.3 million during 2007 from $0.1 million during 2006.

Net income.  Net income increased $2.9 million, or 51.0%, to $8.5 million during 2007 from $5.6 million during 2006. Earnings per share increased 47.8% to $0.34 per share during 2007 from $0.23 per share during 2006. The above factors improved our financial performance over 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net revenue. Net revenue increased $77.0 million, or 54.0%, to $219.5 million during 2006 from $142.5 million during 2005. Our increase in revenue reflects the sales of media titles acquired from GoodTimes, coupled with strong performance in our direct marketing programs, continued penetration into existing retail stores, and the addition of new retail distribution outlets. During the year, we added distribution to over 18,000 new retail doors, bringing the total number of retail doors in the United States to 68,000. Net revenue in our direct to consumer segment increased by $53.4 million, or 73.8%, to $125.7 million during 2006 from $72.3 million during 2005, primarily reflecting strong performance in our direct marketing programs and revenue from the Spiritual Cinema acquisition in August 2006. Our direct response marketing programs continue to be a strong revenue source for this segment while providing a test marketing platform for new brands and products. Net revenue in our business segment increased by $23.6 million, or 33.7%, to $93.8 million during 2006 from $70.2 million during 2005.

Gross profit. Gross profit increased by $59.8 million, or 74.3%, to $140.3 million during 2006 from $80.5 million during 2005. As a percentage of net revenue, gross profit increased 740 basis points to 63.9% during 2006 from 56.5% during 2005. The increase in gross profit was primarily due to strong sales of media and direct marketing products which carry higher margins, but also carry higher selling and operating expenses. The increased media sales have allowed us to leverage our purchasing volume to receive improved buying discounts. We also continued to benefit from the elimination of fees previously paid for third party distribution following the GoodTimes transaction. Additionally, our strong cash position allowed us to take advantage of prompt pay vendor discounts.  The business segment’s gross profit increased to 62.5% in 2006 from 57.3% in 2005.  The direct to consumer segment’s gross profit increased to 65.0% in 2006, up from 55.7% in 2005.

Selling and operating expenses. Selling and operating expenses increased by $52.1 million, or 77.0%, to $119.7 million during 2006 from $67.6 million during 2005, primarily resulting from increased sales and operating expenses to support the revenue increases described above and the additional amortization expense associated with our purchase of GoodTimes’ media library.  As of percentage of net revenue, selling and operating expenses increased to 54.6% during 2006 from 47.6% during 2005, reflecting a change in revenue mix toward increased media and direct marketing products that carry higher selling and operating expenses, such as merchandising fees and advertising costs, along with higher gross margins.

Corporate, general and administration expenses. Corporate, general and administration expenses increased by $5.2 million, or 53.1%, to $15.0 million during 2006 from $9.8 million during 2005, primarily due to planned investments in our business to support the increased revenue base. As a percentage of net revenue, corporate, general and administration expenses decreased slightly to 6.8% during 2006 from 6.9% during 2005.

Other income (expense). Other income increased by $4.1 million to $3.9 million during 2006 from $0.2 million expense during 2005. As a percentage of net revenue, other income increased to 1.8% during 2006 from 0.1% expense during 2005. The increase in other income (expense) primarily consisted of interest on cash generated by the secondary offering of our Class A common stock and a gain of $0.5 million on the sale of a portion of our Series A Preferred Units of Life Balance Media Holdings LLC. We acquired this investment in August 2005 which originally represented a 19.9% ownership interest. In 2005, we recorded a $0.6 million loss on this investment for the period from August 22, 2005 through December 31, 2005, which was partially offset by interest income of $0.4 million.

Minority interest in net income of consolidated subsidiaries, net of income taxes. Minority interest in net income of consolidated subsidiaries, net of income taxes, decreased by $0.5 million, or 78.7%, to $0.1 million during 2006 from $0.6 million during 2005.

Net income.  Net income increased $4.3 million to $5.6 million during 2006 from $1.3 million during 2005. Earnings per share increased to $0.23 per share during 2006 from $0.08 per share during 2005. The above factors improved our financial performance over 2005.

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited results of operations for each of the quarters in 2007 and 2006. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Fiscal Year 2007 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$58,458	$52,361	$70,318	$81,806
Gross profit	37,476	33,631	46,144	51,127
Income (loss) before income taxes and minority interests	2,828	(783)	5,224	7,332
Net income (loss)	1,752	(346)	2,918	4,200
Diluted net income (loss) per share	$0.07	$(0.01)	$0.12	$0.17
Weighted average shares outstanding-diluted	25,813	24,655	24,970	25,154

	Fiscal Year 2006 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$51,752	$43,161	$51,786	$72,781
Gross profit	33,162	26,891	32,629	47,648
Income (loss) before income taxes and minority interests	1,587	(2,125)	2,522	7,562
Net income (loss)	890	(1,166)	1,653	4,267
Diluted net income (loss) per share	$0.04	$(0.05)	$0.06	$0.16
Weighted average shares outstanding-diluted	20,795	23,140	26,864	27,211

Quarterly fluctuations in our revenues and operating results are due to a number of factors, including the timing of new product introductions and mailings to customers, advertising, acquisitions (including costs of acquisitions and expenses related to integration of acquisitions), competition, pricing of products by vendors and expenditures on our systems and infrastructure. The impact on revenue and operating results due to the timing and extent of these factors can be significant. Our sales are also affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development of our Internet and community platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, the ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed.

We have a revolving line of credit agreement with a financial institution that expires on October 22, 2009.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBO plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At December 31, 2007, we had no amounts outstanding under this agreement; however, $1.2 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2007	2006	2005
Net cash provided by (used in):
Operating activities	$13,445	$(504)	$6,734
Investing activities	(22,787)	(9,742)	(40,393)
Financing activities	(29,432)	99,270	38,708
Effects of exchange rates on cash and cash equivalents	156	824	(460)
Net (decrease) increase in cash and cash equivalents	$(38,618)	$89,848	$4,589

Operating activities. Our operating activities provided net cash of $13.4 million during 2007 and used cash of $0.5 million during 2006. Our net cash generated from operating activities during 2007 was primarily attributable to net income of $8.5 million, net non-cash expenses of $13.1 million, and increases to accounts payable and accrued liabilities of $2.7 million, partially offset by uses of funds resulting from increased inventory, accounts receivable, and deferred advertising costs of $5.5 million, $3.3 million, and $1.2 million, respectively. The increase in inventory reflects the additional products necessary to support the increased sales levels. Our net cash used in operating activities during 2006 was primarily attributable to an increase in inventory of $5.4 million, reduced payables and other liabilities of $10.8 million, and net other uses of $1.8 million, partially offset by net income of $5.6 million, net non-cash expenses of $8.6 million and decreases to accounts receivable of $3.3 million. The reduction in accounts payable of $6.9 million reflects our decision to buy direct from overseas factories which require payment upon shipment versus going through distributors with payment terms.  This change in buying strategy, coupled with other cost saving initiatives, increased our gross profit margin to 63.9% in 2006 from 56.5% in 2005.

Investing activities. Our investing activities used net cash of $22.8 million during 2007 and $9.7 million during 2006. The net cash used in investing activities during 2007 was used primarily to acquire businesses, property, equipment and other investments for $20.3 million and purchase media for $6.3 million, partially offset by proceeds from the sale of the Life Balance Media Holdings LLC (“LIME”) investment for $1.4 million and prepayment of a related promissory note of $2.4 million. We used our net cash in investing activities during 2006 primarily to increase our ownership interest in Conscious Media and Newmark Media and acquire an 85% ownership interest in Spiritual Cinema, resulting in net cash outlay of $7.0 million. Additionally, we acquired or produced additional media content and rights as well as sold other property and equipment for a net cash outlay of $2.7 million.

Financing activities. Our financing activities used net cash of $29.4 million during 2007 and provided net cash of $99.3 million during 2006. We used net cash in financing activities during 2007 primarily to repurchase 2.5 million shares of our Class A common stock for $32.9 million, which was partially offset by net proceeds and income tax benefits of $3.5 million from the exercise of stock options under our 1999 Long Term Incentive Plan. We generated our net cash provided by financing activities during 2006 primarily from our sale of 5,000,000 shares of our Class A common stock on May 24, 2006 and the sale of an additional 690,000 shares of our Class A common stock on June 13, 2006. The remaining 2006 net cash provided by financing activities resulted mainly from the exercise of stock options under our 1999 Long Term Incentive Program.

On November 8, 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock.  As of December 31, 2007, none of these shelf shares had been sold. On April 7, 2006, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for our Class A common stock with a total offering price not to exceed $100,000,000.  On May 24, 2006, we sold 5,000,000 shares of Class A common stock and on June 13, 2006 we sold 690,000 shares of our Class A common stock in underwritten offerings under the registration statement.  The combined stock sales in 2006 generated gross proceeds of $99.6 million.

We believe our available cash, cash expected to be generated from operations, cash generated by the sale of our Class A common stock, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the LOHAS and Conscious Media markets. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Contractual Obligations

We have commitments pursuant to lease agreements, but do not have any outstanding commitments pursuant to long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	1 year	1-3 years	3-5 years	> 5 yrs

Operating lease obligations	$12,336	$3,455	$4,146	$2,328	$2,407

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 7A.   Quantitative and qualitative disclosures about market risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Any borrowings we might make under our bank credit facility would bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. We do not have any amounts outstanding under our credit line, so any unfavorable change in interest rates would not have a material impact on our results from operations or cash flows unless we make borrowings in the future.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. Since the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, any currency risks related to these transactions are immaterial to us. However, a decline in the relative value of the U.S. dollar to other foreign currencies could lead to increased purchasing costs.  In order to mitigate this exposure, we make virtually all of our purchase commitments in U.S. dollars.

In 2003, we purchased a 50.1% interest in Gaiam Limited, formerly known as Leisure Systems International Limited, a U.K. based distributor. Since Gaiam Limited’s revenues are primarily denominated in foreign currencies, this investment exposes us to accounting risk associated with foreign currency exchange rate fluctuations. However, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of December 31, 2007 as a result of this investment.

Item 8.      Financial statements and supplementary data

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Gaiam, Inc.

Broomfield, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule II for each of the three years in the period ended December 31, 2007.  We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 2 to the consolidated financial statements, in 2006, Gaiam, Inc. and subsidiaries changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 9 to the consolidated financial statements, in 2007, Gaiam, Inc. and subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaiam Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II for each of the three years in the period ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gaiam Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 12, 2008
Denver, Colorado

GAIAM, INC.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$66,258	$104,876
Accounts receivable, net	30,157	25,324
Inventory, less allowances	29,839	24,313
Deferred advertising costs	3,602	3,965
Deferred tax assets	6,005	3,404
Other current assets	5,205	4,965
Total current assets	141,066	166,847

Property and equipment, net	9,509	7,784
Media library, net	37,566	37,201
Deferred tax assets, net	4,057	5,958
Goodwill and other intangibles, net	44,410	28,879
Notes receivable and other assets	4,104	4,299
Total assets	$240,712	$250,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,620	$21,464
Accrued liabilities	10,631	5,236
Total current liabilities	34,251	26,700

Minority interest	6,073	5,662

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,553,631 and 21,749,936 shares issued and outstanding at December 31, 2007 and 2006, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2007 and 2006	1	1
Additional paid-in capital	174,046	200,906
Accumulated other comprehensive income	991	873
Retained earnings	25,348	16,824
Total shareholders’ equity	200,388	218,606
Total liabilities and shareholders’ equity	$240,712	$250,968

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

Consolidated statements of operations

	Years Ended December 31,
(in thousands, except per share data)	2007	2006	2005

Net revenue	$262,943	$219,480	$142,492
Cost of goods sold	94,565	79,150	61,977
Gross profit	168,378	140,330	80,515

Expenses:
Selling and operating	141,749	119,700	67,639
Corporate, general and administration	16,176	14,989	9,790
Total expenses	157,925	134,689	77,429

Income from operations	10,453	5,641	3,086

Other income (expense)	256	645	(533)
Interest income	3,892	3,260	358
Other income (expense)	4,148	3,905	(175)

Income before income taxes and minority interest	14,601	9,546	2,911

Income tax expense	5,767	3,774	974
Minority interest in net income of consolidated subsidiaries, net of income taxes	(310)	(128)	(601)
Net income	$8,524	$5,644	$1,336

Net income per share:
Basic	$0.34	$0.23	$0.08
Diluted	$0.34	$0.23	$0.08

Weighted average shares outstanding:
Basic	24,962	24,349	17,140
Diluted	25,214	24,617	17,354

See accompanying notes to consolidated financial statements.

GAIAM, INC.
Consolidated statement of shareholders’ equity

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total

Balance at December 31, 2004	9,411,897	$1	5,400,000	$1	$54,933	$850	$10,561	$66,346

Issuance of common stock in conjunction with acquisitions and compensation	5,598,839				40,907	—	—	40,907
Retained earnings adjustment to reflect Conscious Media as an equity investment from the date of initial investment through acquisition of a majority interest	—	—	—	—	—	—	(717)	(717)
Comprehensive loss:
Net income	—	—	—	—	—	—	1,336	1,336
Foreign currency translation adjustment, net of income taxes of $(155)	—	—	—	—	—	(586)	—	(586)
Comprehensive income	—	—	—	—	—	—	—	750

Balance at December 31, 2005	15,010,736	1	5,400,000	1	95,840	264	11,180	107,286

Sale of common stock in underwritten offerings	5,690,000	1	—	—	93,601	—	—	93,602
Issuance of common stock in conjunction with acquisitions and compensation	1,049,200	—	—	—	11,465	—	—	11,465
Comprehensive income:
Net income	—	—	—	—	—	—	5,644	5,644
Foreign currency translation adjustment, net of income taxes of $393	—	—	—	—	—	609	—	609
Comprehensive income	—	—	—	—	—	—	—	6,253

Balance at December 31, 2006	21,749,936	2	5,400,000	1	200,906	873	16,824	218,606

Issuance of common stock in conjunction with acquisitions and compensation	303,695	—	—	—	6,047	—	—	6,047
Repurchase of stock	(2,500,000)	—	—	—	(32,907)	—	—	(32,907)
Comprehensive income:
Net income	—	—	—	—	—	—	8,524	8,524
Foreign currency translation adjustment, net of income taxes of $77	—	—	—	—	—	118	—	118
Comprehensive income	—	—	—	—	—	—	—	8,642

Balance at December 31, 2007	19,553,631	$2	5,400,000	$1	$174,046	$991	$25,348	$200,388

See accompanying notes to consolidated financial statements.

GAIAM, INC.
Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2007	2006	2005
Operating activities:
Net income	$8,524	$5,644	$1,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,120	1,926	2,146
Amortization	10,169	5,883	2,555
Noncash share-based compensation	1,024	623	—
Minority interest in consolidated subsidiaries	310	128	601
Noncash loss on disposal of property	265	—	—
Noncash (gain) loss from equity method investment	(127)	(680)	646
Deferred and stock option income tax (benefit) expense	(701)	730	472
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,330)	3,319	(11,066)
Inventory, net	(5,546)	(5,373)	3,143
Deferred advertising costs	(1,230)	(531)	(1,281)
Other assets	(771)	(1,413)	(1,813)
Accounts payable	345	(6,859)	11,399
Accrued liabilities	2,393	(3,901)	(1,404)
Net cash provided by (used in) operating activities	13,445	(504)	6,734

Investing activities:
Purchase of property, equipment and media rights	(9,536)	(3,412)	(1,589)
Proceeds from sale of property and equipment	—	668	—
Purchase of acquisitions, investments, and note, net of cash acquired	(17,122)	(6,998)	(38,804)
Proceeds from sale of investments	3,871	—	—
Net cash used in investing activities	(22,787)	(9,742)	(40,393)

Financing activities:
Repurchase of Class A common stock, including related costs	(32,907)	—	—
Net proceeds from issuance of common stock and tax benefits from option exercises	3,475	99,270	38,708
Net cash (used in) provided by financing activities	(29,432)	99,270	38,708

Effects of exchange rates on cash and cash equivalents	156	824	(460)

Net (decrease) increase in cash and cash equivalents	(38,618)	89,848	4,589
Cash and cash equivalents at beginning of year	104,876	15,028	10,439
Cash and cash equivalents at end of year	$66,258	$104,876	$15,028

Supplemental cash flow information
Interest paid	$174	$23	$—
Income taxes paid	6,746	949	1,196
Common stock issued for acquisitions	1,504	4,943	2,150

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

1. Organization, Nature of Operations, and Principles of Consolidation

References in this report to “we”, “us”, “our” or “Gaiam” refer to Gaiam, Inc. and its consolidated subsidiaries, unless we indicate otherwise. We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. We were incorporated under the laws of the State of Colorado on July 7, 1988.

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries.  Intercompany transactions and balances have been eliminated.

2.  Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts with financial institutions and highly liquid investments, which mature within three months of date of purchase. The fair value of the cash and cash equivalents approximates their carrying value due to their short maturities.

Concentration of Risk and Allowances for Doubtful Accounts

We have potential concentration of credit risk in our accounts receivable in that two of our top customers, one of which is Target, accounted for 50.3% of accounts receivable, net as of December 31, 2007.  These customers are major retailers in the United States to which we made significant sales during the calendar year end holiday season.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. The allowance for doubtful accounts was $1.3 million and $1.4 million as of December 31, 2007 and 2006, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Product Returns

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. As of December 31, 2007 and 2006, we estimated obsolete or slow-moving inventory to be $3.5 million and $3.6 million, respectively.

Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of infomercials and catalogs. We defer such costs for financial reporting purposes until the catalogs and infomercials are distributed and advertised, then we amortize these costs over succeeding periods on the basis of estimated direct relationship sales. We amortize seasonal catalogs within seven months and our annual catalogs within one year. Forecasted sales statistics are the principal factor we use in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $39.9 million, $35.5 million, and $17.6 million for the years ended December 31, 2007, 2006, and 2005, respectively, and we include these amounts in selling and operating expense.

We record sales discounts or other sales incentives as a reduction to revenues. We identify and record as expense those cooperative advertising expenses we pay, which are for advertisements meeting the separable benefit and fair value tests, as part of selling and operating expense.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We included in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software, which is typically three years. We compute depreciation of property and equipment on the straight-line method over estimated useful lives, generally three to ten years. We amortize leasehold and building improvements over the shorter of the estimated useful lives of the assets or the remaining term of the lease or remaining life of the building, respectively.

Investments

We account for investments in limited liability companies in which we have the ability to exercise significant influence or control, or in which we hold a five percent or more membership interest, under the equity method. We account for investments in corporations in which we have the ability to exercise significant influence or control, or in which we hold a twenty percent or more ownership, under the equity method. Under the equity method, we record our share of the income or losses of the investment by increasing or decreasing the carrying value of our investment and recording the income or expense through the consolidated statement of operations. Under the cost method of accounting, we carry investments in private companies at cost and adjust only for other-than-temporary declines in fair value. We include investments under the cost and equity methods in notes receivable and other assets.

We evaluate our long-lived assets, including investments, on at least an annual basis to test for impairment or valuation issues, and concluded that, as of December 31, 2007 and 2006, no indicators of impairment were present.

Purchase Accounting

We account for the acquisition of a controlling interest in a business using the purchase method. In determining the estimated fair value of certain acquired assets and liabilities, we make assumptions based upon many different factors, such as historical and other relevant information and analysis performed by independent parties. Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results. The estimated fair value of assets and liabilities acquired in recent business combinations are preliminary as of December 31, 2007. We expect to obtain information necessary to finalize the estimated values during 2008.

Media Library

The media library asset represents the fair value of our library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to direct-mail and online customers. We have presented the media library net of accumulated amortization of approximately $23.2 million and $16.2 million at December 31, 2007 and 2006, respectively, which is being amortized over the estimated useful life of the titles, which range from five to fifteen years. Additionally, we anticipate incurring during 2008 approximately $11.4 million in participation expenses, primarily royalties, related to acquired and produced media content.

Media library costs to produce media content consist of costs incurred to produce the media content, net of accumulated amortization. We recognize these costs, as well as participation costs, as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to our estimate of total ultimate gross revenues from all sources to be earned over a seven year period. We state capitalized production costs at the lower of unamortized cost or estimated fair value on an individual film basis. We continually review revenue forecasts, based primarily on historical sales statistics, and revise these forecasts when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has a fair value that is less than its unamortized cost, we recognize an impairment loss in the current period for the amount by which the unamortized cost exceeds the film’s fair value.

During 2007, capitalized production cost for released films was approximately $1.4 million, and for those films not yet released was approximately $4.8 million. Additionally, as of December 31, 2007, we estimate that approximately $2.0 million or 24.1% of the unamortized costs for released films will be amortized during 2008, and approximately 69.1% of the unamortized costs for released films will be amortized within the next three years. Accumulated amortization for produced media content at December 31, 2007 and 2006 was approximately $11.0 million and $8.1 million, respectively. Amortization expense for produced media content for the years ended December 31, 2007, 2006 and 2005 was $2.9 million, $1.4 million, and $1.0 million, respectively.

The acquired media rights have $29.2 million of remaining unamortized costs as of December 31, 2007 that will be amortized on a straight-line basis over 12 to 96 months. Amortization expense for acquired and purchased media rights for the years ended December 31, 2007, 2006 and 2005 was $4.7 million, $4.1 million, and $1.5 million, respectively. Based upon the acquired media titles and rights at December 31, 2007, we expect the annual amortization expense for the next five years to approximate $5.8 million per annum. In 2005, we added $32.3 million in media assets from our acquisition of content and programming from GoodTimes.

Based on total media library costs at December 31, 2007 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, we expect the amortization expense for the next five years to be approximately $7.5 million per annum.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We no longer amortize goodwill, but instead we review it for impairment annually or more frequently if impairment indicators arise, on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We have allocated goodwill to two reporting units, and we use a market value method for the purposes of testing for potential impairment. The annual process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

We have allocated the entire goodwill balance of $42.9 million at December 31, 2007 to our two segments, direct to consumer and business. The following table sets forth the changes in goodwill for the period December 31, 2005 through December 31, 2007 by reportable segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Total

Balance at December 31, 2005	$5,708	$11,687	$17,395
Additions	5,606	4,919	10,525
Foreign currency rate change	—	429	429
Balance at December 31, 2006	11,314	17,035	28,349
Additions	10,568	3,871	14,439
Foreign currency rate change	—	68	68
Balance at December 31, 2007	$21,882	$20,974	$42,856

The gross carrying amount of our domain name intangibles, which are not subject to amortization, at December 31, 2007 was $0.3 million. The following table represents our other intangibles subject to amortization by major class as of December 31, 2007 and 2006:

	As of December 31,
(in thousands)	2007	2006

Customer related:
Gross carrying amount	$1,434	$664
Accumulated amortization	727	134
	$707	$530
Marketing related:
Gross carrying amount	$638	$—
Accumulated amortization	41	—
	$597	$—

The amortization periods range from 6 to 84 months. Amortization expense for the years ended December 31, 2007 and 2006 was $0.6 million and $0.1 million, respectively. Based on the December 31, 2007 balance of other intangibles, we estimate amortization expense to be $0.7 million in 2008, $0.2 million in 2009 and 2010, $0.1 million in 2011 and 2012, and none thereafter.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved.

Income Taxes

We provide for income taxes pursuant to the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Our effective tax rate remains fairly consistent.

Revenues

Revenue consists of sales of products, media licensing, and solar energy integration contract fees. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. We recognize revenue from fixed price contracts using either the completed contract or percentage-of-completion method, based on the energy size of the solar energy integration project. We had no contracts accounted for under the percentage-of-completion method for 2007, 2006, and 2005. We present revenues net of taxes collected from customers. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenues arising from the product sale. We include postage and handling costs, which were approximately $12.0 million for 2007, $13.0 million for 2006, and $8.3 million for 2005, in selling and operating expense along with other fulfillment costs.

Share-Based Compensation

As of January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires companies to recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to calculate the fair value disclosures under SFAS 123(R). In calculating this fair value, we use certain assumptions, as disclosed in Note 11, Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. We will recognize estimated compensation for grants that were outstanding as of the effective date over the remaining service periods using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The following table sets forth the pro forma amounts of net income and net income per share for the year ended December 31, 2005, that would have resulted if we had accounted for our share-based compensation plan under the fair value recognition provisions of SFAS 123 and recorded share-based compensation expense.

For the Year Ended December 31,
(in thousands, except per share data)	2005

Net income as reported	$1,336
Add: Share-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total share-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(398)
Pro forma	$938
Basic net income per share:
As reported	$0.08
Pro forma	$0.06
Fully diluted net income per share:
As reported	$0.08
Pro forma	$0.05

Use of Estimates and Reclassifications

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and disclosures. Although we base these estimates on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. We have made certain reclassifications to prior period amounts to conform to the current period presentations.

Defined Contribution Plan

In 1999, we adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. Effective June 1, 2007, we began matching 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500, and during the year ended December 31, 2007, we made matching contributions of $0.2 million to the 401(k) plan.

Foreign Currency Translation

Our foreign subsidiaries use their local currency as their functional currency. We translate assets and liabilities into U.S. dollars at exchange rates in effect at the balance sheet date. We translate income and expense accounts at the average monthly exchange rates during the year. We record resulting translation adjustments, net of income taxes, as a separate component of accumulated other comprehensive income.

Comprehensive Income

Our accumulated other comprehensive income consists only of foreign currency translation adjustments, net of income taxes.

Net Income Per Share

Basic net income per share excludes any dilutive effects of options. We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded common equivalent shares of 186,000 and 262,000 from the computation of diluted net income per share for 2007 and 2006, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005

Numerator for basic and diluted net income per share	$8,524	$5,644	$1,336

Denominator:
Weighted average shares for basic net income per share	24,962	24,349	17,140

Effect of dilutive securities:
Weighted average of common stock and stock options	252	268	214

Denominators for diluted net income per share	25,214	24,617	17,354

Net income per share—basic	$0.34	$0.23	$0.08
Net income per share—diluted	$0.34	$0.23	$0.08

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including the following:

•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests (formerly known as “minority interests”—see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

•

acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

Also included in SFAS 141(R) are a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. Consequently, we will adopt the provisions of SFAS 141(R) for our fiscal year beginning January 1, 2009. We believe that SFAS 141(R) is applicable to us, but cannot yet reasonably estimate the impact of the statement.

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt SFAS 160 at the beginning of our fiscal year commencing January 1, 2009. We believe SFAS 160 will be applicable to us in that minority interest will be listed separately in shareholders’ equity, but we cannot yet reasonably estimate the other impacts to our consolidated financial statements.

In September 2006, FASB issued FASB Statement No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt the provisions of SFAS 157 in our fiscal year commencing January 1, 2008. We currently believe that adoption of the provisions of SFAS 157 will not have a material impact on our consolidated financial statements.

3.                   Notes Receivable and Other Assets

As of December 31, 2007, our notes receivable and other assets consisted of $2.7 million in notes, $0.3 million in investments, and $1.1 million in other long-term assets.  On November 7, 2007, we entered into a cooperative business arrangement with Care2.com, Inc., whereby Care2 agreed that we will become the e-commence provider for Care2 in return for a percentage of our revenue generated from such customer leads.  Additionally, Care2 agreed to promote Gaiam subscriptions to Care2 customers and to not pursue subscription business.  We loaned Care2 $2.7 million, evidenced by a 6% interest bearing senior secured promissory note due November 7, 2011, purchased 254,237 shares of Care2 Series D-1 Preferred Stock for cash of $300,000, and received warrants to subscribe for and purchase from Care2 additional stock.  The warrants had no estimated fair value as of December 31, 2007.

Notes receivable and other assets as of December 31, 2006 consisted of $1.3 million of investments, $2.4 million in notes and related interest receivable, and $0.6 million of other long-term assets. On January 5, 2006, we entered into an agreement with Alps Communications and Life Balance Media Holdings LLC, to sell 19,968 Series A Preferred Units of Life Balance Media Holdings to Alps, an investment that we previously accounted for using the equity method. The purchase price per unit was equal to the amount we paid for our investment during 2005. Alps assumed all unpaid Series A Capital Contribution commitments from us and executed a 7.5% interest bearing promissory note due February 28, 2009 in the principal amount of $2.3 million. After the closing of this transaction, we owned 4,876 units, or less than 4%, of Life Balance Media Holdings. This transaction resulted in a gain of $0.5 million which is included in other income (expense) for the year ended December 31, 2006. On February 6, 2007, we entered into a stock repurchase agreement with Revolution Living and Alps. As part of the stock repurchase agreement Alps prepaid its promissory note principal plus accrued interest in the amount of $2.4 million and acquired our investment in Life Balance Media Holdings for $1.4 million in cash.

On June 23, 2006, we purchased, for $3.5 million, an approximate 34% ownership interest in Cinema Circle, the parent company of Spiritual Cinema Circle, a subscription-based DVD film club. We accounted for this investment under the equity method and we recognized the excess of the cost of the investment over the underlying equity in the net assets of Cinema Circle, $2.3 million, as goodwill. During July 2006, we purchased an additional 29% interest in Cinema Circle for $3.4 million. With the purchase of the additional interest, our ownership was approximately 63% and, therefore, commencing with the effective dates of the additional share purchases, Cinema Circle met the accounting criteria to be considered a business combination as outlined in SFAS No. 141, Business Combinations and we began consolidating Cinema Circle’s results of operations effective July 31, 2006.  On September 30, 2006, we reduced our investment in Cinema Circle to a 15% ownership interest and changed our accounting for Cinema Circle from the consolidation to cost method. See Note 4, Mergers and Acquisitions.

4.            Mergers and Acquisitions

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates. We expect that none of the goodwill resulting from acquisition of companies during 2006 will be deductible for tax purposes.

In August 2005, we entered into agreements with Revolution Living, LLC, its founder, Steve Case, and Revolution Living’s Life Balance Media Holdings subsidiary. Under the terms of the Agreements, we acquired a minority interest in Life Balance Media Holdings for approximately $7.5 million. We accounted for this investment using the equity method, so our share of the losses sustained by Life Balance Media Holdings from the date of acquisition through December 31, 2005, totaling $0.6 million, have been reflected in our statement of operations for 2005. Effective in January 2006, we reduced our ownership in Life Balance Media Holdings to less than 4%. On February 6, 2007, we sold the last part of our interest in Life Balance Media Holdings for $1.4 million in cash.  See Note 3, Notes Receivable and Other Assets.  On July 19, 2007, we acquired 100% ownership interest in Life Balance Media Holdings.  See our 2007 aggregated business acquisitions discussion below.

In September 2005, we acquired a majority of the assets held by GoodTimes and certain of its affiliates for $34.4 million in cash plus $0.6 million in estimated acquisition, legal and accounting costs.  GoodTimes’ assets included entertainment programming and home video products distributed through various channels, including television, retailers and the Internet. We commenced distribution of titles and content acquired in this asset purchase on September 13, 2005. At December 31, 2005, we initially allocated the $35.0 million purchase price as $29.1 million to media library, $13.2 million to tangible assets, and $7.3 million to assumed liabilities. During 2006, we reduced the aggregate purchase price to $34.8 million due to unrealized estimated acquisition costs and adjusted the estimated fair values by allocating $32.3 million to the media library, $9.4 million to tangible assets, and $6.9 million to assumed liabilities. We based the adjustments primarily on additional facts about benefits and obligations as of the purchase date which were identified during the allocation period after the acquisition date. As a result of the adjustment to the media library, we recorded in September 2006 additional amortization expense of $0.3 million.

In October 2005, we acquired a 53.4% ownership interest in Newmark Media, a distribution company specializing in placing wellness media products in the grocery and drugstore channels for an approximately $0.8 million cash contribution to Newmark. We allocated the purchase price to the net tangible assets, and, as Newmark had negative net worth, we recorded $0.9 million in goodwill. On December 31, 2006, we acquired the 46.6% minority ownership interest in Newmark for $0.3 million cash and recorded an additional $0.2 million in goodwill. The stock purchase agreement calls for additional consideration of up to $0.1 million contingent upon the achievement of certain distribution and product mix goals over the next two years. During 2007 we recognized half of this contingent consideration as additional goodwill.  We have not yet recognized the remainder of the contingent consideration because its amount is not determinable beyond a reasonable doubt. We believe that Newmark’s expertise in product placement in these under-penetrated channels more than compensates for the goodwill recorded.

On December 30, 2005, we increased our ownership percentage in Conscious Media, Inc., a multimedia company, to 51% for an additional investment of $3.5 million. We acquired shares directly from the Conscious Media for its $1.5 million in notes receivable and issued 146,667 shares of our Class A common stock and promissory notes totaling $0.2 million to certain Conscious Media shareholders. We have recorded a reduction to retained earnings and our investment of $0.7 million to reflect our share of the results from operations of Conscious Media from the date of our original investment in 2002 to the end of 2005, when we acquired the majority ownership interest, and recognized $6.9 million in goodwill.

On September 29, 2006, we increased our ownership percentage in Conscious Media from 51% to 86% by issuing 149,698 shares of our Class A common stock valued at $1.9 million and recognized additional goodwill of $1.4 million. During the fourth quarter of 2006, we invested another $3.2 million, comprised of 220,026 shares of our Class A common stock, of which 85,526 shares were issued to two of our outside board members, and cash of $0.2 million. As a result of this latest investment, we effectively owned all of Conscious Media’s outstanding stock as of November 8, 2006 and recognized additional goodwill of $3.3 million. We believe that Conscious Media’s expertise in media programming, development and post production will complement our current businesses and future growth, at a lower cost than we could develop on our own.

On September 30, 2006, we, Cinema Circle, and Spiritual Cinema, one of our newly formed subsidiaries, entered into a Share Exchange Agreement. Prior to our original investment in Cinema Circle (see Note 3, Notes Receivable and Other Assets), Cinema Circle had two business segments, direct (primarily subscription clubs) and film production. Under the Exchange Agreement, Spiritual Cinema acquired 100% of the equity and net assets of Cinema Circle’s direct segment from Cinema Circle in exchange for 76% of our interest in Cinema Circle and 15% of Spiritual Cinema. Of the $6.9 million determined cost of our 85% ownership in Spiritual Cinema, we allocated $5.6 million to goodwill, $0.5 million to customer lists, and the remainder to net tangible assets and minority interest. We are amortizing the customer lists on a straight-line basis over 17 months. We plan to invest in our community business over the next year to better capitalize on strong relationships with our loyal consumer audience and growing broadband subscription trends. This will allow us to focus on better leveraging of our content through subscriptions and community. The films distributed to Spiritual Cinema’s members are meaningful inspirational and spiritual family films that complement our product offerings.

During 2007, we acquired varying amounts of controlling ownership interest in several entities for a total cost of approximately $17.9 million, including direct acquisition costs and other liabilities, of which $14.5 million was paid in cash, $1.5 million in shares of our Class A common stock, and $1.9 million in assumed liabilities.  Three of the acquisitions call for additional consideration, payable in cash or shares of our Class A common stock (up to a maximum of 50,000 shares), contingent upon the achievement of a certain membership threshold within the next two years or our sale of the acquired business or its assets, the amount of revenue generated from certain potential customers and the collection of certain rebates, or the attaining of a certain level of pre-tax profits in our community business over its first twelve months of operations.  As additional consideration for the solar energy integrator, our wholly owned subsidiary, Real Goods Solar, granted to the sellers warrants to purchase 40,000 shares of Real Goods’ Class A common stock at an exercise price of $3.20 per share.  The warrants commence vesting only upon an initial public offering of Real Goods’ Class A common stock or our sale of 50% or more of the company.  We have not yet recognized any of the contingent or additional consideration because the amounts are not determinable beyond a reasonable doubt.  At the time any of the contingent or additional consideration becomes probable and can be estimated, we will recognize it as additional purchase price and allocate it to goodwill and other intangibles, as appropriate.

The acquired companies include Zaadz, a leading social networking site in the LOHAS space; Lime, a multimedia lifestyle company; Conscious Enlightenment, an on-line and off-line community; and a solar system integration company. With regards to the acquisitions, we assumed liabilities for severance ($0.2 million) due to downsizing of the workforce, facility lease obligations ($0.2 million) as a result of relocation, and a noncancellable contract ($0.6 million) which obligated us to perform services with no future benefit to the combined companies.  During 2007, we charged $0.1 million to the severance liability, $0.1 million to the facility lease obligation liability, and $0.5 million to the noncancellable contract liability.  As of December 31, 2007, the remaining balances were immaterial.  We anticipate completing the downsizing and relocation activities by the end of the second quarter of 2008.

In connection with the acquisitions, we have preliminarily recognized $10.5 million and $3.8 million of direct to consumer and business segment goodwill, respectively, of which we expect $3.8 million to be deductible for tax purposes, $1.4 million of intangibles subject to amortization (37 month weighted-average useful life), and $0.3 million of indefinite life domain names.  The amortizable intangibles are customer related of $0.8 million (23 month weighted-average useful life) and marketing related of $0.6 million (53 month weighted-average useful life).  We are still in the process of finalizing our assessment of the estimated fair value of the net assets acquired and, thus, the amount of goodwill and other intangibles is subject to refinement.

The following is supplemental unaudited pro forma information for the aggregated 2007 acquisitions as if we had acquired the businesses on January 1, 2006. The pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of these 2007 acquisitions on our historical financial information.  The unaudited pro forma information should not be relied upon as being indicative of our results of operations had the acquisitions occurred on the dates assumed.  The unaudited pro forma financial information also does not project the results of operations for any future period or date.

	Pro Forma
	Year ended December 31,
	2007	2006
(in thousands, except per share data)	(unaudited)
Net revenue	$273,835	$228,317
Income before income taxes and minority interest	$12,225	$5,160
Net income	$7,079	$2,973

Net income per share:
Basic	$0.28	$0.12
Diluted	$0.28	$0.12

5.             Property and Equipment

Property and equipment, stated at lower of cost or fair value, consists of the following as of December 31:

(in thousands)	2007	2006
Land	$3,100	$3,100
Buildings	1,587	1,587
Furniture, fixtures and equipment	6,158	5,580
Leasehold improvements	1,754	1,475
Website development costs	5,962	4,763
Studio, computer and telephone equipment	8,842	7,864
Warehouse and distribution equipment	1,921	1,191
	29,324	25,560
Accumulated depreciation and amortization	(19,815)	(17,776)
	$9,509	$7,784

6.             Leases, Commitments and Contingencies

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from 1 to 10 years. The following schedule represents the annual future minimum payments, as of December 31, 2007:

(in thousands)	Operating
2008	$3,455
2009	2,447
2010	1,699
2011	1,191
2012	1,137
2013	1,137
2014	1,016
2015	254
Total minimum lease payments	$12,336

We incurred rent expense of $4.2 million, $4.3 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On January 15, 2008, we entered into an option to purchase land, an office building, and improvements located in Colorado for approximately $13.2 million in cash, which we estimate to be well below its replacement value.

7.             Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

(in thousands)	2007	2006
Accrued royalties	$3,242	$2,266
Accrued compensation	4,348	2,016
Income taxes payable	832	415
Other accrued liabilities	2,209	539
	$10,631	$5,236

8.             Line of Credit

We have a revolving line of credit agreement with a financial institution, which expires on October 22, 2009.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBO plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At December 31, 2007, we had no amounts outstanding under this agreement; however, $1.2 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants.

9.             Income Taxes

Our provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$5,404	$2,115	$346
State	1,196	474	48
International	(132)	(362)	301
	6,468	2,227	695
Deferred:
Federal	(624)	916	232
State	(138)	207	47
International	61	424	—
	(701)	1,547	279
Total	$5,767	$3,774	$974

Variations from the federal statutory rate are as follows:

(in thousands)	2007	2006	2005

Expected federal income tax expense at statutory rate of 34%	$4,944	$3,246	$978
Effect of permanent differences	92	48	30
State income tax expense, net of federal benefit and utilization of net operating loss	721	433	66
Effect of differences between U.S. taxation and foreign taxation	10	47	(100)
Income tax expense	$5,767	$3,774	$974

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2007 and 2006 are as follows:

	December 31,
(in thousands)	2007	2006
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$491	$553
Inventory-related expense	1,322	456
Accrued liabilities	4,365	3,104
Net operating loss, or NOL, carryforward	337	—
Prepaid and deferred catalog costs	(584)	(709)
Charitable carryforward	44	—
Foreign tax credit	30	—
Total current deferred tax assets	$6,005	$3,404
Non-current:
Depreciation and amortization	$420	$(578)
Section 181 qualified production expense	(2,770)	—
NOL carryforward	6,891	7,026
Foreign exchange rate gain	(551)	(490)
Other	67	—
Total non-current deferred tax assets	$4,057	$5,958
Total net deferred tax assets	$10,062	$9,362

At December 31, 2007, we had made no provision for U.S. federal and state income taxes on approximately $0.3 million of undistributed foreign earnings, which are expected to remain outside of the U.S. indefinitely. Upon any future distribution of foreign earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Our foreign subsidiaries generated income before minority interest and income taxes of approximately $0.2 million during 2007 and 2006 and $1.2 million during 2005.

At December 31, 2007 and 2006, we had NOL carryforwards of approximately $18.7 million and $18.0 million, respectively, associated with acquisitions completed in 2001, 2002, 2005, 2006, and 2007, which may be used to offset future taxable income. These carryforwards expire between 2019 and 2027. The Internal Revenue Code contains provisions that limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of NOL carryforwards from tax periods prior to the ownership changes. Our NOL carryforwards as of December 31, 2007 are subject to annual limitations due to changes in ownership.

We expect all the deferred tax assets at December 31, 2007 to be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities. We had no valuation allowance as of December 31, 2007 or 2006.  We realized $0.7 million and $2.2 million in tax benefits recorded to additional paid-in capital as a result of the exercise of stock options for the years ended December 31, 2007 and 2006, respectively.

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting of Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our Consolidated balance sheets and Consolidated statements of operations. The result of the reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our consolidated financial statements. Our federal tax returns for all years after 2003 and our state tax returns after 2002 are subject to future examination by tax authorities for all our tax jurisdictions.  We recognize interest and penalties related to income tax matters in other income (expense) and corporate, general and administration expenses, respectively.

10.          Shareholders’ Equity

During 2005, we issued a total of 8,221 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2004, and issued 62,634 shares of Class A common stock upon exercise of options granted under our 1999 Long-Term Incentive Plan. On July 7, 2005, we issued and sold 2,821,317 unregistered shares of our Class A common stock for an aggregate purchase price of approximately $18.7 million to certain funds advised by Prentice Capital Management, LP. The holders of these shares have certain registration rights. On August 22, 2005, we issued and sold 2.5 million unregistered shares of our Class A common stock for an aggregate purchase price of $20 million to Revolution Living, LLC. Additionally, we issued 60,000 shares of our Class A common stock as purchase consideration for a media catalog business and issued 146,667 shares of Class A common stock to purchase shares of Conscious Media.

During 2006, we issued a total of 7,692 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2005 and 2006 and issued 671,784 shares of our Class A common stock upon exercise of options granted under our 1999 Long-Term Incentive Plan. On May 24, 2006, we sold 5,000,000 shares of our Class A common stock and on June 13, 2006 we sold 690,000 shares of our Class A common stock in an underwritten offering. The combined sale generated gross proceeds of $99.6 million. We issued 149,698 and 220,026 shares of our Class A common stock on September 29, 2006 and November 8, 2006, respectively, to acquire additional ownership of Conscious Media. See Note 4, Mergers and Acquisitions.

During 2007, we issued a total of 4,955 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2006 and 2007; issued 1,875 restricted shares of our Class A common stock to two of our named executive officers as bonus compensation; issued 80,795 shares of our Class A common stock as part of the consideration to acquire controlling ownership interests in two businesses (see Note 4, Mergers and Acquisitions); and issued 216,070 shares of our Class A common stock upon exercise of options under our 1999 Long-Term Incentive Plan.

On February 6, 2007, we entered into a stock repurchase agreement (the “Agreement”) with Revolution Living and Alps, whereby we repurchased 2.5 million of our Class A common stock from Revolution Living for $13.14 per share or $32.8 million in cash, Alps prepaid its promissory note principal plus accrued interest in the amount of $2.4 million, Alps acquired our investment in Life Balance Media Holdings for $1.5 million in cash, and David Golden, Chief Financial Officer of Revolution, resigned from the Board of Directors of Gaiam. Also as part of the Agreement, Jirka Rysavy, our Chairman and largest shareholder, purchased for $7.2 million Revolution Living’s option to acquire approximately 2.3 million of his Gaiam shares at $10 per share. The price to repurchase the option was calculated as the spread between the negotiated $13.14 share price for our purchase of the shares from Revolution Living and the $10 option exercise price. The $13.14 per share price agreed to by the parties was the average price over the last 90 days of our shares prior to the closing. We accounted for the re-acquired stock under the cost method. Since we have not yet decided the ultimate disposition of the re-acquired stock, we reflected its cost at December 31, 2007 as a $32.9 million reduction to additional paid-in capital.

As of December 31, 2007, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 1999 Long-Term Incentive Plan:
Stock options outstanding	883,670
Shares reserved for issuance to directors in lieu of cash compensation for 2007 services rendered	513
Total shares reserved for future issuance	6,284,183

Each holder of shares of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each share of our Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of shares of our Class A common stock and shares of our Class B common stock vote as a single class on all matters that are submitted to the shareholders for a vote. Accordingly, holders of a majority of the shares of our Class A common stock and shares of our Class B common stock entitled to vote in any election of directors may elect all of the directors who stand for election. Shareholders may consent to an action in writing and without a meeting under certain circumstances.

Shares of our Class A common stock and shares of our Class B common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of legally available funds. In the event of a liquidation, dissolution or winding up of our Company, the shares of our Class A common stock and shares of our Class B common stock are entitled to share ratably in our assets remaining after the payment of all of our debts and other liabilities. Holders of shares of our Class A common stock and shares of our Class B common stock have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to the shares of our Class A common stock and our Class B common stock.

Our Class B common stock may not be transferred unless converted into shares of our Class A common stock, other than certain transfers to affiliates, family members, and charitable organizations. The shares of our Class B common stock are convertible one-for-one into shares of our Class A common stock, at the option of the holder of the shares of our Class B common stock.

As part of additional consideration for the acquisition of a solar energy integrator, Real Goods issued, on November 1, 2007, seven-year warrants to purchase 40,000 shares of Real Goods’ Class A common stock at an exercise price of $3.20 per share. See Note 4, Mergers and Acquisitions.

11.          Share-Based Compensation

Our share-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers, and directors, and to align shareholder and employee interests. We grant options under our 1999 Long-Term Incentive Plan, which provides for the granting of options to purchase up to 3 million shares of our Class A common stock and terminates no later than June 1, 2009. We generally grant options under our Plan with an exercise price equal to the closing market price of our stock at the date of the grant and the options normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees and two years for Board members and named executive officers’ restricted stock wards. Grants typically expire seven years from the date of grant.

The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. We derive the expected terms from the historical behavior of participant groupings.  We base expected volatilities on the historically realized volatility of our stock over the expected term. Our use of historically realized volatilities is based upon the expectation that future volatility over the expected term is not likely to differ from historical results. We base the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the option valuation model. In accordance with SFAS No. 123R, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data by participant groupings to estimate option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

	2007	2006	2005

Expected volatility	49% - 59%	51% - 61%	38.4% - 46.9%
Weighted-average volatility	57%	59%	42%
Expected dividends	0%	0%	0%
Expected term (in years)	2.0 – 5.8	1.5 – 5.9	5
Risk-free rate	4.13% - 4.88%	4.27% - 5.13%	2.28% - 4.39%

The table below presents a summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,027,740	$10.59
Granted	333,000	15.64
Exercised	(216,070)	12.59
Forfeited or expired	(261,000)	13.91
Outstanding at December 31, 2007	883,670	$11.02	4.0	$15,692,126
Exercisable at December 31, 2007	403,200	$8.18	2.2	$8,305,221

We issue new shares upon the exercise of options. We received $2.7 million and $3.9 million in cash from stock options exercised during 2007 and 2006, respectively. The weighted-average grant-date fair value of options granted during the years 2007, 2006, and 2005 was $8.28, $8.06, and $4.37, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $2.1 million, $6.3 million, and $0.3 million, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $0.7 million, $0.4 million, and $1.4 million, respectively.

The share-based compensation cost charged against income was $1.1 million, $0.7 million, and none during 2007, 2006, and 2005, respectively, and is shown in corporate, general and administration expenses. The total income tax benefit recognized for share-based compensation was $0.4 million, $0.3 million, and none for 2007, 2006, and 2005, respectively.  As of December 31, 2007, there was $3.0 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under the Plan.  We expect that cost to be recognized over a weighted-average period of 3.5 years.

During 2007, we extended the post-termination exercise grace period from 30 days to approximately six months for vested options belonging to a former employee.  This modification had an immaterial effect on compensation expense for the year ended December 31, 2007.

During 2007, our subsidiary, Gaiam Energy Tech granted 300,000 options at $0.20 per share under its 2007 Long-Term Incentive Plan, which provides for the granting of up to 1,000,000 common shares. Under this plan, options are typically granted with an exercise price equal to the estimated market price of Gaiam Energy Tech’s stock at the date of grant, vest based on performance or service conditions, and expire seven years from the date of grant. Expected volatilities are based on a value calculated using the historical volatility of comparable public companies in Gaiam Energy Tech’s industry. Expected life is based on the specific vesting terms of the option, anticipated changes to market value and expected employee exercise behavior.  The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. Gaiam Energy Tech’s successor, Real Goods, assumed these options on January 31, 2008, at an exercise price of $3.20 per share. We valued these options using an expected volatility of 67%, expected term of 4.0 years, a risk-free interest rate of 4.875%, and no expected dividends. In determining the fair value of Real Goods’ common stock at the date of grant of stock options, we set the market value based on a combination of many different factors, such as an independent offer to purchase a portion of Real Goods in exchange for preferred stock, the value of recent Gaiam Energy Tech acquisitions, and an evaluation performed by an independent firm retained for that purpose. The options assumed are for Real Goods’ Class A common stock and vest only upon the initial public offering of Real Goods’ Class A common stock or our sale of 50% or more of the company, (50% vest upon an initial public offering and thereafter vest approximately 2.0% per month during the 25-month period subsequent to the completion of Real Goods’ initial public offering).  The performance of this condition was not probable as of December 31, 2007; therefore, we have recognized no compensation expense related to these options.  As of December 31, 2007, there was $0.5 million of unrecognized cost related to these nonvested share-based compensation arrangements.  The ultimate recognition of compensation cost, if any, is dependent on the Real Goods initial public offering, the occurrence or timing of which cannot accurately be predicted.

12.          Segment and Geographic Information

We manage our business and aggregate our operational and financial information in accordance with two reportable segments. The direct to consumer segment contains the direct response marketing programs, catalog, Internet, solar, and subscription community sales channels, while the business segment comprises the retailers, media and corporate account channels.

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level.

Contribution margin is defined as net sales, less cost of goods sold and direct expenses. Financial information for our segments is as follows:

Segment Information

	Year Ended December 31,
(in thousands)	2007	2006	2005
Net revenue:
Direct to consumer	$151,462	$125,708	$72,337
Business	111,481	93,772	70,155
Consolidated net revenue	262,943	219,480	142,492
Contribution margin (loss):
Direct to consumer	(2,904)	(2,291)	(781)
Business	13,357	7,932	3,867
Consolidated contribution margin	10,453	5,641	3,086
Reconciliation of contribution margin to net income:
Other income (expense)	4,148	3,905	(175)
Income tax expense	5,767	3,774	974
Minority interest in net income of consolidated subsidiary, net of income taxes	(310)	(128)	(601)
Net income	$8,524	$5,644	$1,336

The direct to consumer and business segments had total assets as follows:

	As of December 31,
(in thousands)	2007	2006	2005
Total assets:
Direct to consumer	$95,146	$89,507	$33,565
Business	145,566	161,461	122,536
	$240,712	$250,968	$156,101

Major Customer

Sales to our largest customer for 2007, 2006 and 2005 accounted for less than 10%, 10.1% and 12.1% of total revenue, respectively, during these periods and are reported in our business segment.

Geographic Information

We sell and distribute essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada, Japan, and the U.K. and are based on the location of the customer. The following represents geographical data for our operations as of and for the year ended December 31:

(in thousands)	2007	2006	2005
Revenue:
United States	$229,279	$206,584	$128,034
International	33,664	12,896	14,458
	$262,943	$219,480	$142,492
Long-Lived Assets:
United States	$47,794	$44,172	$46,466
International	1,521	1,750	1,729
	$49,315	$45,922	$48,195

	As of December 31,
(in thousands)	2007	2006	2005
Components of Long-Lived Assets (1):
Property and equipment, net	$9,509	$7,784	$9,428
Media Library, net	37,566	37,201	38,339
Other Intangibles, net	1,554	530	146
Notes receivable and other assets	686	407	282
	$49,315	$45,922	$48,195

(1)

Excludes other non-current assets (non-current deferred tax assets, net, goodwill, investments, notes receivable, and security deposits) of $50,331, $38,199, and $31,637 for 2007, 2006, and 2005, respectively.

13.          Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	Fiscal Year 2007 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$58,458	$52,361	$70,318	$81,806
Gross profit	37,476	33,631	46,144	51,127
Income (loss) before income taxes and minority interests	2,828	(783)	5,224	7,332
Net income (loss)	1,752	(346)	2,918	4,200
Diluted net income (loss) per share	$0.07	$(0.01)	$0.12	$0.17
Weighted average shares outstanding-diluted	25,813	24,655	24,970	25,154

	Fiscal Year 2006 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$51,752	$43,161	$51,786	$72,781
Gross profit	33,162	26,891	32,629	47,648
Income (loss) before income taxes and minority interests	1,587	(2,125)	2,522	7,562
Net income (loss)	890	(1,166)	1,653	4,267
Diluted net income (loss) per share	$0.04	$(0.05)	$0.06	$0.16
Weighted average shares outstanding-diluted	20,795	23,140	26,864	27,211

14.          Subsequent Events

On February 7, 2008, Real Goods filed a preliminary registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of a minority interest of its Class A common stock.

On February 1, 2008, we sold our investment in the non-LOHAS business newspapers that were previously acquired as part of the Conscious Media acquisition.

On March 17, 2008, we re-acquired 75,800 shares of our Class A common stock for an average price of $17.55 per share in the open market.

GAIAM, INC.

Financial Statement Schedule II

Consolidated valuation and qualifying accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses (1)	Deductions	Balance at End of Year (1)

Allowance for Doubtful Accounts:
2007	$1,443	$312	$476	$1,279
2006	$826	$2,917	$2,300	$1,443
2005	$642	$952	$768	$826

Allowance for Product Returns:
2007	$6,891	$30,216	$30,348	$6,759
2006	$4,819	$17,457	$15,385	$6,891
2005	$1,814	$6,350	$3,345	$4,819

(1)             Includes reserves associated with acquired assets/companies.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2007, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on that assessment, we concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

The operating effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 3, 2008, to be filed with the Commission pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the corporate section of our Internet website at www.gaiam.com/corporate. Our full Board of Directors must approve in advance any waivers of the Code of Ethics. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Code of Ethics” section of our Internet website located at www.gaiam.com/corporate.

Item 11.    Executive Compensation

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 3, 2008, to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate  herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 3, 2008, to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 3, 2008, to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of  Shareholders, to be held on June 3, 2008, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.     Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.     Financial Statement Schedules.

Schedule II Consolidated Valuation and Qualifying Accounts.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s registration statement on Form S-1 (No. 333- 83283)).

3.2	Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s registration statement on Form S-1 (No. 333-83283).

10.1

Amended and Restated Credit Agreement dated July 29, 2005 between Gaiam, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).

10.2	First Amendment to Credit Agreement executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (filed herewith).

10.3	Gaiam, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).*

10.4	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s registration statement on Form S-4 (No. 333-50560).

10.5

First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002).

Exhibit No.	Description

10.6

Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

10.7

Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

10.8

Class A Stock Purchase Agreement, dated as of June 10, 2005, as amended and restated June 16, 2005, among Gaiam, Inc. and the purchasers set for on the signature pages to the Agreement (incorporated by reference to Exhibit 10.1 of Gaiam’s current report on Form 8-K dated June 10, 2005).

10.9

Purchase Agreement and General Release and Settlement dated as of February 6, 2007 among Gaiam, Inc., Revolution Living, LLC, Jirka Rysavy and Stephen M. Case (incorporated by reference to Exhibit 10.1 of Gaiam’s current report on Form 8-K dated February 12, 2007).

10.10	Form of Employment Agreement between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.3 of Gaiam’s current report on Form 8-K dated August 3, 2005).*

10.11	Form of Employment Agreement between Gaiam, Inc. and Lynn Powers (incorporated by reference to Exhibit 10.4 of Gaiam’s current report on Form 8-K dated August 3, 2005).*

10.12

Insurance and Stock Redemption Agreement dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.13	Gaiam, Inc. Nonemployee Director Compensation (incorporated by reference to exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).*

Exhibit No.	Description

10.14	Form of Stock Option Agreement under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).*

10.15

Lease Agreement dated December 18, 1997 by and between Orix Prime West Broomfield Venture and Gaiam, Inc. (incorporated by reference to Exhibit 10.4 of Gaiam’s registration statement on Form S-1/A (No. 333-83283)).

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

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Broomfield, State of Colorado, on this 17th day of March, 2008.

GAIAM, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board and	March 17, 2008
Jirka Rysavy	Chief Executive Officer (Principal Executive Officer)

/s/ Lynn Powers	President and	March 17, 2008
Lynn Powers	Director

Director
James Argyropoulos

/s/ Barnet M. Feinblum	Director	March 17, 2008
Barnet M. Feinblum

/s/ Barbara Mowry	Director	March 17, 2008
Barbara Mowry

/s/ Ted Nark	Director	March 17, 2008
Ted Nark

/s/ Paul H. Ray	Director	March 17, 2008
Paul H. Ray

/s/ Vilia Valentine	Chief Financial Officer	March 17, 2008
Vilia Valentine	(Principal Accounting Officer)