Form 10-Q
period 2008-03-31
GAIAM INC
filed 2008-05-12
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2008
Class A Common Stock ($.0001 par value)	19,654,590
Class B Common Stock ($.0001 par value)	5,400,000

GAIAM, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. When used in discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, consumer trends, acquisitions, new initiatives undertaken by us, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, our founder’s control of us, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2008, the interim results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. These interim statements have not been audited. The balance sheet as of December 31, 2007 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2007.

GAIAM, INC.
Condensed consolidated balance sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,151	$66,258
Accounts receivable, net	27,331	30,157
Inventory, less allowances	30,415	29,839
Deferred advertising costs	3,501	3,602
Deferred tax assets	5,282	6,005
Other current assets	5,963	5,205
Total current assets	120,643	141,066

Property and equipment, net	9,572	9,509
Media library, net	37,300	37,566
Deferred tax assets, net	2,958	4,057
Goodwill and other intangibles, net	50,992	44,410
Notes receivable and other assets	8,348	4,104
Total assets	$229,813	$240,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,959	$23,620
Accrued liabilities	8,436	10,631
Total current liabilities	23,395	34,251

Minority interest	1,484	6,073

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,651,010 and 19,553,631 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2008 and December 31, 2007	1	1
Additional paid-in capital	177,277	174,046
Accumulated other comprehensive income	93	991
Retained earnings	27,561	25,348
Total shareholders’ equity	204,934	200,388
Total liabilities and shareholders’ equity	$229,813	$240,712

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2008	2007
	(unaudited)
Net revenue	$65,173	$58,458
Cost of goods sold	24,195	20,982
Gross profit	40,978	37,476

Expenses:
Selling and operating	34,933	32,606
Corporate, general and administration	3,379	3,245
Total expenses	38,312	35,851

Income from operations	2,666	1,625

Other income	469	1,203

Income before income taxes and minority interest	3,135	2,828

Income tax expense	1,238	1,117
Minority interest in net loss of consolidated subsidiaries, net of tax	316	41
Net income	$2,213	$1,752

Net income per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.07
Shares used in computing net income per share:
Basic	25,084	25,651
Diluted	25,352	25,813

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2008	2007
	(unaudited)
Operating activities
Net income	$2,213	$1,752
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	812	455
Amortization	1,682	1,850
Minority interest in consolidated subsidiaries	(316)	(41)
Net gain on disposition of investments	(175)	(127)
Share-based compensation expense	323	239
Deferred and stock option income tax expense	2,035	1,610
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	3,269	8,435
Inventory, net	533	(1,246)
Deferred advertising costs	56	(223)
Other current assets	(145)	(965)
Accounts payable	(9,424)	(5,207)
Accrued liabilities	(2,225)	1,806
Net cash (used in) provided by operating activities	(1,362)	8,338

Investing activities
Purchase of property, equipment and media rights	(6,515)	(1,032)
Purchase of acquisitions and note, net of cash acquired	(7,504)	—
Disposition of investments, net	(1,381)	3,871
Net cash (used in) provided by investing activities	(15,400)	2,839

Financing activities
Repurchase of Class A common stock, including related costs	(1,332)	(32,907)
Proceeds from issuance of common stock and tax benefits from option exercises	—	6
Net cash used in financing activities	(1,332)	(32,901)

Effects of exchange rates on cash and cash equivalents	(13)	13

Net change in cash and cash equivalents	(18,107)	(21,711)
Cash and cash equivalents at beginning of period	66,258	104,876
Cash and cash equivalents at end of period	$48,151	$83,165

Supplemental cash flow information
Interest paid	$29	$—
Income taxes paid	$62	$112
Common stock issued for acquisitions	$5,105	$—

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries.  Intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

2.  Significant Accounting Policies

No changes were made to our significant accounting policies during the three months ended March 31, 2008, except for the adoption of Financial Accounting Standards Board, or FASB, Statement No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The implementation of SFAS 157 did not have a material impact on our unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2008.

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

Recently Issued Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedge items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS 161 requires:

•                  disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•                  disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•                  disclosure of information about credit-risk-related contingent features; and

•                  cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is encouraged.  We will adopt the provisions of SFAS 161 in our fiscal year commencing January 1, 2009. We currently believe that adoption of the provisions of SFAS 161 will not have a material impact on our consolidated financial statements.

3.              Notes Receivable and Other Assets

Our notes receivable and other assets as of March 31, 2008 consisted of a $4.0 million property purchase option deposit (see Note 10, Subsequent Events), $3.4 million in notes and related interest receivable, $0.3 million in investments, and $0.6 million in other long-term assets, and as of December 31, 2007 consisted of $2.7 million in notes, $0.3 million in investments, and $1.1 million in other long-term assets.

4.              Shareholders’ Equity

During the first three months of 2008, we issued a total of 1,927 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2007 and 2008; issued 221,152 shares of our Class A common stock as part of the consideration to acquire the remaining and controlling ownership interests in two businesses; and issued 100 shares of our Class A common stock upon exercise of options under our 1999 Long-Term Incentive Plan.

Additionally, on March 17, 2008, we repurchased 75,800 shares of our Class A common stock in the open market for at an average price of $17.55 per share, for a total of $1.3 million in cash, and on March 31, 2008, we received as partial consideration for the sale of our controlling ownership in Gaiam Limited 50,000 shares of our Class A common stock with a market value of $17.32 per share or $0.9 million in total (see Note 9, Mergers and Acquisitions).  We recorded these two repurchases of our shares in accordance with the cost method of accounting for treasury stock.  Since we have not yet decided the ultimate disposition of the re-acquired shares, their combined cost is reflected in the condensed consolidated balance sheet at March 31, 2008 as a $2.2 million reduction to additional paid-in capital.

During 2007, we issued a total of 4,955 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2006 and 2007; issued 1,875 restricted shares of our Class A common stock to two of our named executive officers as bonus compensation; issued 80,795 shares of our Class A common stock as part of the consideration to acquire controlling ownership interests in two businesses; issued 216,070 shares of our Class A common stock upon exercise of options under our 1999 Long-Term Incentive Plan; and repurchased 2.5 million shares of our Class A common stock.

5.               Comprehensive Income

Our comprehensive income is comprised of net income and foreign currency translation adjustments, net of income taxes. Comprehensive income, net of related tax effects, was as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007

Net income	$2,213	$1,752
Foreign currency translation adjustment, net of reclassification and related tax	(898)	12
Comprehensive income, net of tax	$1,315	$1,764

Disposition of our investment in our UK operations during the quarter ended March 31, 2008 resulted in a net loss which lowered our net income.  The foreign currency translation amount attributable to that entity and accumulated in the translation adjustment component of equity was removed from the other comprehensive income component of equity and reported as part of the loss on the sale of the investment.

6.               Share-Based Payments

During the first quarter of 2008, we granted 56,000 stock options to employees and cancelled 3,400 stock options. Total share-based compensation recognized was $0.3 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

During 2007, our subsidiary, Gaiam Energy Tech granted options under its 2007 Long-Term Incentive Plan. Gaiam Energy Tech’s successor, Real Goods Solar, Inc., or Real Goods Solar, assumed these options on January 31, 2008. The options assumed are for 300,000 shares of Real Goods Solar’s Class A common stock.

7.               Net Income Per Share

Basic net income per share excludes any dilutive effects of options. We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded common equivalent shares of 74,000 and 326,000 from the computation of diluted net income per share for the three months ended March 31, 2008 and 2007, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2008	2007

Numerator for basic and diluted net income per share	$2,213	$1,752
Denominator:
Weighted average share for basic net income per share	25,084	25,651
Effect of dilutive securities:
Weighted average of common stock and stock options	268	162
Denominator for diluted net income per share	25,352	25,813

Net income per share – basic	$0.09	$0.07
Net income per share – diluted	$0.09	$0.07

8.               Segment Information

We manage our business and aggregate our operational and financial information in accordance with two reportable segments. The direct to consumer segment contains direct response marketing programs, catalogs, Internet, solar, and subscription community sales channels, while the business segment comprises retailers, media and corporate account channels.

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is solely on a combined basis, at the reportable segment level. Contribution margin is defined as net sales, less cost of goods sold and direct expenses.

Financial information for our segments is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net revenue:
Direct to consumer	$38,773	$34,065
Business	26,400	24,393
Consolidated net revenue	65,173	58,458
Contribution margin (loss):
Direct to consumer	(1,655)	(600)
Business	4,321	2,225
Consolidated contribution margin	2,666	1,625
Reconciliation of contribution margin to net income:
Other income	469	1,203
Income tax expense	1,238	1,117
Minority interest in net loss of consolidated subsidiaries, net of tax	316	41
Net income	$2,213	$1,752

9.                                      Mergers and Acquisitions

During the first quarter of 2008, our subsidiary, Real Goods Carlson, Inc., acquired certain assets of Carlson Solar, Inc., and we acquired 100% ownership interest of SPRI Products, Inc. and the remaining 49.9% ownership interest of Conscious Enlightenment.  The assets acquired from Carlson Solar were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination.  The total cost of these business acquisitions was $13.1 million, including direct acquisition costs, of which $7.5 million was paid in cash, $5.1 million in our Class A common stock, and $0.5 million in assumed liabilities.  As additional contingent consideration for the Carlson Solar acquisition, we granted warrants to purchase 30,000 shares of Real Goods Solar’s Class A common stock at an exercise price of $3.20 per share.

For these acquisitions, we have preliminarily recognized $3.6 million and $6.2 million of direct to consumer and business segment goodwill, respectively, of which $2.4 is expected to be deductible for tax purposes, and $0.8 million of intangibles subject to amortization (48 month weighted-average useful life).  The marketing related intangibles are $0.6 million (43 month weighted-average useful life) and the customer related intangibles are $0.2 million (60 month weighted-average useful life).

During the quarter ended March 31, 2008, we sold our investment in the non-LOHAS business newspapers that were acquired as part of a previous acquisition and sold our 51% ownership interest in Gaiam Limited, our UK subsidiary.

In 2007, we acquired varying amounts of controlling ownership interest in several entities. Three of the acquisitions call for additional consideration, payable in cash or shares of our Class A common stock (up to a maximum of 50,000 shares), contingent upon the achievement of a certain membership threshold within the next two years or our sale of the acquired business or its assets, the amount of revenue generated from certain potential customers and the collection of certain rebates, or the attaining of a certain level of pre-tax profits in our community business over its first twelve months of operations.  At the time any of this contingent consideration becomes probable and can be estimated, we will recognize it as additional purchase price and allocate it to goodwill and other intangibles, as appropriate.

As additional consideration for a solar energy integrator company acquired in 2007, Real Goods Solar granted to the sellers warrants to purchase 40,000 shares of Real Goods Solar’s Class A common stock at an exercise price of $3.20 per share.

We are still in the process of finalizing our assessment of the estimated fair value of the net assets acquired during 2007 and 2008 and, thus, the amount of goodwill and other intangibles previously recorded is subject to refinement. We have included results from operations of these acquired companies in our condensed consolidated financial statements from their respective effective acquisition dates.

10.                               Subsequent Events

On April 3, 2008, we exercised our option to purchase land, an office building, and improvements located in Colorado for a total purchase price of approximately $13.2 million in cash, of which $4.0 million was paid as an option to purchase deposit during the first quarter of 2008 (see Note 3, Notes Receivable and Other Assets).  We will consolidate our operations to this newly acquired property during the second quarter of 2008 upon expiration of our existing lease.

In May 2008, Real Goods Solar priced its $55 million initial public offering of Class A common stock.  Approximately $20 million of the net proceeds will be repaid to us for loans provided to the Real Goods Solar business.  In the offering, Real Goods Solar sold 5.5 million shares at $10 per share.  The shares began trading May 8, 2008 on the NASDAQ Global Market under the ticker symbol “RSOL.”  Real Goods Solar has granted the underwriters a 30-day option to purchase up to an additional 825,000 shares. Post-offering we own 10 million shares or approximately 65% of Real Goods Solar, but have in excess of 80% of the voting power of Real Goods Solar.  On May 12, 2008, Ted Nark resigned his position as a director of Gaiam in order to serve on the board of directors of Gaiam’s subsidiary, Real Goods Solar, Inc.

Item 2.                                   Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This section is designed to provide information that will assist readers in understanding our condensed consolidated financial statements, changes in certain items in those statements from period to period, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the condensed consolidated financial statements.

Critical Accounting Policies

No significant changes were made to our critical accounting policies during the three months ended March 31, 2008, except for the adoption of FASB Statement No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The implementation of SFAS 157 did not have a material impact on our unaudited condensed consolidated financial statements for the quarter ended March 31, 2008.

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

Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creations, through product development and sourcing, to customer service and distribution. We market our products and services across two segments, business and direct to consumer. We primarily distribute products in each of these sales segments from a single fulfillment center or drop-ship products directly to customers.

Our business segment sells directly to retailers, with our products available in approximately 71,000 retail doors in the United States. During the first quarter of 2008, this segment generated revenues of $26.4 million, up from $24.4 million during the first quarter of 2007, reflecting an 8.2% increase. This increase reflects our store-within-store expansion, wellness launch, and recent business acquisitions, partially offset by lower recognized international revenue due to our strategy change to operate our international markets as licensing arrangements rather than product sales. During the quarter we expanded our store-within-store presence to over 7,100 lifestyle presentations, up from 6,000 at the end of March 2007, which are custom fixtures that we design.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing online and off-line community, and customer feedback on us and the LOHAS industry’s focus and future. During the first quarter of 2008, this segment generated revenues of $38.8 million, up from $34.1 million during the first quarter of 2007, reflecting a 13.8% increase.  This increase reflects our investment in solar energy integration companies, Internet sales, memberships and our continued investment in community and branded direct response marketing, partially offset by the sale of our non-LOHAS newspapers.

During the first quarter of 2008, we completed three acquisitions targeted towards expanding and enhancing our solar market, community reach, and media content. These acquisitions were Carlson Solar, Inc., a solar energy integrator located in southern California; the remaining 49.9% ownership interest in Conscious Enlightenment, an on-line and off-line community; and SPRI Products, Inc., a leading marketer of resistance exercise products for the professional health and fitness industry.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007

Net revenue	100.0%	100.0%
Cost of goods sold	37.1%	35.9%
Gross profit	62.9%	64.1%

Expenses:
Selling and operating	53.6%	55.8%
Corporate, general and administration	5.2%	5.5%
Total expenses	58.8%	61.3%

Income from operations	4.1%	2.8%

Other income, net	0.7%	2.0%
Income tax expense	1.9%	1.9%
Minority interest in net loss of consolidated subsidiaries, net of tax	0.5%	0.1%
Net income	3.4%	3.0%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net revenue. Net revenue increased $6.7 million, or 11.5%, to $65.2 million during the first quarter of 2008 from $58.5 million during the first quarter of 2007. Net revenue in our direct to consumer segment increased $4.7 million, or 13.8%, to $38.8 million during the first quarter of 2008 from $34.1 million during the first quarter of 2007. This increase in the direct to consumer segment net revenue primarily reflects the continued success of our direct response marketing and community revenues and increased revenues from businesses acquired over the last year.  Net revenue in our business segment increased $2.0 million, or 8.2%, to $26.4 million during the first quarter of 2008 from $24.4 million during the first quarter of 2007, primarily reflecting our continued success in distributing our products to approximately 71,000 retail doors in the U.S. and increased revenue from our acquisition of SPRI in the first quarter, partially offset by lower recognized international revenue due to our strategy change to operate our international markets as licensing arrangements rather than product sales.

Gross profit. Gross profit increased $3.5 million, or 9.3%, to $41.0 million during the first quarter of 2008 from $37.5 million during the first quarter of 2007. As a percentage of net revenue, gross profit decreased to 62.9% during the first quarter of 2008 from 64.1% during the first quarter of 2007. The decrease in gross margin primarily reflects increased revenues in our solar operations which produce lower margins, higher transportation costs, the devaluation of the U.S. dollar, and the successful launch of our category management program in retail. Excluding the solar business, even after the absorption of the transportation and U.S. dollar impacts mentioned above, our gross margin increased to 66.8%.

Selling and operating expenses. Selling and operating expenses increased $2.3 million, or 7.1%, to $34.9 million during the first quarter of 2008 from $32.6 million during the first quarter of 2007, resulting primarily from increased sales and investments made in community, branding, personnel, advertising, and marketing programs.  As a percentage of net revenue, selling and operating expenses decreased to 53.6% during the first quarter of 2008 from 55.8% during the first quarter of 2007, primarily reflecting the leveraging of our infrastructure against a higher revenue base.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million, or 4.1%, to $3.4 million during the first quarter of 2008 from $3.3 million during the first quarter of 2007.  As of percentage of net revenue, corporate, general and administration expenses decreased to 5.2% during the first quarter of 2008 from 5.5% during the first quarter of 2007, primarily reflecting the leverage on the higher revenue base.

Other income. Other income decreased $0.7 million, or 61.0%, to $0.5 million during the first quarter of 2008 from $1.2 million during the first quarter of 2007.  As a percentage of net revenue, other income deceased to 0.7% during the first quarter of 2008 from 2.0% during the first quarter of 2007. The decrease reflects lower interest earnings as we use our cash to acquire businesses, repurchase our Class A common stock, and the decline of average interest rates received on our cash investments from 5.18% as of March 1, 2007 to 2.37% at March 31, 2008.

Minority interest in net loss of consolidated subsidiaries, net of income taxes. Minority interest in net loss of consolidated subsidiaries, net of income taxes, increased by $275,000 to $316,000 during the first quarter of 2008 from $41,000 during the first quarter of 2007.

Net income.  Net income increased $0.5 million, or 26.3%, to $2.2 million during the first quarter of 2008 from $1.8 million during the first quarter of 2007. Net income per share increased 28.6% to $0.09 per share during the first quarter of 2008 from $0.07 per share during the first quarter of 2007.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

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

We have a revolving line of credit agreement with a financial institution that expires on October 22, 2009.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At March 31, 2008, we had no amounts outstanding under this agreement; however, $1.0 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net cash (used in) provided by:
Operating activities	$(1,362)	$8,338
Investing activities	(15,400)	2,839
Financing activities	(1,332)	(32,901)
Effects of exchange rates on cash and cash equivalents	(13)	13
Net decrease in cash and cash equivalents	$(18,107)	$(21,711)

Operating activities. Our operating activities used net cash of $1.4 million during the first quarter of 2008 and provided net cash of $8.3 million during the first quarter of 2007. Our net cash used in operating activities during the first quarter of 2008 was primarily attributable to decreased accounts payable and accrued liabilities of $11.6 million, partially offset by noncash adjustments to net income of $4.4 million, reductions in accounts receivable of $3.3 million, and net income of $2.2 million. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments and our decision to lower accounts payable as interest rates declined.  Our net cash provided by operating activities during the first quarter of 2007 was primarily attributable to net income of $1.8 million, noncash adjustments to net income of $4.0 million, accounts receivable collections of $8.4 million, increased accrued liabilities of $1.8 million, partially offset by the use of funds to reduce accounts payable by $5.2 million and increase inventory, media, and other assets by $2.4 million.

Investing activities. Our investing activities used net cash of $15.4 million during the first quarter of 2008 and provided net cash of $2.8 million during the first quarter of 2007. The net cash used in investing activities during the first quarter of 2008 was used primarily to acquire businesses, property, equipment and other investments for $12.6 million and purchase media for $1.4 million. Our net cash provided by our investing activities during the first quarter of 2007 primarily resulted from the sale of our LIME investment for $1.4 million and prepayment of the Alps promissory note principle and interest for $2.4 million, partially offset by cash we used to purchase property, equipment, and media rights for $1.0 million.

Financing activities. Our financing activities used net cash of $1.3 million during the first quarter of 2008 and used net cash of $32.9 million during the first quarter of 2007. We used net cash in financing activities during the first quarter of 2008 primarily to repurchase 75,800 shares of our Class A common stock for $1.3 million. We used net cash in our financing activities during the first quarter of 2007 primarily to repurchase 2.5 million shares of our Class A common stock.

On November 8, 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock.  During the first quarter of 2008, 221,152 of these shares had been issued to acquire business ownership interests.

We believe our available cash, cash expected to be generated from operations, cash generated by the sale of our stock, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to long-term debt, capital lease, or purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$11,413	$3,051	$3,932	$2,308	$2,122

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2007. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of March 31, 2008, our chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A. Risk Factors

No material changes.

Item 2.    Sales of Unregistered Securities and Use of Proceeds

We had no sales of unregistered securities during the quarter ended March 31, 2008.

We purchased shares of our Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
3/17/2008 (1)	75,800	$17.55	—	—
3/31/2008 (2)	50,000	$17.32	—	—

(1)	On March 17, 2008, we repurchased these shares of our Class A common stock in the open market.
(2)

On March 31, 2008, we repurchased these shares of our Class A common stock as partial consideration for the sale of our 51% ownership interest in Gaiam Limited. The price paid represents the closing market price of our Class A common stock on the date of the transaction.

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
May 12, 2008

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(principal accounting officer)