Form 10-Q
period 2008-06-30
GAIAM, INC
filed 2008-08-11
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-27517

GAIAM, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1113527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

833 W. SOUTH BOULDER ROAD

LOUISVILLE, COLORADO 80027-2452

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2008
Class A Common Stock ($.0001 par value)	18,619,321
Class B Common Stock ($.0001 par value)	5,400,000

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

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2008, the interim results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. These interim statements have not been audited. The balance sheet as of December 31, 2007 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2007.

GAIAM, INC.
Condensed consolidated balance sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,924	$66,258
Accounts receivable, net	26,901	30,157
Inventory, less allowances	28,469	29,839
Deferred advertising costs	3,620	3,602
Deferred tax assets	6,472	6,005
Other current assets	6,569	5,205
Total current assets	134,955	141,066

Property and equipment, net	26,325	9,509
Media library, net	19,557	37,566
Deferred tax assets, net	98	4,057
Goodwill and other intangibles, net	48,853	44,410
Notes receivable and other assets	4,005	4,104
Total assets	$233,793	$240,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,015	$23,620
Accrued liabilities	5,308	10,631
Total current liabilities	21,323	34,251

Minority interest	19,088	6,073

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 18,619,321 and 19,553,631 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	163,144	174,046
Accumulated other comprehensive income	93	991
Retained earnings	30,142	25,348
Total shareholders’ equity	193,382	200,388
Total liabilities and shareholders’ equity	$233,793	$240,712

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net revenue	$57,217	$52,361	$122,390	$110,819
Cost of goods sold	21,064	18,730	45,259	39,712
Gross profit	36,153	33,631	77,131	71,107

Expenses:
Selling and operating	33,704	32,294	68,637	64,900
Corporate, general and administration	3,096	3,264	6,475	6,509
Other general income and expense	26,708	—	26,708	—
Total expenses	63,508	35,558	101,820	71,409

Income (loss) from operations	(27,355)	(1,927)	(24,689)	(302)

Gain from issuance of subsidiary stock	31,270	—	31,270	—
Interest and other income	269	1,144	738	2,347

Income (loss) before income taxes and minority interest	4,184	(783)	7,319	2,045

Income tax expense (benefit)	1,653	(309)	2,891	808
Minority interest in net loss of consolidated subsidiaries, net of tax	50	128	366	169
Net income (loss)	$2,581	$(346)	$4,794	$1,406

Net income (loss) per share:
Basic	$0.10	$(0.01)	$0.19	$0.06
Diluted	$0.10	$(0.01)	$0.19	$0.06
Shares used in computing net income (loss) per share:
Basic	24,707	24,655	24,895	25,159
Diluted	24,895	24,655	25,120	25,338

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2008	2007
	(unaudited)
Operating activities
Net income	$4,794	$1,406
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,552	886
Amortization	3,284	4,474
Minority interest in consolidated subsidiaries, net of tax	(366)	(169)
Net (gain) loss on investments and property	(579)	138
Share-based compensation expense	671	531
Deferred and stock option income tax expense	3,525	1,677
Gain on issuance of subsidiary stock	(31,270)	—
Impairment loss	25,879	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	4,103	16,824
Inventory, net	2,479	(922)
Deferred advertising costs	(1,161)	(285)
Other current assets	(3,371)	(82)
Accounts payable	(8,367)	(8,106)
Accrued liabilities	(4,602)	51
Net cash (used in) provided by operating activities	(3,429)	16,423

Investing activities
Purchase of property, equipment and media rights	(22,813)	(3,088)
Purchase of acquisitions, net of cash acquired	(7,274)	(150)
Disposition of investments, net	(1,381)	3,871
Net cash (used in) provided by investing activities	(31,468)	633

Financing activities
Proceeds from Real Goods IPO, net	48,154	—
Repurchase of Class A common stock, including related costs	(18,086)	(32,907)
Proceeds from issuance of common stock and tax benefits from option exercises	1,508	18
Net cash provided by (used in) financing activities	31,576	(32,889)

Effects of exchange rates on cash and cash equivalents	(13)	109

Net change in cash and cash equivalents	(3,334)	(15,724)
Cash and cash equivalents at beginning of period	66,258	104,876
Cash and cash equivalents at end of period	$62,924	$89,152

Supplemental cash flow information
Interest paid	$39	$—
Income taxes paid	$2,708	$166
Common stock issued for acquisitions	$5,105	$—

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

2.  Significant Accounting Policies

No changes were made to our significant accounting policies during the three and six months ended June 30, 2008, except for the adoption of Financial Accounting Standards Board, or FASB, Statement No. 157, Fair Value Measurement and the adoption of Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, whereby we elected the income statement approach for the recognition of gains and losses resulting from the issuance of subsidiary stock.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The implementation of SFAS 157 did not have a material impact on our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2008.

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

3.              Property and Equipment

On April 3, 2008, we purchased land, an office building, and improvements located in Colorado for a total cost of approximately $15.7 million in cash. We consolidated our Colorado operations to this newly acquired property during the second quarter of 2008 upon expiration of our existing facility lease.

4.              Impairment of Assets

As a result of changes in the retail business climate, we impaired a portion of the GoodTimes media library, LIME goodwill and other intangibles, certain deferred advertising costs, and related assets at the end of the second quarter of 2008.  These noncash, tax deductible impairments reduced the business and direct to consumer total assets by $25.0 million and $0.9 million, respectively.  We determined the estimated fair value of these asset groups using various valuation techniques, such as estimated future sales, internal budgets and projections, and judgment about existing brand potential.  The resulting impairment loss of $25.9 million is reported in other general income and expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2008.

5.              Shareholders’ Equity

During the six months ended June 30, 2008, we issued a total of 2,446 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2007 and 2008; issued 221,152 shares of our Class A common stock as part of the consideration to acquire the remaining and controlling ownership interests in two businesses (see Note 10, Mergers and Acquisitions); and issued 127,180 shares of our Class A common stock upon exercise of options under our 1999 Long-Term Incentive Plan, including 110,000 shares exercised and held by our President.

Additionally, during the first half of 2008, we repurchased 1,285,088 shares of our Class A common stock for a total cost of $19.0 million.  See also Note 10, Mergers and Acquisitions.  We recorded these repurchases of our shares in accordance with the cost method of accounting for treasury stock.  Since we have not yet decided the ultimate disposition of the re-acquired shares, their combined cost is reflected in the condensed consolidated balance sheet at June 30, 2008 as a $19.0 million reduction to additional paid-in capital.

During the second quarter of 2008, our subsidiary, Real Goods Solar, Inc. (“Real Goods”), completed an initial public offering (“IPO”) of 5.5 million shares resulting in net proceeds of $48.2 million to Real Goods, issued 280,000 shares valued at $1.9 million to acquire a minority interest in one of its subsidiaries (see Note 10, Mergers and Acquisitions), issued 11,032 other shares valued at $77,000, and made other non-stock related equity transactions, for a net gain of $32.1 million to us.  Following these transactions we owned 63.3% of Real Goods.  The portion of our gain resulting from Real Goods selling new shares, $31.3 million, is reflected in gain from issuance of subsidiary stock on our condensed consolidated statements of operations for the three and six months ended June 30, 2008 and has been tax affected.  The remaining net gain resulting from other Real Goods non-stock related equity transactions, which was not tax affected, is recorded as a reduction to additional paid-in capital on our condensed consolidated balance sheet at June 30, 2008.

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

6.               Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments, net of income taxes. Comprehensive income (loss), net of related tax effects, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007

Net income (loss)	$2,581	$(346)	$4,794	$1,406
Foreign currency translation adjustment, net of reclassification and related tax	—	72	(898)	84
Comprehensive income (loss), net of taxes	$2,581	$(274)	$3,896	$1,490

The disposition of our investment in our UK operations during the quarter ended March 31, 2008 resulted in a net loss which lowered our net income.  The foreign currency translation amount attributable to that entity and accumulated in the translation adjustment component of equity was removed from the other comprehensive income component of equity and reported as part of the loss on the sale of the investment.

7.               Share-Based Payments

During the six months ended June 30, 2008, we granted 170,500 stock options to employees and cancelled 4,960 stock options. Total share-based compensation recognized was $0.3 million for each of the three months ended June 30, 2008 and 2007, and $0.7 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

8.               Net Income (Loss) Per Share

Basic net income per share excludes any dilutive effects of options. We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded from the computation of diluted net income (loss) per share common equivalent shares of 319,000 and 590,000 for the three months ended June 30, 2008 and 2007, respectively, and 205,000 and 549,000 for the six months ended June 30, 2008, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Numerator for basic and diluted net income (loss) per share	$2,581	$(346)	$4,794	$1,406
Denominator:
Weighted average shares for basic net income (loss) per share	24,707	24,655	24,895	25,159
Effect of dilutive securities:
Weighted average of common stock and stock options	188	—	225	179
Denominators for diluted net income (loss) per share	24,895	24,655	25,120	25,338

Net income (loss) per share – basic	$0.10	$(0.01)	$0.19	$0.06
Net income (loss) per share – diluted	$0.10	$(0.01)	$0.19	$0.06

9.               Segment Information

We manage our business and aggregate our operational and financial information in accordance with three reportable segments. The direct to consumer segment contains direct response marketing programs, catalogs, Internet, and subscription community sales channels, the business segment comprises retailers, media and corporate account channels, and the solar segment reflects solar energy business.

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net sales, less cost of goods sold and direct expenses.  Prior period amounts have been restated to reflect the addition of our solar reporting segment.

Financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net revenue:
Direct to consumer	$28,947	$25,838	$61,152	$55,539
Business	19,429	22,009	45,829	46,402
Solar	8,841	4,514	15,409	8,878
Consolidated net revenue	57,217	52,361	122,390	110,819
Contribution margin (loss):
Direct to consumer	(3,478)	(2,304)	(4,644)	(2,976)
Business	(23,745)	102	(19,424)	2,327
Solar	(132)	275	(621)	347
Consolidated contribution margin (loss)	(27,355)	(1,927)	(24,689)	(302)
Reconciliation of contribution margin (loss) to net income (loss):
Gain from issuance of subsidiary stock	31,270	—	31,270	—
Interest and other income	269	1,144	738	2,347
Income tax expense (benefit)	1,653	(309)	2,891	808
Minority interest in net loss of consolidated subsidiaries, net of tax	50	128	366	169
Net income (loss)	$2,581	$(346)	$4,794	$1,406

Our goodwill balance of $47.0 million at June 30, 2008 was allocated $17.2 million, $19.7 million, and $10.1 million to the direct to consumer, business, and solar segments, respectively.  Our balance of $42.9 million at December 31, 2007 was allocated $16.0 million, $21.0 million, and $5.9 million to the direct to consumer, business, and solar segments, respectively.

10.            Mergers and Acquisitions

During the first quarter of 2008, Real Goods Carlson, Inc. acquired certain assets of Carlson Solar, Inc., and we acquired 100% ownership interest of SPRI Products, Inc. and the remaining 49.9% ownership interest of Conscious Enlightenment.  On May 23, 2008, Real Goods exchanged 280,000 shares of its Class A common stock for Real Goods’ current President’s 11.6% ownership in one of its subsidiaries, Real Goods Carlson, Inc.  Consideration paid for the minority interest of Real Goods Carlson Solar was the same relative fair value as the equity received.  The assets acquired from Carlson Solar were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination.  The total cost of these business acquisitions was $15.0 million, including direct acquisition costs, of which $7.5 million was paid in cash, $5.1 million in our Class A common stock, $1.9 million in Real Goods Class A common stock, and $0.5 million in assumed liabilities. For these acquisitions, we have preliminarily recognized $4.0 million, $6.3 million, and $0.9 million of solar, business, and direct to consumer segment goodwill, respectively, of which $2.4 million is expected to be deductible for tax purposes, and $0.8 million of intangibles subject to amortization (48 month weighted-average useful life).  The marketing related intangibles are $0.6 million (43 month weighted-average useful life) and the customer related intangibles are $0.2 million (60 month weighted-average useful life).

During the quarter ended March 31, 2008, we sold our investment in the non-LOHAS business newspapers that were acquired as part of a previous acquisition and sold our 51% ownership interest in Gaiam Limited, our UK subsidiary.  We received 50,000 shares of Gaiam Class A common stock, valued at $0.9 million, as part of the consideration for our UK subsidiary.

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

11.            Income Taxes

During the first half of 2008, we recognized a deferred tax liability of approximately $12.1 million reflecting a financial gain from the new issuance of Real Goods stock (see Note 5, Shareholders’ Equity), partially offset by changes in our deferred tax assets of $8.6 million, primarily reflecting the financial impairment of certain intangibles (see Note 4, Impairment of Assets).

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

Overview and Outlook

We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. Our media brand is built around our ability to develop and offer media content, products, lifestyle solutions and community to consumers in the LOHAS market.

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

Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creations, through product development and sourcing, to customer service and distribution. We market our products and services across three segments, business, direct to consumer, and solar. We primarily distribute products in each of these sales segments from a single fulfillment center or drop-ship products directly to customers.

Our business segment sells directly to retailers, with our products available in approximately 72,000 retail doors in the United States. During the second quarter of 2008, this segment generated revenues of $19.4 million, down from $22.0 million during the second quarter of 2007, reflecting an 11.7% decrease. This decrease reflects our lower recognized international revenue due to our strategy change to operate our international markets as licensing arrangements rather than product sales, partially offset by our store-within-store expansion, wellness launch, and recent business acquisitions. Domestically, revenues for our business segment improved nearly 54%.  During the quarter we expanded our store-within-store presence to over 7,500 lifestyle presentations, up from 6,500 at the end of June 2007, which are custom fixtures that we design.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing online and off-line community, and customer feedback on us and the LOHAS industry’s focus and future. During the second quarter of 2008, this segment generated revenues of $28.9 million, up from $25.8 million during the second quarter of 2007, reflecting a 12.0% increase.  This increase reflects our growth in Internet sales, memberships and our continued investment in community and branded direct response marketing, partially offset by the sale of our non-LOHAS newspapers.

During May 2008, our solar energy business consummated an initial public offering and is now managed as a separate segment.  Through recent acquisitions, this business has grown its sales and expanded its market territories.  During the second quarter, this segment generated revenues of $8.8 million, up from $4.5 million during the second quarter of 2007, reflecting a 95.9% increase.  We will use the IPO proceeds to fund this segment’s working capital needs and general corporate purposes, which may include future acquisitions of businesses.

During the first half of 2008, we completed acquisitions targeted towards expanding and enhancing our solar market, community reach, and media content. These acquisitions were Carlson Solar, Inc., a solar energy integrator located in southern California; the remaining 49.9% ownership interest in Conscious Enlightenment, an on-line and off-line community; and SPRI Products, Inc., a leading marketer of resistance exercise products for the professional health and fitness industry.

Given unsatisfactory results from certain GoodTimes Media brands and the current and projected economic and market conditions, Gaiam evaluated the recoverability of certain assets assuming that additional media and marketing investments would be limited.  As a result of this evaluation, we revised our business plans for these assets and impaired $25.9 million of the GoodTimes media library, LIME goodwill and other intangibles, and related assets at the end of the second quarter of 2008.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	36.8%	35.8%	37.0%	35.8%
Gross profit	63.2%	64.2%	63.0%	64.2%

Expenses:
Selling and operating	58.9%	61.7%	56.1%	58.5%
Corporate, general and administration	5.4%	6.2%	5.3%	5.9%
Other general income and expense	46.7%	—%	21.8%	—%
Total expenses	111.0%	67.9%	83.2%	64.4%

Income (loss) from operations	(47.8)%	(3.7)%	(20.2)%	(0.2)%

Gain from issuance of subsidiary stock	54.6%	—%	25.6%	—%
Interest and other income	0.5%	2.2%	0.6%	2.1%
Income tax expense (benefit)	2.9%	(0.6)%	2.4%	0.7%
Minority interest in net loss of consolidated subsidiaries, net of tax	0.1%	0.2%	0.3%	0.1%
Net income (loss) (1)	4.5%	(0.7)%	3.9%	1.3%

(1)  Excluding the effect of the gain on issuance of subsidiary stock, partially offset by the asset impairment loss and other expenses, net income (loss) was (0.7%) and 1.3% of net revenue for the three and six months ended June 30, 2008, respectively.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net revenue. Net revenue increased $4.9 million, or 9.3%, to $57.2 million during the second quarter of 2008 from $52.4 million during the second quarter of 2007. Net revenue in our direct to consumer segment increased $3.1 million, or 12.0%, to $28.9 million during the second quarter of 2008 from $25.8 million during the first quarter of 2007. This increase in the direct to consumer segment net revenue primarily reflects the success our ecommerce and increased revenues from businesses acquired over the last year, partially offset by declining revenue from catalog prospecting.  Our direct response marketing revenues had only modest growth as a result of increasing media costs per order.    Net revenue in our business segment decreased $2.6 million, or 11.7%, to $19.4 million during the second quarter of 2008 from $22.0 million during the second quarter of 2007.  This decrease primarily reflects the decision in the first quarter of 2008 to shift our international business to licensing arrangements rather than traditional product sales; partially offset by strong sell-through of Gaiam products at retail, and increased revenue from our acquisition of SPRI in the first quarter.  Domestically, revenues for our business segment improved nearly 54%.  Net revenue in our solar segment increased $4.3 million, or 95.9%, to $8.8 million during the second quarter of 2008 from $4.5 million during the second quarter of 2007, primarily reflecting the acquisition of Marin Solar in the fourth quarter of 2007 and Carlson Solar in the first quarter of 2008.

Gross profit. Gross profit increased $2.5 million, or 7.5%, to $36.2 million during the second quarter of 2008 from $33.6 million during the second quarter of 2007. As a percentage of net revenue, gross profit decreased to 63.2% during the second quarter of 2008 from 64.2% during the second quarter of 2007. The decrease in gross margin primarily reflects increased revenues in our solar business which produces lower margins, higher transportation costs, the devaluation of the U.S. dollar, and the successful launch of our category management program in retail. Excluding the solar business, even after the absorption of the transportation and U.S. dollar impacts mentioned above, our gross margin increased to 69.3% from 66.6% a year ago.

Selling and operating expenses. Selling and operating expenses increased $1.4 million, or 4.4%, to $33.7 million during the second quarter of 2008 from $32.3 million during the second quarter of 2007, resulting primarily from increased sales and investments made in community, branding, personnel, advertising, and marketing programs.  As a percentage of net revenue, selling and operating expenses decreased to 58.9% during the second quarter of 2008 from 61.7% during the second quarter of 2007, primarily reflecting the leveraging of our infrastructure against higher revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 5.1%, to $3.1 million during the second quarter of 2008 from $3.3 million during the second quarter of 2007.  As of percentage of net revenue, corporate, general and administration expenses decreased to 5.4% during the second quarter of 2008 from 6.2% during the second quarter of 2007, primarily reflecting the continued focus on leveraging corporate resources.

Other general income and expense. Other general income and expense was $26.7 million during the second quarter of 2008 and primarily was comprised of an impairment loss, incremental operating expenses related to the consummation of the Real Goods initial public offering, and costs associated with relocating and consolidating our Colorado and New York offices, partially offset by the recovery in value of a loan receivable.

Gain from issuance of subsidiary stock.  Gain from issuance of subsidiary stock was $31.3 million during the second quarter of 2008 and represented the increase in carrying value of our investment in Real Goods as a resulting of Real Goods’ issuance of new stock.

Interest and other income. Interest and other income decreased $0.9 million to $0.3 million during the second quarter of 2008 from $1.1 million during the second quarter of 2007.  As a percentage of net revenue, other income deceased to 0.5% during the second quarter of 2008 from 2.2% during the second quarter of 2007. The decrease reflects lower interest earnings as we used cash to acquire assets and repurchase 1.3 million shares of our Class A common stock at an average price of $14.75 per share, and the decline of average interest rates received on our cash investments from 5.16% as of June 30, 2007 to 2.37% at June 30, 2008.

Minority interest in net loss of consolidated subsidiaries, net of income taxes. Minority interest in net loss of consolidated subsidiaries, net of income taxes, decreased by $78,000 to $50,000 during the second quarter of 2008 from $128,000 during the second quarter of 2007.

Net income.  As a result of the above factors, net income increased $2.9 million to $2.6 million during the second quarter of 2008 from a loss of $346,000 during the second quarter of 2007. Net income per share increased to $0.10 per share during the second quarter of 2008 from a loss of $0.01 per share during the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net revenue. Net revenue increased $11.6 million, or 10.4%, to $122.4 million during the first half of 2008 from $110.8 million during the first half of 2007. Net revenue in our direct to consumer segment increased $5.6 million, or 10.1%, to $61.2 million during the first half of 2008 from $55.5 million during the first half of 2007. This increase in the direct to consumer segment net revenue primarily reflects the success our ecommerce and increased revenues from businesses acquired over the last year, partially offset by declining revenue from catalog prospecting.  Our direct response marketing revenues had only modest growth as a result of increasing media costs per order.  Net revenue in our business segment decreased $0.6 million, or 1.2%, to $45.8 million during the first half of 2008 from $46.4 million during the first half of 2007, primarily reflecting our lower recognized international revenue due to our strategy change to operate our international markets as licensing arrangements rather than product sales, partially offset by our continued success in distributing our products to approximately 72,000 retail doors in the U.S. and increased revenue from our acquisition of SPRI in the first quarter.  Net revenue in our solar segment increased $6.5 million, or 73.6%, to $15.4 million during the first half of 2008 from $8.9 million during the first half of 2007, primarily due to the acquisition of Marin Solar in the fourth quarter of 2007 and Carlson Solar in the first quarter of 2008.

Gross profit. Gross profit increased $6.0 million, or 8.5%, to $77.1 million during the first half of 2008 from $71.1 million during the first half of 2007. As a percentage of net revenue, gross profit decreased to 63.0% during the first half of 2008 from 64.2% during the first half of 2007. The decrease in gross margin primarily reflects increased revenues in our solar operations which produce lower margins, higher transportation costs, the devaluation of the U.S. dollar, and the successful launch of our category management program in retail. Excluding the solar business, even after the absorption of the transportation and U.S. dollar impacts mentioned above, our gross margin increased to 67.9%.

Selling and operating expenses. Selling and operating expenses increased $3.7 million, or 5.8%, to $68.6 million during the first half of 2008 from $64.9 million during the first half of 2007, resulting primarily from increased sales and investments made in community, branding, personnel, advertising, and marketing programs.  As a percentage of net revenue, selling and operating expenses decreased to 56.1% during the first half of 2008 from 58.5% during the first half of 2007, primarily reflecting the leveraging of our infrastructure against higher revenues and acquired businesses.

Corporate, general and administration expenses. Corporate, general and administration expenses remained consistent at $6.5 million during the first half of 2008 and 2007.  As of percentage of net revenue, corporate, general and administration expenses decreased to 5.3% during the first half of 2008 from 5.9% during the first half of 2007, primarily reflecting the continued focus on leveraging corporate resources.

Other general income and expense. Other general income and expense was $26.7 million during the first half of 2008 and primarily was comprised of an impairment loss, incremental operating expenses related to the consummation of the Real Goods initial public offering, and costs associated with relocating and consolidating our Colorado and New York offices, partially offset by the recovery in value of a loan receivable.

Gain from issuance of subsidiary stock.  Gain from issuance of subsidiary stock was $31.3 million during the first half of 2008 and represented the increase in carrying value of our investment in Real Goods as a resulting of Real Goods’ issuance of new stock.

Interest and other income. Interest and other income decreased $1.6 million to $0.7 million during the first half of 2008 from $2.3 million during the first half of 2007.  As a percentage of net revenue, other income deceased to 0.6% during the first half of 2008 from 2.1% during the first half of 2007. The decrease reflects lower interest earnings as we used cash to acquire businesses and assets and repurchase 1.3 million shares of our Class A common stock at an average price of $14.75 per share, and the decline of average interest rates received on our cash investments from 5.16% as of June 30, 2007 to 2.37% at June 30, 2008.

Minority interest in net loss of consolidated subsidiaries, net of income taxes. Minority interest in net loss of consolidated subsidiaries, net of income taxes, increased by $0.2 million to $0.4 million during the first half of 2008 from $0.2 million during the first half of 2007.

Net income.  As a result of the above factors, net income increased $3.4 million to $4.8 million during the first half of 2008 from $1.4 million during the first half of 2007. Net income per share increased to $0.19 per share during the first half of 2008 from $0.06 per share during the first half of 2007.

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

We have a revolving line of credit agreement with a financial institution that expires on October 22, 2009.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At June 30, 2008, we had no amounts outstanding under this agreement; however, $1.6 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2008	2007
Net cash (used in) provided by:
Operating activities	$(3,429)	$16,423
Investing activities	(31,468)	633
Financing activities	31,576	(32,889)
Effects of exchange rates on cash and cash equivalents	(13)	109
Net decrease in cash and cash equivalents	$(3,334)	$(15,724)

Operating activities. Our operating activities used net cash of $3.4 million during the first half of 2008 and provided net cash of $16.4 million during the first half of 2007. Our net cash used in operating activities during the first half of 2008 was primarily attributable to noncash gain from the issuance of Real Goods stock of $31.3 million, decreased accounts payable and accrued liabilities of $12.9 million, prepaid income taxes and other current assets of $3.4 million, and deferred advertising costs of $1.2 million, partially offset by the noncash impairment loss of $25.9 million, other noncash adjustments to net income of $8.1 million, net income of $4.8 million, and reductions in accounts receivable and inventory of $4.1 million and $2.5 million, respectively. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments and our decision to lower accounts payable as interest rates declined.  Our net cash provided by operating activities during the first half of 2007 was primarily attributable to improved accounts receivable collections of $16.8 million, noncash adjustments to net income of $7.6 million, and net income of $1.4 million, partially offset by the use of funds to reduce accounts payable by $8.1 million and other net uses of $1.3 million.

Investing activities. Our investing activities used net cash of $31.5 million during the first half of 2008 and provided net cash of $0.6 million during the first half of 2007. The net cash used in investing activities during the first half of 2008 was used primarily to acquire our new corporate headquarters property, businesses, equipment and other investments for $27.3 million and purchase media for $4.2 million. Our net cash provided by our investing activities during the first half of 2007 primarily resulted from the sale of our LIME investment for $1.4 million and prepayment of the Alps promissory note principle and interest for $2.4 million, partially offset by cash used for the purchase of property, equipment, investments, and media rights for $3.2 million.

Financing activities. Our financing activities provided net cash of $31.6 million during the first half of 2008 and used net cash of $32.9 million during the first half of 2007. Our net cash provided by financing activities during the first half of 2008 primarily reflects net proceeds from Real Goods IPO of $48.2 million and issuances of our common stock and related tax benefits of $1.5 million, partially offset by the use of fund to repurchase approximately 1.2 million shares of our Class A common stock for $18.1 million. We used net cash in our financing activities during the first half of 2007 primarily to repurchase 2.5 million shares of our Class A common stock.

On November 8, 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock.  During the first half of 2008, 221,152 of these shares had been issued to acquire business ownership interests.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to long-term debt, capital lease, or purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$9,716	$2,621	$3,273	$2,045	$1,777

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of June 30, 2008, our chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A. Risk Factors

No material changes.

Item 2.    Sales of Unregistered Securities and Use of Proceeds

We had no sales of unregistered securities during the quarter ended June 30, 2008.

We purchased shares of our Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
5/15/2008 (1)	6,400	$15.6840	—	—
5/16/2008 (1)	29,200	$15.3609	—	—
5/19/2008 (1)	15,300	$15.4075	—	—
5/20/2008 (1)	59,000	$14.8289	—	—
5/21/2008 (1)	65,300	$14.4340	—	—
5/22/2008 (1)	250,000	$15.3500	—	—
5/23/2008 (1)	65,000	$15.1257	—	—
5/27/2008 (1)	22,443	$15.4513	—	—
5/28/2008 (1)	45,139	$15.3757	—	—
6/2/2008 (1)	50,000	$14.7460	—	—
6/6/2008 (1)	69,565	$14.0171	—	—
6/9/2008 (1)	275,000	$14.0000	—	—
6/10/2008 (1)	74,500	$12.9410	—	—
6/11/2008 (1)	74,441	$12.4259	—	—
6/26/2008 (1)	41,700	$13.9542	—	—
6/30/2008 (1)	16,300	$13.6022	—	—

(1)   We repurchased these shares of our Class A common stock in the open market.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 3, 2008, Gaiam held an annual meeting of shareholders. The shareholders elected seven directors to serve until the next annual meeting of shareholders to be held in 2009 or until their successors are duly elected and qualified. The results of this vote follow:

Jirka Rysavy	For:	67,860,598	Withheld:	1,992,014
Lynn Powers	For:	67,865,916	Withheld:	1,986,696
James Argyropoulos	For:	67,652,840	Withheld:	2,199,772
Barnet M. Feinblum	For:	66,340,648	Withheld:	3,511,964
Barbara Mowry	For:	67,652,318	Withheld:	2,200,294
Paul H. Ray	For:	69,735,198	Withheld:	117,414

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
August 11, 2008

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(principal accounting officer)