Form 10-Q
period 2008-09-30
GAIAM, INC
filed 2008-11-10
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2008
Class A Common Stock ($.0001 par value)	18,625,855
Class B Common Stock ($.0001 par value)	5,400,000

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

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2008, the interim results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These interim statements have not been audited. The balance sheet as of December 31, 2007 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2007.

GAIAM, INC.

Condensed consolidated balance sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,317	$66,258
Accounts receivable, net	26,641	30,157
Inventory, less allowances	32,950	29,839
Deferred advertising costs	3,475	3,602
Deferred tax assets	12,837	6,005
Other current assets	7,223	5,205
Total current assets	133,443	141,066

Property and equipment, net	25,635	9,509
Media library, net	12,086	37,566
Deferred tax assets, net	978	4,057
Goodwill and other intangibles, net	52,197	44,410
Notes receivable and other assets	3,401	4,104
Total assets	$227,740	$240,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,645	$23,620
Accrued liabilities	5,999	10,631
Total current liabilities	24,644	34,251

Minority interest	19,432	6,073

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 18,625,855 and 19,553,631 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	163,541	174,046
Accumulated other comprehensive income	93	991
Retained earnings	20,027	25,348
Total shareholders’ equity	183,664	200,388
Total liabilities and shareholders’ equity	$227,740	$240,712

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net revenue	$60,285	$70,318	$182,675	$181,137
Cost of goods sold	26,440	24,174	71,699	63,886
Gross profit	33,845	46,144	110,976	117,251

Expenses:
Selling and operating	34,049	38,634	102,686	103,533
Corporate, general and administration	3,126	3,314	9,601	9,824
Other general income and expense	13,947	—	40,655	—
Total expenses	51,122	41,948	152,942	113,357

Income (loss) from operations	(17,277)	4,196	(41,966)	3,894

Gain from issuance of subsidiary stock	98	—	31,368	—
Interest and other income	257	1,028	995	3,375

Income (loss) before income taxes and minority interest	(16,922)	5,224	(9,603)	7,269

Income tax expense (benefit)	(6,922)	2,060	(4,031)	2,868
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(115)	(246)	251	(77)
Net income (loss)	$(10,115)	$2,918	$(5,321)	$4,324

Net income (loss) per share:
Basic	$(0.42)	$0.12	$(0.22)	$0.17
Diluted	$(0.42)	$0.12	$(0.22)	$0.17
Shares used in computing net income (loss) per share:
Basic	24,020	24,705	24,611	25,000
Diluted	24,020	24,970	24,611	25,222

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2008	2007
	(unaudited)
Operating activities
Net income (loss)	$(5,321)	$4,324
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	2,373	1,395
Amortization	4,601	7,215
Minority interest in consolidated subsidiaries, net of tax	(251)	77
Net (gain) loss on investments and property	(579)	138
Share-based compensation expense	1,063	832
Noncurrent deferred income tax expense (benefit)	(8,115)	677
Gain on issuance of subsidiary stock, net of tax	(19,254)	—
Impairment loss	37,785	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	4,637	13,233
Inventory, net	(1,976)	(3,097)
Deferred advertising costs	(2,368)	(2,256)
Current income tax receivable	(12,109)	—
Other current assets	1,438	(1,757)
Accounts payable	(7,232)	(2,983)
Accrued liabilities	(4,549)	2,773
Net cash (used in) provided by operating activities	(9,857)	20,571

Investing activities
Purchase of property, equipment and media rights	(26,285)	(5,133)
Purchase of acquisitions, net of cash acquired	(10,029)	(10,801)
Disposition of investments, net	(1,381)	3,871
Net cash used in investing activities	(37,695)	(12,063)

Financing activities
Proceeds from Real Goods stock issuances, net	48,154	—
Repurchase of Class A common stock, net	(18,086)	(32,907)
Proceeds from issuance of common stock	1,556	753
Net cash provided by (used in) financing activities	31,624	(32,154)

Effects of exchange rates on cash and cash equivalents	(13)	335

Net change in cash and cash equivalents	(15,941)	(23,311)
Cash and cash equivalents at beginning of period	66,258	104,876
Cash and cash equivalents at end of period	$50,317	$81,565

Supplemental cash flow information
Interest paid	$42	$—
Income taxes paid	$2,902	$3,042
Common stock issued for acquisitions	$7,281	$491

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

2.  Significant Accounting Policies

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2008, except for the adoption of Financial Accounting Standards Board, or FASB, Statement No. 157, Fair Value Measurement and the adoption of Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, whereby we elected the income statement approach for the recognition of gains and losses resulting from the issuance of subsidiary stock.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The implementation of SFAS 157 did not have a material impact on our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2008.

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

3.              Property and Equipment

On April 3, 2008, we purchased land, an office building, and improvements located in Colorado for a total cost of approximately $15.7 million in cash. We consolidated our Colorado operations to this property during the second and third quarters of 2008 upon expiration of our existing facility leases.

4.              Impairment of Assets

As a result of changes in the retail business climate, we impaired a portion of our acquired media libraries, LIME goodwill and other intangibles, tangible assets primarily related to web site development, and related assets during the nine months ended September 30, 2008.  These noncash, tax deductible impairments reduced the business and direct to consumer total assets by $33.7 million and $4.1 million, respectively.  We determined the estimated fair value of these asset groups using various valuation techniques, such as estimated future sales, internal budgets and projections, and judgment about existing brand potential.  The resulting impairment losses of $11.9 million and $37.8 million are reported in other general income and expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2008, respectively.

5.              Shareholders’ Equity

During the nine months ended September 30, 2008, we issued a total of 2,800 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2007 and 2008; issued 221,152 shares of our Class A common stock as part of the consideration to acquire the remaining and controlling ownership interests in two businesses (see Note 10, Mergers and Acquisitions); and issued 133,360 shares of our Class A common stock upon exercise of options under our 1999 Long-Term Incentive Plan, including 110,000 shares exercised and held by our President.

Additionally, during the nine months of 2008, we repurchased 1,285,088 shares of our Class A common stock for a total cost of $19.0 million.  See also Note 10, Mergers and Acquisitions.  We recorded these repurchases of our shares in accordance with the cost method of accounting for treasury stock.  Since we have not yet decided the ultimate disposition of the re-acquired shares, their combined cost is reflected in the condensed consolidated balance sheet at September 30, 2008 as a $19.0 million reduction to additional paid-in capital.

During the nine months ended September 30, 2008, our subsidiary, Real Goods Solar, Inc. (“Real Goods”), completed an initial public offering (“IPO”) of 5.5 million shares resulting in net proceeds of $48.2 million to Real Goods, issued 280,000 shares valued at $1.9 million to acquire a minority interest in one of its subsidiaries and issued 47,423 shares valued at $0.3 million as partial consideration to acquire 100% ownership of a business (see Note 10, Mergers and Acquisitions), issued an additional 13,448 shares valued at $87,000, and made other non-stock related equity transactions, for a net gain of $32.1 million to us.  Following these transactions we owned 63.1% of Real Goods.  The portion of our gain resulting from Real Goods selling new shares, $31.4 million, is reflected in gain from issuance of subsidiary stock on our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and has been tax affected.  The remaining net gain resulting from other Real Goods non-stock related equity transactions, which was not tax affected, is recorded as an increase to additional paid-in capital on our condensed consolidated balance sheet at September 30, 2008.

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

6.               Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments, net of income taxes. Comprehensive income (loss), net of related tax effects, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007

Net income (loss)	$(10,115)	$2,918	$(5,321)	$4,324
Foreign currency translation adjustment, net of reclassification and related tax	—	174	(898)	258
Comprehensive income (loss), net of taxes	$(10,115)	$3,092	$(6,219)	$4,582

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

7.               Share-Based Payments

During the nine months ended September 30, 2008, we granted 170,500 stock options to employees and cancelled 22,020 stock options. Total share-based compensation recognized was $0.4 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and $1.1 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

8.               Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of options. We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded from the computation of diluted net income (loss) per share common equivalent shares of 715,000 and 152,000 for the three months ended September 30, 2008 and 2007, respectively, and 482,000 and 391,000 for the nine months ended September 30, 2008 and 2007, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Numerator for basic and diluted net income (loss) per share	$(10,115)	$2,918	$(5,321)	$4,324
Denominator:
Weighted average shares for basic net income (loss) per share	24,020	24,705	24,611	25,000
Effect of dilutive securities:
Weighted average of common stock and stock options	—	265	—	222
Denominators for diluted net income (loss) per share	24,020	24,970	24,611	25,222

Net income (loss) per share – basic	$(0.42)	$0.12	$(0.22)	$0.17
Net income (loss) per share – diluted	$(0.42)	$0.12	$(0.22)	$0.17

9.               Segment Information

We manage our business and aggregate our operational and financial information in accordance with three reportable segments. The direct to consumer segment contains direct response marketing programs, catalogs, Internet, and subscription community sales channels, the business segment comprises retailers, media and corporate account channels, and the solar segment reflects solar energy businesses.

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net sales, less cost of goods sold and direct expenses.  Prior period amounts have been restated to reflect the addition of our solar reporting segment.

Financial information for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net revenue:
Direct to consumer	$34,231	$35,960	$95,383	$91,499
Business	16,514	30,079	62,343	76,481
Solar	9,540	4,279	24,949	13,157
Consolidated net revenue	60,285	70,318	182,675	181,137
Contribution margin (loss):
Direct to consumer	(6,155)	776	(10,799)	(2,200)
Business	(10,447)	3,626	(29,871)	5,953
Solar	(675)	(206)	(1,296)	141
Consolidated contribution margin (loss)	(17,277)	4,196	(41,966)	3,894
Reconciliation of contribution margin (loss) to net income (loss):
Gain from issuance of subsidiary stock	98	—	31,368	—
Interest and other income	257	1,028	995	3,375
Income tax expense (benefit)	(6,922)	2,060	(4,031)	2,868
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(115)	(246)	251	(77)
Net income (loss)	$(10,115)	$2,918	$(5,321)	$4,324

Our business segment includes international revenues in 2007 which amounted to $13.3 million in the third quarter and $28.5 million for the nine months.  In the first quarter of 2008, we made the decision to shift our international business to license arrangements rather than traditional product sales.  Excluding international revenues, which were affected by this transition, the business segment revenue decreased 4.3% for the third quarter of 2008 and increased 21.6% for the nine months ended September 30, 2008.

Our contribution margin includes other general income and expense of $11.9 million for the three months and $37.8 million for the nine months ended September 30, 2008 reflecting a non-cash, tax-deductable impairment charge related to our acquired media libraries, web site development costs, and related assets. These charges impacted the direct to consumer segment by $3.2 million and $4.1 million for the three and nine months ended September 30, 2008, respectively, and the business segment by $8.7 million and $33.7 million for the three and nine months ended September 30, 2008, respectively.

Our goodwill balance of $50.4 million at September 30, 2008 was allocated $16.8 million, $19.9 million, and $13.7 million to the direct to consumer, business, and solar segments, respectively.  Our balance of $42.9 million at December 31, 2007 was allocated $16.0 million, $21.0 million, and $5.9 million to the direct to consumer, business, and solar segments, respectively.

10.            Mergers and Acquisitions

During the first quarter of 2008, Real Goods’ subsidiary, Real Goods Carlson, Inc., acquired certain assets of Carlson Solar, Inc., and we acquired 100% ownership interest of SPRI Products, Inc. and the remaining 49.9% ownership interest of Conscious Enlightenment.  On May 23, 2008, Real Goods exchanged 280,000 shares of its Class A common stock for Real Goods’ current President’s 11.6% ownership in Real Goods Carlson, Inc.  Consideration paid for the minority interest of Real Goods Carlson was the same relative fair value as the equity received.  The assets acquired from Carlson Solar were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination.  During the third quarter of 2008, Real Goods acquired 100% ownership of Independent Energy Systems.  The total cost of these business acquisitions was $18.8 million, including direct acquisition costs, consisting of $10.8 million in cash, $5.1 million in our Class A common stock, $2.2 million in Real Goods Class A common stock, and $0.7 million in assumed liabilities. For these acquisitions, we have preliminarily recognized $7.7 million, $6.4 million, and $1.1 million of solar, business, and direct to consumer segment goodwill, respectively, of which $2.5 million is expected to be deductible for tax purposes, and $1.2 million of intangibles subject to amortization (50 month weighted-average useful life).  The marketing related intangibles were $1.0 million (48 month weighted-average useful life) and the customer related intangibles were $0.2 million (60 month weighted-average useful life).

Also during the quarter ended March 31, 2008, we sold our investment in the non-LOHAS business newspapers that were acquired as part of a previous acquisition and sold our 51% ownership interest in Gaiam Limited, our UK subsidiary.  We received 50,000 shares of Gaiam Class A common stock, valued at $0.9 million, as part of the consideration for our UK subsidiary.

In 2007, we acquired varying amounts of controlling ownership interest in several entities. Three of the acquisitions call for additional consideration, payable in cash or shares of our Class A common stock (up to a maximum of 50,000 shares), contingent upon the achievement of a certain membership threshold within the next two years or our sale of the acquired business or its assets, the amount of revenue generated from certain potential customers and the collection of certain rebates, or the attaining of a certain level of pre-tax profits in our community business over its first twelve months of operations.  At the time any of this contingent consideration can be estimated beyond a reasonable doubt, we will recognize it as additional purchase price and allocate it to goodwill and other intangibles, as appropriate.

We are finalizing our assessment of the estimated fair value of the net assets acquired during the fourth quarter of 2007 and to date in 2008 and, thus, the amount of goodwill and other intangibles previously recorded is subject to refinement. We have included results from operations of these acquired companies in our condensed consolidated financial statements from their respective effective acquisition dates.

11.            Income Taxes

During the nine months ended September 30, 2008, we recognized an increase in our deferred tax assets of $15.9 million, primarily reflecting the financial impairment of certain assets (see Note 4, Impairment of Assets), partially offset by a deferred tax liability of approximately $12.1 million on a financial gain from the issuance of Real Goods stock (see Note 5, Shareholders’ Equity).  The impairment charge accelerates approximately $5.5 million of tax receivables in the third quarter, bringing our total tax refund and benefit to over $12 million, which we expect to receive in early 2009.

12.       Subsequent Events

Effective October 1, 2008, through mergers, Real Goods acquired Regrid Power, Inc. (“Regrid Power”), a northern California private designer and installer of residential and commercial solar electric systems.  Pursuant to the merger agreement, Real Goods’ subsidiary acquired all of the outstanding shares of Regrid Power for an aggregate of $3.8 million in cash and 2,047,256 shares of Real Goods’ Class A common stock, plus the assumption of certain liabilities, subject to post closing adjustments.  The total share consideration could be increased up to a maximum of 800,000 shares of Real Goods Solar stock, based on Regrid Power’s revenue and earnings performance over the next 12 months, but in no event more than one times trailing twelve months revenues.

Item 2.                                   Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This section is designed to provide information that will assist in understanding our condensed consolidated financial statements, changes in certain items in those statements from period to period, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the condensed consolidated financial statements.

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

Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. We market our products and services across three segments: business, direct to consumer, and solar. We distribute the majority of our products in our business and direct to consumer segments from our fulfillment center or drop-ship products directly to customers.  We also utilize a third party replication and fulfillment center for media distribution in our business segment.

Our business segment sells directly to retailers, with our products available in approximately 73,000 retail doors in the United States. During the third quarter of 2008, this segment generated revenues of $16.5 million, down from $30.1 million during the third quarter of 2007. Excluding international revenues, which were affected by the transition from product sales to licensing arrangements, the business segment revenue decrease for the quarter was approximately 4.3%. During the quarter we expanded our store-within-store presence to over 9,000 lifestyle presentations, up from 6,500 at the end of September 2007, which are custom fixtures that we design.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing online and off-line community, and customer feedback on us and the LOHAS industry’s focus and future. During the third quarter of 2008, this segment generated revenues of $34.2 million, down from $36.0 million during the third quarter of 2007.  This decrease reflects planned lower catalog circulation and direct response marketing, and the overall economic environment.

During May 2008, our solar energy business consummated an initial public offering and has since been managed as a separate segment.  Through recent acquisitions, this business has grown its sales and expanded its market territories.  During the third quarter of 2008, this segment generated revenues of $10.3 million, up from $4.3 million during the third quarter of 2007.  We have and will continue to use the IPO proceeds to fund this segment’s working capital needs and general corporate purposes, which may include future acquisitions of businesses.

During the nine months ended September 30, 2008, we completed acquisitions targeted towards expanding and enhancing our solar market, community reach, and media content. The solar acquisitions were Carlson Solar, Inc. and Independent Energy Systems, Inc., solar energy integrators located in southern and northern California, respectively.  We also purchased the remaining 49.9% ownership interest in Conscious Enlightenment, an on-line and off-line community and SPRI Products, Inc., a leading marketer of resistance exercise products for the professional health and fitness industry.

Given the current and projected economic and market conditions, we evaluated the recoverability of certain assets assuming that additional media and marketing investments would be limited.  As a result of this evaluation, we revised our business plans for these assets and impaired $37.8 million of the acquired media libraries, LIME goodwill and other intangibles, tangible assets primarily related to web site development, certain deferred advertising costs, and related assets during the second and third quarters of 2008.

We believe our growth will be driven by information, media content, products, and community delivered to the consumer via Internet, retailers, international licensing, electronic downloads and subscription systems. We have increased our focus on our media content creation and distribution, which strategically provides increased branding opportunities, higher operating contribution and greater mainstream penetration.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.9%	34.4%	39.2%	35.3%
Gross profit	56.1%	65.6%	60.8%	64.7%

Expenses:
Selling and operating	56.5%	55.0%	56.2%	57.2%
Corporate, general and administration	5.2%	4.7%	5.3%	5.4%
Other general income and expense	23.1%	—%	22.2%	—%
Total expenses	84.8%	59.7%	83.7%	62.6%

Income (loss) from operations	(28.7)%	5.9%	(22.9)%	2.1%

Gain from issuance of subsidiary stock	0.2%	—%	17.2%	—%
Interest and other income	0.4%	1.5%	0.5%	1.9%
Income tax expense (benefit)	(11.5)%	2.9%	(2.2)%	1.6%
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	(0.2)%	(0.4)%	0.1%	0.0%
Net income (loss)	(16.8)%	4.1%	(2.9)%	2.4%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net revenue. Net revenue decreased $10.0 million, or 14.3%, to $60.3 million during the third quarter of 2008 from $70.3 million during the third quarter of 2007.  Excluding international revenues, which were affected by the transition from product sales to licensing arrangements, the revenue growth for the quarter was approximately 2%.  Net revenue in our direct to consumer segment decreased $1.7 million to $34.2 million during the third quarter of 2008 from $36.0 million during the third quarter of 2007. This decrease in the direct to consumer segment net revenue primarily reflects decreased catalog prospecting, lower response rates from our first holiday catalog drop which coincided with weather related impacts of hurricane Ike, and overall slower consumer spending.  Net revenue in our business segment decreased $13.6 million to $16.5 million during the third quarter of 2008 from $30.1 million during the third quarter of 2007.  This decrease primarily reflects the decision in the first quarter of 2008 to shift our international business to licensing arrangements rather than traditional product sales and precautionary holiday buying trends from our retailers.  Net revenue in our solar segment increased $6.1 million to $10.3 million during the third quarter of 2008 from $4.3 million during the third quarter of 2007, primarily reflecting the acquisitions of Marin Solar in the fourth quarter of 2007, Carlson Solar in the first quarter of 2008, and Independent Energy Systems in the third quarter of 2008.

Gross profit. Gross profit decreased $12.3 million, or 26.7%, to $33.8 million during the third quarter of 2008 from $46.1 million during the third quarter of 2007. As a percentage of net revenue, gross profit decreased to 56.1% during the third quarter of 2008 from 65.6% during the third quarter of 2007. The change in gross margin reflects our investment in the lower margin solar business and additional store within store presentations.  The margin was also impacted by the decision to expand our distribution footprint by maintaining retail prices while absorbing cost increases from higher freight charges and the dollar decline. Our strategy to aggressively pursue store-within-store and media category management expansion will continue to impact the margin through fourth quarter.

Selling and operating expenses. Selling and operating expenses decreased $4.6 million, or 11.9%, to $34.0 million during the third quarter of 2008 from $38.6 million during the third quarter of 2007, primarily from reduced catalog circulation, payroll and incentive reductions, and synergies realized from business acquisition integrations.  As a percentage of net revenue, selling and operating expenses increased to 56.5% during the third quarter of 2008 from 55.0% during the third quarter of 2007.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 5.7%, to $3.1 million during the third quarter of 2008 from $3.3 million during the third quarter of 2007.  As of percentage of net revenue, corporate, general and administration expenses increased to 5.2% during the third quarter of 2008 from 4.7% during the third quarter of 2007, primarily reflecting lower revenues.

Other general income and expense. Other general income and expense was $13.9 million during the third quarter of 2008 and was comprised of impairments of our acquired media libraries, tangible assets primarily related to web site development, and related assets, as well as expected losses on future contractual commitments and reduction in force costs.

Interest and other income. Interest and other income decreased $0.8 million to $0.3 million during the third quarter of 2008 from $1.0 million during the third quarter of 2007.  The decrease reflects lower interest earnings as we used cash to fund our operations, acquire businesses and assets, and repurchase 1.3 million shares of our Class A common stock for $19.0 million, and the decline of average interest rates received on our cash investments from 5.24% as of September 30, 2007 to 2.65% at September 30, 2008.

Minority interest in net income of consolidated subsidiaries, net of income taxes. Minority interest in net income of consolidated subsidiaries, net of income taxes, decreased to $0.1 million during the third quarter of 2008 from $0.2 million during the third quarter of 2007.

Net income.  As a result of the above factors, net income decreased $13.0 million to a net loss of $10.1 million during the third quarter of 2008 from net income of $2.9 million during the third quarter of 2007. Net income per share decreased to a loss of $0.42 per share during the third quarter of 2008 from net income of $0.12 per share during the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenue. Net revenue increased $1.5 million, or 0.8%, to $182.7 million during the nine months ended September 30, 2008 from $181.1 million during the nine months ended September 30, 2007. Net revenue in our direct to consumer segment increased $3.9 million to $95.4 million during the nine months ended September 30, 2008 from $91.5 million during the nine months ended September 30, 2007. This increase in the direct to consumer segment net revenue primarily reflects the success of our ecommerce and increased revenues from businesses acquired, partially offset by declining revenue from catalog prospecting and overall slower consumer spending.    Net revenue in our business segment decreased $14.1 million to $62.3 million during the nine months ended September 30, 2008 from $76.5 million during the nine months ended September 30, 2007, primarily reflecting lower international product sales, which includes the shift to licensing arrangements and the disposition of our UK operations. Net revenue in our solar segment increased $12.6 million to $25.7 million during the nine months ended September 30, 2008 from $13.2 million during the nine months ended September 30, 2007, primarily due to the acquisition of Marin Solar in the fourth quarter of 2007, Carlson Solar in the first quarter of 2008, and Independent Energy Systems in the third quarter of 2008.

Gross profit. Gross profit decreased $6.3 million, or 5.4%, to $111.0 million during the nine months ended September 30, 2008 from $117.3 million during the nine months ended September 30, 2007. As a percentage of net revenue, gross profit decreased to 60.8% during the nine months ended September 30, 2008 from 64.7% during the nine months ended September 30, 2007.  The change in gross margin primarily reflects our investment in the lower margin solar business and additional store within store presentations.  The margin was also impacted by the decision to expand our distribution footprint by maintaining retail prices while absorbing cost increases from higher freight charges and the dollar decline.

Selling and operating expenses. Selling and operating expenses decreased $0.8 million, or 0.8%, to $102.7 million during the nine months ended September 30, 2008 from $103.5 million during the nine months ended September 30, 2007, resulting primarily from reduced catalog circulation, lower payroll incentives, and business dispositions in the first quarter of 2008, partially offset by investments made in community, advertising, and marketing programs.  As a percentage of net revenue, selling and operating expenses decreased to 56.2% during the nine months ended September 30, 2008 from 57.2% during the nine months ended September 30, 2007.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 2.3%, to $9.6 million during the nine months ended September 30, 2008 from $9.8 million during the nine months ended September 30, 2007.  As of percentage of net revenue, corporate, general and administration expenses decreased to 5.3% during the nine months ended September 30, 2008 from 5.4% during the nine months ended September 30, 2007, primarily reflecting the continued focus on leveraging corporate resources across all segments.

Other general income and expense. Other general income and expense was $40.7 million during the nine months ended September 30, 2008 and was comprised of impairments of our media library, LIME goodwill and other intangibles, tangible assets primarily related to web site development, certain deferred advertising costs, and related assets, as well as incremental operating expenses related to the consummation of the Real Goods initial public offering, expected losses on future contractual commitments, and reduction in force costs, partially offset by the recovery in value of a loan receivable.

Gain from issuance of subsidiary stock.  Gain from issuance of subsidiary stock was $31.4 million during the nine months ended September 30, 2008 and represented the increase in carrying value of our investment in Real Goods as a result of their issuance of new stock.

Interest and other income. Interest and other income decreased $2.4 million to $1.0 million during the nine months ended September 30, 2008 from $3.4 million during the nine months ended September 30, 2007.  The decrease reflects lower interest earnings as we used cash to fund our operations, acquire businesses and assets and repurchase 1.3 million shares of our Class A common stock for $19.0 million, and the decline of average interest rates received on our cash investments from 5.24% as of September 30, 2007 to 2.65% at September 30, 2008.

Minority interest in net (income) loss of consolidated subsidiaries, net of income taxes. Minority interest in net loss of consolidated subsidiaries, net of income taxes, increased to $0.3 million during the nine months ended September 30, 2008 from minority interest net income of $0.1 million during the nine months ended September 30, 2007.

Net income.  As a result of the above factors, net income decreased $9.6 million to a net loss of $5.3 million during the nine months ended September 30, 2008 from net income of $4.3 million during the nine months ended September 30, 2007. Net income per share decreased to a net loss of $0.22 per share during the nine months ended September 30, 2008 from net income of $0.17 per share during the nine months ended September 30, 2007.

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

We have a revolving line of credit agreement with a financial institution that expires on October 22, 2009.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At September 30, 2008, we had no amounts outstanding under this agreement; however, $1.2 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2008	2007
Net cash (used in) provided by:
Operating activities	$(9,857)	$20,571
Investing activities	(37,695)	(12,063)
Financing activities	31,624	(32,154)
Effects of exchange rates on cash and cash equivalents	(13)	335
Net decrease in cash and cash equivalents	$(15,941)	$(23,311)

Operating activities. Our operating activities used net cash of $9.9 million during the nine months ended September 30, 2008 and provided net cash of $20.6 million during the nine months ended September 30, 2007. Our net cash used in operating activities during the nine months ended September 30, 2008 was primarily attributable to decreased accounts payable and accrued liabilities of $11.8 million, a net loss of $5.3 million, increased current tax receivable of $12.1 million, and increased deferred advertising costs and inventory of $2.4 million and $2.0 million, respectively, partially offset by the noncash adjustments to the net loss of $17.6 million and reductions in accounts receivable of $4.6 million. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments and our decision to lower accounts payable as interest rates declined.  Our net cash provided by operating activities during the nine months ended September 30, 2007 was primarily attributable to cash provided from net income of $4.3 million, noncash adjustments to net income of $10.3 million, and improved accounts receivable collections of $13.2 million, partially offset by the use of funds from increased inventory in preparation for the 2007 holiday season of $3.1 million, reduced accounts payable of $3.0 million, and increased deferred advertising of $2.2 million.

Investing activities. Our investing activities used net cash of $37.7 million and $12.1 million during the nine months ended September 30, 2008 and 2007, respectively. The net cash used in investing activities during the nine months ended September 30, 2008 was used primarily to acquire our new corporate headquarters property, businesses, equipment and other investments for $30.9 million and purchase and produce media rights for $5.4 million. Our net cash provided by our investing activities during the nine months ended September 30, 2007 primarily reflected the acquisition of businesses for $10.8 million, net of acquired funds, and the purchase of property, equipment and media rights for $5.1 million, partially offset by proceeds from the sale of an investment for $1.4 million and prepayment of a promissory note principal and interest for $2.4 million.

Financing activities. Our financing activities provided net cash of $31.6 million during the nine months ended September 30, 2008 and used net cash of $32.2 million during the nine months ended September 30, 2007. Our net cash provided by financing activities during the nine months ended September 30, 2008 primarily reflected net proceeds from Real Goods’ IPO of $48.2 million and issuances of our common stock and related tax benefits of $1.5 million, partially offset by the use of funds to repurchase approximately 1.3 million shares of our Class A common stock for $18.1 million. We used net cash in our financing activities during the nine months ended September 30, 2007 primarily to repurchase 2.5 million shares of our Class A common stock for $32.9 million, partially offset by net proceeds from the exercise of stock options of $0.8 million.

On November 8, 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock.  During the nine months ended September 30, 2008, we issued 221,152 of these shares to acquire business ownership interests.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to long-term debt, capital lease, or purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$9,155	$2,503	$3,095	$2,034	$1,523

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

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of September 30, 2008, our chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 10, 2008

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(principal accounting officer)