Form 10-K
period 2008-12-31
GAIAM, INC
filed 2009-03-13
CIK 1089872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-27517

GAIAM, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1113527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

833 WEST SOUTH BOULDER ROAD,
LOUISVILLE, CO 80027
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐  NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $231,822,048 as of June 30, 2008, based upon the closing price on the NASDAQ Global Market on that date.  The registrant does not have non-voting common equity.

As of March 9, 2009, 18,541,201 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2009 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2008

Part I

Item 1.  Business

Our Business

We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our content, media and products through a multi-channel approach including traditional and digital media channels, direct to consumers via catalogs, the Internet, direct response television, broadband, subscriptions and communities as well as traditional retail stores. At the end of 2008, our home media was carried by approximately 73,000 retail stores in the United States alone, and we had approximately 8 million direct customers.

We have established ourselves as a lifestyle media brand, content producer and licensor, information resource and authority in the Lifestyles of Health and Sustainability (“LOHAS”) market including the emerging Conscious Media market. We seek to become a unifying symbol of these emerging media and lifestyle genres. Our lifestyle brand is built around our ability to develop and offer media content, products, lifestyle solutions and community to consumers in the LOHAS and Conscious Media markets. Our content forms the basis of our proprietary offerings, on which we realize our highest margins, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. We market our products and services across three segments:  business, direct-to-consumer, and solar. We distribute the majority of our products in our business and direct to consumer segments from our fulfillment center or drop-ship products directly to customers.  We also utilize a third party replication and fulfillment center for some of our media distribution in our business segment.

The LOHAS Market

The LOHAS market, consists of five main sectors:

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

We participate in all five sectors of the LOHAS market, which represented $227 billion in sales in 2000 according to the Natural Business Communication study, with an emphasis on Personal Development, Ecological Lifestyles and Alternative Healthcare.

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

Our Content

Our business model revolves around content creation, which forms the basis for our proprietary products. We have an “in house” production team that produces programming, which has won 88 Telly awards and several medals at the International New York Film Festival. We are fully high definition and 5.1 surround sound capable and do the majority of our authoring and editing at our Colorado facility ensuring the quality standards that drive our awards. We also develop children’s programming, which has been the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help children grow imaginatively, physically, and mentally. During 2008, we added 245 titles to our DVD library increasing our library to over 2,700 titles. We also develop and market music and audio CDs and publish printed content.

Our Products

Our visual media programs represent an integral part of our proprietary product offering. We currently stock approximately 12,000 stock keeping units, of which approximately 8,000 are branded proprietary offerings, including media, accessories and soft goods. In 2008, excluding the solar segment, our proprietary products constituted over 88% of our product sales.

Our Sales Channels

We conduct our business across three segments. Our business segment customers are primarily national retailers, corporate accounts and the media. We conduct our direct to consumer business through our direct response marketing programs, catalogs, the Internet and subscription community sales channels.  We design and install solar energy systems and related renewable energy products and sustainable living resources through our solar segment.

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

DRTV

We use direct response television (“DRTV”) marketing to promote LOHAS products and services, particularly those aimed at the fitness/wellness market. DRTV marketing is a highly-scalable distribution channel for segments of our LOHAS product suite, and also provides broad marketing support for our retail partners, as well as creating new direct customers to which we cross-market a wide range of LOHAS products and services via our catalog, Internet, and subscription segments. We capitalize on both long-form DRTV shows as well as leading home shopping channels such as QVC. In 2008, we used the DRTV channel to launch a new product for our mass market brand “The Firm”.

Retailers

Since the inception of our retailer channel in 1998, we have increased our breadth and diversity. As of the end of 2008, our media titles could be found in approximately 73,000 stores in the United States, up from 70,000 at the end of 2007. We currently sell our media and other products across a variety of leading retailers, including bookstores such as Barnes & Noble and Borders; media stores such as Best Buy and Blockbuster; beauty stores such as Ulta; home furnishing stores such as Bed, Bath and Beyond and ABC Carpet and Home; natural food stores such as Whole Foods Market; sporting goods stores such as Dick’s and REI; mass merchants such as Target, our largest customer and WalMart; e-tailers such as Amazon.com and Drugstore.com; and wholesale clubs such as Costco and Sam’s Club. Many of these retailers display our products in branded store-within-store lifestyle presentations that may include custom fixtures that we design. We implemented our first store-within-store concept late in 2000 and the concept has grown to over 10,000 stores by the end of 2008, up from 7,000 stores at the end of 2007.   During 2008 we expanded our  market reach by purchasing SPRI Products, Inc., a leading marketer of resistance exercise products for the professional health and fitness industry.

Our branded products are found in Canada, Mexico, Japan, the United Kingdom and Australia. We sell our media products to international accounts primarily under licensing agreements.  During the first quarter of 2008, we converted any remaining distributor relationships to license arrangements.

Services

We conduct operations as a solar energy integrator through our wholly owned subsidiary Real Goods Solar, Inc., offering turnkey services including the design, procurement, installation, grid connection, monitoring, maintenance and referrals for third-party financing of solar energy systems.  We also sell renewable energy products and sustainable living resources through Real Goods’ nationally distributed catalog and website.  On May 13, 2008, Real Goods consummated its initial public offering of 5.5 million shares of its Class A common stock. During 2008, we completed acquisitions targeted towards expanding and enhancing our solar market,  These acquisitions were Carlson Solar, Inc., Independent Energy Systems, Inc., and Regrid Power, Inc., solar energy integrators, located in both southern and northern California.

Catalogs

We offer a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. We mailed approximately 16.0 million catalogs in 2008. Our customer demographics are highly regarded with our customers having an average income over $84,000 and over 70% of them being college educated.

Internet

We use the Internet to sell our products and to provide information on the LOHAS lifestyle.  We currently offer approximately 10,000 stock keeping units on our websites.  We promote our website through our visual media, catalogs, print publications, product packaging and Internet links. We provide customer support for Internet sales from our in-house call center as a key component of our Internet approach.

Community and Subscription Services

We offer a variety of subscription paid services.  These services include online communities under various brands and subscription clubs.  In 2008 we launched a master site for our community at www.gaia.com.

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

Established Infrastructure

We operate a 282,000 square foot distribution center near Cincinnati, Ohio, which provides fulfillment for the majority of our current domestic business needs and has the capacity to support the growth of our business. This central U.S. location allows us to achieve shipping cost efficiencies to most locations. The center is also located within 30 minutes of several major shipping company hubs. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

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

We will continue to develop authentic content that caters to the LOHAS lifestyle in DVD, book and audio formats and also accelerate our efforts in the digital media, broadcast and online categories. For example, we developed a wellness component of  our media library by producing DVDs with the Mayo Clinic as a partner. We intend to continue to expand our brand to the Conscious Media market, which incorporates children’s, family, inspirational and edutainment media. We believe we can establish our brand as a leading brand in some of these media categories.

We have expanded our visual media offerings internationally and plan to continue to expand this opportunity. We also intend to broaden the variety of formats we offer, from our traditional “physical media” (DVD, CD, etc), to making our content available online to our consumers in both one-shot “purchase” format or subscription services.

Capitalize on our market share positioning

Based on Nielsen’s Videoscan, we grew our U.S. DVD market share in the fitness/wellness category from 26% in 2005 to over 40% in 2008. We will utilize our leadership position and sacrifice some of our market share in fitness in order to assume a category management role bringing competitive product into the mix to establish the most complete fitness assortment in the business. We tested this concept with Target in 2008 and are now expanding the category management concept to other specialty channels.  By assuming this category management role, we improved our revenues and profits as well as expanded the exposure of the category. Based on the same Nielsen report, we ended 2008 sixth in the non-theatrical U.S. DVD category with 6% market share. We intend to continue to grow our market share in the non-theatrical category through the production and acquisition of Conscious Media titles, focusing on children’s, edutainment, and family entertainment.  We also plan to extend our line of offerings into wellness and green living with solution based programming and media based kits, building store within store wellness offerings and continuing to grow our retail presence.

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

We launched a continuity and subscription business with our acquisition of a majority of the equity of Spiritual Cinema.. These businesses carry over 85% gross margins and connect our media content directly to the consumer. We expect to continue to invest in this channel of business. We believe that with the increase in broadband acceptance in the consumer marketplace, coupled with our specialized media library and loyal direct customer base, we have an opportunity for strong growth at high margins as digital downloads of media become mainstream.

We expect to grow our international business through licensing arrangements that carry low cost of goods. We have a valuable library of branded products, with only a small portion being monetized outside North America.

Strengthen our Lifestyle Brand

Our goal is to maintain our brand as an authority in the LOHAS market (including the Conscious Media market) and to establish our brand as a unifying symbol of the emerging LOHAS lifestyle. We plan to strengthen our brand by growing our media, making our brand more prominent across our catalog efforts, focusing on category management initiatives, increasing our store-within-store presence across national retailers, increasing our marketing and public relations efforts, and aggressively developing and marketing proprietary products while maintaining our high level of customer service. We initiated a branding study in late 2006 that drove this initiative during 2007 and 2008.

Launch a Mass Market Brand in Fitness

We launched mass market media and products in fitness under “The Firm” brand in late 2006. We believe that the aging baby boomers at all income levels will be looking for fitness/wellness products. We do not market our brand except in media in certain mass market channels and believe there is growth opportunity for us in those channels under a different brand with our same attention to quality. We supported The Firm brand through DRTV dollars during 2007 and 2008 and ended 2008 with over 2,700 doors carrying The Firm brand through a store-within-store display.

Expand our Proprietary Products

Excluding our partially owned subsidiaries, our proprietary products, which we introduced in 1997, represented over 88% of our revenues in fiscal year 2008. These products carry a higher margin, provide for branding opportunity and distinguish us from our competitors. We currently offer proprietary products that range from media products to sleep, stress relief, yoga and Pilates accessories to organic cotton bedding and bath products. We have also expanded our exclusive media library to over 2,700 titles through acquisitions and internal development. We continue to develop and market proprietary products across the LOHAS sectors. We will continue to look for additional library acquisitions as we expand our content across the Conscious Media market. We are strengthening our supply chain globally by sourcing a greater number of products offshore and leveraging our expanding media sales to acquire lower costs from our replicators. We leverage our product development costs over all sales channels.

Capitalize on our Multi-channel Approach

Our multi-channel strategy affords us the broadest possible customer reach, as well as allowing our customers to buy from us “what they want, when they want, where they want to.” This approach makes purchasing our lifestyle products convenient regardless of the channel that a customer prefers. It also allows us to migrate segments of our customer base across channels to develop deeper, longer-lasting relationships with them, and to convert them from purchasers of individual media products into subscribers to our “continuity programs,” whether those are DVD-based, or online access to communities and content on a continuity basis. Additionally, this diversified, strategic approach should provide for continued operating and business stability as we have the ability to cross-market lifestyle products and services regardless of the customer location or the channel to which we are marketing.

In our direct to consumer business we are open 24 hours a day, offering approximately 10,000 stock keeping units on our Internet sites. As we increase the depth of media and community functionality available to our consumers, our Internet presence will transform from being merely a place to “order” product to a place to “consume” it  in real-time when digital downloads become more mainstream.

In our business segment, we continue to expand our presence in national retailers and currently have placements in approximately 73,000 retail points in the United States, up from 70,000 at the end of 2007. We also continue to expand our store-within-store concept in a variety of stores, including Whole Foods Market, Barnes & Noble Bookstores, Borders, Target, Ulta, Dick’s Sporting Goods, REI, ABC Carpet and Home and other national retailers. We currently have over 10,000 store within store concepts.

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

Establish a lifestyle community

During 2008, we continued to develop the online “space” for our customers to come together with each other and with our cadre of experts in core LOHAS areas, to share ideas, discuss new trends and solutions, and allow our customers access to world-class resources to deepen their understanding of issues that are central to how they choose to live their lives. During 2008, we launched our new community site at www.gaia.com.

Our Business Segments

We separate our business into three business segments: the business segment which includes sales to businesses, retailers, international licenses, corporate accounts and media outlets; the direct to consumer segment, which includes DRTV, catalogs, E-commerce, and subscription community services; and the solar segment, which includes the design and installation of solar energy systems and the sale of related renewable energy products and sustainable living resources.

The business, direct to consumer, and solar segments represented 34.6%, 50.5%, and 14.9% of the 2008 net revenues, respectively. Our business segment is dependent upon a few major customers for a significant portion of its revenues. See Note 13 to our consolidated financial statements for further information on our segments.

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

Our business is evolving and competitive. Larger and better-established entities may acquire, invest in or form joint ventures with our competitors. Some of these entities have longer operating histories and have greater financial and marketing resources than we have. Increased competition from these or other competitors could reduce our revenue and profits. In addition, the smaller businesses we compete against may be able to more effectively personalize their relationships with customers.

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

Our Employees

As of February 23, 2009, we employed approximately 526 individuals. None of our employees are covered by a collective bargaining agreement.

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

We generally collect sales taxes only on sales to residents of states in which we have locations.  Currently, we collect sales taxes on certain sales to residents of California, Colorado, Illinois, New York and Ohio. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected.

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

Changes in general economic conditions could have a material impact on our business

Changes in overall economic conditions that impact consumer spending could impact our results of operations. Future economic conditions affecting disposable income such as employment levels, consumer confidence, credit availability, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products. If the economic conditions and performance of the retail and media environment worsen, we may experience material adverse impacts on our business, operating results and financial condition.

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

Our founder and chairman Jirka Rysavy controls us

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

The operating results of our solar energy business could adversely affect our operating results.

The operating results of our 56%-owned subsidiary, Real Goods Solar, Inc. (“RGSI”), are consolidated into our reported results from operations. To the extent that RGSI reports a loss for any given period, this will adversely affect our operating results for that period. RGSI reported a net loss for its fiscal year ended December 31, 2008 of $28.0 million, which included a net loss of $27.4 million for the fiscal quarter ended December 31, 2008. RGSI’s business is affected by general business factors, including prevailing economic conditions, competition, declining consumer credit market conditions, and similar factors. RGSI business may also be affected by many factors that specifically affect the demand for solar energy systems and the solar energy industry, including the following:

•

fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil and other fossil fuels;

•	availability of government subsidies and incentives to support the development of the solar energy industry;
•	cost-effectiveness, performance and reliability of solar energy systems compared with conventional and other non-solar renewable energy sources and products;
•	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated solar and biomass;
•	fluctuations in expenditures by purchasers of solar energy systems, which tend to decrease in slower economic environments and periods of rising interest rates;
•	deregulation of the electric power industry and the broader energy industry;
•	shortages in the supply of any of the components used for solar energy systems; and
•	changes in governmental regulations that affect the installation of solar energy systems, which can make installation more difficult, more expensive, or impracticable.

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

We are dependent on third party suppliers for the success of our proprietary products

We are dependent on the success of our proprietary products, and we rely on a select group of manufacturers to provide us with sufficient quantities to meet our customers’ demands in a timely manner, produce these products in a humane and safe environment for both their workers and the planet, maintain quality standards consistent with our brand, and meet certain pricing guarantees. Our overseas sourcing arrangements carry risks associated with relying on products manufactured outside of the U.S., including political unrest and trade restrictions, currency fluctuations, transportation difficulties, work stoppages, and other uncertainties. In addition, a number of our suppliers are small companies, and some of these vendors may not have sufficient capital, resources or personnel to increase their sales to us or to meet our needs for increased commitments from them. The failure of our suppliers to provide sufficient quantities of our proprietary products could decrease our revenues, increase our costs, and damage our customer service reputation.

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

Our systems may fail or limit user traffic, which would cause us to lose sales

We support most of our business through our call center in Louisville, Colorado. Even though we have back up arrangements, we are dependent on our ability to maintain our computer and telecommunications equipment in this center in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our computer and telecommunications systems and lead to degradations in performance or systems failure. We have experienced capacity constraints and failure of information systems in the past that have resulted in decreased levels of service delivery or interruptions in service to customers for limited periods of time. Although we continually review and consider upgrades to our technical infrastructure and provide for system redundancies and backup power to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our infrastructure, including our call center, our ability to grow may be constrained.

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

We may face legal liability for the content contained on our websites

We could face legal liability for defamation, negligence, copyright, patent or trademark infringement, personal injury or other claims based on the nature and content of materials that we publish or distribute on our websites. If we are held liable for damages for the content on our websites, our business may suffer. Further, one of our goals is for our websites to be trustworthy and dependable providers of information and services. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on our reputation and our business.

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

Item 1B.         Unresolved staff comments

None.

Item 2.           Properties

Our principal executive offices are located in Louisville, Colorado. Our fulfillment center is located in the Cincinnati, Ohio area. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration

Louisville, CO	148,400 sq. ft.	Headquarters and studio	Owned

Cincinnati, OH	281,900 sq. ft.	Fulfillment center	June 2010

New York, NY	12,700 sq. ft.	Media office	March 2015

Hopland, CA	12 acres	Renewable energy demo site	Owned

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

Item 4.           Submission of matters to a vote of security holders

No matters were brought to a vote of our shareholders in the fourth quarter of the fiscal year ended December 31, 2008.

Part II

Item 5.           Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 2, 2009, we had 6,888 shareholders of record and 18,541,201 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the period indicated:

	High	Low	Close	Average Daily Volume
Fiscal 2008:
Fourth Quarter	$10.63	$3.03	$4.62	146,903
Third Quarter	$15.00	$10.51	$10.60	214,791
Second Quarter	$20.18	$12.25	$13.51	342,969
First Quarter	$29.57	$16.65	$17.32	315,387

Fiscal 2007:
Fourth Quarter	$30.73	$19.50	$29.68	227,383
Third Quarter	$24.14	$14.67	$24.03	213,300
Second Quarter	$18.50	$14.15	$18.23	200,805
First Quarter	$15.85	$11.65	$15.74	195,993

Issuer Purchases of Registered Equity Securities

The following table summarizes purchases of 1,322,285 of our Class A common stock that we repurchased in the open market during the periods indicated:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Quarter ended March 2008	75,800	$17.5500	—	—
Quarter ended June 2008	1,159,288	$14.4215	—	—
November 2008	68,497	$3.5146	—	—
December 2008	18,700	$4.3494	—	—

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Our bank line of credit agreement permits, upon advance notification and maintaining of certain financial ratios, payment of dividends to our shareholders.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summaries equity compensation plan information for our Class A common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,219,310	$10.17	509,971
Equity compensation plans not approved by security holders	—	—	—
Total	1,219,310	$10.17	509,971

Stock Performance Graph

The Graph below shows, for the five years ended December 31, 2008, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2003 and the relative stock performances of our Class A common stock from Gaiam’s initial public offering on October 29, 1999 until December 31, 2003.  The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market (U.S. Companies) Index and (b) a media peer group, comprised of Martha Steward Living Omnimedia, Inc.; The Walt Disney Company; and Lions Gate Entertainment Corp.  Although total return for the assumed investment reflects a reinvestment of all dividends on December 31st of the year in which such dividends are paid, no cash dividends were paid on our common stock during the periods presented.  Our Class A common stock is quoted by The NASDAQ Stock Market’s Global Market under the trading symbol GAIA.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Gaiam, Inc., The NASDAQ Composite Index

And A Media Peer Group

* $100 invested on 12/31/03 in stock or index, including reinvestment of dividends.  Gaiam’s fiscal year ends on December 31.

Item 6.           Selected financial data

We derived the selected consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and consolidated balance sheet data as of December 31, 2008 and 2007 set forth below from our audited consolidated financial statements which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2005 and 2004 and consolidated balance sheet data as of December 31, 2006, 2005 and 2004 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004

Consolidated Statements of Operations Data:
Net revenues	$257,172	$262,943	$219,480	$142,492	$96,657
Cost of goods sold	107,927	94,565	79,150	61,977	48,646
Gross profit	149,245	168,378	140,330	80,515	48,011
Expenses:
Selling and operating	142,401	144,768	119,700	67,639	46,060
Corporate, general and administration	13,059	13,157	14,989	9,790	8,241
Other general income and expense	82,928	—	—	—	—
Total expenses	238,388	157,925	134,689	77,429	54,301

Income (loss) from operations	(89,143)	10,453	5,641	3,086	(6,290)

Gain from issuance of subsidiary stock	32,800	—	—	—	—
Interest and other income (expense)	1,216	4,148	3,905	(175)	109

Income (loss) before income taxes and minority interest	(55,127)	14,601	9,546	2,911	(6,181)

Income tax expense (benefit)	(7,542)	5,767	3,774	974	(2,440)
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	11,962	(310)	(128)	(601)	(897)
Net income (loss)	$(35,623)	$8,524	$5,644	$1,336	$(4,638)

Net income (loss) per share:
Basic	$(1.46)	$0.34	$0.23	$0.08	$(0.32)
Diluted	$(1.46)	$0.34	$0.23	$0.08	$(0.32)
Shares outstanding:
Basic	24,452	24,962	24,349	17,140	14,684
Diluted	24,452	25,214	24,617	17,354	14,684

	As of December 31,
(in thousands)	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Cash	$31,965	$66,258	$104,876	$15,028	$10,439
Working capital	95,780	106,815	140,147	37,216	31,488
Total assets	202,098	240,712	250,968	156,101	88,287
Total liabilities	33,452	34,251	26,700	40,716	17,472
Shareholders’ equity	153,468	200,388	218,606	107,286	66,346

During the last two years, we used $51.3 million to repurchase our common stock.

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

Our business segment sells directly to retailers, with our products available in approximately 73,000 retail doors in the United States. During 2008, this segment generated revenue of $88.9 million, down from $111.5 million during 2007. The business segment revenue increased 6.4% excluding international revenues, which were affected by the transition from product sales to licensing arrangements and the disposition of our UK subsidiary. During the year we expanded our store-within-store presentations, which include customer fixtures that we design, to over 10,000 locations, up from 7,000 at the end of 2007.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing online and off-line community, and customer feedback on us and the LOHAS industry’s focus and future. During 2008, this segment generated revenues of $129.8 million, down from $132.5 million during 2007.  This decrease reflects a planned reduction to our catalog circulation of 16%, a decline in direct response marketing media spend and the overall economic environment.

On May 13, 2008, our solar energy business consummated an initial public offering and has since been managed as a separate segment.  Through recent acquisitions, this business has grown its sales and expanded its market territories.  During 2008, this segment generated revenues of $39.2 million, up from $18.9 million during 2007.  We have and will continue to use the IPO proceeds to fund this segment’s working capital needs and general corporate purposes, which may include future acquisitions of businesses.

During 2008, we completed acquisitions targeted towards expanding and enhancing our solar market, community reach and media content. The solar energy integrator acquisitions were Carlson Solar, Inc., located in southern California, and Independent Energy Systems, Inc. and Regrid Power, Inc., both located northern California.  We also purchased SPRI Products, Inc. (“SPRI”), a leading marketer of exercise products for the professional health and fitness industry.

Given the adverse financial market conditions,  the current and projected economic conditions, we evaluated the recoverability of certain assets.  As a result of this evaluation, we impaired $80.0 million of goodwill and other intangibles, acquired media libraries, and other assets during 2008.  The impairment of goodwill, resulting from the application SFAS No.

142, Goodwill and Other Intangible Assets, is primarily driven by adverse financial market conditions (a decline in our stock price as quoted on NASDAQ) that have reduced our market capitalization below net carrying value on our balance sheet.  The impairment takes into account the deteriorating macro-economic environment, the reduced accessibility to the credit markets for customers, and the high degree of uncertainty about the eventual return to normalcy.

We believe our growth will be driven by information, media content, products, and online community offerings delivered to the consumer via Internet, retailers, international licensing, electronic downloads and subscription systems. We have increased our focus on our media content creation and distribution, which strategically provides increased branding opportunities, higher operating contribution and greater mainstream penetration.

We believe a number of factors are important to our long-term success, including building our brands, increasing international growth by expanding into new markets primarily through license arrangements, extending our product lines into wellness, edutainment, and children’s programs, and enhancing our multimedia platform community through new media opportunities, new membership programs, initiatives and acquisitions.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We no longer amortize goodwill, but instead we review it for impairment annually or more frequently if impairment indicators arise, on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We use a traditional present value method for the purposes of testing for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

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

Share-Based Compensation

As of January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires companies to recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to calculate the fair value disclosures under SFAS 123(R). In calculating this fair value, there are certain assumptions that we use, as disclosed in Note 12, Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Years ended December 31,
	2008	2007	2006
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	42.0%	36.0%	36.1%
Gross profit	58.0%	64.0%	63.9%

Expenses:
Selling and operating	55.4%	55.0%	54.6%
Corporate, general and administration	5.1%	5.0%	6.8%
Other general income and expense	32.2%	—%	—%
Total expenses	92.7%	60.0%	61.4%

Income (loss) from operations	-34.7%	4.0%	2.5%

Gain from issuance of subsidiary stock	12.8%	—%	—%
Other income (expense), net	0.5%	1.5%	1.8%
Income (loss) before income taxes and minority interest	-21.4%	5.5%	4.3%
Income tax expense (benefit)	-2.9%	2.2%	1.7%
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	4.6%	-0.1%	—%
Net income (loss)	-13.9%	3.2%	2.6%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net revenue. Net revenue decreased $5.8 million, or 2.2%, to $257.2 million during 2008 from $262.9 million during 2007. Net revenue in our direct to consumer segment decreased $2.7 million to $129.8 million during 2008 from $132.5 million during 2007. This decrease in the direct to consumer segment net revenue primarily reflects overall slower consumer spending and our decision to reduce catalog circulation by 16%.  Net revenue in our business segment decreased $22.6 million to $88.9 million during 2008 from $111.5 million during 2007, primarily reflecting lower international product sales, which includes the shift to licensing arrangements and the disposition of our UK operations. Excluding international revenues, our business segment net revenues increased $5.0 million, or 6.4%, to $83.8 million during 2008 from $78.8 million during 2007, primarily reflecting the acquisition of SPRI.  Net revenue in our solar segment increased $20.3 million to $39.2 million during 2008 from $18.9 million during 2007, primarily due to the acquisition of Carlson Solar in the first quarter of 2008, Independent Energy Systems in the third quarter of 2008, and Regrid Power in the fourth quarter of 2008.

Gross profit. Gross profit decreased $19.1 million, or 11.3%, to $149.3 million during 2008 from $168.4 million during 2007. As a percentage of net revenue, gross profit decreased to 58.1% during 2008 from 64.0% during 2007.  Gross profit in our direct to consumer segment decreased $3.4 million, or 3.7%, to $87.2 million during 2008 from $90.6 million during 2007 and, as a percentage of net revenue, decreased to 67.2% during 2008 from 68.4% during 2007, primarily reflecting our decision to utilize aggressive promotional strategies, including offering free shipping during the holiday season.  Gross profit in our business segment decreased $19.5 million, or 27.4%, to $51.8 million during 2008 from $71.2 million during 2007 and, as a percentage of net revenue, decreased to 58.2% during 2008 from 63.9% during 2007, primarily reflecting the change  in international business, our success in expanding our category manager role in media at retailers, and expanding our distribution footprint by maintaining retail prices while absorbing cost increases from higher freight charges and the dollar decline.  Gross profit in our solar segment increased $4.0 million, or 60.7%, to $10.4 million during 2008 from $6.5 million during 2007 and, as a percentage of net revenue, decreased to 26.6% during 2008 from 34.3% during 2007, primarily reflecting the acquisition of Independent Energy Systems and Regrid Power which have larger average installation sizes that traditionally produce lower gross profit margins.

Selling and operating expenses. Selling and operating expenses decreased $2.4 million, or 1.6%, to $142.4 million during 2008 from $144.8 million during 2007.  This change is primarily a result from reduced catalog circulation,  lower royalty payments, and lower compensation costs, partially offset by investments made in our online community and increased bad debt reserve, and lower amortization from the impairment of certain intangibles assets.    As a percentage of net revenue, selling and operating expenses increased to 55.4% during 2008 from 55.0% during 2007.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.1 million, or 0.7%, to $13.1 million during 2008 from $13.2 million during 2007.  As of percentage of net revenue, corporate, general and administration expenses increased slightly to 5.1% during 2008 from 5.0% during 2007.

Other general income and expense. Other general income and expense was $82.9 million during 2008 and was comprised of impairment charges of $44.4 million of goodwill, $27.1 million of media libraries (primarily from the GoodTimes and Lime acquisitions), $1.5 million of other intangibles, $2.2 million of property and equipment (primarily web site development), $1.5 million of deferred advertising costs, and $3.3 million of other related assets,  and operating expenses related to the consummation of the Real Goods initial public offering and guaranteed payments that we are obligated to make, but for which we expect to receive no benefit, including reduction in force costs, totaling $2.9 million.

Gain from issuance of subsidiary stock.  Gain from issuance of subsidiary stock was $32.8 million during 2008 and represented the increase in carrying value of our investment in Real Goods as a result of its issuance of new stock.

Interest and other income. Interest and other income decreased $2.9 million to $1.2 million during 2008 from $4.1 million during 2007.  The decrease reflects lower interest earnings as we used cash to acquire our corporate facilities, acquire businesses and assets and repurchase 1.3 million shares of our Class A common stock for $19.3 million, and the decline of average interest rates received on our cash investments from 4.6% as of December 31, 2007 to 0.2% at December 31, 2008.  At December 31, 2008, the majority of our cash was in short-term treasuries.

Minority interest in net (income) loss of consolidated subsidiaries, net of income taxes. Minority interest in net loss of consolidated subsidiaries, net of income taxes, increased to $12.0 million during 2008 from minority interest net income of $0.3 million during 2007 primarily as a result of impairment of goodwill in the solar segment.

Net income (loss).  As a result of the above factors, net income decreased $44.1 million to a net loss of $35.6 million during 2008 from net income of $8.5 million during 2007.  Net income per share decreased to a net loss of $1.46 per share during 2008 from net income of $0.34 per share during 2007.  Excluding the impairment charges, disposition of businesses and the loss from consolidating Real Goods Solar, our net income would have been $0.8 million, or $0.03 per share, for 2008.  Refer to the Non-GAAP Financial Measures table immediately below.

Non-GAAP Financial Measures

We have utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing our financial results for the year ended December 31, 2008. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of the our year ended December 31, 2008 GAAP net loss to our year ended December 31, 2008 non-GAAP net loss is set forth below (in millions except share and per share data):

For the Year Ended December 31, 2008

Net loss	$(35.6)

Exclusion of Real Goods Solar net loss	28.0

Exclusion of minority interest in Real Goods Solar	(12.1)

Exclusion of non-cash gain on issuance of Real Goods Solar stock	(20.1)

Exclusion for disposition of businesses	1.4

Exclusion of non-cash impairment of goodwill and intangible assets	39.2

Non-GAAP net income	$0.8

Non-GAAP weighted average shares used in earnings per share calculation (diluted)	24,599,000

Non-GAAP earnings per share (diluted)	$0.03

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net revenue. Net revenue increased $43.5 million, or 19.8%, to $262.9 million during 2007 from $219.5 million during 2006. During the year, we added distribution to over 2,000 new retail doors, bringing the total number of retail doors in the United States to approximately 70,000. Net revenue in our direct to consumer segment increased $23.6 million, or 21.7%, to $132.5 million during 2007 from $108.9 million during 2006. This increase in the direct to consumer segment net revenue primarily reflects the continued success of our direct response marketing revenues and increased revenues from businesses acquired during 2007.  Net revenue in our business segment increased $17.7 million, or 18.9%, to $111.5 million during 2007 from $93.8 million during 2006, primarily reflecting our success in the international market.  Net revenue in our solar segment increased $2.1 million, or 12.6%, to $18.9 million during 2007 from $16.8 million during 2006, primarily due to the acquisition of Marin Solar in November 2007 and increased penetration in existing markets.

Gross profit. Gross profit increased $28.0 million, or 20.0%, to $168.4 million during 2007 from $140.3 million during 2006. As a percentage of net revenue, gross profit increased slightly to 64.0% during 2007 from 63.9% during 2006. Gross profit in our direct to consumer segment increased $14.9 million, or 19.6%, to $90.6 million during 2007 from $75.8 million during 2006 and, as a percentage of net revenue, increased to 68.4% during 2007 from 59.6% during 2006, primarily reflecting our investment in higher margin online community businesses.  Gross profit in our business segment increased $12.6 million, or 21.5%, to $71.2 million during 2007 from $58.6 million during 2006 and, as a percentage of net revenue, increased to 63.9% during 2007 from 62.5% during 2006.  Gross profit in our solar segment increased $0.5 million, or 9.2%, to $6.5 million during 2007 from $6.0 million during 2006 and, as a percentage of net revenue, decreased to 34.3% during 2007 from 35.4% during 2006, primarily reflecting the acquisition of Marin Solar, which historically has produced lower margins.

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

Other income. Other income increased $0.2 million, or 6.2%, to $4.1 million during 2007 from $3.9 million during 2006.  As a percentage of net revenue, other income deceased to 1.5% during 2007 from 1.8% during 2006. The increase reflects the interest earnings from proceeds of our sale of our Class A common stock in our secondary offering during May 2006, partially offset by our use of cash to repurchase 2.5 million shares of our Class A common stock during 2007.

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

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited results of operations for each of the quarters in 2008 and 2007. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2008 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$65,173	$57,217	$60,285	$74,497
Gross profit	40,978	36,153	33,845	38,269
Income (loss) before income taxes and minority interests (a)	3,135	4,184	(16,922)	(45,524)
Net income (loss)	2,213	2,581	(10,115)	(30,302)
Diluted net income (loss) per share	$0.09	$0.10	$(0.42)	$(1.26)
Weighted average shares outstanding-diluted	25,352	24,895	24,020	23,980

	Year 2007 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$58,458	$52,361	$70,318	$81,806
Gross profit	37,476	33,631	46,144	51,127
Income (loss) before income taxes and minority interests	2,828	(783)	5,224	7,332
Net income (loss)	1,752	(346)	2,918	4,200
Diluted net income (loss) per share	$0.07	$(0.01)	$0.12	$0.17
Weighted average shares outstanding-diluted	25,813	24,655	24,970	25,154

(a)             During 2008, we recognized gains on the issuance of our subsidiary’s stock and charges for impaired goodwill, intangibles, and other related assets and expenses, resulting in a net gain of $4.6 million in the second quarter of 2008 and net losses of $13.9 million and $40.8 million in the third and fourth quarters of 2008, respectively.  See Note 6, Asset Impairment and Other General Expenses and Income.

Quarterly fluctuations in our revenues and operating results are due to a number of factors, including changes in market conditions, the timing of new product introductions and mailings to customers, advertising, acquisitions (including costs of acquisitions and expenses related to integration of acquisitions), competition, pricing of products by vendors and expenditures on our systems and infrastructure. The impact on revenue and operating results due to the timing and extent of these factors can be significant. Our sales are also affected by seasonal influences. On an aggregate basis, we generate our strongest revenues in the fourth quarter due to increased holiday spending and retailer fitness purchases.

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

We have a revolving line of credit agreement with a financial institution that expires in October  2009.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At December 31, 2008, we had no amounts outstanding under this agreement; however, $1.4 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$(20,414)	$13,445	$(504)
Investing activities	(43,858)	(22,787)	(9,742)
Financing activities	29,996	(29,432)	99,270
Effects of exchange rates on cash and cash equivalents	(17)	156	824
Net (decrease) increase in cash and cash equivalents	$(34,293)	$(38,618)	$89,848

Operating activities. Our operating activities used net cash of $20.4 million during 2008. Of this amount, $19.0 million is attributable to $8.4 million of income tax benefits that we expect to be refunded in 2009 primarily as a result of the impairment of assets in 2008 and $10.6 million of liabilities assumed in business acquisitions which are shown in operating activities in accordance with GAAP.  The remaining purchase price for these acquisitions is shown in investing activities.  Also included in the net decrease of cash from operating activities are additional inventory purchases of $3.5 million, partially offset by other net sources of cash of $2.1 million. Our net cash generated from operating activities during 2007 of $13.4 million was primarily attributable to net income of $8.5 million, net non-cash expenses of $13.1 million, and other net increases of $0.6 million, partially offset by additional inventory of $5.5 million and increased accounts receivable of $3.3 million.

Investing activities. Our investing activities used net cash of $43.9 million and $22.8 million during 2008 and 2007, respectively. The net cash used in investing activities during 2008 was used primarily to acquire our new corporate headquarters and related property and equipment for $19.4 million, purchase other property and equipment for $3.1 million, acquire businesses and other investments for $13.9 million, and purchase and produce media rights for $6.0 million. The net cash used in investing activities during 2007 was used primarily to acquire businesses, property, equipment and other investments for $20.3 million and purchase media for $6.3 million, partially offset by proceeds from the sale of our investment in LIME for $1.4 million and prepayment of a related promissory note for $2.4 million.

Financing activities. Our financing activities provided net cash of $30.0 million during 2008 and used net cash of $29.4 million during 2007. Our net cash provided by financing activities during 2008 primarily reflected net proceeds from Real Goods’ IPO of $48.2 million and issuances of our common stock and related tax benefits of $1.5 million, partially offset by the use of funds to repurchase approximately 1.3 million shares of our Class A common stock for $18.4 million and payoff of $1.3 million on a line of credit of an acquired solar business. We used net cash in financing activities during 2007 primarily to repurchase 2.5 million shares of our Class A common stock for $32.9 million, which was partially offset by net proceeds and income tax benefits of $3.5 million from the exercise of stock options under our 1999 Long-Term Incentive Plan.

On November 8, 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock.  During the year ended December 31, 2008, we issued 221,152 of these shares to acquire business ownership interests.

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

Contractual Obligations

We have commitments pursuant to operating lease obligations, but do not have any outstanding commitments pursuant to purchase agreements. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs

Operating lease obligations	$9,903	$2,802	$3,418	$2,387	$1,296

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

Item 7A.          Quantitative and qualitative disclosures about market risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have forward contracts for foreign currency transactions for which historically the gains and losses have been immaterial.

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

Item 8.             Financial statements and supplementary data

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Gaiam, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule II for each of the three years in the period ended December 31, 2008.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, in 2006, Gaiam, Inc. and subsidiaries changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 10 to the consolidated financial statements, in 2007, Gaiam, Inc. and subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaiam Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II for each of the three years in the period ended December 31, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gaiam Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO Criteria.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 12, 2009
Denver, Colorado

GAIAM, INC.
Consolidated balance sheets

	December 31,
(in thousands, except share and per share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$31,965	$66,258
Accounts receivable, net	33,664	30,157
Inventory, less allowances	35,736	29,839
Deferred advertising costs	2,578	3,602
Income taxes receivable	8,410	—
Deferred tax assets	7,038	6,005
Other current assets	9,841	5,205
Total current assets	129,232	141,066

Property and equipment, net	27,381	9,509
Media library, net	12,102	37,566
Deferred tax assets, net	6,076	4,057
Goodwill	23,180	42,856
Other intangibles, net	880	1,554
Notes receivable and other assets	3,247	4,104
Total assets	$202,098	$240,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,567	$23,620
Accrued liabilities	6,885	10,631
Total current liabilities	33,452	34,251

Minority interest	15,178	6,073

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 18,541,201 and 19,553,631 shares issued and outstanding at December 31, 2008 and 2007, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2008 and 2007	1	1
Additional paid-in capital	163,652	174,046
Accumulated other comprehensive income	88	991
(Accumulated deficit) retained earnings	(10,275)	25,348
Total shareholders’ equity	153,468	200,388
Total liabilities and shareholders’ equity	$202,098	$240,712

See accompanying notes to the consolidated financial statements.

GAIAM, INC.

Consolidated statements of operations

	Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006

Net revenue	$257,172	$262,943	$219,480
Cost of goods sold	107,927	94,565	79,150
Gross profit	149,245	168,378	140,330

Expenses:
Selling and operating	142,401	141,749	119,700
Corporate, general and administration	13,059	16,176	14,989
Other general income and expense	82,928	—	—
Total expenses	238,388	157,925	134,689

Income (loss) from operations	(89,143)	10,453	5,641

Gain from issuance of subsidiary stock	32,800	—	—
Interest and other income	1,216	4,148	3,905

Income (loss) before income taxes and minority interest	(55,127)	14,601	9,546

Income tax expense (benefit)	(7,542)	5,767	3,774
Minority interest in net (income) loss of consolidated subsidiaries, net of income taxes	11,962	(310)	(128)
Net income (loss)	$(35,623)	$8,524	$5,644

Net income (loss) per share:
Basic	$(1.46)	$0.34	$0.23
Diluted	$(1.46)	$0.34	$0.23

Weighted average shares outstanding:
Basic	24,452	24,962	24,349
Diluted	24,452	25,214	24,617

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statement of shareholders’ equity

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Total

Balance at December 31, 2005	15,010,736	$1	5,400,000	$1	$95,840	$264	$11,180	$107,286

Sale of common stock in underwritten offerings	5,690,000	1	—	—	93,601	—	—	93,602
Issuance of common stock in conjunction with acquisitions and compensation	1,049,200	—	—	—	11,465	—	—	11,465
Comprehensive income:
Net income	—	—	—	—	—	—	5,644	5,644
Foreign currency translation adjustment, net of income taxes of $393	—	—	—	—	—	609	—	609
Comprehensive income	—	—	—	—	—	—	—	6,253

Balance at December 31, 2006	21,749,936	2	5,400,000	1	200,906	873	16,824	218,606

Issuance of common stock in conjunction with acquisitions and compensation	303,695	—	—	—	6,047	—	—	6,047
Repurchase of stock	(2,500,000)	—	—	—	(32,907)	—	—	(32,907)
Comprehensive income:
Net income	—	—	—	—	—	—	8,524	8,524
Foreign currency translation adjustment, net of income taxes of $77	—	—	—	—	—	118	—	118
Comprehensive income	—	—	—	—	—	—	—	8,642
Balance at December 31, 2007	19,553,631	2	5,400,000	1	174,046	991	25,348	200,388

Issuance of common stock and other equity changes related to acquisitions, compensation, and affiliate transactions	359,855	—	—	—	8,883	—	—	8,883
Repurchase of stock	(1,372,285)	—	—	—	(19,277)	—	—	(19,277)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,623)	(35,623)
Foreign currency translation adjustment, net of reclassification and related tax benefit of $590	—	—	—	—	—	(903)	—	(903)
Comprehensive loss	—	—	—	—	—	—	—	(36,526)
Balance at December 31, 2008	18,541,201	$2	5,400,000	$1	$163,652	$88	$(10,275)	$153,468

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2008		2007	2006
Operating activities:
Net income (loss)	$(35,623)		$8,524	$5,644
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,110		2,120	1,926
Amortization	5,525		10,169	5,883
Share-based compensation expense	1,506		1,024	623
Minority interest in consolidated subsidiaries, net of tax	(11,962)		310	128
Net (gain) loss on investments and property	(579)		265	—
Noncash gain from equity method investment	—		(127)	(680)
Deferred and stock option income tax (benefit) expense	(15,358)		(701)	730
Gain on issuance of subsidiary stock, net of tax	(20,138)		—	—
Impairment loss	80,021		—	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(922)		(3,330)	3,319
Inventory, net	(3,629)		(5,546)	(5,373)
Deferred advertising costs	(1,564)		(1,230)	(531)
Income tax receivable	(7,751)		—	—
Other assets	(5,240)		(771)	(1,413)
Accounts payable	(856)		345	(6,859)
Accrued liabilities	(6,954)		2,393	(3,901)
Net cash (used in) provided by operating activities	(20,414	)(a)	13,445	(504)

Investing activities:
Purchase of property, equipment and media rights	(28,585)		(9,536)	(3,412)
Proceeds from sale of property and equipment	—		—	668
Purchase of acquisitions, investments, and note, net of cash acquired	(13,892)		(17,122)	(6,998)
Disposition of investments, net	(1,381)		3,871	—
Net cash used in investing activities	(43,858)		(22,787)	(9,742)

Financing activities:
Proceeds from Real Goods stock issuances, net	48,154		—	—
Repurchase of Class A common stock, including related costs	(18,411)		(32,907)	—
Net proceeds from issuance of common stock and tax benefits from option exercises	1,556		3,475	99,270
Net payments on acquired business’ line of credit	(1,303)		—	—
Net cash provided by (used in) financing activities	29,996		(29,432)	99,270

Effects of exchange rates on cash and cash equivalents	(17)		156	824

Net (decrease) increase in cash and cash equivalents	(34,293)		(38,618)	89,848
Cash and cash equivalents at beginning of year	66,258		104,876	15,028
Cash and cash equivalents at end of year	$31,965		$66,258	$104,876

Supplemental cash flow information:
Interest paid	$41		$174	$23
Income taxes paid	3,006		6,746	949
Liabilities assumed from acquisitions	10,624		4,683	284
Common stock issued for acquisitions	16,187		1,504	4,943

(a)

Cash used in 2008’s operating activities includes $19.0 million that is attributable to $8.4 million of income tax benefits that we expect to be refunded in 2009 primarily as a result of the impairment of assets in 2008 and $10.6 million of liabilities assumed in business acquisitions which are shown in operating activities in accordance with GAAP. The remaining purchase price for these acquisitions is shown in investing activities.

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

2.  Significant Accounting Policies

No changes were made to our significant accounting policies during the year ended December 31, 2008, except for the adoption of Financial Accounting Standards Board, or FASB, Statement No. 157, Fair Value Measurement for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and the adoption of Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary, whereby we elected the income statement approach for the recognition of gains and losses resulting from the issuance of subsidiary stock .  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The implementation of SFAS 157 did not have a material impact on our consolidated financial statements for the year ended December 31, 2008.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts with financial institutions and highly liquid investments, which mature within three months of date of purchase. The fair value of the cash and cash equivalents approximates their carrying value due to their short maturities.

Concentration of Risk and Allowances for Doubtful Accounts

We have potential concentration of credit risk in our accounts receivable in that two of our top customers, Target and Walmart, accounted for 30.2% of accounts receivable, net as of December 31, 2008.  These customers are major retailers in the United States to which we made significant sales during the calendar year end holiday season.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. The allowance for doubtful accounts was $2.7 million and $1.3 million as of December 31, 2008 and 2007, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Product Returns

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. As of December 31, 2008 and 2007, we estimated obsolete or slow-moving inventory to be $1.6 million and $3.5 million, respectively.

Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of infomercials and catalogs. We defer such costs for financial reporting purposes until the catalogs and infomercials are distributed and advertised, then we amortize these costs over succeeding periods on the basis of estimated direct relationship sales. We amortize seasonal catalogs within six months and our annual catalogs within one year. Forecasted sales statistics are the principal factor we use in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $43.3 million, $39.9 million, and $35.5 million for the years ended December 31, 2008, 2007, and 2006, respectively, and we include these amounts in selling and operating expense.

We record sales discounts or other sales incentives as a reduction to revenues. We identify and record as expense those cooperative advertising expenses we pay, which are for advertisements meeting the separable benefit and fair value tests, as part of selling and operating expense.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We included in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software, which is typically three years. We compute depreciation of property and equipment on the straight-line method over estimated useful lives, generally three to forty-five years. We amortize leasehold and building improvements over the shorter of the estimated useful lives of the assets or the remaining term of the lease or remaining life of the building, respectively.

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

Purchase Accounting

We account for the acquisition of a controlling interest in a business using the purchase method. In determining the estimated fair value of certain acquired assets and liabilities, we make assumptions based upon many different factors, such as historical and other relevant information and analysis performed by independent parties. Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results. The estimated fair value of assets and liabilities acquired in recent business combinations are preliminary as of December 31, 2008. We expect to obtain information necessary to finalize the estimated values during 2009.

Media Library

The media library asset represents the estimated fair value of our library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to direct-mail and online customers. We have presented the media library net of accumulated amortization of approximately $19.1 million and $23.2 million at December 31, 2008 and 2007, respectively, which is being amortized over the estimated useful life of the titles, which range from five to fifteen years. Additionally, we anticipate incurring during 2009 approximately $1.6 million in participation expenses, primarily royalties, related to acquired and produced media content.

Media library costs to produce media content consist of costs incurred to produce the media content, net of accumulated amortization. We recognize these costs, as well as participation costs, as operating expenses on an individual film basis in the ratio that the current year’s gross revenues bear to our estimate of total ultimate gross revenues from all sources to be earned over a seven-year period. We state capitalized production costs at the lower of unamortized cost or estimated fair value on an individual film basis. We continually review revenue forecasts, based primarily on historical sales statistics, and revise these forecasts when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a film has an estimated fair value that is less than its unamortized cost, we recognize an impairment loss in the current period for the amount by which the unamortized cost exceeds the film’s estimated fair value.

During 2008, capitalized production cost for released films was approximately $2.9 million, and for those films not yet released was approximately $1.6 million. Additionally, as of December 31, 2008, we estimate that approximately $1.4 million or 20.0% of the unamortized costs for released films will be amortized during 2009, and approximately 60.3% of the unamortized costs for released films will be amortized within the next three years. Accumulated amortization for produced media content at December 31, 2008 and 2007 was approximately $19.1 million and $11.0 million, respectively. Amortization expense for produced media content for the years ended December 31, 2008, 2007 and 2006 was $2.0 million, $2.9 million and $1.4 million, respectively.

The acquired media rights have $4.9 million of remaining unamortized costs as of December 31, 2008 that will be amortized on a straight-line basis over 12 to 96 months. Amortization expense for acquired and purchased media rights for the years ended December 31, 2008, 2007, and 2006 was $3.1 million, $4.7 million, and $4.1 million, respectively. Based upon the acquired media titles and rights at December 31, 2008, we expect the annual amortization expense for the next five years to approximate $1.0 million per annum.

Based on total media library costs at December 31, 2008 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, we expect the amortization expense for the next five years to be approximately $2.4 million per annum.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We no longer amortize goodwill, but instead we review it for impairment annually or more frequently if impairment indicators arise, on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We use a traditional present value method for the purposes of testing for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

We have allocated the entire goodwill balance of $23.1 million at December 31, 2008 to our three segments: direct to consumer, business and solar.  The following table sets forth the changes in goodwill for the period December 31, 2006 through December 31, 2008 by segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Solar Segment	Total

Balance at December 31, 2006	$8,555	$17,035	$2,759	$28,349
Acquisitions	7,400	3,871	3,168	14,439
Foreign currency rate change	—	68	—	68
Balance at December 31, 2007	15,955	20,974	5,927	42,856
Acquisitions	939	7,044	20,484	28,467
Impairment losses recognized	(14,192)	(3,835)	(26,411)	(44,438)
Business dispositions	—	(3,705)	—	(3,705)
Balance at December 31, 2008	$2,702	$20,478	$—	$23,180

The gross carrying amount of our domain name intangibles, which were not subject to amortization, at December 31, 2007 was $0.3 million.  These domain name intangibles were fully impaired during the third quarter of 2008.  The following table represents our other intangibles subject to amortization by major class as of December 31, 2008 and 2007.

	As of December 31,
(in thousands)	2008	2007

Customer related:
Gross carrying amount	$250	$1,434
Accumulated amortization	(52)	(727)
	$198	$707
Marketing related:
Gross carrying amount	$817	$638
Accumulated amortization	(135)	(41)
	$682	$597

The amortization periods range from 36 to 84 months. Amortization expense for the years ended December 31, 2008 and 2007 was $1.1 million and $0.6 million, respectively. Based on the December 31, 2008 balance of other intangibles, we estimate amortization expense to be $0.2 million each year for 2009 through 2011, $0.1 million in 2012, and $0.04 million in 2013.

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

Revenues

Revenue consists of sales of products, media licensing, and solar energy integration contract fees. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. We recognize revenue from fixed price contracts using either the completed contract or percentage-of-completion method, based on the energy size of the solar energy integration project. We had two solar energy integration contracts accounted for under the percentage-of-completion method as of December 31, 2008 and none for 2007 and 2006. We present revenues net of taxes collected from customers. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenues arising from the product sale. We include postage and handling costs, which were approximately $13.1 million for 2008, $12.0 million for 2007, and $13.0 million for 2006, in selling and operating expense along with other fulfillment costs.

Share-Based Compensation

As of January 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, which requires companies to recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 12, Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. We will recognize estimated compensation for grants that were outstanding as of the effective date over the remaining service periods using the compensation cost estimated for the SFAS 123(R) pro forma disclosures.

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

Defined Contribution Plan

In 1999, we adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. Effective June 1, 2007, we began matching 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500, and during the year ended December 31, 2008, we made matching contributions of $0.3 million to the 401(k) plan.

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

Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments, net of income taxes. The disposition of our investment in our UK operations during the year ended December 31, 2008 resulted in a net loss which lowered our net income.  The foreign currency translation amount attributable to that entity and accumulated in the translation adjustment component of equity was removed from the other comprehensive income component of equity and reported as part of the loss on the sale of the investment.

Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of options. We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded common equivalent shares of 717,000, 186,000 and 262,000 from the computation of diluted net income (loss) per share for 2008, 2007 and 2006, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006

Numerator for basic and diluted net income (loss) per share	$(35,623)	$8,524	$5,644

Denominator:
Weighted average shares for basic net income (loss) per share	24,452	24,962	24,349

Effect of dilutive securities:
Weighted average of common stock and stock options	—	252	268

Denominators for diluted net income (loss) per share	24,452	25,214	24,617

Net income (loss) per share—basic	$(1.46)	$0.34	$0.23
Net income (loss) per share—diluted	$(1.46)	$0.34	$0.23

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

Also included in SFAS 141(R) are a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Consequently, we will adopt the provisions of SFAS 141(R) for our fiscal year beginning January 1, 2009. We believe that SFAS 141(R) is applicable to us, but such impact will be dependent on the nature of future acquisitions, if any.

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the estimated fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt SFAS 160 at the beginning of our fiscal year commencing January 1, 2009. We believe SFAS 160 will be applicable to us in that minority interest will be listed separately in shareholders’ equity, but we cannot yet reasonably estimate the other impacts to our consolidated financial statements.

In September 2006, FASB issued FASB Statement No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for non-recurring nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt the provisions of SFAS 157 for non-recurring nonfinancial assets and nonfinancial liabilities in our fiscal year commencing January 1, 2009. We currently believe that adoption of the provisions of SFAS 157 will not have a material impact on our consolidated financial statements.

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

3.                   Notes Receivable and Other Assets

As of December 31, 2008, our notes receivable and other assets consisted of $2.7 million in notes and $0.3 million in investments, and $0.2 million in other long-term assets.

As of December 31, 2007, our notes receivable and other assets consisted of $2.7 million in notes, $0.3 million in investments, and $1.1 million in other long-term assets.  On November 7, 2007, we entered into a cooperative business arrangement with Care2.com, Inc., whereby Care2 agreed that we will become the e-commence provider for Care2 in return for a percentage of our revenue generated from such customer leads.  Additionally, Care2 agreed to promote Gaiam subscriptions to Care2 customers and to not pursue subscription business.  We loaned Care2 $2.7 million, evidenced by a 6% interest bearing senior secured promissory note due November 7, 2011, purchased 254,237 shares of Care2 Series D-1 Preferred Stock for cash of $300,000, and received warrants to subscribe for and purchase from Care2 additional stock.  The warrants had no estimated fair value as of December 31, 2008 and 2007.

4.      Mergers and Acquisitions

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

During 2007 and 2008, we acquired businesses in all of our reporting segments.  The acquisitions in our direct to consumer segment strengthened our online community and expanded our offline distribution through print media.  Our business segment acquisitions broadened our professional fitness product line and increased our distribution channels in the professional markets.  Our solar segment acquisitions allowed us to expand our geographic presence in Northern California and establish a sales office in the sizable Southern California solar installation market.  The factors that contributed to purchase prices that resulted in recognition of goodwill were the target companies’ new and varied product and service offerings, anticipated and historical revenue and increased market share potential through broadened geographical reach and new market channels.

During the first quarter of 2008, Real Goods’ subsidiary, Real Goods Carlson, acquired certain assets of Carlson Solar, Inc., and we acquired 100% ownership interest of SPRI and the remaining 49.9% ownership interest of Conscious Enlightenment.  On May 23, 2008, Real Goods exchanged 280,000 shares of its Class A common stock for Real Goods’ current Chief Financial Officer’s 11.6% ownership in Real Goods Carlson, Inc.  Consideration paid for the minority interest of Real Goods Carlson was the same relative fair value as the equity received.  The assets acquired from Carlson Solar were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination.  Also during 2008, Real Goods acquired 100% ownership of Independent Energy Systems and Regrid Power, Inc.  The total initial cost of all the 2008 business acquisitions was $32.6 million, including direct acquisition costs, consisting of $14.2 million in cash, $5.1 million in our Class A common stock, $11.1 million in Real Goods Class A common stock, and $2.2 million in assumed liabilities. We used a period beginning two days before and two days after the date that the terms of the acquisition were agreed and announced in determining the estimated fair value of the securities issued in connection with these business acquisitions.

As additional consideration for Carlson Solar, Real Goods’ granted to the sellers warrants to purchase 30,000 shares of Real Goods’ Class A common stock at an exercise price of $3.20 per share.  The warrants commenced vesting upon the initial public offering of Real Goods’ Class A common stock.  In addition, the Regrid Power acquisition has contingent share consideration up to a maximum of 800,000 shares of Real Goods’ Class A common stock, based on Regrid Power’s revenue and earnings performance over its first 12 months following acquisition, but in no event will total consideration paid exceed one times the trailing twelve months revenues as of September 30, 2009.

For these acquisitions, we preliminarily recognized $20.3 million, $7.0 million, and $0.9 million of solar, business, and direct to consumer segment goodwill, respectively, of which $2.5 million is expected to be deductible for tax purposes, and $1.6 million of intangibles subject to amortization (50 month weighted-average useful life).  The marketing related intangibles were $1.3 million (51 month weighted-average useful life) and the customer related intangibles were $0.3 million (45 month weighted-average useful life).

Also during 2008, we vested 50% of the contingent consideration warrants related to the Marin Solar and Carlson Solar acquisitions as a result of the consummation of Real Goods’ initial public offering on May 13, 2008, for a total additional cost of $0.2 million, which we allocated to the solar segment goodwill. We are still in the process of finalizing our assessment of the estimated fair value of the net assets acquired during 2008 and, thus, the amount of goodwill and other intangibles is subject to refinement.

In 2008, we sold our investment in the non-LOHAS business publications that were acquired as part of a previous acquisition and sold our 51% ownership interest in Gaiam Limited, our UK subsidiary.  We received 50,000 shares of Gaiam Class A common stock, valued at $0.9 million, as part of the consideration for our UK subsidiary.  We also closed one of our direct to consumer segment businesses.

The following is supplemental unaudited pro forma information for the aggregated 2008 acquisitions and dispositions as if they had occurred on January 1, 2007. The pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of these 2008 acquisitions on our historical financial information.  The unaudited pro forma information should not be relied upon as being indicative of our results of operations had the acquisitions occurred on the dates assumed.  The unaudited pro forma financial information also does not project the results of operations for any future period or date.

	Pro Forma
	Year ended December 31,
(in thousands, except per share data)	2008	2007
	(unaudited)
Net revenue (a)	$267,259	$285,747
Income before income taxes and minority interest	$(50,795)	$16,617
Net income	$(33,675)	$9,663

Net income per share:
Basic	$(1.38)	$0.38
Diluted	$(1.38)	$0.38

(a)

International revenues, excluding our disposed UK operation, were $2.9 million during 2008 and $25.3 million during 2007.  This supplemental pro forma information has not been adjusted for our change in the first quarter of 2008 from traditional product sales to licensing arrangements for our international operations.

During 2007, we, and our solar subsidiary, acquired varying amounts of controlling ownership interest in several entities for a total initial cost of approximately $17.9 million, including direct acquisition costs and other liabilities, of which $14.5 million was paid in cash, $1.5 million in shares of our Class A common stock, and $1.9 million in assumed liabilities.  We used a period beginning two days before and two days after the date that the terms of the acquisition were agreed and announced in determining the estimated fair value of the securities issued in connection with these business acquisitions. Three of the acquisitions call for additional consideration, payable in cash or shares of our Class A common stock (up to a maximum of 50,000 shares), contingent upon the achievement of a certain membership threshold within the next two years or our sale of the acquired business or its assets, the amount of revenue generated from certain potential customers and the collection of certain rebates, or the attaining of a certain level of pre-tax profits in our community business over its first twelve months of operations.  As additional consideration for the Marin Solar acquisition, Real Goods, granted to the sellers warrants to purchase 40,000 shares of Real Goods’ Class A common stock at an exercise price of $3.20 per share.  The warrants commenced vesting upon the initial public offering of Real Goods’ Class A common stock.

The acquired companies included Zaadz, a leading social networking site in the LOHAS space; Lime, a multimedia lifestyle company; Conscious Enlightenment, an on-line and off-line community; and a solar system integration company. With regards to the acquisitions, we assumed liabilities for severance ($0.2 million) due to downsizing of the workforce, facility lease obligations ($0.2 million) as a result of relocation, and a noncancellable contract ($0.6 million) which obligated us to perform services with no future benefit to the combined companies.  During 2007, we charged $0.1 million to the severance liability, $0.1 million to the facility lease obligation liability, and $0.5 million to the noncancellable contract liability.  As of December 31, 2007, the remaining balances were immaterial.  In connection with the 2007 acquisitions, we recognized $7.3 million, $3.8 million and $3.2 million of direct to consumer, business and solar segment goodwill, respectively, of which we expect $3.8 million to be deductible for tax purposes, $1.4 million of intangibles subject to amortization (37 month weighted-average useful life), and $0.3 million of indefinite life domain names.  The amortizable intangibles are customer related of $0.8 million (23 month weighted-average useful life) and marketing related of $0.6 million (53 month weighted-average useful life).

At the time any the of remaining contingent consideration becomes determinable beyond a reasonable doubt, we will recognize it as additional purchase price and allocate it to goodwill and other intangibles, as appropriate.

5.             Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2008	2007
Land	$8,533	$3,100
Buildings	13,875	1,587
Furniture, fixtures and equipment	6,112	6,198
Leasehold improvements	1,668	1,754
Website development costs and other software	6,656	5,962
Studio, computer and telephone equipment	7,655	8,842
Vehicles	731	191
Warehouse and distribution equipment	1,406	1,730
	46,636	29,364
Accumulated depreciation and amortization	(19,255)	(19,855)
	$27,381	$9,509

6.             Asset Impairment and Other General Expense and Income

As a result of changes in the retail business climate, we impaired $44.4 million of goodwill, $27.1 million of media libraries, $1.5 million of other intangibles, $2.2 million of property and equipment (primarily web site development), $1.5 million of deferred advertising costs, and $3.3 million of other related assets during year ended December 31, 2008.  The impairment of goodwill, resulting from the application SFAS No. 142, Goodwill and Other Intangible Assets, was primarily driven by adverse financial market conditions that reduced our market capitalization below the net carrying value of our assets on our consolidated balance sheet as of December 31, 2008.  The impairment takes into account the deteriorating macro-economic environment, the reduced accessibility to the credit markets for customers, and the high degree of uncertainty about the eventual return to normalcy.  These noncash, partially tax deductible impairments (mostly goodwill) reduced the carrying value of these assets on our consolidated balance sheet for our business,  direct to consumer, and solar segments by $33.7 million, $19.1 million, and $27.2 million, respectively.  We estimated the fair value of each impaired asset category using a traditional present value technique, relying upon various sources of information for our assumptions, such as estimated future sales, internal budgets and projections, and judgment about existing brand potential.  Other general expense and income on our consolidated statement of operations for the year ended December 31, 2008 included these asset impairment losses of $80.0 million, and operating expenses related to the consummation of the Real Goods initial public offering and guaranteed payments that we are obligated to make, but for which we expect to receive no benefit, including reduction of force costs, totaling $2.9 million.

7.             Commitments and Contingencies

We lease office and warehouse space through operating leases.  Some of the leases have renewal clauses, which range from 1 to 10 years.

The following schedule represents the annual future minimum payments under these commitments, as of December 31, 2008:

(in thousands)	Operating
2009	$2,802
2010	2,027
2011	1,391
2012	1,211
2013	1,176
2014	1,042
2015	254
Total minimum lease payments	$9,903

We incurred rent expense of $3.8 million, $4.2 million and $4.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

8.             Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

(in thousands)	2008	2007
Accrued royalties	$1,572	$3,242
Accrued compensation	3,652	4,348
Income taxes payable	—	832
Other accrued liabilities	1,661	2,209
	$6,885	$10,631

9.             Line of Credit

We have a revolving line of credit agreement with a financial institution, which expires in October 2009.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At December 31, 2008, we had no amounts outstanding under this agreement; however, $1.4 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants.

10.          Income Taxes

Our provision for income tax expense (benefit) is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$(5,099)	$5,404	$2,115
State	122	1,196	474
International	—	(132)	(362)
	(4,977)	6,468	2,227
Deferred:
Federal	(1,321)	(624)	916
State	(1,048)	(138)	207
International	(196)	61	424
	(2,565)	(701)	1,547
Total	$(7,542)	$5,767	$3,774

Variations from the federal statutory rate are as follows:

(in thousands)	2008	2007	2006

Expected federal income tax expense (benefit) at statutory rate of 34%	$(18,743)	$4,944	$3,246
Effect of permanent impairment differences	13,766	—	—
Effect of permanent other differences	(139)	92	48
State income tax expense (benefit), net of federal benefit	(2,165)	721	433
Federal tax credits	(315)	—	—
Other	(26)	—	—
Effect of differences between U.S. taxation and foreign taxation	80	10	47
Income tax expense (benefit)	$(7,542)	$5,767	$3,774

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2008 and 2007 are as follows:

	December 31,
(in thousands)	2008	2007
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$1,049	$491
Inventory-related expense	781	1,322
Accrued liabilities	3,866	4,365
Worthless investment	1,598	—
Net operating loss, or NOL, carryforward	—	337
Prepaid and deferred catalog costs	(256)	(584)
Charitable carryforward	—	44
Foreign tax credit	—	30
Total current deferred tax assets	$7,038	$6,005
Non-current:
Depreciation and amortization	$(764)	$420
Section 181 qualified production expense	(3,071)	(2,770)
NOL carryforward	11,871	6,891
Charitable carryforward	592	—
Gain from issuance of subsidiary stock	(12,662)	—
Impairment of assets	10,291	—
Tax credits	863	30
Foreign exchange rate gain	(590)	(551)
Other	(454)	37
Total non-current deferred tax assets	$6,076	$4,057
Total net deferred tax assets	$13,114	$10,062

The sources of income (loss) before income taxes and minority interests are as follows:

(in thousands)	2008	2007	2006
Domestic	$(53,999)	$14,841	$9,339
International	(1,128)	(240)	207
	$(55,127)	$14,601	$9,546

At December 31, 2008, we had made no provision for U.S. federal and state income taxes on approximately $331,000 of undistributed foreign losses, which are expected to remain outside of the U.S. indefinitely. Upon any future distribution of foreign earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Our foreign subsidiaries generated losses before minority interest and income taxes of approximately $473,000 during 2008.

At December 31, 2008 and 2007, we had NOL carryforwards of approximately $22.7 million and $18.7 million, respectively, which may be used to offset future taxable income. These carryforwards expire between 2019 and 2028. The Internal Revenue Code contains provisions that limit the NOL available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of NOL carryforwards from tax periods prior to the ownership changes. Our NOL carryforwards as of December 31, 2008 are subject to annual limitations due to changes in ownership.

An alternative minimum tax credit carryforward of approximately $480,000 is available to offset future regular tax liabilities and has no expiration date.  We also have general business tax credit carryforwards for federal income tax purposes at December 31, 2008 of approximately $238,000, which are available to reduce future federal income taxes, if any, and expire through 2028.

We expect all the deferred tax assets at December 31, 2008 to be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities. We had no valuation allowance as of December 31, 2008 or 2007.  We realized $0.2 million and $0.7 million in tax benefits recorded to additional paid-in capital as a result of the exercise of stock options for the years ended December 31, 2008 and 2007, respectively.

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting of Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our Consolidated balance sheets and Consolidated statements of operations. The result of the reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our consolidated financial statements. Our federal tax returns for all years after 2004 and our state tax returns after 2003 are subject to future examination by tax authorities for all our tax jurisdictions.  We recognize interest and penalties related to income tax matters in other income (expense) and corporate, general and administration expenses, respectively.

11.          Shareholders’ Equity

During 2008, we issued a total of 2,810 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2007 and 2008; issued 221,152 shares of our Class A common stock as part of the consideration to acquire the remaining and controlling ownership interests in two businesses (see Note 4, Mergers and Acquisitions); and issued 133,360 shares of our Class A common stock upon exercise of options under our 1999 Long-Term Incentive Plan, including 110,000 shares exercised and held by our President.

Additionally, during 2008, we repurchased 1,372,285 shares of our Class A common stock for a total cost of $19.3 million.  See also Note 4, Mergers and Acquisitions.  We recorded these repurchases of our shares in accordance with the cost method of accounting for treasury stock.  Since we have not yet decided the ultimate disposition of the re-acquired shares, their combined cost is reflected in the consolidated balance sheet at December 31, 2008 as a $19.3 million reduction to additional paid-in capital.

During 2008, Real Goods completed an initial public offering of 5.5 million shares resulting in net proceeds of $48.2 million to Real Goods, issued 280,000 shares valued at $1.9 million to acquire a minority interest in one of its subsidiaries and issued 2,094,679 shares valued at $9.2 million as partial consideration to acquire 100% ownership of two businesses (see Note 4, Mergers and Acquisitions), issued an additional 15,297 shares valued at $94,000 to compensate nonemployee board members for services rendered, and made other non-stock related equity transactions, for a net gain of $33.7 million to us.  Real Goods uses a period beginning two days before and two days after the date that the terms of the acquisition are agreed to and announced in determining the estimated fair value of the securities issued.  Following these transactions we owned 55.9% of Real Goods.  The Real Goods shares are generally valued based upon the closing price of Real Goods’ Class A common stock, which has ranged from $3.65 to $7.50 per share during the period from May 13, 2008 to December 31, 2008.  The portion of our gain resulting from Real Goods selling new shares, $32.8 million, is reflected in gain from issuance of subsidiary stock on our consolidated statements of operations for the year ended December 31, 2008 and has been tax affected.  The remaining net gain resulting from other Real Goods non-stock related equity transactions, which consisted of the assumption by Real Goods’ minority interest shareholders of their respective portion of Real Goods’ tax sharing agreement obligation to us, the recognition of the Carlson Solar and Marin Solar contingent warrant consideration upon consummation of Real Goods’ IPO (see Note 4, Mergers and Acquisitions), and stock option share-based compensation expense, none of which were tax effected, are recorded as increases to additional paid-in capital on our consolidated balance sheet at December 31, 2008.

As of December 31, 2008, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 1999 Long-Term Incentive Plan:
Stock options outstanding	1,219,310
Shares reserved for issuance to directors in lieu of cash compensation for 2008 services rendered	2,543
Total shares reserved for future issuance	6,621,853

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

As part of additional consideration for the acquisition of solar energy integrator businesses, Real Goods issued, during 2007 and 2008, seven-year warrants to purchase 70,000 shares of Real Goods’ Class A common stock at an exercise price of $3.20 per share. See Note 4, Mergers and Acquisitions.

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

On February 6, 2007, we entered into a stock repurchase agreement with Revolution Living and Alps, whereby we repurchased 2.5 million of our Class A common stock from Revolution Living for $13.14 per share or $32.8 million in cash, Alps prepaid its promissory note principal plus accrued interest in the amount of $2.4 million, Alps acquired our investment in Lime for $1.5 million in cash, and David Golden, Chief Financial Officer of Revolution, resigned from the Board of Directors of Gaiam. Also as part of the Agreement, Jirka Rysavy, our Chairman and largest shareholder, purchased for $7.2 million Revolution Living’s option to acquire approximately 2.3 million of his Gaiam shares at $10 per share. The price to repurchase the option was calculated as the spread between the negotiated $13.14 share price for our purchase of the shares from Revolution Living and the $10 option exercise price. The $13.14 per share price agreed to by the parties was the average price over the last 90 days of our shares prior to the closing. We accounted for the re-acquired stock under the cost method. Since we have not yet decided the ultimate disposition of the re-acquired stock, we reflected its cost at December 31, 2007 as a $32.9 million reduction to additional paid-in capital.

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

12.          Share-Based Compensation

Our share-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers, and directors, and to align shareholder and employee interests. We grant options under our 1999 Long-Term Incentive Plan, which provides for the granting of options to purchase up to 3 million shares of our Class A common stock and terminates no later than June 1, 2009. We generally grant options under our Plan with an exercise price equal to the closing market price of our stock at the date of the grant and the options normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employee options and two years for Board members’ options and named executive officers’ restricted stock awards. Grants typically expire seven years from the date of grant.

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. We derive the expected terms from the historical behavior of participant groupings.  We base expected volatilities on the historically realized volatility of our stock over the expected term. Our use of historically realized volatilities is based upon the expectation that future volatility over the expected term is not likely to differ from historical results. We base the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the option valuation model. In accordance with SFAS No. 123R, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data by participant groupings to estimate option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

	2008	2007	2006

Expected volatility	52% - 60%	49% - 59%	51% - 61%
Weighted-average volatility	56%	57%	59%
Expected dividends	0%	0%	0%
Expected term (in years)	5.0 – 6.5	2.0 – 5.8	1.5 – 5.9
Risk-free rate	2.50% - 4.13%	4.13% - 4.88%	4.27% - 5.13%

The table below presents a summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	883,670	$11.02
Granted	509,500	9.15
Exercised	(133,360)	10.00
Forfeited or expired	(40,500)	18.35
Outstanding at December 31, 2008	1,219,310	$10.17	4.8	$—
Exercisable at December 31, 2008	424,700	$8.37	2.6	$—

We issue new shares upon the exercise of options. We received $1.3 million and $2.7 million in cash from stock options exercised during 2008 and 2007, respectively. The weighted-average grant-date fair value of options granted during the years 2008, 2007, and 2006 was $4.67, $8.28, and $8.06, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $0.6 million, $2.1 million, $6.3 million, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was and $0.9 million, $0.7 million, and $0.4 million, respectively.

Our share-based compensation cost charged against income was $1.5 million, $1.1 million, and $0.7 million during 2008, 2007, and 2006, respectively, and is shown in corporate, general and administration expenses. The total income tax benefit recognized for share-based compensation was $0.2 million, $0.4 million, and $0.3 million for 2008, 2007, and 2006, respectively.  As of December 31, 2008, there was $3.7 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under the Plan.  We expect that cost to be recognized over a weighted-average period of 3.33 years.

During 2008, Real Goods granted 257,000 new stock options and cancelled 69,000 stock options under the Real Goods 2008 Long-Term Incentive Plan. Some of the stock options vest 2% per month commencing on the eleventh month following date of grant and the remainder commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ended December 31, 2008. For the performance based stock options, the performance condition was not attained and therefore no compensation expense for those grants was recorded.

In 2007, Real Goods’ predecessor granted stock options at $0.20 per share that Real Goods assumed on January 31, 2008 at an exercise price of $3.20 per share. The options assumed are for Real Goods Class A common stock and have a total cost of $0.5 million. These options vested 50% on May 13, 2008 when Real Goods’ initial public offering was consummated (see Note 11 , Shareholders’ Equity) and this vested portion was recorded as an offering cost. The remaining options vest 2% each month after May 2008.

13.          Segment and Geographic Information

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

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Prior period amounts have been recast to reflect the addition of our solar reporting segment.  Contribution margin is defined as net revenue, less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Year Ended December 31,
(in thousands)	2008		2007	2006
Net revenue:
Direct to consumer	$129,832		$132,540	$108,896
Business	88,912		111,481	93,772
Solar	38,428		18,922	16,812
Consolidated net revenue	257,172		262,943	219,480
Contribution margin (loss):
Direct to consumer	(29,871	)(a)	(3,091)	(2,710)
Business	(28,277	)(a)	13,358	7,932
Solar	(30,995	)(a)	186	419
Consolidated contribution margin (loss)	(89,143)		10,453	5,641
Reconciliation of contribution margin (loss) to net income (loss):
Gain from issuance of subsidiary stock	32,800		—	—
Interest and other income	1,216		4,148	3,905
Income tax expense (benefit)	(7,542)		5,767	3,774
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	11,962		(310)	(128)
Net income (loss)	$(35,623)		$8,524	$5,644

(a)

For the year ended December 31, 2008, the contribution margins for the direct to consumer, business and solar segments include asset impairment and related charges of $20.4 million, $35.3 million and $27.2 million, respectively. See Note 6, Asset Impairment and Other General Expenses and Income.

The following is a reconciliation of reportable segments’ assets to our consolidated total assets.  The amounts as of December 31, 2007 and 2006 have been recast for our new solar segment and unallocated corporate amounts.  Other unallocated corporate amounts are comprised of cash, current and deferred taxes and property and equipment.

	As of December 31,
(in thousands)	2008	2007	2006
Total assets:
Direct to consumer	$30,857	$61,235	$35,119
Business	90,133	115,940	108,553
Solar	38,954	4,701	8,691
Other unallocated corporate amounts	42,154	58,836	98,605
	$202,098	$240,712	$250,968

Major Customer

Sales to our largest customer for 2008, 2007 and 2006 accounted for less than 8.9%, 10.0% and 10.1% of total revenue, respectively, during these periods and are reported in our business segment.

Geographic Information

We sell and distribute essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada, Mexico, Japan, and the U.K., and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006
Revenue:
United States	$250,062	$229,279	$206,584
International	7,110	33,664	12,896
	$257,172	$262,943	$219,480
Long-Lived Assets:
United States	$39,855	$47,794	$44,172
International	555	1,521	1,750
	$40,410	$49,315	$45,922

	As of December 31,
(in thousands)	2008	2007	2006
Components of Long-Lived Assets (a):
Property and equipment, net	$27,381	$9,509	$7,784
Media Library, net	12,102	37,566	37,201
Other Intangibles, net	880	1,554	530
Notes receivable and other assets	47	686	407
	$40,410	$49,315	$45,922

(a)

Excludes other non-current assets (non-current deferred tax assets, net, goodwill, investments, notes receivable, and security deposits) of $32,456, $50,331, and $38,199 for 2008, 2007, and 2006, respectively.

14.          Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	Fiscal Year 2008 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$65,173	$57,217	$60,285	$74,497
Gross profit	40,978	36,153	33,845	38,269
Income (loss) before income taxes and minority interests (a)	3,135	4,184	(16,922)	(45,524)
Net income (loss)	2,213	2,581	(10,115)	(30,302)
Diluted net income (loss) per share	$0.09	$0.10	$(0.42)	$(1.26)
Weighted average shares outstanding-diluted	25,352	24,895	24,020	23,980

	Fiscal Year 2007 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$58,458	$52,361	$70,318	$81,806
Gross profit	37,476	33,631	46,144	51,127
Income (loss) before income taxes and minority interests	2,828	(783)	5,224	7,332
Net income (loss)	1,752	(346)	2,918	4,200
Diluted net income (loss) per share	$0.07	$(0.01)	$0.12	$0.17
Weighted average shares outstanding-diluted	25,813	24,655	24,970	25,154

(a)

During 2008, we recognized gains on the issuance of our subsidiary’s stock and charges for impaired goodwill, intangibles, and other related assets and expenses, resulting in a net gain of $4.6 million in the second quarter of 2008 and net losses of $13.9 million and $40.8 million in the third and fourth quarters of 2008, respectively. See Note 6, Asset Impairment and Other General Expenses and Income.

GAIAM, INC.

Financial Statement Schedule II

Consolidated valuation and qualifying accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses (a)	Deductions	Balance at End of Year (a)

Allowance for Doubtful Accounts:
2008	$1,279	$2,592	$1,167	$2,704
2007	$1,443	$312	$476	$1,279
2006	$826	$2,917	$2,300	$1,443

Allowance for Product Returns:
2008	$6,759	$22,245	$24,604	$4,400
2007	$6,891	$30,216	$30,348	$6,759
2006	$4,819	$17,457	$15,385	$6,891

(a)             Includes reserves associated with acquired assets/companies.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2008, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on that assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The operating effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2009, to be filed with the Commission pursuant to Regulation 14A.

On March 9, 2009, Lynn Powers, Gaiam’s President and Chief Executive Officer of North American operations, assumed the position of Chief Executive Officer and President.  Jirka Rysavy, Gaiam’s Chairman of the Board, Previously held the title of Chief executive Officer and will continue to serve as Chairman.

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

Item 11.      Executive Compensation

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2009, to be filed with the Commission pursuant to Regulation 14A.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2009, to be filed with the Commission pursuant to Regulation 14A.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2009, to be filed with the Commission pursuant to Regulation 14A.

Item 14.      Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2009, to be filed with the Commission pursuant to Regulation 14A.

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

10.2

First Amendment to Credit Agreement executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2008).

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

10.8	Form of Employment Agreement between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.3 of Gaiam’s current report on Form 8-K dated August 3, 2005).*

10.9	Form of Employment Agreement between Gaiam, Inc. and Lynn Powers (incorporated by reference to Exhibit 10.4 of Gaiam’s current report on Form 8-K dated August 3, 2005).*

10.10

Insurance and Stock Redemption Agreement dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.11	Form of Stock Option Agreement under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).*

21.1	List of Gaiam Subsidiaries (filed herewith).

23.1	Consent letter from Ehrhardt Keefe Steiner & Hottman PC (filed herewith).

31.1	Certification of the Chairman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chairman March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board and Chairman	March 3, 2009
Jirka Rysavy	(Principal Executive Officer)

/s/ Lynn Powers	Chief Executive Officer,	March 3, 2009
Lynn Powers	President and Director

/s/ James Argyropoulos	Director	March 3, 2009
James Argyropoulos

/s/ Barnet M. Feinblum	Director	March 3, 2009
Barnet M. Feinblum

/s/ Barbara Mowry	Director	March 3, 2009
Barbara Mowry

/s/ Paul H. Ray	Director	March 3, 2009
Paul H. Ray

/s/ Vilia Valentine	Chief Financial Officer	March 3, 2009
Vilia Valentine	(Principal Accounting Officer)