Form 10-Q
period 2009-03-31
GAIAM, INC
filed 2009-05-11
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-27517

GAIAM, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1113527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

833 WEST SOUTH BOULDER ROAD,
LOUISVILLE, COLORADO 80027
(Address of principal executive offices)

(303) 222-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2009
Class A Common Stock ($.0001 par value)	17,617,890
Class B Common Stock ($.0001 par value)	5,400,000

GAIAM, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, consumer trends, acquisitions, new initiatives undertaken by us, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, our founder’s control of us, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2009, the interim results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. These interim statements have not been audited. The balance sheet as of December 31, 2008 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2008.

GAIAM, INC.
Condensed consolidated balance sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,198	$31,965
Accounts receivable, net	23,013	33,664
Inventory, less allowances	32,581	40,782
Deferred advertising costs	2,569	2,578
Receivable and deferred tax assets	13,249	15,448
Other current assets	4,854	4,795
Total current assets	114,464	129,232

Property and equipment, net	27,856	27,381
Media library, net	12,157	12,102
Deferred tax assets, net	7,416	6,076
Goodwill	23,434	23,180
Other intangibles, net	828	880
Notes receivable and other assets	3,230	3,247
Total assets	$189,385	$202,098

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,394	$26,567
Accrued liabilities	6,577	6,885
Total current liabilities	23,971	33,452

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 18,599,890 and 18,541,201 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2009 and December 31, 2008	1	1
Additional paid-in capital	164,275	163,652
Accumulated other comprehensive income	88	88
Accumulated deficit	(13,365)	(10,275)
Total Gaiam, Inc. shareholders’ equity	151,001	153,468
Noncontrolling interest	14,413	15,178
Total equity	165,414	168,646
Total liabilities and equity	$189,385	$202,098

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
	(unaudited)
Net revenue	$55,923	$65,173
Cost of goods sold	24,937	24,195
Gross profit	30,986	40,978

Expenses:
Selling and operating	33,943	34,933
Corporate, general and administration	3,269	3,379
Total expenses	37,212	38,312

Income (loss) from operations	(6,226)	2,666

Interest and other income	74	469

Income (loss) before income taxes and noncontrolling interest	(6,152)	3,135

Income tax expense (benefit)	(2,249)	1,238

Net income (loss)	(3,903)	1,897

Net loss attributable to noncontrolling interest	813	316

Net income (loss) attributable to Gaiam, Inc.	$(3,090)	$2,213

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.13)	$0.09
Diluted	$(0.13)	$0.09

Weighted-average shares outstanding:
Basic	23,957	25,084
Diluted	23,957	25,352

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2009	2008
	(unaudited)
Operating activities
Net income (loss)	$(3,090)	$2,213
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	760	812
Amortization	857	1,682
Noncontrolling interest in consolidated subsidiaries	(813)	(316)
Net gain on disposition of investments	—	(175)
Share-based compensation expense	556	323
Deferred and stock option income tax expense (benefit)	(2,635)	2,035
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	10,651	3,269
Inventory, net	8,201	533
Deferred advertising costs	(189)	56
Income taxes receivable	3,239	—
Other current assets	(111)	(145)
Accounts payable	(9,109)	(9,424)
Accrued liabilities	(308)	(2,225)
Net cash provided by (used in) operating activities	8,009	(1,362)

Investing activities
Purchase of property, equipment and media rights	(1,776)	(6,515)
Purchase of acquisitions and note, net of cash acquired	—	(7,504)
Disposition of investments, net	—	(1,381)
Net cash used in investing activities	(1,776)	(15,400)

Financing activities
Repurchase of Class A common stock, including related costs	—	(1,332)
Net cash used in financing activities	—	(1,332)

Effects of exchange rates on cash and cash equivalents	—	(13)

Net change in cash and cash equivalents	6,233	(18,107)
Cash and cash equivalents at beginning of period	31,965	66,258
Cash and cash equivalents at end of period	$38,198	$48,151

Supplemental cash flow information
Interest paid	$1	$29
Income taxes paid	$359	$62
Common stock issued for acquisitions	$64	$5,105

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

2.     Significant Accounting Policies

No changes were made to our significant accounting policies during the three months ended March 31, 2009, except for the adoption of Financial Accounting Standards Board, or FASB, Statements No. 141(R), Business Combinations, No. 157, Fair Value Measurements, No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, and No. 161, Disclosures about Derivatives and Hedging Activities — an Amendment of FASB Statement 133.  SFAS 141(R) requires an entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and changes the accounting treatment for certain specific items.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 161enhances required disclosures regarding derivatives and hedging activities.  We have applied SFAS 160 by reclassifying amounts formerly referred to as minority interests in our condensed consolidated balance sheets and condensed consolidated statements of operations.  Aside from this presentation change, the implementation of these statements did not have a material impact on our unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2009.

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

3.              Equity

During the first three months of 2009, we issued a total of 8,689 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2009; issued 25,000 shares of our Class A common stock as contingent consideration for a business acquired in 2007 (see Note 8. Mergers and Acquisitions); and issued 25,000 shares of our Class A common stock for consulting services.

Our subsidiary, Real Goods Solar, Inc. (“Real Goods”), issued 15,424 shares valued at $31,000 to compensate nonemployee board members for services rendered during the first quarter of 2009.

The following is a reconciliation at the beginning and the end of the first quarter of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest

Balance at December 31, 2008	$168,646	$—	$(10,275)	$88	$3	$163,652	$15,178
Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	597	—	—	—	—	597	—
Issuance of subsidiary stock in conjunction with compensation	74	—	—	—	—	26	48
Comprehensive loss:
Net loss	(3,903)	(3,903)	(3,090)	—	—	—	(813)
Comprehensive loss	(3,903)	$(3,903)	—	—	—	—	—
Balance at March 31, 2009	$165,414		$(13,365)	$88	$3	$164,275	$14,413

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods on Gaiam, Inc.’s equity.

	Three Months Ended March 31,
(in thousands, except share data)	2009	2008

Net income (loss) attributable to Gaiam, Inc.	$(3,090)	$2,213
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 15,424 Real Goods common shares in conjunction with compensation	26	—
Change from net income (loss) attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(3,064)	$2,213

4.               Comprehensive Income (Loss)

Our comprehensive income (loss), net of related tax effects, was as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008

Net income (loss)	$(3,903)	$1,897
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of reclassification and related tax	—	(898)
Total other comprehensive loss, net of tax	—	(898)
Comprehensive income (loss)	(3,903)	999
Comprehensive loss attributable to the noncontrolling interest	813	316
Comprehensive income (loss) attributable to Gaiam, Inc.	$(3,090)	$1,315

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

5.               Share-Based Payments

During the first quarter of 2009, for options previously granted to 49 employees, we reset the exercise price to $5.00 per share.  The options shall continue to vest over their remaining original vesting periods.  These modifications will result in total incremental share-based compensation cost of approximately $212,000 over the next 5 years.

In addition to the deemed new grants and cancellations resulting from the exercise price modification explained above, during the first quarter of 2009, we granted 75,500 stock options to employees and cancelled 32,260 stock options. Total share-based compensation recognized was $0.6 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

Also during the first quarter of 2009, Real Goods granted 449,500 new stock options and cancelled 122,000 stock options under the Real Goods 2008 Long-Term Incentive Plan. The cancelled options resulted primarily from the nonattainment of the performance condition for 2008.  The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2009. For these performance based stock options, the attainment of the performance condition was not probable as of March 31, 2009 and, therefore, no compensation expense for these grants has been recorded.

6.               Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded common equivalent shares of 1,242,000 and 74,000 from the computation of diluted net income (loss) per share for the three months ended March 31, 2009 and 2008, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008

Numerator for basic and diluted net income (loss) per share	$(3,090)	$2,213
Denominator:
Weighted average share for basic net income (loss) per share	23,957	25,084
Effect of dilutive securities:
Weighted average of common stock and stock options	—	268
Denominator for diluted net income (loss) per share	23,957	25,352

Net income (loss) per share attributable to Gaiam, Inc. common shareholders – basic	$(0.13)	$0.09
Net income (loss) per share attributable to Gaiam, Inc. common shareholders – diluted	$(0.13)	$0.09

7.               Segment Information

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

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Prior period amounts have been recast to reflect the addition of our solar reporting segment.  Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net revenue:
Direct to consumer	$27,689	$32,205
Business	18,703	26,400
Solar	9,531	6,568
Consolidated net revenue	55,923	65,173
Contribution margin (loss):
Direct to consumer	(3,580)	(1,165)
Business	(394)	4,320
Solar	(2,252)	(489)
Consolidated contribution margin (loss)	(6,226)	2,666
Reconciliation of contribution margin (loss) to net income (loss) attributable to Gaiam, Inc.:
Interest and other income	74	469
Income tax expense (benefit)	(2,249)	1,238
Net loss attributable to noncontrolling interest	813	316
Net income (loss) attributable to Gaiam, Inc.	$(3,090)	$2,213

8.               Mergers and Acquisitions

During the first quarter of 2009, we issued 25,000 shares of our Class A common stock worth $64,000 as contingent consideration for one of our 2007 business acquisitions.  Two of our acquisitions still have contingent consideration arrangements for which the amounts are not yet determinable.  One calls for additional consideration, payable in cash, contingent upon the achievement of a certain membership threshold by August 2009 or our sale of the acquired business or its assets.  The other, Real Goods’ acquisition, has contingent share consideration up to a maximum of 800,000 shares of Real Goods’ Class A common stock, based on the acquired business’ revenue and earnings performance over the twelve months ending September 30, 2009, but in no event will total consideration paid exceed one times the trailing twelve months revenues as of September 30, 2009.  At the time any of the remaining contingent consideration becomes determinable, we will recognize it as additional purchase price and allocate it to goodwill and other intangibles.

We are still in the process of finalizing our assessment of the estimated fair value of the net assets acquired during the latter half of 2008 and, thus, the amount of goodwill and other intangibles is subject to refinement.

9.               Subsequent Events

On April 6, 2009, we repurchased 932,000 shares of our Class A common stock at a price of $3.00 per share. The purchase was a negotiated transaction.

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

Our business segment sells to retailers, with our products available in approximately 72,000 retail doors in the United States, up from 71,000 a year ago. During the first quarter of 2009, this segment generated revenue of $18.7 million, down from $26.4 million during the first quarter of 2008. Excluding international revenues, which were effected by the transition from product sales to licensing arrangements and the disposition of our UK subsidiary, the business segment revenue decreased 20%.  Domestic gross revenue, which is gross sales to retailers (and does not include deductions and allowances), was down 5%. During the quarter we expanded our store-within-store presentations, which include customer fixtures that we design, to over 10,500 locations, up from 7,100 at the end of March 2008.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing online and off-line community, and customer feedback on us and the LOHAS industry’s focus and future. During the first quarter of 2009, this segment generated revenues of $27.7 million, down from $32.2 million during the first quarter of 2008.  This decrease reflects a planned reduction to our catalog circulation of 39% and the overall economic environment, partially offset by revenue growth with our direct response marketing programs.

Our solar segment offers residential and small commercial solar energy integration services.  On May 13, 2008, our solar integration business consummated an initial public offering and has since been managed as a separate segment.  Through recent acquisitions, this business has grown its sales and expanded its market territories.  During the first quarter of 2009, this segment generated revenues of $9.5 million, up from $6.6 million during the first quarter of 2008.  Real Goods uses its IPO proceeds to fund their working capital needs and general corporate purposes, which may include future acquisitions of businesses.

We believe our growth will be driven by media content, products, and online community offerings delivered to the consumer via Internet, retailers, licensing, electronic downloads and subscription systems. We have increased our focus on our media content creation and distribution, which strategically provides increased branding opportunities, higher operating contribution and greater mainstream penetration.

We believe a number of factors are important to our long-term success, including building our brands, increasing international growth by expanding into new markets primarily through license arrangements, extending our product lines into wellness, and edutainment, and enhancing our multimedia platform community through new media opportunities, new membership programs, initiatives and acquisitions.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008

Net revenue	100.0%	100.0%
Cost of goods sold	44.6%	37.1%
Gross profit	55.4%	62.9%

Expenses:
Selling and operating	60.7%	53.6%
Corporate, general and administration	5.8%	5.2%
Total expenses	66.5%	58.8%

Income (loss) from operations	-11.1%	4.1%

Interest and other income	0.1%	0.7%
Income tax expense (benefit)	-4.0%	1.9%
Net loss attributable to noncontrolling interest	1.5%	0.5%
Net income (loss) attributable to Gaiam, Inc.	-5.5%	3.4%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net revenue. Net revenue decreased $9.3 million, or 14.2%, to $55.9 million during the first quarter of 2009 from $65.2 million during the first quarter of 2008. Net revenue in our direct to consumer segment decreased $4.5 million to $27.7 million during the first quarter of 2009 from $32.2 million during the first quarter of 2008. This decrease in the direct to consumer segment net revenue primarily reflects overall slower consumer spending and our decision to reduce catalog circulation by 39%, partially offset by revenue growth with our direct response marketing programs.  Net revenue in our business segment decreased $7.7 million to $18.7 million during the first quarter of 2009 from $26.4 million during the first quarter of 2008, primarily reflecting conservative retail buying, higher deductions and allowances to retailers, and changes in our international reporting, which includes the shift to licensing arrangements and the disposition of our UK operations. Domestic gross revenue, which is domestic gross sales to retailers (and does not include deductions and allowances), was down 5.0%.  Net revenue in our solar segment increased $2.9 million to $9.5 million during the first quarter of 2009 from $6.6 million during the first quarter of 2008, primarily due to the acquisitions during 2008.

Gross profit. Gross profit decreased $10.0 million, or 24.4%, to $31.0 million during the first quarter of 2009 from $41.0 million during the first quarter of 2008. As a percentage of net revenue, gross profit decreased to 55.4% during the first quarter of 2009 from 62.9% during the first quarter of 2008.  Gross profit in our direct to consumer segment decreased $3.2 million, or 14.5%, to $19.3 million during the first quarter of 2009 from $22.6 million during the first quarter of 2008 and, as a percentage of net revenue, decreased to 69.8% during the first quarter of 2009 from 70.2% during the first quarter of 2008  reflecting lower revenues.  Gross profit in our business segment decreased $7.2 million, or 43.4%, to $9.4 million during the first quarter of 2009 from $16.5 million during the first quarter of 2008 and, as a percentage of net revenue, decreased to 50.1% during the first quarter of 2009 from 62.6% during the first quarter of 2008, primarily reflecting the expansion of our category manager role in media at retailers (for which the setup requires higher deductions and allowances), expanding our distribution footprint by maintaining retail prices while absorbing cost increases from higher freight charges and the dollar decline, and greater participation in retailer discount programs and promotions.  Gross profit in our solar segment increased $0.5 million, or 25.3%, to $2.3 million during the first quarter of 2009 from $1.8 million during the first quarter of 2008 and, as a percentage of net revenue, decreased to 24.2% during the first quarter of 2009 from 28.0% during the first quarter of 2008, primarily reflecting the acquisition of Independent Energy Systems and Regrid Power which have larger average installation sizes that traditionally produce lower gross profit margins.

Selling and operating expenses. Selling and operating expenses decreased $1.0 million, or 2.8%, to $33.9 million during the first quarter of 2009 from $34.9 million during the first quarter of 2008.  This change is primarily a result of reduced catalog prospecting circulation, lower royalty payments, and less amortization due to the 2008 impairment of certain intangibles assets.    As a percentage of net revenue, selling and operating expenses increased to 60.7% during the first quarter of 2009 from 53.6% during the first quarter of 2008 reflecting lower revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.1 million, or 3.3%, to $3.3 million during the first quarter of 2009 from $3.4 million during the first quarter of 2008.  As of percentage of net revenue, corporate, general and administration expenses increased to 5.8% during the first quarter of 2009 from 5.2% during the first quarter of 2008 as a result of lower revenue.

Interest and other income. Interest and other income decreased $0.4 million to $0.1 million during the first quarter of 2009 from $0.5 million during the first quarter of 2008.  The lower interest earnings reflect the decrease in prevailing short-term interest rates and cash used to acquire our corporate facilities, acquire businesses and assets, and repurchase 1.3 million shares of our Class A common stock for $19.3 million. At March 31, 2009, the majority of our cash was in short-term treasuries.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased to $0.8 million during the first quarter of 2009 from $0.3 million during the first quarter of 2008 primarily as a result of the losses in our solar segment.

Net income (loss) attributable to Gaiam, Inc.  As a result of the above factors, net income attributable to Gaiam, Inc. decreased $5.3 million to a net loss of $3.1 million during the first quarter of 2009 from net income of $2.2 million during the first quarter of 2008.  Net income (loss) per share attributable to Gaiam, Inc. common shareholders decreased to a net loss of $0.13 per share during the first quarter of 2009 from net income of $0.09 per share during the first quarter of 2008.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development of our Internet and community platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product and service offerings, the ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed.

We have a revolving line of credit agreement with a financial institution that expires on October 22, 2009.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At March 31, 2009, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$8,009	$(1,362)
Investing activities	(1,776)	(15,400)
Financing activities	—	(1,332)
Effects of exchange rates on cash and cash equivalents	—	(13)
Net change in cash and cash equivalents	$6,233	$(18,107)

Operating activities. Our operating activities provided net cash of $8.0 million during the first quarter of 2009 and used net cash of $1.4 million during the first quarter of 2008. Our net cash provided by operating activities during the first quarter of 2009 was primarily attributable to decreased accounts receivable and inventory of $18.9 million and refunded income taxes of $3.2 million, partially offset by decreased accounts payable and accrued liabilities of $9.4 million and net loss of $3.1 million. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments.  Our net cash used by operating activities during the first quarter of 2008 was primarily attributable to decreased accounts payable and accrued liabilities of $11.6 million, partially offset by noncash adjustments to net income of $4.4 million, reductions in accounts receivable of $3.3 million, and net income of $2.2 million.

Investing activities. Our investing activities used net cash of $1.8 million and $15.4 million during the first quarters of 2009 and 2008, respectively. The net cash used in investing activities during the first quarter of 2009 was used primarily to acquire property and equipment for $1.3 million, of which $0.4 million was acquired to maintain normal operations, and purchase media for $0.5 million. Our net cash used in our investing activities during the first quarter of 2008 was used primarily to acquire businesses, property, equipment and other investments for $12.6 million and purchase media for $1.4 million.

Financing activities. Our financing activities used net cash of $1.3 million during the first quarter of 2008 primarily to repurchase 75,800 shares of our Class A common stock.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$9,195	$2,734	$3,082	$2,364	$1,015

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2008. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of March 31, 2009, our chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gaiam, Inc.
(Registrant)
May 11, 2009

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer and President

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(principal accounting officer)