Form 10-Q
period 2009-06-30
GAIAM, INC
filed 2009-08-07
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2009
Class A Common Stock ($.0001 par value)	17,684,226
Class B Common Stock ($.0001 par value)	5,400,000

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

PART I.              FINANCIAL INFORMATION

Item 1.                     Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2009, the interim results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. These interim statements have not been audited. The balance sheet as of December 31, 2008 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2008.

GAIAM, INC.
Condensed consolidated balance sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,755	$31,965
Accounts receivable, net	21,585	33,664
Inventory, less allowances	28,251	40,782
Deferred advertising costs	2,004	2,578
Receivable and deferred tax assets	13,496	15,448
Other current assets	4,560	4,795
Total current assets	112,651	129,232

Property and equipment, net	28,216	27,381
Media library, net	12,056	12,102
Deferred tax assets, net	7,985	6,076
Goodwill	24,166	23,180
Other intangibles, net	771	880
Notes receivable and other assets	3,211	3,247
Total assets	$189,056	$202,098

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,026	$26,567
Accrued liabilities	5,672	6,885
Total current liabilities	26,698	33,452

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,684,226 and 18,541,201 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	161,998	163,652
Accumulated other comprehensive income	88	88
Accumulated deficit	(14,568)	(10,275)
Total Gaiam, Inc. shareholders’ equity	147,521	153,468
Noncontrolling interest	14,837	15,178
Total equity	162,358	168,646
Total liabilities and equity	$189,056	$202,098

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net revenue	$60,475	$57,217	$116,398	$122,390
Cost of goods sold	29,029	21,064	53,966	45,259
Gross profit	31,446	36,153	62,432	77,131

Expenses:
Selling and operating	30,685	33,704	64,628	68,637
Corporate, general and administration	2,937	3,096	6,206	6,475
Other general income and expense	—	26,708	—	26,708
Total expenses	33,622	63,508	70,834	101,820

Loss from operations	(2,176)	(27,355)	(8,402)	(24,689)

Gain from issuance of subsidiary stock	—	31,270	—	31,270
Interest and other income	61	269	135	738

Income (loss) before income taxes and noncontrolling interest	(2,115)	4,184	(8,267)	7,319

Income tax expense (benefit)	(838)	1,653	(3,087)	2,891

Net income (loss)	(1,277)	2,531	(5,180)	4,428

Net loss attributable to noncontrolling interest	268	50	1,081	366

Net income (loss) attributable to Gaiam, Inc.	$(1,009)	$2,581	$(4,099)	$4,794

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.04)	$0.10	$(0.17)	$0.19
Diluted	$(0.04)	$0.10	$(0.17)	$0.19
Weighted-average shares outstanding:
Basic	23,076	24,707	23,514	24,895
Diluted	23,076	24,895	23,514	25,120

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2009	2008
	(unaudited)
Operating activities
Net income (loss)	$(4,099)	$4,794
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,559	1,552
Amortization	1,986	3,284
Noncontrolling interest in consolidated subsidiaries, net of tax	(1,081)	(366)
Net gain on disposition of investments and property	—	(579)
Share-based compensation expense	993	671
Deferred and stock option income tax benefit	(2,943)	(8,552)
Gain on issuance of subsidiary stock, net of tax	—	(19,193)
Impairment loss	—	25,879
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	12,093	4,103
Inventory, net	12,531	2,479
Deferred advertising costs	(45)	(1,161)
Income taxes receivable	2,731	(3,467)
Other current assets	59	96
Accounts payable	(5,477)	(8,367)
Accrued liabilities	(1,213)	(4,602)
Net cash provided by (used in) operating activities	17,094	(3,429)

Investing activities
Purchase of property, equipment and media rights	(3,368)	(22,813)
Purchase of acquisitions and note, net of cash acquired	—	(7,274)
Disposition of investments, net	—	(1,381)
Net cash used in investing activities	(3,368)	(31,468)

Financing activities
Proceeds from Real Goods stock issuances	—	48,154
Repurchase of Class A common stock, including related costs	(2,810)	(18,086)
Subsidiary’s payment of dividends	(194)	—
Proceeds from issuance of common stock and tax benefits from option exercises	68	1,508
Net cash (used in) provided by financing activities	(2,936)	31,576

Effects of exchange rates on cash and cash equivalents	—	(13)

Net change in cash and cash equivalents	10,790	(3,334)
Cash and cash equivalents at beginning of period	31,965	66,258
Cash and cash equivalents at end of period	$42,755	$62,924

Supplemental cash flow information
Interest paid	$12	$39
Income taxes paid	$417	$2,708
Common stock issued for acquisitions	$796	$5,105

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

2.               Significant Accounting Policies

No changes were made to our significant accounting policies during the three and six months ended June 30, 2009, except for the adoption of Financial Accounting Standards Board, or FASB, Statements No. 141(R), Business Combinations, No. 157, Fair Value Measurements, No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, and No. 161, Disclosures about Derivatives and Hedging Activities — an Amendment of FASB Statement 133.  SFAS 141(R) requires an entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions, and changes the accounting treatment for certain specific items.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and directs that gains from the issuance of subsidiary stock must be recognized in additional paid-in capital.  SFAS 161enhances required disclosures regarding derivatives and hedging activities.  We have applied SFAS 160 by reclassifying amounts formerly referred to as minority interests in our condensed consolidated balance sheets and condensed consolidated statements of operations.  Aside from this presentation change, the implementation of these statements did not have a material impact on our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS 165”), which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued.  SFAS 165 was effective for us beginning on April 1, 2009.  In accordance with SFAS 165, we have evaluated events subsequent to June 30, 2009 through August 7, 2009, which is the issuance date of this report, and concluded no material event occurred in this period which would either impact the results reflected in this report or our results going forward.

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

3.              Equity

During the six months ended June 30, 2009, we issued a total of 12,025 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2009; issued 25,000 shares of our Class A common stock as contingent consideration for a business acquired in 2007 (see Note 8. Mergers and Acquisitions); issued 25,000 shares of our Class A common stock for consulting services; and issued 13,000 of our Class A common stock upon exercise of options under our 1999 Long-Term Incentive Plan.

Additionally, during the first half of 2009, we repurchased 932,000 shares of our Class A common stock for a total cost of $2.8 million.  We recorded this repurchase of our shares in accordance with the cost method of accounting for treasury stock.  Since we have not yet decided the ultimate disposition of the re-acquired shares, their cost is reflected in our condensed consolidated balance sheet at June 30, 2009 as a $2.8 million reduction to additional paid-in capital.

Our subsidiary, Real Goods Solar, Inc. (“Real Goods”), issued 20,926 shares valued at $45,000 to compensate nonemployee board members for services rendered during 2009 and issued 363,504 shares valued at $0.7 million as contingent consideration for a business acquired in 2008 (see Note 8. Mergers and Acquisitions).  Following these transactions we owned 54.7% of Real Goods.  The portion of our gain resulting from Real Goods selling new shares, $0.1 million net of tax, is reflected in additional paid-in capital on our condensed consolidated balance sheet at June 30, 2009.

Another subsidiary, which is 51.4% owned by us, paid its shareholders dividends from earnings totaling $0.4 million and, as a result, the accumulated deficit on our condensed consolidated balance sheet at June 30, 2009 was decreased by $0.2 million.

The following is a reconciliation of our carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest:

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest

Balance at December 31, 2008	$168,646	$—	$(10,275)	$88	$3	$163,652	$15,178
Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	1,032	—	—	—	—	1,032	—
Issuance of subsidiary common stock in conjunction with acquisitions and compensation	864	—	—	—	—	124	740
Repurchase of stock	(2,810)	—	—	—	—	(2,810)	—
Dividends	(194)	—	(194)	—	—	—	—
Comprehensive loss:
Net loss	(5,180)	(5,180)	(4,099)	—	—	—	(1,081)
Comprehensive loss	(5,180)	$(5,180)	—	—	—	—	—
Balance at June 30, 2009	$162,358		$(14,568)	$88	$3	$161,998	$14,837

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods on Gaiam, Inc.’s equity:

	Six Months Ended
	June 30,
(in thousands, except share data)	2009	2008

Net income (loss) attributable to Gaiam, Inc.	$(4,099)	$4,794
Transfers from the noncontrolling interest:
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 384,430 Real Goods common shares in conjunction with acquisitions and compensation	124	—
Increase in Gaiam, Inc.’s paid-in capital in conjunction with Real Goods’ IPO and compensation	—	807
Change from net income (loss) attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(3,975)	$5,601

4.               Comprehensive Income (Loss)

Our comprehensive income (loss), net of related tax effects, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Net income (loss)	$(1,277)	$2,531	$(5,180)	$4,428
Other comprehensive loss, foreign currency translation adjustment, net of reclassification and related tax	—	—	—	(898)
Comprehensive income (loss)	(1,277)	2,531	(5,180)	3,530
Comprehensive loss attributable to the noncontrolling interest	268	50	1,081	366
Comprehensive income (loss) attributable to Gaiam, Inc.	$(1,009)	$2,581	$(4,099)	$3,896

Disposition of our investment in our UK operations during the quarter ended March 31, 2008 resulted in a net loss which lowered our net income for the first half of 2008.  The foreign currency translation amount attributable to that entity and accumulated in the translation adjustment component of equity was removed from the other comprehensive income component of equity and reported as part of the loss on the sale of the investment.

5.               Share-Based Payments

During the first quarter of 2009, for options previously granted to 49 employees, we reset the exercise price to $5.00 per share.  The options shall continue to vest over their remaining original vesting periods.  These modifications will result in total incremental share-based compensation cost of approximately $212,000 over the next 5 years.

In April 2009, we adopted a new plan, the Gaiam, Inc. 2009 Long-Term Incentive Plan (the “Plan”).  The purpose of this Plan is to advance our interests and those of our shareholders by providing incentives to certain persons who contribute significantly to our strategic and long-term performance objectives and growth.  An aggregate of not more than 3 million of our Class A shares, subject to certain adjustments, may be issued under this Plan, and the Plan terminates no later than April 23, 2019.  We generally grant options under our Plan with an exercise price equal to the closing market price of our stock at the date of the grant and the options normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employee options and two years for Board members’ options and named executive officers’ restricted stock awards. Grants typically expire seven years from the date of grant.

In addition to the deemed new grants and cancellations resulting from the exercise price modification explained above, during the first half of 2009, we granted 180,500 stock options to employees and cancelled 45,100 stock options.  Total share-based compensation recognized was $0.4 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

Also during the first half of 2009, Real Goods granted 449,500 new stock options and cancelled 149,000 stock options under the Real Goods 2008 Long-Term Incentive Plan. The cancelled options resulted primarily from the nonattainment of the performance condition for 2008.  The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2009. For these performance based stock options, the attainment of the performance condition was not probable as of June 30, 2009 and, therefore, no compensation expense for these grants has been recorded.

6.               Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded common equivalent shares of 947,000 and 319,000 for the three months ended June 30, 2009 and 2008, respectively, and 1,273,000 and 205,000 for the six months ended June 30, 2009 and 2008, respectively, from the computation of diluted net income (loss) per share because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Numerator for basic and diluted net income (loss) per share	$(1,009)	$2,581	$(4,099)	$4,794
Denominator:
Weighted average shares for basic net income (loss) per share	23,076	24,707	23,514	24,895
Effect of dilutive securities:
Weighted average of common stock and stock options	—	188	—	225
Denominators for diluted net income (loss) per share	23,076	24,895	23,514	25,120

Net income (loss) per share attributable to Gaiam, Inc. common shareholders - basic	$(0.04)	$0.10	$(0.17)	$0.19
Net income (loss) per share attributable to Gaiam, Inc. common shareholders — diluted	$(0.04)	$0.10	$(0.17)	$0.19

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

Although we are able to track revenues by sales channel, management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Prior period amounts have been recast to reflect the addition of our solar reporting segment.  Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net revenue:
Direct to consumer	$27,013	$28,947	$54,702	$61,152
Business	20,749	19,429	39,452	45,829
Solar	12,713	8,841	22,244	15,409
Consolidated net revenue	60,475	57,217	116,398	122,390
Contribution margin (loss):
Direct to consumer	(1,369)	(3,478)	(4,949)	(4,644)
Business	132	(23,745)	(262)	(19,424)
Solar	(939)	(132)	(3,191)	(621)
Consolidated contribution loss	(2,176)	(27,355)	(8,402)	(24,689)
Reconciliation of contribution loss to net income (loss) attributable to Gaiam, Inc.:
Gain from issuance of subsidiary stock	—	31,270	—	31,270
Interest and other income	61	269	135	738
Income tax expense (benefit)	(838)	1,653	(3,087)	2,891
Net loss attributable to noncontrolling interest	268	50	1,081	366
Net income (loss) attributable to Gaiam, Inc.	$(1,009)	$2,581	$(4,099)	$4,794

8.               Mergers and Acquisitions

During the first half of 2009, we issued 25,000 shares of our Class A common stock worth $64,000 as contingent consideration for one of our 2007 business acquisitions.  Another of our acquisitions from 2007 still has additional consideration, payable in cash, contingent upon the achievement of a certain membership threshold by August 2009 or our sale of the acquired business or its assets.

At the time any of the remaining contingent consideration becomes determinable, we will recognize it as additional purchase price and allocate it to goodwill.

As contingent consideration related to one of its 2008 business acquisitions, Real Goods issued 363,504 shares its Class A common stock with an estimated fair value of $0.7 million and allocated the additional consideration to goodwill, which is not expected to be tax deductible. Real Goods used a period beginning two days before and two days after the date that the consideration became payable in determining the estimated fair value of the securities issued.  Real Goods is still in the process of finalizing its assessment of the estimated fair value of the net assets related to business acquisitions during the latter half of 2008 and, thus, the amount its of goodwill and other intangibles is subject to refinement.

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

We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, community, subscriptions, and catalog, as well as through national retailers and corporate accounts.

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

Our business segment sells to retailers and, as of June 30, 2009, our products were carried in over 71,000 retail doors in the United States.  During the second quarter of 2009, this segment generated revenue of $20.7 million, up from $19.4 million during the second quarter of 2008. During the quarter we expanded our store-within-store presentations, which include custom fixtures that we design, to over 11,000 locations, up from 10,500 in the first quarter of 2009 and 7,500 at the end of the second quarter of last year.  In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media.  We have now expanded this strategy to over 4,000 doors, up from 3,500 at the end of the first quarter of 2009.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, an online and off-line community, and customer feedback on us and the LOHAS industry’s focus and future. During the second quarter of 2009, this segment generated revenues of $27.0 million, down from $28.9 million during the second quarter of 2008.  This decrease reflects a planned reduction to our catalog circulation of 40%, partially offset by revenue growth from our direct response marketing programs.

Our solar segment offers residential and small commercial solar energy integration services.  On May 13, 2008, our solar integration business consummated an initial public offering and has since been managed as a separate segment.  Primarily, through acquisitions, this business has grown its sales and expanded its market territories.  During the second quarter of 2009, this segment generated revenues of $12.7 million, up from $8.8 million during the second quarter of 2008.  Real Goods uses its IPO proceeds to fund its working capital needs and general corporate purposes, which may include future acquisitions of businesses.

We believe our growth will be driven by media content, products, and online community offerings delivered to the consumer via Internet, retailers, licensing, electronic downloads and subscription services. We have increased our focus on fitness media content creation and distribution, and media category management at retailers. Our recent licensing agreements will expand our distribution within the non-theatrical media category.

We believe a number of factors are important to our long-term success, including building our brands, expanding category management into new retailers and genres, increasing international growth by expanding into new markets primarily through license arrangements, extending our product lines and enhancing our multimedia platform community through new media opportunities, new membership programs, initiatives and acquisitions.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.0%	36.8%	46.4%	37.0%
Gross profit	52.0%	63.2%	53.6%	63.0%

Expenses:
Selling and operating	50.7%	58.9%	55.5%	56.1%
Corporate, general and administration	4.9%	5.4%	5.3%	5.3%
Other general income and expense	—%	46.7%	—%	21.8%
Total expenses	55.6%	111.0%	60.8%	83.2%

Loss from operations	(3.6)%	(47.8)%	(7.2)%	(20.2)%

Gain from issuance of subsidiary stock	—%	54.6%	—%	25.6%
Interest and other income	0.1%	0.5%	0.1%	0.6%
Income tax expense (benefit)	(1.4)%	2.9%	(2.7)%	2.4%
Net loss attributable to noncontrolling interest	0.4%	0.1%	0.9%	0.3%
Net income (loss) attributable to Gaiam, Inc.	(1.7)%	4.5%	(3.5)%	3.9%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net revenue. Net revenue increased $3.3 million, or 5.7%, to $60.5 million during the second quarter of 2009 from $57.2 million during the second quarter of 2008. Net revenue in our business segment increased $1.3 million to $20.7 million during the second quarter of 2009 from $19.4 million during the second quarter of 2008, primarily reflected improvement in our domestic trade business, including increased store-within-store presentations and our success as media category manager. Net revenue in our direct to consumer segment decreased $1.9 million to $27.0 million during the second quarter of 2009 from $28.9 million during the second quarter of 2008. This decrease in the direct to consumer segment net revenue primarily reflected overall slower consumer spending and our decision to reduce catalog circulation by 40%, partially offset by revenue growth with our direct response marketing programs.  Net revenue in our solar segment increased $3.9 million to $12.7 million during the second quarter of 2009 from $8.8 million during the second quarter of 2008, primarily reflecting the acquisitions of solar companies in 2008.

Gross profit. Gross profit decreased $4.7 million, or 13.0%, to $31.4 million during the second quarter of 2009 from $36.2 million during the second quarter of 2008. As a percentage of net revenue, gross profit decreased to 52.0% during the second quarter of 2009 from 63.2% during the second quarter of 2008.  This decrease is due to increased sales in our lower margin solar business, the expansion of our category manager role in media at retailers, reduced prices to accelerate sales and lower inventory levels, and greater participation in retailer discount programs and promotions.

Selling and operating expenses. Selling and operating expenses decreased $3.0 million, or 9.0%, to $30.7 million during the second quarter of 2009 from $33.7 million during the second quarter of 2008.  This change is primarily a result of cost control initiatives launched in late 2008 and early 2009 including reductions in payroll and reduced catalog circulation.  As a percentage of net revenue, selling and operating expenses decreased to 50.7% during the second quarter of 2009 from 58.9% during the second quarter of 2008 reflecting the lower cost structure.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 5.1%, to $2.9 million during the second quarter of 2009 from $3.1 million during the second quarter of 2008.  As of percentage of net revenue, corporate, general and administration expenses decreased to 4.9% during the second quarter of 2009 from 5.4% during the second quarter of 2008 reflecting cost control measures.

Interest and other income. Interest and other income decreased $0.2 million to $0.1 million during the second quarter of 2009 from $0.3 million during the second quarter of 2008.  The lower interest earnings reflect the decrease in prevailing short-term interest rates and cash used to acquire our corporate facilities and repurchase 2.3 million shares of our Class A common stock for $22.1 million.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased to $0.3 million during the second quarter of 2009 from $0.1 million during the second quarter of 2008 primarily as a result of the losses in our solar segment.

Net income (loss) attributable to Gaiam, Inc.  As a result of the above factors, net income (loss) attributable to Gaiam, Inc. decreased to a net loss of $1.0 million during the second quarter of 2009 from net income of $2.6 million during the second quarter of 2008.  Net income (loss) per share attributable to Gaiam, Inc. common shareholders decreased to a net loss per share of $0.04 during the second quarter of 2009 from net income per share of $0.10 during the second quarter of 2008.  Our net income for the second quarter of 2008 includes a gain on the issuance of Real Goods common stock, partially offset by impairments of our media library and related assets.  Excluding these items, 2008 results would have been a loss of $0.1 million for the quarter.  Refer to the Non-GAAP Financial Measures table below.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenue. Net revenue decreased $6.0 million, or 4.9%, to $116.4 million during the first half of 2009 from $122.4 million during the first half of 2008. Net revenue in our direct to consumer segment decreased $6.5 million to $54.7 million during the first half of 2009 from $61.2 million during the first half of 2008. This decrease in the direct to consumer segment net revenue primarily reflects overall slower consumer spending and our decision to reduce catalog circulation, partially offset by revenue growth with our direct response marketing programs.  Net revenue in our business segment decreased $6.4 million to $39.5 million during the first half of 2009 from $45.8 million during the first half of 2008, primarily reflecting conservative buying by retailers in the first quarter of 2009, higher deductions and allowances to retailers, and changes in our international reporting, namely the shift to licensing arrangements and the disposition of our UK operations in the first quarter of 2008.  Net revenue in our solar segment increased $6.8 million to $22.2 million during the first half of 2009 from $15.4 million during the first half of 2008, primarily due to the acquisitions during 2008.

Gross profit. Gross profit decreased $14.7 million, or 19.1%, to $62.4 million during the first half of 2009 from $77.1 million during the first half of 2008. As a percentage of net revenue, gross profit decreased to 53.6% during the first half of 2009 from 63.0% during the first half of 2008.  This decrease is due to increased sales in our lower margin solar business, the expansion of our category manager role in media at retailers, reduced prices to accelerate sales and lower inventory levels, and greater participation in retailer discount programs and promotions.

Selling and operating expenses. Selling and operating expenses decreased $4.0 million, or 5.8%, to $64.6 million during the first half of 2009 from $68.6 million during the first half of 2008.  This change is primarily a result of reduced catalog circulation and cost control measures implemented in late 2008 and early 2009.  As a percentage of net revenue, selling and operating expenses decreased to 55.5% during the first half of 2009 from 56.1% during the first half of 2008 reflecting the lower cost structure.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.3 million, or 4.2%, to $6.2 million during the first half of 2009 from $6.5 million during the first half of 2008.  As of percentage of net revenue, corporate, general and administration expenses remained constant at 5.3% during the first halves of 2009 and 2008.

Interest and other income. Interest and other income decreased $0.6 million to $0.1 million during the first half of 2009 from $0.7 million during the first half of 2008.  The lower interest earnings reflect the decrease in prevailing short-term interest rates and cash used to acquire our corporate facilities and repurchase 2.3 million shares of our Class A common stock for $22.1 million.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased to $1.1 million during the first half of 2009 from $0.4 million during the first half of 2008 primarily as a result of the losses in our solar segment.

Net income (loss) attributable to Gaiam, Inc.  As a result of the above factors, net income (loss) attributable to Gaiam, Inc. decreased to a net loss of $4.1 million during the first half of 2009 from net income of $4.8 million during the first half of 2008.  Net income (loss) per share attributable to Gaiam, Inc. common shareholders decreased to a net loss per share of $0.17 during the first half of 2009 from net income per share of $0.19 during the first half of 2008.  Our net income for the first half of 2008 includes a gain on the issuance of Real Goods common stock, partially offset by impairments of our media library and related assets.  Excluding these items, prior year’s results would have been net income of $2.1 million for the six month period of 2008.  Refer to the Non-GAAP Financial Measures table below.

Non-GAAP Financial Measures

We have utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing our financial results for the three and six months ended June 30, 2008. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior period and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of our GAAP net income to our non-GAAP net income (loss) for the three and six months ended June 30, 2008 is set forth below (in millions except share and per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Net income	$2.6	$4.8

Exclusion of non-cash gain on issuance of Real Goods Solar stock	(19.2)	(19.2)

Exclusion of non-cash impairment of goodwill and intangible assets	16.5	16.5

Non-GAAP net income (loss)	$(0.1)	$2.1

Non-GAAP weighted average shares used in earnings per share calculation	24,707,000	24,895,000

Non-GAAP earnings (loss) per share	$(0.00)	$0.08

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

At June 30, 2009, the majority of our cash was in short-term treasuries.  We have a revolving line of credit agreement with a financial institution that expires on October 22, 2009.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At June 30, 2009, we had no amounts outstanding under this agreement; however, $0.6 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$17,094	$(3,429)
Investing activities	(3,368)	(31,468)
Financing activities	(2,936)	31,576
Effects of exchange rates on cash and cash equivalents	—	(13)
Net change in cash and cash equivalents	$10,790	$(3,334)

Operating activities. Our operating activities provided net cash of $17.1 million during the first half of 2009 and used net cash of $3.4 million during the first half of 2008. Our net cash provided by operating activities during the first half of 2009 was primarily attributable to decreased accounts receivable and inventory of $24.6 million and refunded income taxes of $3.2 million, partially offset by decreased accounts payable and accrued liabilities of $6.7 million and net loss of $4.1 million. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments.  Our net cash used in operating activities during the first half of 2008 was primarily attributable to noncash gain from the issuance of Real Goods stock of $19.2 million, net of tax, decreased accounts payable and accrued liabilities of $12.9 million, increased deferred advertising costs and prepaid income taxes of $4.6 million, and other noncash adjustments to net income of $4.0 million, partially offset by the noncash impairment loss of $25.9 million, reductions in accounts receivable and inventory of $6.6 million, and net income of $4.8 million.

Investing activities. Our investing activities used net cash of $3.4 million and $31.5 million during the first half of 2009 and 2008, respectively. The net cash used in investing activities during the first half of 2009 was used primarily to acquire property and equipment for $2.4 million, of which $0.8 million was acquired to maintain normal operations, and for media productions of $1.0 million. The net cash used in investing activities during the first half of 2008 was used primarily to acquire our corporate headquarters property, businesses, equipment and other investments for $27.3 million and purchased and produced media of $4.2 million.

Financing activities. Our financing activities used net cash of $2.9 million during the first half of 2009 and provided net cash of $31.6 million during the first half of 2008.  Our net cash used in financing activities during the first half of 2009 was used primarily to repurchase 932,000 shares of our Class A common stock.  Our net cash provided by financing activities during the first half of 2008 primarily reflected net proceeds from the Real Goods IPO of $48.2 million and issuances of our common stock and related tax benefits of $1.5 million, partially offset by funds used to repurchase approximately 1.2 million shares of our Class A common stock for $18.1 million.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$8,478	$2,629	$2,775	$2,313	$761

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of June 30, 2009, our chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter and six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                     Sales of Unregistered Securities and Use of Proceeds

We had no sales of unregistered securities during the quarter ended June 30, 2009.

We purchased shares of our Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/6/2009 (1)	932,000	$3.00	—	—

(1)  We repurchased these shares of our Class A common stock in a negotiated transaction.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders

On April 23, 2009, Gaiam held an annual meeting of shareholders. The shareholders elected six directors to serve until the next annual meeting of shareholders to be held in 2010 or until their successors are duly elected and qualified. The results of this vote follow:

Jirka Rysavy	For:	64,607,484	Withheld:	4,649,434
Lynn Powers	For:	64,606,820	Withheld:	4,650,098
James Argyropoulos	For:	68,536,859	Withheld:	720,059
Barnet M. Feinblum	For:	67,665,695	Withheld:	1,591,223
Barbara Mowry	For:	68,542,209	Withheld:	714,709
Paul H. Ray	For:	68,553,989	Withheld:	702,929

In addition, the shareholders approved Gaiam’s 2009 Long-Term Incentive Plan by a vote of 58,024,099 in favor, 8,949,372 opposed and 3,318 abstaining, and, by a vote of 57,876,618 in favor, 9,093,630 opposed and 6,541 abstaining, approved an amendment and restatement of Gaiam’s 1999 Long-Term Incentive Plan to expressly permit repricing of options and other awards issued under the plan and conform the provisions of the 1999 plan to the new 2009 Long-Term Incentive Plan for purposes of facilitating administration of the two plans.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

a)     Exhibits.

Exhibit No.	Description
10.1	Gaiam, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Gaiam’s Proxy Statement for its annual shareholders’ meeting held on April 23, 2009).
10.2	Amended and Restated Gaiam, Inc. 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit B of Gaiam’s Proxy Statement for its annual shareholders’ meeting held on April 23, 2009).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
August 7, 2009

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer and President

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(principal accounting officer)