Form 10-Q
period 2009-09-30
GAIAM, INC
filed 2009-11-06
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2009
Class A Common Stock ($.0001 par value)	17,700,098
Class B Common Stock ($.0001 par value)	5,400,000

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

PART I.              FINANCIAL INFORMATION

Item 1.                     Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2009, the interim results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. These interim statements have not been audited. The balance sheet as of December 31, 2008 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2008.

GAIAM, INC.

Condensed consolidated balance sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,437	$31,965
Accounts receivable, net	31,383	33,664
Inventory, less allowances	26,011	40,782
Deferred advertising costs	3,496	2,578
Receivable and deferred tax assets	14,090	15,448
Other current assets	4,528	4,795
Total current assets	123,945	129,232

Property and equipment, net	28,341	27,381
Media library, net	12,541	12,102
Deferred tax assets, net	7,184	6,076
Goodwill	24,166	23,180
Other intangibles, net	714	880
Notes receivable and other assets	3,193	3,247
Total assets	$200,084	$202,098

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,650	$26,567
Accrued liabilities	7,948	6,885
Total current liabilities	36,598	33,452

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,700,098 and 18,541,201 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	162,445	163,652
Accumulated other comprehensive income	88	88
Accumulated deficit	(14,009)	(10,275)
Total Gaiam, Inc. shareholders’ equity	148,527	153,468
Noncontrolling interest	14,959	15,178
Total equity	163,486	168,646
Total liabilities and equity	$200,084	$202,098

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net revenue	$74,439	$60,285	$190,837	$182,675
Cost of goods sold	38,628	26,440	92,594	71,699
Gross profit	35,811	33,845	98,243	110,976

Expenses:
Selling and operating	31,641	34,049	96,269	102,686
Corporate, general and administration	3,225	3,126	9,431	9,601
Other general income and expense	—	13,947	—	40,655
Total expenses	34,866	51,122	105,700	152,942

Income (loss) from operations	945	(17,277)	(7,457)	(41,966)

Gain from issuance of subsidiary stock	—	98	—	31,368
Interest and other income	86	257	221	995

Income (loss) before income taxes and noncontrolling interest	1,031	(16,922)	(7,236)	(9,603)

Income tax expense (benefit)	388	(6,922)	(2,699)	(4,031)

Net income (loss)	643	(10,000)	(4,537)	(5,572)

Net (income) loss attributable to noncontrolling interest	(278)	(115)	803	251

Net income (loss) attributable to Gaiam, Inc.	$365	$(10,115)	$(3,734)	$(5,321)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$0.02	$(0.42)	$(0.16)	$(0.22)
Diluted	$0.02	$(0.42)	$(0.16)	$(0.22)
Weighted-average shares outstanding:
Basic	23,085	24,020	23,370	24,611
Diluted	23,167	24,020	23,370	24,611

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2009	2008
	(unaudited)
Operating activities
Net loss	$(3,734)	$(5,321)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,400	2,373
Amortization	3,083	4,601
Noncontrolling interest in consolidated subsidiaries, net of tax	(803)	(251)
Net gain on disposition of investments and property	—	(579)
Share-based compensation expense	1,421	1,063
Deferred and stock option income tax benefit	(2,747)	(14,726)
Gain on issuance of subsidiary stock, net of tax	—	(19,254)
Impairment loss	—	37,785
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,295	4,637
Inventory, net	14,771	(1,976)
Deferred advertising costs	(1,662)	(2,368)
Income taxes receivable	2,713	(5,111)
Other current assets	(11)	1,051
Accounts payable	2,146	(7,232)
Accrued liabilities	1,063	(4,549)
Net cash provided by (used in) operating activities	20,935	(9,857)

Investing activities
Purchase of property, equipment and media rights	(5,613)	(26,285)
Purchase of acquisitions and note, net of cash acquired	—	(10,029)
Disposition of investments, net	—	(1,381)
Net cash used in investing activities	(5,613)	(37,695)

Financing activities
Proceeds from Real Goods stock issuances	—	48,154
Repurchase of Class A common stock, including related costs	(2,810)	(18,086)
Subsidiary’s payment of dividends to noncontrolling interests	(194)	—
Proceeds from issuance of common stock and tax benefits from option exercises	154	1,556
Net cash (used in) provided by financing activities	(2,850)	31,624

Effects of exchange rates on cash and cash equivalents	—	(13)

Net change in cash and cash equivalents	12,472	(15,941)
Cash and cash equivalents at beginning of period	31,965	66,258
Cash and cash equivalents at end of period	$44,437	$50,317

Supplemental cash flow information
Interest paid	$50	$42
Income taxes paid	$423	$2,902
Common stock issued for acquisitions	$796	$7,281

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

2.     Significant Accounting Policies

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2009, except for the adoption of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, which doesn’t change any existing accounting principles, along with new pronouncements related to business combinations, fair value measurements, noncontrolling interests in consolidated financial statements, and disclosures about derivatives and hedging activities.  The business combination changes require an entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions, and changes the accounting treatment for certain specific items.  The fair value measurement guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The noncontrolling interests guidance establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and directs that gains from the issuance of subsidiary stock must be recognized in additional paid-in capital.  The derivatives guidance enhances required disclosures regarding derivatives and hedging activities.  We have applied the noncontrolling interests guidance by reclassifying amounts formerly referred to as minority interests in our condensed consolidated balance sheets and condensed consolidated statements of operations.  Aside from this presentation change, the implementation of these pronouncements did not have a material impact on our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.

In May 2009, the FASB issued subsequent events guidance, which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued.  This was effective for us beginning on April 1, 2009.  We have evaluated events subsequent to September 30, 2009 through November 6, 2009, which is the issuance date of this report, and concluded no material event occurred in this period which would either impact the results reflected in this report or our results going forward.

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

3.              Equity

During the nine months ended September 30, 2009, we issued a total of 12,097 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered in 2009; issued 25,000 shares of our Class A common stock as contingent consideration for a business acquired in 2007 (see Note 8. Mergers and Acquisitions); issued 25,000 shares of our Class A common stock for consulting services; and issued 28,800 of our Class A common stock upon exercise of options under our 1999 Long-Term Incentive Plan and our 2009 Long-Term Incentive Plan.

Additionally, during 2009, we repurchased 932,000 shares of our Class A common stock for a total cost of $2.8 million.  We recorded this repurchase of our shares in accordance with the cost method of accounting for treasury stock.  Since we have not yet decided the ultimate disposition of the re-acquired shares, their cost is reflected in our condensed consolidated balance sheet at September 30, 2009 as a $2.8 million reduction to additional paid-in capital.

Our subsidiary, Real Goods Solar, Inc. (“Real Goods”), issued 31,237 shares valued at $0.1 million to compensate nonemployee board members for services rendered during 2009 and issued 363,504 shares valued at $0.7 million as contingent consideration for a business acquired in 2008 (see Note 8.  Mergers and Acquisitions).  Following these transactions we owned 54.7% of Real Goods.  The portion of our gain resulting from Real Goods issuing new shares, $0.1 million net of tax, is reflected in additional paid-in capital on our condensed consolidated balance sheet at September 30, 2009.

Another subsidiary, which is 51.4% owned by us, paid its shareholders dividends from earnings totaling $0.4 million and, as a result, the noncontrolling interests on our condensed consolidated balance sheet at September 30, 2009 was decreased by $0.2 million.

The following is a reconciliation of our carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest:

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest

Balance at December 31, 2008	$168,646	$—	$(10,275)	$88	$3	$163,652	$15,178
Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	1,472	—	—	—	—	1,472	—
Issuance of subsidiary common stock in conjunction with acquisitions and compensation	909	—	—	—	—	131	778
Repurchase of stock	(2,810)	—	—	—	—	(2,810)	—
Subsidiary dividends to noncontrolling interests	(194)	—	—	—	—	—	(194)
Comprehensive loss:
Net loss	(4,537)	(4,537)	(3,734)	—	—	—	(803)
Comprehensive loss	(4,537)	$(4,537)	—	—	—	—	—
Balance at September 30, 2009	$163,486		$(14,009)	$88	$3	$162,445	$14,959

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods on Gaiam, Inc.’s equity:

	Nine Months Ended
	September 30,
(in thousands, except share data)	2009	2008

Net loss attributable to Gaiam, Inc.	$(3,734)	$(5,321)
Transfers from the noncontrolling interest:
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 394,741 Real Goods common shares in conjunction with acquisitions and compensation	131	—
Increase in Gaiam, Inc.’s paid-in capital in conjunction with Real Goods’ IPO and compensation	—	835
Change from the net loss attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(3,603)	$(4,486)

4.               Comprehensive Income (Loss)

Our comprehensive income (loss), net of related tax effects, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net income (loss)	$643	$(10,000)	$(4,537)	$(5,572)
Other comprehensive loss, foreign currency translation adjustment, net of reclassification and related tax	—	—	—	(898)
Comprehensive income (loss)	643	(10,000)	(4,537)	(6,470)
Comprehensive (income) loss attributable to the noncontrolling interest	(278)	(115)	803	251
Comprehensive income (loss) attributable to Gaiam, Inc.	$365	$(10,115)	$(3,734)	$(6,219)

Disposition of our investment in our UK operations during the quarter ended March 31, 2008 resulted in a net loss which lowered our net income for the nine months ended September 30, 2008.  The foreign currency translation amount attributable to that entity and accumulated in the translation adjustment component of equity was removed from the other comprehensive income component of equity and reported as part of the loss on the sale of the investment.

5.     Share-Based Payments

During the first quarter of 2009, for options previously granted to 49 employees, we reset the exercise price to $5.00 per share.  The options shall continue to vest over their remaining original vesting periods.  These modifications will result in total incremental share-based compensation cost of approximately $212,000 over the next 5 years.

In April 2009, we adopted a new plan, the Gaiam, Inc. 2009 Long-Term Incentive Plan (the “Plan”).  The purpose of this Plan is to advance our interests and those of our shareholders by providing incentives to certain persons who contribute significantly to our strategic and long-term performance objectives and growth.  An aggregate of not more than 3 million of our Class A shares, subject to certain adjustments, may be issued under this Plan, and the Plan terminates no later than April 23, 2019.  We generally grant options under our Plan with an exercise price equal to the closing market price of our stock at the date of the grant and the options normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employee options and two years for Board members’ options. Grants typically expire seven years from the date of grant.

In addition to the deemed new grants and cancellations resulting from the exercise price modification explained above, during 2009, we granted 180,500 stock options to employees and cancelled 62,600 stock options.  Total share-based compensation recognized was $0.4 million for both of the three month periods ended September 30, 2009 and 2008, and $1.4 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

Also during the first nine months of 2009, Real Goods granted 499,500 new stock options and cancelled 192,000 stock options under the Real Goods 2008 Long-Term Incentive Plan. The cancelled options resulted primarily from the nonattainment of the performance condition for 2008.  The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2009. For these performance based stock options, the attainment of the performance condition was not probable as of September 30, 2009 and, therefore, no compensation expense for these grants has been recorded.

6.               Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded common equivalent shares of 897,000 and 715,000 for the three months ended September 30, 2009 and 2008, respectively, and 1,285,000 and 482,000 for the nine months ended September 30, 2009 and 2008, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Numerator for basic and diluted net income (loss) per share	$365	$(10,115)	$(3,734)	$(5,321)
Denominator:
Weighted average shares for basic net income (loss) per share	23,085	24,020	23,370	24,611
Effect of dilutive securities:
Weighted average of common stock and stock options	82	—	—	—
Denominators for diluted net income (loss) per share	23,167	24,020	23,370	24,611

Net income (loss) per share attributable to Gaiam, Inc. common shareholders - basic	$0.02	$(0.42)	$(0.16)	$(0.22)
Net income (loss) per share attributable to Gaiam, Inc. common shareholders - diluted	$0.02	$(0.42)	$(0.16)	$(0.22)

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

Financial information for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net revenue:
Direct to consumer	$30,971	$34,231	$85,673	$95,383
Business	20,502	16,514	59,954	62,343
Solar	22,966	9,540	45,210	24,949
Consolidated net revenue	74,439	60,285	190,837	182,675
Contribution margin (loss):
Direct to consumer	(279)	(6,155)	(5,228)	(10,799)
Business	966	(10,447)	704	(29,871)
Solar	258	(675)	(2,933)	(1,296)
Consolidated contribution margin (loss)	945	(17,277)	(7,457)	(41,966)
Reconciliation of contribution margin (loss) to net income (loss) attributable to Gaiam, Inc.:
Gain from issuance of subsidiary stock	—	98	—	31,368
Interest and other income	86	257	221	995
Income tax expense (benefit)	388	(6,922)	(2,699)	(4,031)
Net (income) loss attributable to noncontrolling interest	(278)	(115)	803	251
Net income (loss) attributable to Gaiam, Inc.	$365	$(10,115)	$(3,734)	$(5,321)

8.               Mergers and Acquisitions

During the first nine months of 2009, we issued 25,000 shares of our Class A common stock worth $64,000 as contingent consideration for one of our 2007 business acquisitions.  Another of our acquisitions from 2007 still has additional consideration, payable in cash, contingent upon the attainment of a certain membership threshold, the achievement of which has not yet been determined beyond a reasonable doubt. At the time any of the remaining contingent consideration becomes determinable, we will recognize it as additional purchase price and allocate it to goodwill.

As contingent consideration related to one of its 2008 business acquisitions, Real Goods issued 363,504 shares its Class A common stock with an estimated fair value of $0.7 million and allocated the additional consideration to goodwill, which is not expected to be tax deductible. Real Goods used a period beginning two days before and two days after the date that the consideration became payable in determining the estimated fair value of the securities issued.  Real Goods is still in the process of finalizing its assessment of the estimated fair value of the net assets related to a business acquisition during the fourth quarter of 2008 and, thus, the amount of its goodwill and other intangibles is subject to refinement.

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

We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, community, subscriptions, and catalogs, as well as through national retailers and corporate accounts.

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

Our business segment sells to retailers and, as of September 30, 2009, our products were carried in over 72,000 retail doors in the United States.  During the third quarter of 2009, this segment generated revenue of $20.5 million, up from $16.5 million during the third quarter of 2008. During 2009 we expanded our store-within-store presentations, which include custom fixtures that we design, to over 11,000 locations, up from 9,000 at the end of the third quarter of last year.  In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media.  We have now expanded this strategy to over 4,000 doors, up from 2,000 at the end of the third quarter of 2008.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, an online and off-line community, and customer feedback on us and the LOHAS industry’s focus and future. During the third quarter of 2009, this segment generated revenues of $31.0 million, down from $34.2 million during the third quarter of 2008.  This decrease reflects a planned reduction to our catalog circulation of 40%, partially offset by revenue growth from our direct response marketing programs.

Our solar segment offers residential and small commercial solar energy integration services.  On May 13, 2008, our solar integration business consummated an initial public offering and has since been managed as a separate segment.  This business has grown its sales and expanded its market territories.  During the third quarter of 2009, this segment generated revenues to external customers of $23.0 million, up from $9.5 million during the third quarter of 2008.  Real Goods uses its IPO proceeds to fund its working capital needs and general corporate purposes, which may include future acquisitions of businesses.

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

The Company is restructuring its finance department, generally dividing functional responsibilities between an accounting department (to be managed by the Company’s controller, Steve Thomas, who will assume additional responsibilities in the newly-created position of Chief Accounting Officer) and a corporate finance department, to be headed by Carole Buyers.  As a part of this departmental restructuring, the chief financial officer position will be eliminated as of November 9, 2009.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.9%	43.9%	48.5%	39.2%
Gross profit	48.1%	56.1%	51.5%	60.8%

Expenses:
Selling and operating	42.5%	56.5%	50.5%	56.2%
Corporate, general and administration	4.3%	5.2%	4.9%	5.3%
Other general income and expense	—%	23.1%	—%	22.2%
Total expenses	46.8%	84.8%	55.4%	83.7%

Income (loss) from operations	1.3%	(28.7)%	(3.9)%	(22.9)%

Gain from issuance of subsidiary stock	—%	0.2%	—%	17.2%
Interest and other income	0.1%	0.4%	0.1%	0.5%
Income tax expense (benefit)	0.5%	(11.5)%	(1.4)%	(2.2)%
Net (income) loss attributable to noncontrolling interest	(0.4)%	(0.2)%	0.4%	0.1%
Net income (loss) attributable to Gaiam, Inc.	0.5%	(16.8)%	(2.0)%	(2.9)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net revenue. Net revenue increased $14.2 million, or 23.5%, to $74.4 million during the third quarter of 2009 from $60.3 million during the third quarter of 2008. Net revenue in our business segment increased $4.0 million to $20.5 million during the third quarter of 2009 from $16.5 million during the third quarter of 2008, primarily reflecting improvement in our domestic trade business, including increased store-within-store presentations and our success as media category manager. Net revenue in our direct to consumer segment decreased $3.3 million to $31.0 million during the third quarter of 2009 from $34.2 million during the third quarter of 2008. This decrease in the direct to consumer segment net revenue primarily reflected our decision to reduce catalog circulation by 40%, partially offset by revenue growth with our direct response marketing programs.  Net revenue to external customers in our solar segment increased $13.4 million to $23.0 million during the third quarter of 2009 from $9.5 million during the third quarter of 2008, primarily reflecting the acquisitions of solar companies in 2008 and organic growth.

Gross profit. Gross profit increased $2.0 million, or 5.8%, to $35.8 million during the third quarter of 2009 from $33.8 million during the third quarter of 2008. As a percentage of net revenue, gross profit decreased to 48.1% during the third quarter of 2009 from 56.1% during the third quarter of 2008.  This decrease was due to increased sales in our lower margin solar business, the expansion of our category manager role in media at retailers, and reduced prices to accelerate sales and lower inventory levels.

Selling and operating expenses. Selling and operating expenses decreased $2.4 million, or 7.1%, to $31.6 million during the third quarter of 2009 from $34.0 million during the third quarter of 2008.  As a percentage of net revenue, selling and operating expenses decreased to 42.5% during the third quarter of 2009 from 56.5% during the third quarter of 2008.  This decrease is a result of our significant cost savings measures, including reducing payroll costs, optimizing the direct business through reduced catalog prospecting and closing non-profitable businesses.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million, or 3.2%, to $3.2 million during the third quarter of 2009 from $3.1 million during the third quarter of 2008.  As of percentage of net revenue, corporate, general and administration expenses decreased to 4.3% during the third quarter of 2009 from 5.2% during the third quarter of 2008 reflecting higher revenues.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased to $0.3 million during the third quarter of 2009 from $0.1 million during the third quarter of 2008 reflecting profits in our travel business and solar segment.

Net income (loss) attributable to Gaiam, Inc.  As a result of the above factors, net income attributable to Gaiam, Inc. was $0.4 million during the third quarter of 2009 compared to a net loss of $10.1 million during the third quarter of 2008.  Net income per share attributable to Gaiam, Inc. common shareholders was $0.02 during the third quarter of 2009 compared to a net loss per share of $0.42 during the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenue. Net revenue increased $8.2 million, or 4.5%, to $190.8 million during the nine months ended September 30, 2009 from $182.7 million during the nine months ended September 30, 2008. Net revenue in our direct to consumer segment decreased $9.7 million to $85.7 million during the nine months ended September 30, 2009 from $95.4 million during the nine months ended September 30, 2008. This decrease in the direct to consumer segment net revenue primarily reflects our decision to reduce catalog circulation, partially offset by revenue growth with our direct response marketing programs.  Net revenue in our business segment decreased $2.3 million to $60.0 million during the nine months ended September 30, 2009 from $62.3 million during the nine months ended September 30, 2008, primarily reflecting conservative buying by retailers in the first quarter of 2009, higher deductions and allowances to retailers, and the disposition of our UK operations at the end of the first quarter of 2008.  Net revenue to external customers in our solar segment increased $20.3 million to $45.2 million during the nine months ended September 30, 2009 from $25.0 million during the nine months ended September 30, 2008, primarily due to the acquisitions during 2008 and organic growth.

Gross profit. Gross profit decreased $12.7 million, or 11.5%, to $98.2 million during the nine months ended September 30, 2009 from $111.0 million during the nine months ended September 30, 2008. As a percentage of net revenue, gross profit decreased to 51.5% during the nine months ended September 30, 2009 from 60.8% during the nine months ended September 30, 2008.  This decrease is due to increased sales in our lower margin solar business, the expansion of our category manager role in media at retailers, reduced prices to accelerate sales and lower inventory levels, and greater participation in retailer discount programs and promotions.

Selling and operating expenses. Selling and operating expenses decreased $6.4 million, or 6.2%, to $96.3 million during the nine months ended September 30, 2009 from $102.7 million during the nine months ended September 30, 2008.  This change is primarily a result of reduced catalog circulation and cost control measures implemented in late 2008 and early 2009.  As a percentage of net revenue, selling and operating expenses decreased to 50.5% during the nine months ended September 30, 2009 from 56.2% during the nine months ended September 30, 2008 reflecting the lower cost structure and increased revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 1.8%, to $9.4 million during the nine months ended September 30, 2009 from $9.6 million during the nine months ended September 30, 2008.  As of percentage of net revenue, corporate, general and administration expenses decreased to 4.9% during the nine months ended September 30, 209 from 5.3% during the nine months ended September 30, 2008.

Interest and other income. Interest and other income decreased $0.8 million to $0.2 million during the nine months ended September 30, 2009 from $1.0 million during the nine months ended September 30, 2008.  The lower interest earnings reflect the decrease in prevailing short-term interest rates and cash used to acquire our corporate facilities and repurchase 2.3 million shares of our Class A common stock for $21.2 million since January 1, 2008.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest increased to $0.8 million during the nine months ended September 30, 2009 from $0.3 million during the nine months ended September 30, 2008 primarily as a result of the losses in our solar segment during the first half of the year.

Net loss attributable to Gaiam, Inc.  As a result of the above factors, net loss attributable to Gaiam, Inc. was $3.7 million during the nine months ended September 30, 2009 compared to $5.3 million during the nine months ended September 30, 2008.  Net loss per share attributable to Gaiam, Inc. common shareholders was $0.16 during the nine months ended September 30, 2009 compared to $0.22 during the nine months ended September 30, 2008.

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

At September 30, 2009, the majority of our cash was in short-term treasuries.  We have a revolving line of credit agreement with a financial institution with extended current expiration date of December 21, 2009.  We are currently in negotiations to renew the line of credit agreement, which was recently extended by two months pending the renewal negotiations.  The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At September 30, 2009, we had no amounts outstanding under this agreement; however, $0.6 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$20,935	$(9,857)
Investing activities	(5,613)	(37,695)
Financing activities	(2,850)	31,624
Effects of exchange rates on cash and cash equivalents	—	(13)
Net change in cash and cash equivalents	$12,472	$(15,941)

Operating activities. Our operating activities provided net cash of $20.9 million during the nine months ended September 30, 2009 and used net cash of $9.9 million during the nine months ended September 30, 2008. Our net cash provided by operating activities during the nine months ended September 30, 2009 was primarily attributable to decreased accounts receivable and inventory of $17.1 million, noncash adjustments to the net loss of $3.4 million, and increased accounts payable and accrued liabilities of $3.2 million and refunded income taxes of $3.2 million, partially offset by the net loss of $3.7 million and increased deferred advertising costs of $1.7 million.  Our net cash used in operating activities during the nine months ended September 30, 2008 was primarily attributable to decreased accounts payable and accrued liabilities of $11.8 million, a net loss of $5.3 million, increased current tax receivable of $5.1 million, and increased deferred advertising costs and inventory of $2.4 million and $2.0 million, respectively, partially offset by the noncash adjustments to the net loss of $11.0 million and reductions in accounts receivable of $4.6 million.

Investing activities. Our investing activities used net cash of $5.6 million and $37.7 million during the nine months ended September 30, 2009 and 2008, respectively. The net cash used in investing activities during the nine months ended September 30, 2009 was used primarily to acquire property and equipment for $3.4 million, of which $1.5 million was acquired to maintain normal operations, and for media productions of $2.2 million. The net cash used in investing activities during the nine months ended September 30, 2008 was used primarily to acquire our new corporate headquarters property, businesses, equipment and other investments for $30.9 million and purchase and produce media rights for $5.4 million.

Financing activities. Our financing activities used net cash of $2.9 million during the nine months ended September 30, 2009 and provided net cash of $31.6 million during the nine months ended September 30, 2008.  Our net cash used in financing activities during the nine months ended September 30, 2009 was used primarily to repurchase 932,000 shares of our Class A common stock.  Our net cash provided by financing activities during the nine months ended September 30, 2008 primarily reflected net proceeds from Real Goods’ IPO of $48.2 million and issuances of our common stock and related tax benefits of $1.5 million, partially offset by the use of funds to repurchase approximately 1.2 million shares of our Class A common stock for $18.1 million.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$9,330	$2,392	$3,755	$2,675	$508

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of September 30, 2009, our chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter and nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 6, 2009

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer and President

By:	/s/ Vilia Valentine
Vilia Valentine
Chief Financial Officer
(principal accounting officer)