Form 10-K
period 2009-12-31
GAIAM, INC
filed 2010-03-16
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

833 WEST SOUTH BOULDER ROAD
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐  NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $87,997,963 as of June 30, 2009, based upon the closing price on the NASDAQ Global Market on that date.  The registrant does not have non-voting common equity.

As of March 11, 2010, 17,778,822 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2010 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2009

Part I

Item 1.  Business

Our Business

We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, and responsible media. We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our content, media and products through a multi-channel approach including traditional and digital media channels, direct to consumers via catalogs, the Internet, direct response television, broadband, subscriptions and communities as well as traditional retail stores. At the end of 2009, our home media was carried by approximately 70,000 retail stores in the United States alone, and we had over 10 million direct customers.

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

The LOHAS Market

The LOHAS market consists of five main sectors:

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

We participate in all five sectors of the LOHAS market, which generates over $200 billion in annual sales according to a Natural Business Communication study, with an emphasis on Personal Development, Ecological Lifestyles and Alternative Healthcare.

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

Our Content

Our business model revolves around content creation, which forms the basis for our proprietary products. We have an “in house” production studio and team which produces programming that has won 90 Telly awards and several medals at the International New York Film Festival. We are fully high definition and 5.1 surround sound capable and do the majority of our authoring and editing in house at our Colorado facility ensuring the quality standards that drive our awards. We also develop children’s programming, which has been the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help children grow imaginatively, physically, and mentally. During 2009, we added 153 titles to our DVD library increasing our library to over 2,800 titles. We also develop and market music and audio CDs and publish printed content.

Our Products

Our visual media programs represent an integral part of our proprietary product offering. In 2009, excluding the solar segment, our proprietary products constituted over 86% of our product sales.

Our Sales Channels

We conduct our business across three segments. Our business segment customers are primarily national retailers, corporate accounts and the media. We conduct our direct to consumer business through our direct response marketing programs, catalogs, Internet and subscription community sales channels.  We design and install solar energy systems and related renewable energy products and sustainable living resources through our solar segment.

Media

We develop, produce and license information and programming targeted to consumers who value personal development, wellness, spirituality, and inspirational entertainment. We have an award-winning library of titles that we sell to retailers, license to selected distributors operating outside of the United States, and license or sublicense for broadcast and download. We developed our own channel, and strategically partnered with other media companies, to distribute our digital media content over the Internet.  Some of our media partners include Google, YouTube, Amazon, iTunes and Netflix. All of our licensing arrangements require our branding to be prominent on the programming and are subject to royalty agreements with our performing artists. While our licensing of the rights to manufacture and distribute certain of our media lowers recognized revenue, we improve contribution margins and branding through this licensing. We intend to continue to seek new licensees for our brand internationally.

DRTV

We use direct response television (“DRTV”) marketing to promote LOHAS products and services, particularly those aimed at the fitness/wellness market. DRTV marketing is a highly-scalable distribution channel for segments of our LOHAS product suite, and also provides broad marketing support for our retail partners, as well as creating new direct customers to which we cross-market a wide range of LOHAS products and services via the Internet, and subscription segments. We capitalize on both long-form DRTV shows as well as leading home shopping channels such as QVC.

Retailers

Since the inception of our retailer channel in 1998, we have increased our breadth and diversity. As of the end of 2009, our media titles could be found in approximately 70,000 stores in the United States. We currently sell our media and other products across a variety of leading retailers, including bookstores such as Barnes & Noble and Borders; media stores such as Best Buy and Blockbuster; beauty stores such as Ulta; home furnishing stores such as Bed, Bath and Beyond, ABC Carpet and Home, and Kohl’s; natural food stores such as Whole Foods Market; sporting goods stores such as Dick’s and REI; mass merchants such as Target, our largest customer, and WalMart; e-tailers such as Amazon.com and Drugstore.com; and wholesale clubs such as Costco and Sam’s Club. Many of these retailers display our products in branded store within store lifestyle presentations that may include custom fixtures that we design. We implemented our first store within store concept late in 2000 and the concept has grown to over 11,000 stores by the end of 2009, up from 10,000 stores at the end of 2008.   In 2008 we expanded our market reach to the professional health and fitness industry by purchasing SPRI Products, Inc.

Our branded products are found in Canada, Mexico, Japan, Italy, the United Kingdom and Australia. We sell our media products to international accounts primarily under licensing agreements.  In 2008, we converted our remaining distributor relationships to license arrangements.

Services

We conduct operations as a solar energy integrator through our majority owned subsidiary Real Goods Solar, Inc., offering turnkey services including the design, procurement, installation, grid connection, monitoring, maintenance and referrals for third-party financing of solar energy systems.  We also sell renewable energy products and sustainable living resources through Real Goods’ nationally distributed catalog and website.  During 2008, Real Goods consummated its initial public offering of its Class A common shares and completed acquisitions targeted towards expanding and enhancing its solar market.  These acquisitions were Carlson Solar, Inc., Independent Energy Systems, Inc., and Regrid Power, Inc., solar energy integrators, located in both southern and northern California.

Catalogs

We offer a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. During 2009, we strategically reduced our catalog circulation by 38%. Our customer demographics are highly regarded with our customers having an average income over $84,000 and over 70% of them being college educated.

Internet

We use the Internet to sell our products and to provide information on the LOHAS lifestyle.  We promote our website through our visual media, catalogs, print publications, product packaging and Internet links. We provide customer support for Internet sales from our in-house call center as a key component of our Internet approach.

Subscription Services

We offer a variety of subscription paid services.  These services include online communities under various brands and subscription clubs.  We currently offer subscription services under the following clubs:  The Firm; Kettlenetics, Spiritual Cinema Circle; and Gaiam Yoga Club with Rodney Yee and Colleen Saidman.

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

Our proprietary offerings are designed by our development team and sourced both domestically and internationally by our merchandisers through third party suppliers that produce these products to our specifications. We design our products to supply information, enhance customers’ lifestyles and experiences and provide healthy, natural solutions while being eco-friendly and promoting a sustainable economy. We also screen the environmental and social responsibility of our suppliers. In order to minimize risk we often identify an alternate supplier for our products in a separate location.

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

Established Infrastructure

We will optimize and, thereby, realize significant costs savings by consolidating our distribution center near Cincinnati, Ohio, into one building before our lease expires in June 2010. This distribution center provides fulfillment for the majority of our current domestic business needs and has the capacity to support the growth of our business. This central U.S. location allows us to achieve shipping cost efficiencies to most locations. The center is also located within 30 minutes of several major shipping company hubs. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

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

We will continue to develop authentic content that caters to the LOHAS lifestyle and distribute it in DVD, book and audio formats and also accelerate our efforts in the digital media, broadcast and online categories. During 2009, we expanded our fitness media library by producing celebrity content with Trudie Styler, Bob Greene and Marisa Tomei. We intend to continue to expand our brand to the Conscious Media market, which incorporates children’s, family, inspirational and edutainment media. We believe we can establish our brand as a leading brand in some of these media categories.  In 2009, we partnered with The Discovery Channel to license Discovery branded content for sale in our retail channel and digitally on the Internet.  We are now the exclusive licensee for new launches of all the Discovery Channel DVDs, including all properties of Animal Planet, TLC, Discovery Channel, HD Theater, the Science Channel ID and The Military Channel. We will also have access to the entire Discovery branded library as the rights expire with their current licensees.

We have expanded our visual media offerings internationally and plan to continue to grow this opportunity. We also intend to broaden the variety of formats we offer, from our traditional “physical media” (DVD, CD, etc), to making our content available online to our consumers in both one-shot “purchase” format or subscription services.  In 2009 we developed our own channel to distribute our content digitally on the Internet and will launch gaiamTV in 2010.

Capitalize on our market share positioning

Based on Nielsen’s Videoscan, since 2004 we have more than doubled our U.S. DVD market share in the fitness/wellness category to over 34% in 2009. In 2009, the fitness DVD category grew 22% while the total DVD category declined 5%. We will utilize our leadership position and sacrifice some of our market share in fitness in order to assume a category management role bringing competitive product into the mix to establish the most complete fitness assortment in the business. We tested this concept with Target in 2008 and are now expanding the category management concept to other specialty channels.  By assuming this category management role, we improved our revenues and profits as well as expanded the exposure of the category. This category management program is currently in 4,000 doors.

Based on the same Nielsen report, we ended 2009 6th in the non-theatrical U.S. DVD category with over 5% market share. We intend to continue to grow our market share in the non-theatrical category through the production and acquisition of Conscious Media titles, focusing on children’s, edutainment, and family entertainment.  We also plan to extend our line of offerings into wellness and green living with solution based programming and media based kits, building store within store wellness offerings and continuing to grow our retail presence.

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

We launched a continuity and subscription business with our acquisition of a majority of the equity of Spiritual Cinema. This business carries over 75% gross margins and connects our media content directly to the consumer. We expect to continue to invest in this channel of business. We believe that with the increase in broadband acceptance in the consumer marketplace, coupled with our specialized media library and loyal direct customer base, we have an opportunity for strong growth at high margins as digital downloads of media become mainstream.

We have focused on cost reduction and, therefore, expect to better leverage our infrastructure.  In addition, we have identified additional cost savings through consolidating warehouses and expect to begin realizing the benefits in the second half of 2010.  With our new state-of —the-art studio, we will be focusing on producing lower cost LOHAS content for kits, DVDs, online courses and web downloads.

Strengthen our Lifestyle Brand

Our goal is to maintain our brand as an authority in the LOHAS market (including the Conscious Media market) and to establish our brand as a unifying symbol of the emerging LOHAS lifestyle. We plan to strengthen our brand by growing our media, making our brand more prominent across our direct to consumer efforts, focusing on category management initiatives, increasing our store within store presence across national retailers, increasing our marketing and public relations efforts, marketing the Gaiam brand, and aggressively developing and marketing proprietary products while maintaining our high level of customer service.

Launch Reebok Branded Accessories and Media at Retail

In 2009, we signed a multi-year licensing agreement with Reebok to manufacture and market Reebok fitness accessories and media to retailers.  In 2010 we will take over twelve linear feet of Reebok with store within store presentations in all Target stores.

Expand our Proprietary Products

Excluding our partially owned subsidiaries, our proprietary products, which we introduced in 1997, represented approximately 86% of our revenues in fiscal year 2009. These products carry a higher margin, provide for branding opportunity and distinguish us from our competitors. We currently offer proprietary products that range from media products to sleep, stress relief, yoga and Pilates accessories to organic cotton bedding and bath products. We have also expanded our exclusive media library to over 2,800 titles through acquisitions and internal development. We continue to develop and market proprietary products across the LOHAS sectors. We will continue to look for additional library acquisitions as we expand our content across the Conscious Media market. We are strengthening our supply chain globally by sourcing a greater number of products offshore and leveraging our expanding media sales to obtain lower costs from our replicators. We leverage our product development costs over all sales channels.

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

In our direct to consumer business we are open 24 hours a day, offering products on our Internet sites. The future of our direct business (catalog, Internet, community and subscription) is evolving its platform to be more solutions-based versus transaction-based.  As we increase the depth of media and community functionality available to our consumers, our Internet presence will transform from being merely a place to “order” product to a place to “consume” it in real-time when digital downloads become more mainstream.  This will allow our customers to both stream or download content as well as buy products focused on five solution-based segments: fitness; wellness; personal growth; relationships and green living.

In our business segment, we continue to expand our presence in national retailers and currently have placements in approximately 70,000 retail points in the United States. We also continue to expand our store within store concept in a variety of stores, including Whole Foods Market, Barnes & Noble Bookstores, Borders, Target, Ulta, Dick’s Sporting Goods, REI, ABC Carpet and Home and other national retailers. We currently have over 11,000 store within store concepts.  As digital becomes more main stream, our strong relationships with retailers will allow us to migrate our media and products to retailers’ Internet sales channels.

Complement our Existing Business with Selective Strategic Acquisitions

Our growth strategy is not dependent on acquisitions. However, we will consider those strategic acquisitions in the LOHAS market that complement our existing business, increase our media and related product offerings, expand our geographical reach, extend our channel distribution, and add to our direct customer base. We especially focus on companies with media content, a strong brand identity and customer databases that augment our existing databases. We often allow some of the acquired company’s management team to retain responsibility for front-end business functions such as creative presentation and marketing, while consolidating operational functions under our existing infrastructure when we can realize economies of scale.

Launch a Digital Format Platform

While the adoption of digital media is still in the early stages, we expect the transition from DVD to digital distribution of visual content to occur rapidly in the future.  During 2009, we digitized most of our media library and built an internet platform for our content that will launch in 2010 under the channel gaiamTV.  GaiamTV will provide leading fitness, wellness and non-theatrical digital content for streaming, rental and subscription. In addition, we began to establish digital distribution partners such as Amazon, YouTube, iTunes and Netflix.

Our Business Segments

We separate our business into three segments: the business segment which includes sales to businesses, retailers, international licenses, corporate accounts and media outlets; the direct to consumer segment, which includes DRTV, catalogs, E-commerce, and subscription community services; and the solar segment, which includes the design and installation of solar energy systems and the sale of related renewable energy products and sustainable living resources.

The business, direct to consumer, and solar segments represented 35.3%, 41.6%, and 23.1% of the 2009 net revenues, respectively. Our business segment is dependent upon a few major customers for a significant portion of its revenues. See Note 13 to our consolidated financial statements for further information on our segments.

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

Because we use multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include Warner Bros., Disney, Paramount, Fox, Lions Gate, Liberty Media, thousands of small, local and regional businesses, and product lines or items offered by large retailers, manufacturers, publishers and media producers.

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

Our Employees

As of February 26, 2010, we employed approximately 519 individuals. None of our employees are covered by a collective bargaining agreement.

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

Item 1A.  Risk factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks described below of which we are presently aware. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

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

Changing consumer preferences may have an adverse effect on our business

We target consumers who assign high value to personal development, healthy lifestyles, responsible media, renewable energy and the environment. A decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect our customer base and sales revenues and, accordingly, our financial prospects. Further, consumer preferences and product trends are difficult to predict. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and we may not respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences and product trends could lead to, among other things, lower sales of our products, increased merchandise returns and lower margins, which could have a material adverse effect on our business.

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

In addition, the use of branded merchandise limits our ability to return unsold products to vendors, which can result in higher markdowns in order to sell excess inventory. Our commitment to customer service typically results in our keeping a high level of merchandise in stock so we can fill orders quickly. Consequently, we run the risk of having excess inventory, which may also contribute to higher markdowns. Our failure to successfully execute a branded merchandise strategy or to achieve anticipated profit margins on these goods, or a higher than anticipated level of overstocks, may materially adversely affect our revenues.

We offer our customers liberal merchandise return policies. Our consolidated financial statements include a reserve for anticipated merchandise returns, which is based on historical return rates. It is possible that actual returns may increase as a result of factors such as the introduction of new merchandise, changes in merchandise mix or other factors. Any increase in our merchandise returns will correspondingly reduce our revenues and profits.

Acquisitions may harm our financial results

We have historically expanded our operations in part through strategic acquisitions. We cannot accurately predict the timing, size and success of our acquisition efforts. Our acquisition strategy involves significant risks that could inhibit our growth and negatively impact our operating results, including the following: our ability to identify suitable acquisition candidates at acceptable prices; our ability to complete the acquisitions of candidates that we identify; our ability to compete effectively for available acquisition opportunities; increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent liabilities associated with acquisitions; failure of acquired businesses to achieve expected results; our failure to retain key customers or personnel of acquired businesses and difficulties entering markets in which we have no or limited experience. In addition, the size, timing and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our Class A common stock.

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

Our founder and chairman Jirka Rysavy controls us

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 868,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy is able to vote a majority of our stock, to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

Our success depends on the value of our brand

Because of our reliance on sales of proprietary products, our success depends on our brand. Building and maintaining recognition of our brand are important for attracting and expanding our customer base. If the value of our brand were adversely affected, we cannot be certain that we will be able to attract new customers, retain existing customers or encourage repeat purchases, and if the value of our brand were to diminish, our revenues, results of operations and prospects would be adversely affected.

The operating results of our solar energy business could adversely affect our operating results.

The operating results of our 55%-owned subsidiary, Real Goods Solar, Inc. (“Real Goods”), are consolidated into our reported results from operations. To the extent that Real Goods reports a loss for any given period, this will adversely affect our operating results for that period. Real Goods reported a net loss for its fiscal year ended December 31, 2009 of $1.6 million. Real Goods’ business is affected by general business factors, including prevailing economic conditions, competition, declining consumer credit market conditions, and similar factors. Real Goods’ business may also be affected by many factors that specifically affect the demand for solar energy systems and the solar energy industry, including the following:

•                 fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as changes in the price of oil and other fossil fuels;

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

•                 shortages in the supply of any of the components used for solar energy systems; and

•                 changes in governmental regulations that affect the installation of solar energy systems, which may make installation more difficult, more expensive, or impracticable.

Disputes concerning media content and intellectual property may adversely affect us

Most of our media content is subject to arrangements with third parties pursuant to which we have licensed certain rights to use and distribute media content owned by third parties or have licensed to third parties certain rights to use and distribute media content that we own. In addition, we have a number of agreements with third parties concerning the use of our media content and intellectual property, including agreements regarding royalties, distribution, duplication, etc. Allegations that our rights to use media content are incomplete or other disputes arising from such arrangements may be costly and may have a material adverse impact on our results.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As a seller of consumer products, we may face product liability claims in the event that use of our products results in injuries. If such injuries or claims of injuries were to occur, we could incur monetary damages and our business could be adversely affected by any resulting negative publicity. The successful assertion of product liability claims against us also could result in potentially significant monetary damages and, if our insurance protection is inadequate to cover these claims, could require us to make significant payments from our own resources.

We are dependent on third party suppliers for the success of our proprietary products

We are dependent on the success of our proprietary products, and we rely on a select group of manufacturers to provide us with sufficient quantities to meet our customers’ demands in a timely manner, produce these products in a humane and safe environment for both their workers and the planet, maintain quality standards consistent with our brand, and meet certain pricing guarantees. Our overseas sourcing arrangements carry risks associated with products manufactured outside of the U.S., including political unrest and trade restrictions, currency fluctuations, transportation difficulties, work stoppages, and other uncertainties. In addition, a number of our suppliers are small companies, and some of these vendors may not have sufficient capital, resources or personnel to maintain or increase their sales to us or to meet our needs for commitments from them. The failure of our suppliers to provide sufficient quantities of our proprietary products could decrease our revenues, increase our costs, and damage our customer service reputation.

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

Additionally, success in E-commerce depends upon our ability to provide a compelling and satisfying shopping experience. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online technology, and if we are unable to do this, our business could be adversely affected.

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

Our systems may fail or limit user traffic, which would cause us to lose sales

We support a portion of our business through our call center in Louisville, Colorado. Even though we have back up arrangements, we are dependent on our ability to maintain our computer and telecommunications equipment in this center in effective working order and to protect against damage from fire, natural disaster, power loss, telecommunications failure or similar events. In addition, growth of our customer base may strain or exceed the capacity of our computer and telecommunications systems and lead to degradations in performance or systems failure. We have experienced capacity constraints and failure of information systems in the past that have resulted in decreased levels of service delivery or interruptions in service to customers for limited periods of time. Although we continually review and consider upgrades to our technical infrastructure and provide for system redundancies and backup power to limit the likelihood of systems overload or failure, substantial damage to our systems or a systems failure that causes interruptions for a number of days could adversely affect our business. Additionally, if we are unsuccessful in updating and expanding our infrastructure, including our call center, our ability to grow may be constrained.

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

Relying on our centralized fulfillment center could expose us to losing revenue

Prompt and efficient fulfillment of our customers’ orders is critical to our business. Our facility in Cincinnati, Ohio handles our fulfillment functions and some customer-service related operations, such as returns processing. A majority of our orders are filled and shipped from the Cincinnati facility. The balance is shipped directly from suppliers. Because we rely on a centralized fulfillment center, our fulfillment functions could be severely impaired in the event of fire, extended adverse weather conditions, transportation difficulties or natural disasters. Because we recognize revenue only when we ship orders, interruption of our shipping could diminish our revenues.

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

We intend to optimize our fulfillment center down to 208,120 square feet by July 1, 2010 and have already renewed the lease for that remaining space through June 2013. Our existing fulfillment center lease has renewal options permitting the extension of the lease for up to an additional six years. We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3.           Legal proceedings

From time to time, we are involved in various legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 4.           Reserved

Part II

Item 5.           Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 11, 2010, we had 6,702 shareholders of record and 17,778,822 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the period indicated:

	High	Low	Close	Average Daily Volume
Fiscal 2009:
Fourth Quarter	$8.24	$6.03	$7.69	49,191
Third Quarter	$7.04	$4.51	$6.98	57,511
Second Quarter	$6.87	$3.16	$5.47	127,698
First Quarter	$4.81	$2.38	$3.28	119,279

Fiscal 2008:
Fourth Quarter	$10.63	$3.03	$4.62	146.903
Third Quarter	$15.00	$10.51	$10.60	214,791
Second Quarter	$20.18	$12.25	$13.51	342,969
First Quarter	$29.57	$16.65	$17.32	315,387

Issuer Purchases of Registered Equity Securities

We purchased shares of our Class A common stock in a negotiated transaction as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 6, 2009	932,000	$3.00	—	—

Dividend Policy

In 2010, for the first time, we declared out of additional paid-in capital an annual $0.15 per share cash dividend on our capital stock.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summaries equity compensation plan information for our Class A common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,224,760	$5.35	2,995,128
Equity compensation plans not approved by security holders	—	—	—
Total	1,224,760	$5.35	2,995,128

Stock Performance Graph

The Graph below shows, for the five years ended December 31, 2009, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2004 and the relative stock performances of our Class A common stock commencing with Gaiam’s initial public offering on October 29, 1999 until December 31, 2004.  The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market (U.S. Companies) Index and (b) a media peer group, comprised of Martha Steward Living Omnimedia, Inc.; The Walt Disney Company; and Lions Gate Entertainment Corp.  Although total return for the assumed investment reflects a reinvestment of all dividends on December 31st of the year in which such dividends are paid, no cash dividends were paid on our common stock during the periods presented.  Our Class A common stock is quoted by The NASDAQ Stock Market’s Global Market under the trading symbol GAIA.

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.           Selected financial data

We derived the selected consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and consolidated balance sheet data as of December 31, 2009 and 2008 set forth below from our audited consolidated financial statements which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2006 and 2005 and consolidated balance sheet data as of December 31, 2007, 2006 and 2005 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005

Consolidated Statements of Operations Data:
Net revenues	$278,473	$257,172	$262,943	$219,480	$142,492
Cost of goods sold	134,370	107,927	94,565	79,150	61,977
Gross profit	144,103	149,245	168,378	140,330	80,515
Expenses:
Selling and operating	131,659	142,401	144,768	119,700	67,639
Corporate, general and administration	13,225	13,059	13,157	14,989	9,790
Other general income and expense	—	82,928	—	—	—
Total expenses	144,884	238,388	157,925	134,689	77,429

Income (loss) from operations	(781)	(89,143)	10,453	5,641	3,086

Gain from issuance of subsidiary stock	—	32,800	—	—	—
Interest and other income (expense)	(1,524)	1,216	4,148	3,905	(175)

Income (loss) before income taxes and noncontrolling interest	(2,305)	(55,127)	14,601	9,546	2,911

Income tax expense (benefit)	(2,088)	(7,542)	5,767	3,774	974

Net income (loss)	(217)	(47,585)	8,834	5,772	1,937
Net (income) loss attributable to noncontrolling interest	513	11,962	(310)	(128)	(601)
Net income (loss) attributable to Gaiam, Inc.	$296	$(35,623)	$8,524	$5,644	$1,336

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$0.01	$(1.46)	$0.34	$0.23	$0.08
Diluted	$0.01	$(1.46)	$0.34	$0.23	$0.08
Weighted-average shares outstanding:
Basic	23,306	24,452	24,962	24,349	17,140
Diluted	23,378	24,452	25,214	24,617	17,354

	As of December 31,
(in thousands)	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data:
Cash	$48,325	$31,965	$66,258	$104,876	$15,028
Working capital	94,910	95,780	106,815	140,147	37,216
Total assets	212,213	202,098	240,712	250,968	156,101
Total liabilities	44,322	33,452	34,251	26,700	40,716
Total equity	167,891	168,646	206,461	224,268	115,385

During the last three years, we used $53.9 million of cash to repurchase our common stock.

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

Overview and Outlook

We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, and responsible media. Our media brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the LOHAS market.

We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, subscriptions, catalog, and through national retailers and corporate accounts.

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

Our business segment sells directly to retailers, with our products available in approximately 70,000 retail doors in the United States. During 2009, this segment generated revenue of $98.2 million, up from $88.9 million during 2008, an increase of 10.5%. During 2009, we expanded our store within store presentations, which include custom fixtures that we design, to over 11,000 locations.  In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media.  We have now expanded this strategy to approximately 4,000 doors, up from 3,200 at the end of 2008.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and the LOHAS industry’s focus and future. During 2009, this segment generated revenues of $115.9 million, down from $129.8 million during 2008.  This decrease reflects a planned reduction to our catalog circulation of 38%, partially offset by revenue growth from our direct response marketing programs.

Our solar segment offers residential and small commercial solar energy integration services.  On May 13, 2008, our solar energy integration business consummated an initial public offering and has since been managed as a separate segment.  This business has grown its sales and expanded its market territories. During 2009, this segment generated revenues of $64.3 million, up from $38.4 million during 2008.  We have and will continue to use the IPO proceeds to fund this segment’s working capital needs and general corporate purposes, which may include future acquisitions of businesses.

We believe our growth will be driven by media content, products, and services delivered to the consumer via Internet, retailers, licensing, electronic downloads and subscriptions. We have increased our focus on fitness media content creation and distribution, and media category management at retailers. Our recent licensing agreements will expand our distribution within the non-theatrical media category.

We believe a number of factors are important to our long-term success, including increasing our branded store within a store presence, expanding category management into new retailers and genres, increasing international growth by expanding into new markets primarily through license arrangements, extending our product lines and enhancing our multimedia platform community through new media opportunities, new membership programs, initiatives and acquisitions.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We use a traditional present value method for the purposes of testing for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

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

Purchase Accounting

We account for the acquisition of a controlling interest in a business using the acquisition method. In determining the estimated fair value of certain acquired assets and liabilities, we make assumptions based upon many different factors, such as historical and other relevant information and analyses performed by independent parties. Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results.

Media Library

Our media library asset represents the fair value of the library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to direct-mail and online customers. We amortize the fair value of acquired or purchased media titles and content on a straight-line basis over succeeding periods on the basis of their estimated useful lives. We defer capitalized production costs for financial reporting purposes until the media is released and, then we amortize these costs over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate.

Share-Based Compensation

We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the grant date fair value. In estimating this fair value, there are certain assumptions that we use, as disclosed in Note 12, Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Quarters ended December 31,		Years ended December 31,
	2009	2008	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.7%	48.6%	48.3%	42.0%	36.0%
Gross profit	52.3%	51.4%	51.7%	58.0%	64.0%

Expenses:
Selling and operating	40.4%	53.3%	47.3%	55.4%	55.0%
Corporate, general and administration	4.3%	4.6%	4.7%	5.1%	5.0%
Other general income and expense	—%	56.8%	—%	32.2%	—%
Total expenses	44.7%	114.7%	52.0%	92.7%	60.0%

Income (loss) from operations	7.6%	-63.3%	-0.3%	-34.7%	4.0%

Gain from issuance of subsidiary stock	—%	1.9%	—%	12.8%	—%
Interest and other income (expense)	-2.0%	0.3%	-0.5%	0.5%	1.5%
Income (loss) before income taxes and noncontrolling interest	5.6%	-61.1%	-0.8%	-21.4%	5.5%
Income tax expense (benefit)	0.7%	-4.7%	-0.7%	-2.9%	2.2%
Net (income) loss attributable to noncontrolling interest	-0.3%	15.7%	0.2%	4.6%	-0.1%
Net income (loss) attributable to Gaiam, Inc.	4.6%	-40.7%	0.1%	-13.9%	3.2%

Quarter Ended December 31, 2009 Compared to Quarter Ended December 31, 2008

Net revenue. Net revenue increased $13.1 million, or 17.6%, to $87.6 million during the fourth quarter of 2009 from $74.5 million during the fourth quarter of 2008. The increase in net revenue was primarily attributable to the business segment which grew 44.1% and strong growth in our solar segment, partially offset by a planned 38% reduction in catalog circulation.

Gross profit. Gross profit increased $7.6 million, or 19.8%, to $45.9 million during the fourth quarter of 2009 from $38.3 million during the fourth quarter of 2008. As a percentage of net revenue, gross profit increased to 52.3% during the fourth quarter of 2009 from 51.4% during the fourth quarter of 2008.  This increase primarily reflects higher sales of media.

Selling and operating expenses. Selling and operating expenses decreased $4.3 million, or 10.9%, to $35.4 million during the fourth quarter of 2009 from $39.7 million during the fourth quarter of 2008.  As a percentage of net revenue, selling and operating expenses decreased to 40.4% during the fourth quarter of 2009 from 53.3% during the fourth quarter of 2008.  This decrease is a result of our significant cost savings measures, including reducing payroll costs, optimizing the direct business through reduced catalog prospecting and closing unprofitable businesses.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.3 million, or 9.7%, to $3.8 million during the fourth quarter of 2009 from $3.5 million during the fourth quarter of 2008.  As of percentage of net revenue, corporate, general and administration expenses decreased to 4.3% during the fourth quarter of 2009 from 4.6% during the fourth quarter of 2008 reflecting higher revenues.

Net income (loss) attributable to Gaiam, Inc.  As a result of the above factors, net income attributable to Gaiam, Inc. was $4.0 million during the fourth quarter of 2009 compared to a net loss of $30.3 million during the fourth quarter of 2008.  Net income per share attributable to Gaiam, Inc. common shareholders was $0.17 during the fourth quarter of 2009 compared to a net loss per share of $1.26 during the fourth quarter of 2008. Excluding asset impairment charges and the gain from the issuance of Real Goods stock, our loss during the fourth quarter of 2008 would have been $2.6 million or $0.11 per share. Refer to the Non-GAAP Financial Measures table below.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net revenue. Net revenue increased $21.3 million, or 8.3%, to $278.5 million during 2009 from $257.2 million during 2008. Net revenue in our business segment increased $9.3 million to $98.2 million during 2009 from $88.9 million during 2008, primarily reflecting improvement in our domestic trade business, including increased store within store presentations and our success as media category manager, partially offset by conservative buying by retailers in the first quarter of 2009, higher deductions and allowances to retailers, and the disposition of our UK operations at the end of the first quarter of 2008. Net revenue in our direct to consumer segment decreased $13.9 million to $115.9 million during 2009 from $129.8 million during 2008. This decrease in the direct to consumer segment net revenue primarily reflects our decision to reduce catalog circulation by 38%, partially offset by revenue growth with our direct response marketing programs.   Net revenue to external customers in our solar segment increased $25.9 million to $64.3 million during 2009 from $38.4 million during 2008, primarily due to organic growth and our acquisitions during 2008.

Gross profit. Gross profit decreased $5.1 million, or 3.4%, to $144.1 million during 2009 from $149.2 million during 2008. As a percentage of net revenue, gross profit decreased to 51.7% during 2009 from 58.0% during 2008.  Gross profit in our business segment decreased $1.8 million, or 3.5%, to $50.0 million during 2009 from $51.8 million during 2008 and, as a percentage of net revenue, decreased to 50.9% during 2009 from 58.2% during 2008, primarily reflecting the expansion of our category manager role in media at retailers and greater participation in retailer discount programs and promotions. Gross profit in our direct to consumer segment decreased $9.1 million, or 10.4%, to $78.2 million during 2009 from $87.2 million during 2008 and, as a percentage of net revenue, increased slightly to 67.5% during 2009 from 67.2% during 2008, primarily reflecting our decision to focus on proprietary products, partially offset by our offering free shipping during the holiday season and reduced prices to accelerate sales and lower inventory levels.    Gross profit in our solar segment increased $5.7 million, or 55.7%, to $16.0 million during 2009 from $10.2 million during 2008 and, as a percentage of net revenue, decreased to 24.8% during 2009 from 26.7% during 2008, primarily reflecting larger average installation sizes that traditionally produce lower gross profit margins.

Selling and operating expenses. Selling and operating expenses decreased $10.7 million, or 7.5%, to $131.7 million during 2009 from $142.4 million during 2008.  This change is primarily a result of cost control measures implemented in late 2008 and early 2009 and reduced catalog circulation. As a percentage of net revenue, selling and operating expenses decreased to 47.3% during 2009 from 55.4% during 2008, reflecting our lower cost structure and increased revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.2 million, or 1.3%, to $13.2 million during 2009 from $13.1 million during 2008.  As of percentage of net revenue, corporate, general and administration expenses decreased to 4.7% during 2009 from 5.1% during 2008.

Interest and other income (expense). Interest and other income (expense) decreased $2.7 million to expense of $1.5 million during 2009 from income of $1.2 million during 2008.  The decrease reflects a loss on the disposition of an insignificant, unprofitable subsidiary of $1.8 million and lower interest income resulting from the decrease in prevailing short-term interest rates and cash used to acquire our corporate facilities and repurchase 0.9 million shares of our Class A common stock for $2.8 million since January 1, 2009.

Income tax benefit.  Income tax benefit during 2009 includes a $1.6 million tax benefit related to the disposition of an insignificant, unprofitable business in our direct to consumer segment.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased to $0.5 million during 2009 from $12.0 million during 2008 primarily as a result of impairment of goodwill during 2008 and improved earnings during 2009 in our solar segment.

Net income (loss) attributable to Gaiam, Inc.  As a result of the above factors, net income attributable to Gaiam, Inc. was $0.3 million during 2009 compared to a loss of $35.6 million during 2008.  Net income per share attributable to Gaiam, Inc. common shareholders was $0.01 during 2009 compared to net loss per share of $1.46 during 2008.  Excluding the impairment charges and the gain from the issuance of Real Goods stock, the net loss attributable to Gaiam, Inc. would have been $2.0 million, or $0.08 per share, for 2008.  Refer to the Non-GAAP Financial Measures table below.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net revenue. Net revenue decreased $5.8 million, or 2.2%, to $257.2 million during 2008 from $262.9 million during 2007. Net revenue in our direct to consumer segment decreased $2.7 million to $129.8 million during 2008 from $132.5 million during 2007. This decrease in the direct to consumer segment net revenue primarily reflects overall slower consumer spending and our decision to reduce catalog circulation by 16%.  Net revenue in our business segment decreased $22.6 million to $88.9 million during 2008 from $111.5 million during 2007, primarily reflecting lower international product sales, which includes the shift to licensing arrangements and the disposition of our UK operations. Excluding international revenues, our business segment net revenues increased $5.0 million, or 6.4%, to $83.8 million during 2008 from $78.8 million during 2007, primarily reflecting the acquisition of SPRI Products.  Net revenue to external customers in our solar segment increased $19.5 million to $38.4 million during 2008 from $18.9 million during 2007, primarily due to the acquisition of Carlson Solar in the first quarter of 2008, Independent Energy Systems in the third quarter of 2008, and Regrid Power in the fourth quarter of 2008.

Gross profit. Gross profit decreased $19.1 million, or 11.4%, to $149.2 million during 2008 from $168.4 million during 2007. As a percentage of net revenue, gross profit decreased to 58.0% during 2008 from 64.0% during 2007.  Gross profit in our direct to consumer segment decreased $3.4 million, or 3.7%, to $87.2 million during 2008 from $90.6 million during 2007 and, as a percentage of net revenue, decreased to 67.2% during 2008 from 68.4% during 2007, primarily reflecting our decision to utilize aggressive promotional strategies, including offering free shipping during the holiday season.  Gross profit in our business segment decreased $19.5 million, or 27.4%, to $51.8 million during 2008 from $71.2 million during 2007 and, as a percentage of net revenue, decreased to 58.2% during 2008 from 63.9% during 2007, primarily reflecting the change in international business, our success in expanding our category manager role in media at retailers, and expanding our distribution footprint by maintaining retail prices while absorbing cost increases from higher freight charges and the dollar decline.  Gross profit in our solar segment increased $3.8 million, or 57.8%, to $10.2 million during 2008 from $6.5 million during 2007 and, as a percentage of net revenue, decreased to 26.7% during 2008 from 34.3% during 2007, primarily reflecting the acquisition of Independent Energy Systems and Regrid Power which have larger average installation sizes that traditionally produce lower gross profit margins.

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

Other general income and expense. Other general income and expense was $82.9 million during 2008 and was comprised of impairment charges of $44.4 million of goodwill, $27.1 million of media libraries (primarily from our GoodTimes and Lime acquisitions), $1.5 million of other intangibles, $2.2 million of property and equipment (primarily web site development), $1.5 million of deferred advertising costs, and $3.3 million of other related assets,  and operating expenses related to the consummation of the Real Goods initial public offering and guaranteed payments that we were obligated to make, but for which we will receive no benefit, including reduction in force costs, totaling $2.9 million.

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

Net (income) loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $12.0 million during 2008 compared to net income attributable to noncontrolling interest of $0.3 million during 2007 primarily as a result of impairment of goodwill in our solar segment.

Net income (loss) attributable to Gaiam, Inc.  As a result of the above factors, net loss attributable to Gaiam, Inc. was $35.6 million during 2009 compared to net income of $8.5 million during 2008.  Net loss per share attributable to Gaiam, Inc. common shareholders was $1.46 during 2008 compared to net income per share of $0.34 during 2007.  Excluding the impairment charges and the gain from the issuance of Real Goods stock, the net loss attributable to Gaiam, Inc. would have been $2.0 million, or $0.08 per share, for 2008.  Refer to the Non-GAAP Financial Measures table immediately below.

Non-GAAP Financial Measures

We have utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing our financial results for the quarter and year ended December 31, 2008. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of our quarter and year ended December 31, 2008 GAAP net loss to our non-GAAP net loss is set forth below (unaudited, in millions except share and per share data):

	For the Quarter Ended December 31, 2008	For the Year Ended December 31, 2008

Net loss	$(30.3)	$(35.6)

Exclusion of non-cash gain on issuance of Real Goods Solar stock (net of taxes of $0.5 million and $12.7 million, respectively)	(0.9)	(20.1)

Exclusion of non-cash impairment of goodwill and intangible assets (net of taxes of $2.3 million and $17.8 million, respectively)	28.6	53.7

Non-GAAP net loss	$(2.6)	$(2.0)

Non-GAAP weighted average shares used in earnings per share calculation —diluted	23,980,000	24,452,000

Non-GAAP loss per share —diluted	$(0.11)	$(0.08)

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited results of operations for each of the quarters in 2009 and 2008. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2009 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$55,923	$60,475	$74,439	$87,636
Gross profit	30,986	31,446	35,811	45,860
Income (loss) before income taxes and noncontrolling interests	(6,152)	(2,115)	1,031	4,931
Net income (loss)	(3,903)	(1,277)	643	4,320
Net income (loss) attributable to Gaiam, Inc.	(3,090)	(1,009)	365	4,030
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.13)	$(0.04)	$0.02	$0.17
Weighted average shares outstanding-diluted	23,957	23,076	23,167	23,267

	Year 2008 Quarters Ended (a)
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$65,173	$57,217	$60,285	$74,497
Gross profit	40,978	36,153	33,845	38,269
Income (loss) before income taxes and noncontrolling interests	3,135	4,184	(16,922)	(45,524)
Net income (loss)	1,897	2,531	(10,000)	(42,013)
Net income (loss) attributable to Gaiam, Inc.	2,213	2,581	(10,115)	(30,302)
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$0.09	$0.10	$(0.42)	$(1.26)
Weighted average shares outstanding-diluted	25,352	24,895	24,020	23,980

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

We have a revolving line of credit agreement with a financial institution with a current expiration date of June 19, 2010.  We are currently in negotiations to renew the line of credit agreement, which was recently extended pending the renewal negotiations. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At December 31, 2009, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2009	2008	2007
Net cash provided by (used in):
Operating activities	$28,134	$(20,414)	$13,445
Investing activities	(9,036)	(43,858)	(22,787)
Financing activities	(2,735)	29,996	(29,432)
Effects of exchange rates on cash and cash equivalents	(3)	(17)	156
Net increase (decrease) in cash and cash equivalents	$16,360	$(34,293)	$(38,618)

Operating activities. Our operating activities provided net cash of $28.1 million during 2009 and used net cash of $20.4 million during 2008. Our net cash provided by operating activities during 2009 was primarily attributable to decreased inventory of $13.9 million, noncash adjustments to net loss of $9.3 million, increased accounts payable and accrued liabilities of $10.9 million and refunded income taxes of $8.3 million, partially offset by increased accounts receivable and other assets of $12.6 million and $1.3 million, respectively. Our net cash used by operating activities during 2008 was primarily attributable to $8.4 million of income tax benefits that we expect to be refunded in 2009 as a result of the impairment of assets in 2008 and $10.6 million of liabilities assumed in business acquisitions which are shown in operating activities in accordance with GAAP.  The remaining purchase price for these acquisitions is shown in investing activities.  Also included in net cash used in operating activities are additional inventory purchases of $3.6 million, partially offset by other net sources of cash of $2.1 million.

Investing activities. Our investing activities used net cash of $9.0 million and $43.9 million during 2009 and 2008, respectively. The net cash used in investing activities during 2009 was used primarily for property and equipment acquisitions of $4.4 million, of which $2.2 million was required to maintain normal operations, for media productions of $3.1 million, and for a business acquisition earn-out of $1.5 million. The net cash used in investing activities during 2008 was used primarily to acquire our new corporate headquarters and related property and equipment for $19.4 million, purchase other property and equipment for $3.1 million, acquire businesses and other investments for $13.9 million, and purchase and produce media rights for $6.0 million.

Financing activities. Our financing activities used net cash of $2.7 million during 2009 and provided net cash of $30.0 million during 2008.  Our net cash used in financing activities during 2009 was used primarily to repurchase 932,000 shares of our Class A common stock.  Our net cash provided by financing activities during 2008 primarily reflected net proceeds from Real Goods’ IPO of $48.2 million and issuances of our common stock and related tax benefits of $1.5 million, partially offset by the use of funds to repurchase approximately 1.3 million shares of our Class A common stock for $18.4 million and payoff of $1.3 million on a line of credit of an acquired solar business.

On November 8, 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock.  During the years ended December 31, 2009 and 2008, we issued 50,000 and 221,152 of these shares, respectively, primarily to acquire business ownership interests.

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

Contractual Obligations

We have commitments pursuant to operating lease obligations, but do not have any outstanding commitments pursuant to purchase agreements. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs

Operating lease obligations	$8,933	$2,314	$3,871	$2,494	$254

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

Item 7A.                             Quantitative and qualitative disclosures about market risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have forward contracts for foreign currency transactions, the gains and losses from which historically have been immaterial.

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

Item 8.             Financial statements and supplementary data

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Gaiam, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule II for the years ended December 31, 2009, 2008 and 2007.  We also have audited the Company’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 2 to the consolidated financial statements, in 2009, Gaiam, Inc. and subsidiaries changed their method of accounting for noncontrolling interests.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaiam, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule II for the years ended December 31, 2009, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, Gaiam, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO Criteria.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 12, 2010
Denver, Colorado

GAIAM, INC.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share data)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$48,325	$31,965
Accounts receivable, net	46,266	33,664
Inventory, less allowances	26,872	40,782
Deferred advertising costs	1,909	2,578
Receivable and deferred tax assets	10,179	15,448
Other current assets	5,681	4,795
Total current assets	139,232	129,232

Property and equipment, net	28,217	27,381
Media library, net	12,354	12,102
Deferred tax assets, net	4,414	6,076
Goodwill	24,166	23,180
Other intangibles, net	652	880
Notes receivable and other assets	3,178	3,247
Total assets	$212,213	$202,098

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,261	$26,567
Accrued liabilities	11,061	6,885
Total current liabilities	44,322	33,452

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,721,212 and 18,541,201 shares issued and outstanding at December 31, 2009 and 2008, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2009 and 2008	1	1
Additional paid-in capital	162,532	163,652
Accumulated other comprehensive income	85	88
Accumulated deficit	(9,979)	(10,275)
Total Gaiam, Inc. shareholders’ equity	152,641	153,468
Noncontrolling interest	15,250	15,178
Total equity	167,891	168,646
Total liabilities and equity	$212,213	$202,098

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of operations

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007

Net revenue	$278,473	$257,172	$262,943
Cost of goods sold	134,370	107,927	94,565
Gross profit	144,103	149,245	168,378

Expenses:
Selling and operating	131,659	142,401	144,768
Corporate, general and administration	13,225	13,059	13,157
Other general income and expense	—	82,928	—
Total expenses	144,884	238,388	157,925

Income (loss) from operations	(781)	(89,143)	10,453

Gain from issuance of subsidiary stock	—	32,800	—
Interest and other income (expense)	(1,524)	1,216	4,148

Income (loss) before income taxes and noncontrolling interest	(2,305)	(55,127)	14,601

Income tax expense (benefit)	(2,088)	(7,542)	5,767

Net income (loss)	(217)	(47,585)	8,834

Net (income) loss attributable to noncontrolling interest	513	11,962	(310)

Net income (loss) attributable to Gaiam, Inc.	$296	$(35,623)	$8,524

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$0.01	$(1.46)	$0.34
Diluted	$0.01	$(1.46)	$0.34

Weighted average shares outstanding:
Basic	23,306	24,452	24,962
Diluted	23,378	24,452	25,214

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statement of changes in equity

			Gaiam, Inc. Shareholders
			Retained	Accumulated
			Earnings	Other	Common	Common
		Comprehensive	(Accumulated	Comprehensive	Stock	Stock	Paid-in	Noncontrolling
(in thousands, except shares)	Total	Income (Loss)	Deficit)	Income	Amount	Shares	Capital	Interest

Balance at December 31, 2006	$224,268	$—	$16,824	$873	$3	27,149,936	$200,906	$5,662

Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	6,047	—	—	—	—	303,695	6,047	—
Issuance of subsidiary common stock in conjunction with acquisitions	101	—	—	—	—	—	—	101
Repurchase of stock	(32,907)	—	—	—	—	(2,500,000)	(32,907)	—
Comprehensive income:
Net income	8,834	8,834	8,524	—	—	—	—	310
Foreign currency translation adjustment, net of income taxes of $77	118	118	—	118	—	—	—	—
Comprehensive income	8,952	8,952	—	—	—	—	—	—
Balance at December 31, 2007	206,461		25,348	991	3	24,953,631	174,046	6,073

Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	7,965	—	—	—	—	359,855	7,965	—
Issuance of subsidiary common stock in conjunction with acquisitions and compensation	21,985	—	—	—	—	—	918	21,067
Repurchase of stock	(19,277)	—	—	—	—	(1,372,285)	(19,277)	—
Comprehensive loss:
Net loss	(47,585)	(47,585)	(35,623)	—	—	—	—	(11,962)
Foreign currency translation adjustment, net of reclassification and related tax benefit of $590	(903)	(903)	—	(903)	—	—	—	—
Comprehensive loss	(48,488)	(48,488)	—	—	—	—	—	—
Balance at December 31, 2008	168,646	—	(10,275)	88	3	23,941,201	163,652	15,178

Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	1,507	—	—	—	—	112,011	1,507	—
Issuance of subsidiary common stock in conjunction with acquisitions and compensation	962	—	—	—	—	—	183	779
Repurchase of stock	(2,810)	—	—	—	—	(932,000)	(2,810)	—
Subsidiary dividends to noncontrolling interests	(194)	—	—	—	—	—	—	(194)
Comprehensive loss:
Net income (loss)	(217)	(217)	296	—	—	—	—	(513)
Foreign currency translation	(3)	(3)	—	(3)	—	—	—	—
Comprehensive loss	(220)	$(220)	—	—	—	—	—	—
Balance at December 31, 2009	$167,891		$(9,979)	$85	$3	23,121,212	$162,532	$15,250

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2009	2008		2007
Operating activities:
Net income (loss)	$(217)	$(47,585)		$8,834
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,255	3,110		2,120
Amortization	4,429	5,525		10,169
Share-based compensation expense	1,879	1,506		1,024
Net loss (gain) on investments and property	190	(579)		265
Noncash gain from equity method investment	—	—		(127)
Deferred and stock option income tax benefit	(400)	(15,358)		(701)
Gain on issuance of subsidiary stock, net of tax	—	(20,138)		—
Impairment loss	—	80,021		—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(12,588)	(922)		(3,330)
Inventory, net	13,910	(3,629)		(5,546)
Deferred advertising costs	(178)	(1,564)		(1,230)
Income tax receivable	8,260	(7,751)		—
Other assets	(1,339)	(5,240)		(771)
Accounts payable	6,757	(856)		345
Accrued liabilities	4,176	(6,954)		2,393
Net cash provided by (used in) operating activities	28,134	(20,414	)(a)	13,445

Investing activities:
Purchase of property, equipment and media rights	(7,536)	(28,585)		(9,536)
Purchase of acquisitions, investments, and note, net of cash acquired	(1,500)	(13,892)		(17,122)
Disposition of investments, net	—	(1,381)		3,871
Net cash used in investing activities	(9,036)	(43,858)		(22,787)

Financing activities:
Proceeds from Real Goods stock issuances, net	—	48,154		—
Repurchase of Class A common stock, including related costs	(2,810)	(18,411)		(32,907)
Subsidiary’s payment of dividends to noncontrolling interest	(194)	—		—
Net proceeds from issuance of common stock and tax benefits from option exercises	269	1,556		3,475
Net payments on acquired business’ line of credit	—	(1,303)		—
Net cash (used in) provided by financing activities	(2,735)	29,996		(29,432)

Effects of exchange rates on cash and cash equivalents	(3)	(17)		156

Net increase (decrease) in cash and cash equivalents	16,360	(34,293)		(38,618)
Cash and cash equivalents at beginning of year	31,965	66,258		104,876
Cash and cash equivalents at end of year	$48,325	$31,965		$66,258

Supplemental cash flow information:
Interest paid	$57	$41		$174
Income taxes paid	985	3,006		6,746
Liabilities assumed from acquisitions	—	10,624		4,683
Common stock issued for acquisitions	796	16,187		1,504

(a)         Cash used in 2008’s operating activities includes $19.0 million that is attributable to $8.4 million of income tax benefits that we were refunded in 2009 primarily as a result of the impairment of assets in 2008 and $10.6 million of liabilities assumed in business acquisitions which are shown in operating activities in accordance with GAAP. The remaining purchase price for these acquisitions is shown in investing activities.

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

2.  Significant Accounting Policies

No changes were made to our significant accounting policies during the year ended December 31, 2009, except for the adoption of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, which does not change any existing accounting principles, and new pronouncements related to business combinations, fair value measurements, noncontrolling interests in consolidated financial statements, and disclosures about derivatives and hedging activities.  The business combination changes require an acquirer to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions, and changes the accounting treatment for certain specific items.  The fair value measurement guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The noncontrolling interests guidance establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and directs that gains from the issuance of subsidiary stock must be recognized in additional paid-in capital.  The derivatives guidance enhances required disclosures regarding derivatives and hedging activities.  We have applied the noncontrolling interests guidance by reclassifying amounts formerly referred to as minority interests in our consolidated balance sheets and consolidated statements of operations.  Aside from this presentation change, the implementation of these pronouncements did not have a material impact on our consolidated financial statements for the year ended December 31, 2009.

Additionally, in May 2009, the FASB issued subsequent events guidance, which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued.  This was effective for us beginning on April 1, 2009.  We have evaluated events subsequent to December 31, 2009 and concluded that other than the event disclosed in Note 15. Subsequent Events, no material event has occurred which either would impact the results reflected in this report or our results going forward.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts with financial institutions and highly liquid investments, which mature within three months of date of purchase. The fair value of the cash and cash equivalents approximates their carrying value due to their short maturities.

Concentration of Risk and Allowances for Doubtful Accounts

We have potential concentration of credit risk in our accounts receivable because two of our top customers, Target and Walmart, accounted for 39.3% of accounts receivable, net as of December 31, 2009.  These customers are major retailers in the United States to which we made significant sales during the year end holiday season.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. The allowance for doubtful accounts was $1.6 million and $2.7 million as of December 31, 2009 and 2008, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Product Returns

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. As of December 31, 2009 and 2008, we estimated obsolete or slow-moving inventory to be $2.0 million and $1.6 million, respectively.

Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of infomercials and catalogs. We defer such costs for financial reporting purposes until the catalogs and infomercials are distributed and advertised, and then we amortize these costs over succeeding periods on the basis of estimated direct relationship sales. We amortize our seasonal catalogs within six months. Forecasted sales are the principal factor we use in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $40.8 million, $43.3 million, and $39.9 million for the years ended December 31, 2009, 2008, and 2007, respectively, and we include these amounts in selling and operating expense.

We record sales discounts or other sales incentives as a reduction to revenues. We identify and record as part of selling and operating expense any cooperative advertising expenses we pay, which are for advertisements meeting the separable benefit and fair value tests, as part of selling and operating expense.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We include in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software, which is typically three years. We compute depreciation of property and equipment on the straight-line method over estimated useful lives, generally three to forty-five years. We amortize leasehold and building improvements over the shorter of the estimated useful lives of the assets or the remaining term of the lease or remaining life of the building, respectively.

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

Purchase Accounting

We account for the attainment of a controlling interest in a business using the acquisition method. In determining the estimated fair value of certain acquired assets and liabilities, we make assumptions based upon many different factors, such as historical and other relevant information and analyses performed by independent parties. Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results.

Media Library

Our media library asset represents the estimated fair value of our library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and our direct customers. We have presented the media library net of accumulated amortization of approximately $22.0 million and $19.1 million at December 31, 2009 and 2008, respectively, which is being amortized over the estimated useful life of the titles, which range from five to fifteen years. Additionally, during 2010 we anticipate incurring approximately $11.1 million in participation expenses, primarily royalties, related to acquired and produced media content.

Media library production costs consist of costs incurred to produce the media content, net of accumulated amortization. We recognize these costs, as well as participation costs, as expenses on an individual title basis equal to the ratio that the current year’s gross revenues bear to our estimate of total ultimate gross revenues from all sources to be earned over a maximum seven-year period. We state capitalized production costs at the lower of unamortized cost or estimated fair value on an individual title basis. We continually review revenue forecasts, based primarily on historical sales statistics, and revise these forecasts when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a title has an estimated fair value that is less than its unamortized cost, we recognize an impairment loss in the current period for the amount by which the unamortized cost exceeds the title’s estimated fair value.

During 2009, capitalized production cost for released titles was approximately $3.0 million, and for those titles not yet released was approximately $1.4 million. Additionally, as of December 31, 2009, we estimate that approximately $2.3 million or 28.6% of the unamortized costs for released titles will be amortized during 2010, and approximately 79.7% of the unamortized costs for released titles will be amortized within the next three years. Accumulated amortization for produced media content at December 31, 2009 and 2008 was approximately $12.0 million and $9.8 million, respectively. Amortization expense for produced media content for the years ended December 31, 2009, 2008 and 2007 was $2.2 million, $2.0 million and $2.9 million, respectively.

Our acquired media rights have $4.3 million of remaining unamortized costs as of December 31, 2009 that will be amortized on a straight-line basis over 12 to 84 months. Amortization expense for acquired and purchased media rights for the years ended December 31, 2009, 2008, and 2007 was $0.9 million, $3.1 million, and $4.7 million, respectively. Based upon the acquired media titles and rights at December 31, 2009, we expect the annual amortization expense for the next five years to approximate $0.9 million per annum.

Based on total media library costs at December 31, 2009 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, we expect the amortization expense for the next five years to be approximately $2.5 million per annum.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We use a traditional present value method for the purposes of testing for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

We have allocated the entire goodwill balance of $24.2 million at December 31, 2009 to our three segments: direct to consumer, business and solar.  The following table sets forth the changes in goodwill for the period December 31, 2007 through December 31, 2009 by segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Solar Segment	Total

Balance at December 31, 2007	$15,955	$20,974	$5,927	$42,856
Acquisitions	939	7,044	20,484	28,467
Impairment losses recognized	(14,192)	(3,835)	(26,411)	(44,438)
Business dispositions	—	(3,705)	—	(3,705)
Balance at December 31, 2008	2,702	20,478	—	23,180
Acquisitions	—	254	732	986
Balance at December 31, 2009	$2,702	$20,732	$732	$24,166

The following table represents our other intangibles subject to amortization by major class as of December 31, 2009 and 2008.

	As of December 31,
(in thousands)	2009	2008

Customer related:
Gross carrying amount	$515	$250
Accumulated amortization	(139)	(52)
	$376	$198
Marketing related:
Gross carrying amount	$552	$817
Accumulated amortization	(276)	(135)
	$276	$682

The amortization periods range from 36 to 84 months. Amortization expense for the years ended December 31, 2009 and 2008 was $0.2 million and $1.1 million, respectively. Based on the December 31, 2009 balance of other intangibles, we estimate amortization expense to be $0.2 million each year for 2010 and 2011, $0.1 million for 2012, $45,000 for 2013 and $38,000 each year for 2014 and 2015.

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

Income Taxes

We provide for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not.

Revenues

Revenue consists of sales of products, media licensing, and solar energy integration contract fees. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. We recognize revenue from fixed price contracts using either the completed contract or percentage-of-completion method, based on the energy size of the solar energy integration project. We had six and two solar energy integration contracts accounted for under the percentage-of-completion method as of December 31, 2009 and 2008, respectively, and none for 2007. We present revenues net of taxes collected from customers. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenues arising from the product sale. We include postage and handling costs, which were approximately $12.9 million for 2009, $13.1 million for 2008, and $12.0 million for 2007, in selling and operating expense along with other fulfillment costs.

Share-Based Compensation

As of January 1, 2006, we adopted the FASB’s guidance for stock-based compensation, which requires companies to recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 12, Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of the FASB’s guidance apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. We will recognize estimated compensation for grants that were outstanding as of the effective date over the remaining service periods using the compensation cost estimated for pro forma disclosures.

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

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. Effective June 1, 2007, we began matching 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500, and during the year ended December 31, 2009, we made matching contributions of $0.2 million to the 401(k) plan.

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

Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of our net income (loss), noncontrolling interest net income (loss), and foreign currency translation adjustments, net of income taxes. The disposition of our investment in our UK operations during the year ended December 31, 2008 resulted in a net loss which lowered our net income.  The foreign currency translation amount attributable to that entity and accumulated in the translation adjustment component of equity was removed from the other comprehensive income component of equity and reported as part of the loss on the sale of the investment.

Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded common equivalent shares of 886,000, 717,000 and 186,000 from the computation of diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders for 2009, 2008 and 2007, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders:

	For the Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007

Numerator for basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$296	$(35,623)	$8,524

Denominator:
Weighted average shares for basic net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,306	24,452	24,962

Effect of dilutive securities:
Weighted average of common stock and stock options	72	—	252

Denominators for diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,378	24,452	25,214

Net income (loss) per share attributable to Gaiam, Inc. common shareholders - basic	$0.01	$(1.46)	$0.34
Net income (loss) per share attributable to Gaiam, Inc. common shareholders - diluted	$0.01	$(1.46)	$0.34

3.                   Notes Receivable and Other Assets

As of December 31, 2009 and 2008, our notes receivable and other assets consisted of $2.7 million in notes and $0.3 million in investments, and $0.2 million in other long-term assets.

4.      Mergers and Acquisitions

During 2009, we issued 25,000 shares of our Class A common stock worth $64,000 and paid $1.5 million as contingent consideration for two of our 2007 business acquisitions. For purchase price true-up and contingent consideration related to one of its 2008 business acquisitions, Real Goods issued 363,504 shares its Class A common stock with an estimated fair value of $0.7 million and allocated the additional consideration to goodwill, which is not expected to be tax deductible. Real Goods used a period beginning two days before and two days after the date that the consideration became payable in determining the estimated fair value of the securities issued.

During the fourth quarter 2009, we closed one of our insignificant, unprofitable direct to consumer businesses, resulting in a pre-tax deconsolidation loss of $1.8 million, which is reported in our interest and other income (expense), an income tax benefit of $1.6 million, and a net loss of $0.2 million to our consolidated statement of operations for the year ended December 31, 2009.

During 2008, we acquired businesses in all of our reporting segments.  The acquisition in our direct to consumer segment strengthened our online community and expanded our offline distribution through print media.  Our business segment acquisition broadened our professional fitness product line and increased our distribution channels in the professional markets.  Our solar segment acquisitions allowed us to expand our geographic presence in Northern California and establish a sales office in the sizable Southern California solar installation market.  The factors that contributed to purchase prices that resulted in recognition of goodwill were the target companies’ new and varied product and service offerings, anticipated and historical revenue and increased market share potential through broadened geographical reach and new market channels.

During the first quarter of 2008, Real Goods’ subsidiary, Real Goods Carlson, acquired certain assets of Carlson Solar, Inc., and we acquired 100% ownership interest of SPRI Products and the remaining 49.9% ownership interest of Conscious Enlightenment.  On May 23, 2008, Real Goods exchanged 280,000 shares of its Class A common stock for Real Goods’ current Chief Financial Officer’s 11.6% ownership in Real Goods Carlson, Inc.  Consideration paid for the minority interest of Real Goods Carlson was the same relative fair value as the equity received.  The assets acquired from Carlson Solar were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase was treated as a business combination.  Also during 2008, Real Goods acquired 100% ownership of Independent Energy Systems and Regrid Power, Inc.  The total initial cost of all the 2008 business acquisitions was $32.6 million, including direct acquisition costs, consisting of $14.2 million in cash, $5.1 million in our Class A common stock, $11.1 million in Real Goods Class A common stock, and $2.2 million in assumed liabilities. We used a period beginning two days before and two days after the date that the terms of the acquisition were agreed and announced in determining the estimated fair value of the securities issued in connection with these business acquisitions.

As additional consideration for Carlson Solar, Real Goods granted to the sellers warrants to purchase 30,000 shares of Real Goods’ Class A common stock at an exercise price of $3.20 per share.  The warrants commenced vesting upon the initial public offering of Real Goods’ Class A common stock.  In addition, the Regrid Power acquisition had purchase price true-up and contingent share consideration up to a maximum of 800,000 shares of Real Goods’ Class A common stock, based on Regrid Power’s revenue and earnings performance over its first 12 months following acquisition. Real Goods issued shares related to this purchase price true-up and contingency during 2009.

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

Also during 2008, we vested 50% of the contingent consideration warrants related to Real Goods’ Marin Solar and Carlson Solar acquisitions as a result of the consummation of Real Goods’ initial public offering on May 13, 2008, for a total additional cost of $0.2 million, which we allocated to the solar segment goodwill.

In 2008, we sold our investment in the non-LOHAS business publications that were acquired as part of a previous acquisition and sold our 51% ownership interest in Gaiam Limited, our UK subsidiary.  We received 50,000 shares of Gaiam Class A common stock, valued at $0.9 million, as part of the consideration for our UK subsidiary.  We also closed one of our unprofitable direct to consumer segment businesses.

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

	Pro forma
	Year Ended December 31,
(in thousands, except per share data)	2008	2007
	(unaudited)
Net revenue (a)	$267,259	$285,747
Income (loss) before income taxes and noncontrolling interest	$(50,795)	$16,617
Net income (loss) attributable to Gaiam, Inc.	$(33,675)	$9,663

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(1.38)	$0.38
Diluted	$(1.38)	$0.38

(a)         International revenues, excluding our disposed UK operation, were $2.9 million during 2008 and $25.3 million during 2007.  This supplemental pro forma information has not been adjusted for our change in the first quarter of 2008 from traditional product sales to licensing arrangements for our international operations.

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

5.             Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2009	2008
Land	$8,533	$8,533
Buildings	16,055	13,875
Furniture, fixtures and equipment	6,182	6,112
Leasehold improvements	1,690	1,668
Website development costs and other software	7,674	6,656
Studio, computer and telephone equipment	8,007	7,655
Vehicles	905	731
Warehouse and distribution equipment	1,406	1,406
	50,452	46,636
Accumulated depreciation and amortization	(22,235)	(19,255)
	$28,217	$27,381

6.             Asset Impairment and Other General Expense and Income

During 2008, as a result of changes in the retail business climate, we impaired $44.4 million of goodwill, $27.1 million of media libraries, $1.5 million of other intangibles, $2.2 million of property and equipment (primarily web site development), $1.5 million of deferred advertising costs, and $3.3 million of other related assets.  The impairment of goodwill, resulting from the application of GAAP, was primarily driven by adverse financial market conditions that reduced our market capitalization below the net carrying value of our assets on our consolidated balance sheet as of December 31, 2008.  The impairment took into account the deteriorating macro-economic environment, the reduced accessibility to the credit markets for customers, and the high degree of uncertainty about the eventual return to normalcy.  These noncash, partially tax deductible impairments (mostly goodwill) reduced the carrying value of these assets on our consolidated balance sheet for our business, direct to consumer, and solar segments by $33.7 million, $19.1 million, and $27.2 million, respectively.  We estimated the fair value of each impaired asset category using a traditional present value technique, relying upon various sources of information for our assumptions, such as estimated future sales, internal budgets and projections, and judgment about existing brand potential.  Other general expense and income on our consolidated statement of operations for the year ended December 31, 2008 included these asset impairment losses of $80.0 million, and operating expenses related to the consummation of Real Goods’ initial public offering and guaranteed payments that we were obligated to make, but for which we will receive no benefit, including reduction of force costs, totaling $2.9 million.

7.             Commitments and Contingencies

We lease office and warehouse space through operating leases.  Some of the leases have renewal clauses, which range from 1 to 10 years.

The following schedule represents the annual future minimum payments under these commitments, as of December 31, 2009:

(in thousands)	Operating
2010	$2,314
2011	1,999
2012	1,872
2013	1,452
2014	1,042
2015	254
Total minimum lease payments	$8,933

We incurred rent expense of $3.3 million, $3.8 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8.             Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

(in thousands)	2009	2008
Accrued compensation	$4,823	$3,815
Accrued royalties	3,488	1,573
Accrued distribution fees	1,627	—
Other accrued liabilities	1,123	1,497
	$11,061	$6,885

9.             Line of Credit

We have a revolving line of credit agreement with a financial institution with a expiration date of June 19, 2010.  We are currently in negotiations to renew the line of credit agreement, which was recently extended pending the renewal negotiations. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including those requiring compliance with certain financial ratios. At December 31, 2009, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit.  We believe we have complied with all of the financial covenants.

10.          Income Taxes

Our provision for income tax expense (benefit) is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2009	2008	2007
Current:
Federal	$308	$(5,099)	$5,404
State	156	122	1,196
International	—	—	(132)
	464	(4,977)	6,468
Deferred:
Federal	(2,308)	(1,321)	(624)
State	(244)	(1,048)	(138)
International	—	(196)	61
	(2,552)	(2,565)	(701)
	$(2,088)	$(7,542)	$5,767

Variations from the federal statutory rate are as follows:

(in thousands)	2009	2008	2007

Expected federal income tax expense (benefit) at statutory rate of 34%	$(871)	$(18,743)	$4,944
Effect of permanent worthless stock and impairment differences	(967)	13,766	—
Effect of permanent other differences	177	(139)	92
Effect of changes in tax positions	(259)	—	—
State income tax expense (benefit), net of federal benefit	(139)	(2,165)	721
Federal tax credits	—	(315)	—
Other	(29)	(26)	—
Effect of differences between U.S. taxation and foreign taxation	—	80	10
Income tax expense (benefit)	$(2,088)	$(7,542)	$5,767

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2009 and 2008 are as follows:

	December 31,
(in thousands)	2009	2008
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$589	$1,049
Inventory-related expense	1,150	781
Accrued liabilities	4,433	3,866
Worthless investment	2,610	1,598
Impairment of assets	1,517	—
Prepaid and deferred catalog costs	(270)	(256)
Total current deferred tax assets	$10,029	$7,038
Non-current:
Depreciation and amortization	$(814)	$(764)
Section 181 qualified production expense	(3,219)	(3,071)
Net operating loss carryforward	12,562	11,871
Charitable carryforward	807	592
Gain from issuance of subsidiary stock	(11,755)	(12,662)
Impairment of assets	7,450	10,291
Tax credits	716	863
Foreign exchange rate gain	—	(590)
Other	(283)	(454)
Total non-current deferred tax assets	5,464	6,076
Valuation allowance	(1,050)	—
Total non-current deferred tax assets, net of valuation allowance	4,414	6,076
Total net deferred tax assets	$14,443	$13,114

The sources of income (loss) before income taxes and noncontrolling interests are as follows:

(in thousands)	2009	2008	2007
Domestic	$(2,563)	$(53,999)	$14,841
International	258	(1,128)	(240)
	$(2,305)	$(55,127)	$14,601

At December 31, 2009, we had made no provision for U.S. federal and state income taxes on approximately $170,000 of undistributed foreign earnings, which are expected to remain outside of the U.S. indefinitely. Upon any future distribution of foreign earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

At December 31, 2009, we had $1.3 million in tax effected state net operating loss carryforwards.  These operating loss carryforwards, if unused, will begin to expire in 2010.  Additionally, we had $10.2 million in tax effected federal net operating loss carryforwards.  These operating loss carryforwards, if unused, begin to expire in 2018. The Internal Revenue Code contains provisions that limit the net operating loss available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of net operating loss carryforwards from tax periods prior to the ownership changes. Our net operating loss carryforwards as of December 31, 2009 are subject to annual limitations due to changes in ownership.

We have an alternative minimum tax credit carryforward of approximately $480,000 that is available to offset future regular tax liabilities and has no expiration date.  We also have general business tax credit carryforwards for federal income tax purposes at December 31, 2009 of approximately $238,000 that are available to reduce future federal income taxes, if any, and expire through 2028.

We perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative.  As a result of this assessment, we concluded it was more likely than not that a portion of our net operating loss deferred tax asset would not be realized and, therefore, we established a valuation allowance against a portion of our net operating loss deferred tax asset for the year ended December 31, 2009. The valuation allowance was recorded as a result of our analysis of the facts and circumstances, including an evaluation of our net operating loss realizability and an evaluation of our pre-tax income and losses for historical and future periods.  We expect all other deferred tax assets at December 31, 2009 to be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities.

We realized $0.03 million and $0.2 million in tax benefits recorded to additional paid-in capital as a result of the exercise of stock options for the years ended December 31, 2009 and 2008, respectively.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations. The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements.  Our federal and state tax returns for all years after 2004 are subject to future examination by tax authorities for all our tax jurisdictions.  We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administration expenses, respectively.

11.          Equity

During 2009, we issued a total of 13,561 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered in 2009; issued 25,000 of our Class A common shares as contingent consideration for a business acquired in 2007 (see Note 4. Mergers and Acquisitions); issued 25,000 of our Class A common shares for consulting services; and issued 48,450 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan and our 2009 Long-Term Incentive Plan.

Additionally, during 2009, we repurchased 932,000 of our Class A common shares for a total cost of $2.8 million.  We recorded this repurchase of our shares in accordance with the cost method of accounting for treasury stock.  Since we have not yet decided the ultimate disposition of the re-acquired shares, their cost is reflected in our consolidated balance sheet at December 31, 2009 as a $2.8 million reduction to additional paid-in capital.

Our Real Goods subsidiary issued 36,112 shares valued at $0.1 million to compensate independent board members for services rendered during 2009 under their 2008 Long-Term Incentive Plan and issued 363,504 shares valued at $0.7 million as contingent consideration for a business acquired in 2008 (see Note 4.  Mergers and Acquisitions).  Following these transactions, we owned 54.7% of Real Goods.  The portion of our gain resulting from Real Goods issuing new shares, $0.1 million net of tax, is reflected in additional paid-in capital on our consolidated balance sheet at December 31, 2009.

Another subsidiary, which is 51.4% owned by us, paid its shareholders dividends from earnings totaling $0.4 million and, as a result, the noncontrolling interests on our consolidated balance sheet at December 31, 2009 was decreased by $0.2 million.

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods on Gaiam, Inc.’s equity:

	For the Year Ended December 31,
(in thousands, except share data)	2009	2008	2007

Net income (loss) attributable to Gaiam, Inc.	$296	$(35,623)	$8,524
Transfers from the noncontrolling interest:
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 399,616 Real Goods common shares in conjunction with acquisitions and compensation	183	—	—
Increase in Gaiam, Inc.’s paid-in capital in conjunction with Real Goods’ IPO and compensation	—	918	—
Change from the net income (loss) attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$479	$(34,705)	$8,524

As of December 31, 2009, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 1999 Long-Term Incentive Plan:
Stock options outstanding	1,224,760
Total shares reserved for future issuance	6,624,760

Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common shares is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common shares and our Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote. Accordingly, our Chairman, who holds 100% of our Class B common shares entitled to vote in any election of directors, may elect all directors who stand for election. Shareholders may consent to an action in writing and without a meeting under certain circumstances.

Our Class A common shares and our Class B common shares are entitled to receive dividends, if any, as may be declared by the board of directors out of legally available funds. In the event of a liquidation, dissolution or winding up of our Company, our Class A common shares and our Class B common shares are entitled to share ratably in our assets remaining after the payment of all of our debts and other liabilities. Holders of our Class A common shares and our Class B common shares have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to our Class A common shares and our Class B common shares.

Our Class B common shares may not be transferred unless converted into our Class A common shares, other than certain transfers to affiliates, family members, and charitable organizations. Our Class B common shares are convertible one-for-one into our Class A common shares, at the option of the holder of the Class B common shares.

During 2008, we issued a total of 2,810 Class A common shares to our independent directors, in lieu of cash compensation, for services rendered in 2007 and 2008; issued 221,152 of our Class A common shares as part of the consideration to acquire the remaining and controlling ownership interests in two businesses (see Note 4, Mergers and Acquisitions); and issued 133,360 Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan, including 110,000 shares exercised and held by our Chief Executive Officer.

Additionally, during 2008, we repurchased 1,372,285 of our Class A common shares for a total cost of $19.3 million.  See also Note 4, Mergers and Acquisitions.  We recorded these repurchases in accordance with the cost method of accounting for treasury stock.  Since we have not yet decided the ultimate disposition of the re-acquired shares, their combined cost is reflected in the consolidated balance sheet at December 31, 2008 as a $19.3 million reduction to additional paid-in capital.

During 2008, Real Goods completed an initial public offering of 5.5 million shares resulting in net proceeds of $48.2 million to Real Goods, issued 280,000 shares valued at $1.9 million to acquire a minority interest in one of its subsidiaries and issued 2,094,679 shares valued at $9.2 million as partial consideration to acquire 100% ownership of two businesses (see Note 4, Mergers and Acquisitions), issued an additional 15,297 shares valued at $94,000 to compensate nonemployee board members for services rendered, and made other non-stock related equity transactions, for a net gain of $33.7 million to us.  Real Goods uses a period beginning two days before and two days after the date that the terms of the acquisition are agreed to and announced in determining the estimated fair value of the securities issued.  Following these transactions we owned 55.9% of Real Goods.  The Real Goods shares were generally valued based upon the closing price of Real Goods’ Class A common stock, which ranged from $3.65 to $7.50 per share during the period from May 13, 2008 to December 31, 2008.  The portion of our gain resulting from Real Goods selling new shares, $32.8 million, is reflected in gain from issuance of subsidiary stock on our consolidated statements of operations for the year ended December 31, 2008 and has been tax affected.  The remaining net gain resulting from other Real Goods non-stock related equity transactions, which consisted of the assumption by Real Goods’ minority interest shareholders of their respective portion of Real Goods’ tax sharing agreement obligation to us, the recognition of the Carlson Solar and Marin Solar contingent warrant consideration upon consummation of Real Goods’ IPO (see Note 4, Mergers and Acquisitions), and stock option share-based compensation expense, none of which were tax effected, are recorded as increases to additional paid-in capital on our consolidated balance sheet at December 31, 2008.

As part of additional consideration for acquisitions, Real Goods issued, during 2008 and 2007, seven-year warrants to purchase 70,000 shares of Real Goods’ Class A common stock at an exercise price of $3.20 per share. See Note 4, Mergers and Acquisitions.

During 2007, we issued a total of 4,955 Class A common shares to our independent directors, in lieu of cash compensation, for services rendered in 2006 and 2007; issued 1,875 restricted Class A common shares to two of our named executive officers as bonus compensation; issued 80,795 Class A common shares as part of the consideration to acquire controlling ownership interests in two businesses; and issued 216,070 Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan.

On February 6, 2007, we entered into a stock repurchase agreement with Revolution Living and Alps, whereby we repurchased 2.5 million of our Class A common shares from Revolution Living for $13.14 per share or $32.8 million in cash, Alps prepaid a promissory note plus accrued interest in the amount of $2.4 million, Alps acquired our investment in Lime for $1.5 million in cash, and David Golden, Chief Financial Officer of Revolution, resigned from the Board of Directors of Gaiam. Also as part of the Agreement, Jirka Rysavy, our Chairman and largest shareholder, purchased for $7.2 million Revolution Living’s option to acquire approximately 2.3 million of his Gaiam shares at $10 per share. The price to repurchase the option was calculated as the spread between the negotiated $13.14 share price for our purchase of the shares from Revolution Living and the $10 option exercise price. The $13.14 per share price agreed to by the parties was the average share price over the 90 days prior to the closing. We accounted for the re-acquired stock under the cost method. Since we have not yet decided the ultimate disposition of the re-acquired stock, we reflected its cost at December 31, 2007 as a $32.9 million reduction to additional paid-in capital.

12.          Share-Based Compensation

During 2009, we adopted a new plan, the Gaiam, Inc. 2009 Long-Term Incentive Plan (the “Plan”).  The purpose of the Plan is to advance our interests and those of our shareholders by providing incentives to certain persons who contribute significantly to our strategic and long-term performance objectives and growth.  An aggregate of not more than 3 million of our Class A common shares, subject to certain adjustments, may be issued under the Plan, and the Plan terminates no later than April 23, 2019.  The authority to grant new options under our 1999 Long-Term Incentive Plan expired on June 1, 2009. We generally grant options under both of our incentive plans with an exercise price equal to the closing market price of our stock at the date of the grant and the options normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employee options and two years for Board members’ options. Grants typically expire seven years from the date of grant.

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. We derive the expected terms from the historical behavior of participant groupings.  We base expected volatilities on the historically realized volatility of our stock over the expected term. Our use of historically realized volatilities is based upon the expectation that future volatility over the expected term is not likely to differ from historical results. We base the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the option valuation model. In accordance with FASB share-based compensation guidance, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We primarily use historical data by participant groupings to estimate option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under our 1999 Long-Term Incentive Plan for each of the years presented:

	2009	2008	2007

Expected volatility	60% - 64%	52% - 60%	49% - 59%
Weighted-average volatility	62%	56%	57%
Expected dividends	0%	0%	0%
Expected term (in years)	5.0 — 6.5	5.0 — 6.5	2.0 — 5.8
Risk-free rate	1.25% - 2.38%	2.50% - 4.13%	4.13% - 4.88%

The table below presents a summary of option activity under our 1999 Long-Term Incentive Plan as of December 31, 2009, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,219,310	$10.17
Granted	210,500	4.97
Exercised	(48,450)	5.03
Forfeited or expired	(156,600)	6.15
Outstanding at December 31, 2009	1,224,760	$5.35	4.1	$3,107,865
Exercisable at December 31, 2009	424,700	$5.63	2.1	$1,239,246

During 2009, for options previously granted under our 1999 Long-Term Incentive Plan to 49 employees, we reset the exercise price to $5.00 per share.  The options shall continue to vest over their remaining original vesting periods.  These modifications will result in total incremental share-based compensation cost of approximately $212,000 over the next 5 years.

We issue new shares upon the exercise of options. We received $0.2 million and $1.3 million in cash from stock options exercised during 2009 and 2008, respectively. The weighted-average grant-date fair value of options granted during the years 2009, 2008, and 2007 was $2.50, $4.67, and $8.28, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $0.1 million, $0.6 million, $2.1 million, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was and $1.3 million, $0.9 million, and $0.7 million, respectively.

Our share-based compensation cost charged against income was $1.9 million, $1.5 million, and $1.0 million during 2009, 2008, and 2007, respectively, and is shown in corporate, general and administration expenses. The total income tax benefit recognized for share-based compensation was $0.7 million, $0.6 million, and $0.4 million for 2009, 2008, and 2007, respectively.  As of December 31, 2009, there was $2.0 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under our 1999 Long-Term Incentive Plan.  We expect that cost to be recognized over a weighted-average period of 2.95 years.

During 2009, Real Goods granted 499,500 and cancelled 617,500 new stock options stock options under the Real Goods 2008 Long-Term Incentive Plan. The cancelled options primarily resulted from the nonattainment of the performance conditions for 2009.  The 2009 stock option grants were to commence vesting 2% over 50 months only upon the attainment of certain amount of pre-tax income for the year ended December 31, 2009. For these performance based stock options, the attainment of the performance condition was never met and, therefore, no compensation expense for these grants was recorded.

In 2007, Real Goods’ predecessor granted stock options Real Goods assumed on January 31, 2008 at an exercise price of $3.20 per share. The options assumed are for Real Goods Class A common stock and have a total cost of $0.5 million. These options vested 50% on May 13, 2008 when Real Goods’ initial public offering was consummated (see Note 11. Equity) and this vested portion was recorded as an offering cost. The remaining options vest 2% each month after May 2008.

13.          Segment and Geographic Information

Segment Information

We manage our business and aggregate our operational and financial information in accordance with three reportable segments. The direct to consumer segment contains direct response marketing programs, catalogs, Internet, and subscription community sales channels, the business segment comprises retailers, media and corporate account channels, and the solar segment reflects solar energy integration businesses.

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Prior period amounts have been recast to reflect the addition of our solar reporting segment.  Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Year Ended December 31,
(in thousands)	2009	2008		2007
Net revenue:
Direct to consumer	$115,904	$129,832		$132,540
Business	98,241	88,912		111,481
Solar	64,328	38,428		18,922
Consolidated net revenue	278,473	257,172		262,943
Contribution margin (loss):
Direct to consumer	(6,242)	(29,871	)(a)	(3,091)
Business	8,057	(28,277	)(a)	13,358
Solar	(2,596)	(30,995	)(a)	186
Consolidated contribution margin (loss)	(781)	(89,143)		10,453
Reconciliation of contribution margin (loss) to net income (loss) attributable to Gaiam, Inc.:
Gain from issuance of subsidiary stock	—	32,800		—
Interest and other income (expense)	(1,524)	1,216		4,148
Income tax expense (benefit)	(2,088)	(7,542)		5,767
Net (income) loss attributable to noncontrolling interest	513	11,962		(310)
Net income (loss) attributable to Gaiam, Inc.	$296	$(35,623)		$8,524

(a)                    For the year ended December 31, 2008, the contribution margins for the direct to consumer, business and solar segments include asset impairment and related charges of $20.4 million, $35.3 million and $27.2 million, respectively. See Note 6, Asset Impairment and Other General Expenses and Income.

The following is a reconciliation of reportable segments’ assets to our consolidated total assets.  The amounts as of December 31, 2007 have been recast for our solar segment and unallocated corporate amounts.  Other unallocated corporate amounts are comprised of cash, current and deferred taxes and property and equipment.

	As of December 31,
(in thousands)	2009	2008	2007
Total assets:
Direct to consumer	$31,087	$30,857	$61,235
Business	89,268	90,133	115,940
Solar	41,658	38,954	4,701
Other unallocated corporate amounts	50,200	42,154	58,836
	$212,213	$202,098	$240,712

Major Customer

Sales to our largest customer for 2009, 2008 and 2007 accounted for less than 11.7%, 8.9% and 10.0% of total revenue, respectively, during these periods and are reported in our business segment.

Geographic Information

We sell and distribute essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada, Mexico, Japan, and the U.K., and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2009, 2008 and 2007:

(in thousands)	2009	2008	2007
Revenue:
United States	$274,951	$250,062	$229,279
International	3,522	7,110	33,664
	$278,473	$257,172	$262,943
Long-Lived Assets:
United States	$40,749	$39,855	$47,794
International	493	555	1,521
	$41,242	$40,410	$49,315

	As of December 31,
(in thousands)	2009	2008	2007
Components of Long-Lived Assets (a):
Property and equipment, net	$28,217	$27,381	$9,509
Media Library, net	12,354	12,102	37,566
Other Intangibles, net	652	880	1,554
Notes receivable and other assets	19	47	686
	$41,242	$40,410	$49,315

(a)                   Excludes other non-current assets (non-current deferred tax assets, net, goodwill, investments, notes receivable, and security deposits) of $31,739, $32,456, and $50,331 for 2009, 2008, and 2007, respectively.

14.          Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	Year 2009 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$55,923	$60,475	$74,439	$87,636
Gross profit	30,986	31,446	35,811	45,860
Income (loss) before income taxes and noncontrolling interests	(6,152)	(2,115)	1,031	4,931
Net income (loss)	(3,903)	(1,277)	643	4,320
Net income (loss) attributable to Gaiam, Inc.	(3,090)	(1,009)	365	4,030
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.13)	$(0.04)	$0.02	$0.17
Weighted average shares outstanding-diluted	23,957	23,076	23,167	23,267

	Year 2008 Quarters Ended (a)
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$65,173	$57,217	$60,285	$74,497
Gross profit	40,978	36,153	33,845	38,269
Income (loss) before income taxes and noncontrolling interests	3,135	4,184	(16,922)	(45,524)
Net income (loss)	1,897	2,531	(10,000)	(42,013)
Net income (loss) attributable to Gaiam, Inc.	2,213	2,581	(10,115)	(30,302)
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$0.09	$0.10	$(0.42)	$(1.26)
Weighted average shares outstanding-diluted	25,352	24,895	24,020	23,980

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

15.          Subsequent Events

On March 8, 2010, our board of directors declared an annual cash dividend of $0.15 per share for our common shareholders.  For 2010, the dividend will be paid in late April 2010 to our common shareholders of record on April 1, 2010.  The 2010 dividend will be charged to our additional paid-in capital.

GAIAM, INC.

Financial Statement Schedule II

Consolidated valuation and qualifying accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses (a)	Deductions	Balance at End of Year (a)

Allowance for Doubtful Accounts:
2009	$2,704	$1,362	$2,473	$1,593
2008	$1,279	$2,592	$1,167	$2,704
2007	$1,443	$312	$476	$1,279

Allowance for Product Returns:
2009	$4,400	$23,550	$21,741	$6,209
2008	$6,759	$22,245	$24,604	$4,400
2007	$6,891	$30,216	$30,348	$6,759

(a)              Includes reserves associated with acquired assets/companies.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal accounting officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2009, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on that assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The operating effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2010, to be filed with the Commission pursuant to Regulation 14A.

On March 12, 2010, Stephen J. Thomas became Gaiam’s principal financial officer.  Mr. Thomas, 46, has been Vice President and Chief Accounting Officer of Gaiam since November 2009 and became Controller of Gaiam in 2006.  From 2005 until 2006 he was Chief Financial Officer of Digitally Unique Corporation, an online retailer of consumer electronics, and from 2003 until 2005 he was Controller of American Coin Merchandising, Inc., a public company acquired by Coinstar in 2004 for approximately $235 million.  Mr. Thomas has held numerous financial and accounting positions throughout his career that began with Arthur Andersen LLP in 1986.

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

Item 11.      Executive Compensation

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2010, to be filed with the Commission pursuant to Regulation 14A.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2010, to be filed with the Commission pursuant to Regulation 14A.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2010, to be filed with the Commission pursuant to Regulation 14A.

Item 14.      Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2010, to be filed with the Commission pursuant to Regulation 14A.

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

10.3	Modification Agreement executed January 21, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (filed herewith).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated March 13, 2009).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated March 13, 2009).*

10.6	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s registration statement on Form S-4 (No. 333-50560).

10.7

First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002).

10.8

Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

10.9	Third Lease Amendment dated November 8, 2007 between Gaiam, Inc. and Dugan Financing LLC (filed herewith).

10.10	Fourth Lease Amendment dated October 7, 2009 between Gaiam, Inc. and Dugan Financing LLC (filed herewith).

10.11

Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

10.12	First Lease Amendment dated January 25, 2008 between Gaiam, Inc. and Dugan Realty L.L.C (filed herewith).

10.13

Insurance and Stock Redemption Agreement dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.14	Form of Stock Option Agreement under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).*

Exhibit No.	Description
10.15	Form of Stock Option Agreement under Gaiam’s 2009 Long-Term Incentive Plan (filed herewith).*

21.1	List of Gaiam Subsidiaries (filed herewith).

23.1	Consent letter from Ehrhardt Keefe Steiner & Hottman PC (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chairman March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board and Chairman	March 12, 2010
Jirka Rysavy

/s/ Lynn Powers	Chief Executive Officer,	March 12, 2010
Lynn Powers	President and Director (Principal Executive Officer)

/s/ James Argyropoulos	Director	March 12, 2010
James Argyropoulos

/s/ Barnet M. Feinblum	Director	March 12, 2010
Barnet M. Feinblum

/s/ Barbara Mowry	Director	March 12, 2010
Barbara Mowry

/s/ Paul H. Ray	Director	March 12, 2010
Paul H. Ray

/s/ Stephen J. Thomas	Chief Accounting Officer	March 12, 2010
Stephen J. Thomas	(Principal Financial and Accounting Officer)