Form 10-Q
period 2010-03-31
GAIAM, INC
filed 2010-05-10
CIK 1089872

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2010
Class A Common Stock ($.0001 par value)	17,836,681
Class B Common Stock ($.0001 par value)	5,400,000

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

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2010, the interim results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. These interim statements have not been audited. The balance sheet as of December 31, 2009 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2009.

GAIAM, INC.
Condensed consolidated balance sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,141	$48,325
Accounts receivable, net	39,342	46,266
Inventory, less allowances	23,775	26,872
Deferred advertising costs	2,037	1,909
Receivable and deferred tax assets	8,952	10,179
Other current assets	4,184	5,681
Total current assets	126,431	139,232

Property and equipment, net	27,905	28,217
Media library, net	14,868	12,354
Deferred tax assets, net	5,729	4,414
Goodwill	24,166	24,166
Other intangibles, net	595	652
Notes receivable and other assets	3,155	3,178
Total assets	$202,849	$212,213

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,583	$33,261
Accrued liabilities	12,458	11,061
Total current liabilities	38,041	44,322

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,811,663 and 17,721,212 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2010 and December 31, 2009	1	1
Additional paid-in capital	159,733	162,532
Accumulated other comprehensive income	85	85
Accumulated deficit	(10,229)	(9,979)
Total Gaiam, Inc. shareholders’ equity	149,592	152,641
Noncontrolling interest	15,216	15,250
Total equity	164,808	167,891
Total liabilities and equity	$202,849	$212,213

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
	(unaudited)
Net revenue	$62,183	$55,923
Cost of goods sold	29,971	24,937
Gross profit	32,212	30,986

Expenses:
Selling and operating	29,784	33,943
Corporate, general and administration	2,991	3,269
Total expenses	32,775	37,212

Loss from operations	(563)	(6,226)

Interest and other income	67	74

Loss before income taxes and noncontrolling interest	(496)	(6,152)

Income tax benefit	(177)	(2,249)

Net loss	(319)	(3,903)

Net loss attributable to noncontrolling interest	69	813

Net loss attributable to Gaiam, Inc.	$(250)	$(3,090)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.01)	$(0.13)
Diluted	$(0.01)	$(0.13)

Weighted-average shares outstanding:
Basic	23,140	23,957
Diluted	23,140	23,957

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.
Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2010	2009
	(unaudited)
Operating activities
Net loss	$(319)	$(3,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	776	760
Amortization	1,222	857
Share-based compensation expense	380	556
Deferred and stock option income tax benefit	(329)	(2,635)
Changes in operating assets and liabilities:
Accounts receivable, net	6,924	10,651
Inventory, net	3,447	8,201
Deferred advertising costs	(564)	(189)
Income taxes receivable	43	3,239
Other current assets	1,393	(111)
Accounts payable	(11,156)	(9,109)
Accrued liabilities	277	(308)
Net cash provided by operating activities	2,094	8,009

Investing activities
Purchase of property, equipment and media rights	(2,816)	(1,776)
Net cash used in investing activities	(2,816)	(1,776)

Financing activities
Net proceeds from issuance of common stock and tax benefits from option exercises	538	—
Net cash provided by financing activities	538	—

Net change in cash and cash equivalents	(184)	6,233
Cash and cash equivalents at beginning of period	48,325	31,965
Cash and cash equivalents at end of period	$48,141	$38,198

Supplemental cash flow information
Income taxes paid	$171	$359
Common stock issued for acquisitions	$—	$64

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

2.     Significant Accounting Policies

No changes were made to our significant accounting policies during the three months ended March 31, 2010, except that we adopted self-insurance accounting effective January 1, 2010, which did not have a material impact on our condensed consolidated financial statements.

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

3.              Equity

During the first three months of 2010, we issued under our 2009 Long-Term Incentive Plan a total of 2,109 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered in 2010 and issued 88,342 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan.

On March 8, 2010, our board of directors declared out of additional paid-in capital a cash dividend of $0.15 per share for our common shareholders of record on April 1, 2010, and, as a result, additional paid-in capital on our condensed consolidated balance sheet at March 31, 2010 was decreased by $3.5 million.

Our subsidiary, Real Goods Solar, Inc. (“Real Goods Solar”), issued 4,693 of its Class A common shares valued at $16,000 to compensate nonemployee board members for services rendered during the first quarter of 2010.

The following is a reconciliation at the beginning and the end of the first quarter of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest

Balance at December 31, 2009	$167,891	$—	$(9,979)	$85	$3	$162,532	$15,250
Issuance of Gaiam, Inc. common stock in conjunction with compensation	646	—	—	—	—	646	—
Issuance of subsidiary stock and share-based compensation	68	—	—	—	—	33	35
Declaration of dividend	(3,478)	—	—	—	—	(3,478)	—
Comprehensive loss:
Net loss	(319)	(319)	(250)	—	—	—	(69)
Comprehensive loss	(319)	$(319)	—	—	—	—	—
Balance at March 31, 2010	$164,808		$(10,229)	$85	$3	$159,733	$15,216

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods Solar on Gaiam, Inc.’s equity.

	Three Months Ended March 31,
(in thousands, except share data)	2010	2009

Net loss attributable to Gaiam, Inc.	$(250)	$(3,090)
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 4,693 and 15,424 Real Goods Solar Class A common shares and for share-based compensation for the three months ended March 31, 2010 and 2009, respectively	33	26
Change from net loss attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(217)	$(3,064)

4.               Comprehensive Loss

Our comprehensive loss, net of related tax effects, was as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009

Net loss	$(319)	$(3,903)
Comprehensive loss attributable to the noncontrolling interest	69	813
Comprehensive loss attributable to Gaiam, Inc.	$(250)	$(3,090)

5.               Share-Based Payments

During the first quarter of 2010, we granted 64,000 stock options to employees under our 2009 Long-Term Incentive Plan and cancelled 51,100 stock options previously issued under our 1999 Long-Term Incentive Plan. Total share-based compensation expense recognized was $0.4 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

Also during the first quarter of 2010, Real Goods Solar granted 519,000 new stock options under the Real Goods Solar 2009 Long-Term Incentive Plan.  The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2010. For these performance based stock options, the attainment of the performance condition was not probable as of March 31, 2010 and, therefore, no compensation expense for these grants has been recorded.

6.               Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 596,000 and 1,242,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended March 31, 2010 and 2009, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009

Numerator for basic and diluted net loss per share	$(250)	$(3,090)
Denominator:
Weighted average share for basic net loss per share	23,140	23,957
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—
Denominator for diluted net loss per share	23,140	23,957

Net loss per share attributable to Gaiam, Inc. common shareholders — basic	$(0.01)	$(0.13)
Net loss per share attributable to Gaiam, Inc. common shareholders — diluted	$(0.01)	$(0.13)

7.               Segment Information

We manage our business and aggregate our operational and financial information in accordance with three reportable segments. The direct to consumer segment contains direct response marketing programs, catalogs, Internet, and subscription community sales channels; the business segment comprises retailers, media and corporate account channels; and the solar segment reflects solar energy businesses.

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level.  Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net revenue:
Direct to consumer	$24,610	$27,689
Business	22,568	18,703
Solar	15,005	9,531
Consolidated net revenue	62,183	55,923
Contribution margin (loss):
Direct to consumer	(2,157)	(3,580)
Business	1,566	(394)
Solar	28	(2,252)
Consolidated contribution loss	(563)	(6,226)
Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other income	67	74
Income tax benefit	(177)	(2,249)
Net loss attributable to noncontrolling interest	69	813
Net loss attributable to Gaiam, Inc.	$(250)	$(3,090)

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

We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, subscriptions, catalogs, and through national retailers and corporate accounts.

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

Our business segment sells directly to retailers, with our products available in approximately 67,000 retail doors in the United States. During the first quarter of 2010, this segment generated revenue of $22.6 million, up from $18.7 million during the first quarter of 2009, an increase of 20.7%. During the first quarter of 2010, we expanded our store within store presentations, which include custom fixtures that we design, to over 12,000 locations.  In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media.  We have now expanded this strategy to approximately 4,500 doors, up from 4,000 at the end of the first quarter of 2009.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and the LOHAS industry’s focus and future. During the first quarter of 2010, this segment generated revenues of $24.6 million, down from $27.7 million during the first quarter of 2009.  This decrease reflects a planned reduction to our catalog circulation of 21% and the closure of an unprofitable business.

Our solar segment offers residential and small commercial solar energy integration services.  On May 13, 2008, our solar energy integration business consummated an initial public offering and has since been managed as a separate segment.  This business has grown its sales and expanded its market territories. During the first quarter of 2010, this segment generated revenues of $15.0 million, up from $9.5 million during the first quarter of 2009.  We have and will continue to use the IPO proceeds to fund this segment’s working capital needs and general corporate purposes, which may include future acquisitions of businesses.

We believe our growth will be driven by media content, products, and services delivered to the consumer via Internet, retailers, licensing, electronic downloads and subscriptions. We have increased our focus on media content creation and distribution, and media category management at retailers. Our recent licensing agreements will expand our distribution within the non-theatrical media category.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009

Net revenue	100.0%	100.0%
Cost of goods sold	48.2%	44.6%
Gross profit	51.8%	55.4%

Expenses:
Selling and operating	47.9%	60.7%
Corporate, general and administration	4.8%	5.8%
Total expenses	52.7%	66.5%

Loss from operations	-0.9%	-11.1%

Interest and other income	0.1%	0.1%
Income tax benefit	-0.3%	-4.0%
Net loss attributable to noncontrolling interest	0.1%	1.5%
Net loss attributable to Gaiam, Inc.	-0.4%	-5.5%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net revenue. Net revenue increased $6.3 million, or 11.2%, to $62.2 million during the first quarter of 2010 from $55.9 million during the first quarter of 2009.  Net revenue in our business segment increased $3.9 million, or 20.7%, to $22.6 million during the first quarter of 2010 from $18.7 million during the first quarter of 2009, primarily reflecting improvement in our domestic business, including increased store within store presentations, our continued success as media category manager and the addition of several new media and accessory brands.  Net revenue in our direct to consumer segment decreased $3.1 million to $24.6 million during the first quarter of 2010 from $27.7 million during the first quarter of 2009. This 11.1% decrease in the direct to consumer segment net revenue primarily reflects our decision to further reduce catalog circulation by 21% and the closure of an unprofitable business.  Net revenue in our solar segment increased $5.5 million to $15.0 million during the first quarter of 2010 from $9.5 million during the first quarter of 2009, primarily due to organic growth.

Gross profit. Gross profit increased $1.2 million, or 4.0%, to $32.2 million during the first quarter of 2010 from $31.0 million during the first quarter of 2009.  As a percentage of net revenue, gross profit decreased to 51.8% during the first quarter of 2010 from 55.4% during the first quarter of 2009.  The decrease in gross profit percentage primarily reflects increased revenue from our lower margin solar segment and a higher mix of media category management sales.

Selling and operating expenses. Selling and operating expenses decreased $4.2 million, or 12.3%, to $29.8 million during the first quarter of 2010 from $33.9 million during the first quarter of 2009.  As a percentage of net revenue, selling and operating expenses decreased to 47.9% during the first quarter of 2010 from 60.7% during the first quarter of 2009.  This decrease is primarily a result of leveraging sales growth, reducing payroll costs and optimizing catalog prospecting.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.3 million, or 8.5%, to $3.0 million during the first quarter of 2010 from $3.3 million during the first quarter of 2009.  As of percentage of net revenue, corporate, general and administration expenses decreased to 4.8% during the first quarter of 2010 from 5.8% during the first quarter of 2009 as a result of reductions in payroll and related expenses.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased to $0.1 million during the first quarter of 2010 from $0.8 million during the first quarter of 2009 primarily as a result of the improved earnings in our solar segment.

Net loss attributable to Gaiam, Inc.  As a result of the above factors, net loss attributable to Gaiam, Inc. was $0.3 million during the first quarter of 2010 compared to $3.1 million during the first quarter of 2009.  Net loss per share attributable to Gaiam, Inc. common shareholders was $0.01 per share during the first quarter of 2010 compared to $0.13 per share during the first quarter of 2009.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development of our Internet and community platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed.

We have a revolving line of credit agreement with a financial institution with a current expiration date of June 19, 2010.  We are currently in negotiations to renew the line of credit agreement, which was recently extended pending the renewal negotiations. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At March 31, 2010, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit.  We believe we are in compliance with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$2,094	$8,009
Investing activities	(2,816)	(1,776)
Financing activities	538	—
Net change in cash and cash equivalents	$(184)	$6,233

Operating activities. Our operating activities provided net cash of $2.1 million and $8.0 million during the first quarters of 2010 and 2009, respectively. Our net cash provided by operating activities during the first quarter of 2010 was primarily attributable to decreased accounts receivable, inventory and other current assets of $11.8 million and noncash adjustments of $2.1 million to our net loss, partially offset by decreased accounts payable of $11.2 million and increased deferred advertising costs of $0.6 million. Accounts receivable did not decline as much as in the comparable quarter of last year because a higher percentage of our sales during the first quarter of 2010 were to large retailer accounts which are on longer pay cycles. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments.  Our net cash provided by operating activities during the first quarter of 2009 was primarily attributable to decreased accounts receivable and inventory of $18.9 million and refunded income taxes of $3.2 million, partially offset by decreased accounts payable and accrued liabilities of $9.4 million, net loss of $3.9 million and noncash adjustments of $0.5 million to our net loss.

Investing activities. Our investing activities used net cash of $2.8 million and $1.8 million during the first quarters of 2010 and 2009, respectively. The net cash used in investing activities during the first quarter of 2010 was used primarily to acquire licensing rights for the Discovery Channel’s media catalog for $1.7 million, other media content for $0.7 million and property and equipment to maintain normal operations for $0.4 million. The net cash used in investing activities during the first quarter of 2009 was used primarily to acquire property and equipment for $1.3 million, of which $0.4 million was acquired to maintain normal operations, and media content for $0.5 million.

Financing activities. Our financing activities provided net cash of $0.5 million during the first quarter of 2010 as a result of stock option exercise issuances and related tax benefits.

On March 8, 2010, we declared an annual cash dividend of $0.15 per share that, for 2010, totaled $3.5 million.  This dividend, which is intended to cover the cost of capital to our shareholders, was paid for the first time to our shareholders of record on April 1, 2010.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$8,316	$2,234	$3,765	$2,317	$—

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief accounting officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of March 31, 2010, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A. Risk Factors

No material changes.

Item 2.    Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

a)     Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
May 10, 2010

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer and President (principal executive officer)

By:	/s/ Stephen J. Thomas
Stephen J. Thomas
Chief Accounting Officer
(principal financial and accounting officer)