Form 10-Q
period 2010-06-30
GAIAM, INC
filed 2010-08-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2010
Class A Common Stock ($.0001 par value)	17,853,072
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2010, the interim results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. These interim statements have not been audited. The balance sheet as of December 31, 2009 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2009.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,035	$48,325
Accounts receivable, net	35,064	46,266
Inventory, less allowances	25,183	26,872
Deferred advertising costs	2,706	1,909
Receivable and deferred tax assets	9,047	10,179
Other current assets	4,870	5,681

Total current assets	119,905	139,232

Property and equipment, net	27,834	28,217
Media library, net	15,293	12,354
Deferred tax assets, net	6,197	4,414
Goodwill	24,166	24,166
Other intangibles, net	538	652
Notes receivable and other assets	3,138	3,178

Total assets	$197,071	$212,213

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,739	$33,261
Accrued liabilities	7,431	11,061

Total current liabilities	32,170	44,322

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,853,072 and 17,721,212 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2010 and December 31, 2009	1	1
Additional paid-in capital	160,274	162,532
Accumulated other comprehensive income	85	85
Accumulated deficit	(10,772)	(9,979)

Total Gaiam, Inc. shareholders’ equity	149,590	152,641
Noncontrolling interest	15,311	15,250

Total equity	164,901	167,891

Total liabilities and equity	$197,071	$212,213

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenue	$56,426	$60,475	$118,609	$116,398
Cost of goods sold	27,501	29,029	57,472	53,966

Gross profit	28,925	31,446	61,137	62,432

Expenses:
Selling and operating	27,001	30,685	56,785	64,628
Corporate, general and administration	3,044	2,937	6,035	6,206

Total expenses	30,045	33,622	62,820	70,834

Loss from operations	(1,120)	(2,176)	(1,683)	(8,402)

Interest and other income	72	61	139	135

Loss before income taxes and noncontrolling interest	(1,048)	(2,115)	(1,544)	(8,267)

Income tax benefit	(553)	(838)	(730)	(3,087)

Net loss	(495)	(1,277)	(814)	(5,180)

Net (income) loss attributable to noncontrolling interest	(48)	268	21	1,081

Net loss attributable to Gaiam, Inc.	$(543)	$(1,009)	$(793)	$(4,099)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.02)	$(0.04)	$(0.03)	$(0.17)

Diluted	$(0.02)	$(0.04)	$(0.03)	$(0.17)

Weighted-average shares outstanding:
Basic	23,243	23,076	23,192	23,514

Diluted	23,243	23,076	23,192	23,514

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2010	2009
	(unaudited)
Operating activities
Net loss	$(814)	$(5,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,554	1,559
Amortization	2,104	1,986
Share-based compensation expense	742	993
Deferred and stock option income tax benefit	(948)	(2,943)
Changes in operating assets and liabilities:
Accounts receivable, net	11,202	12,093
Inventory, net	2,040	12,531
Deferred advertising costs	(1,492)	(45)
Income taxes receivable	49	2,731
Other current assets	630	59
Accounts payable	(8,522)	(5,477)
Accrued liabilities	(4,750)	(1,213)

Net cash provided by operating activities	1,795	17,094

Investing activities
Purchase of property, equipment and media rights	(4,395)	(3,368)

Net cash used in investing activities	(4,395)	(3,368)

Financing activities
Payment of dividends	(3,478)	(194)
Net proceeds from issuance of common stock and tax benefits from option exercises	788	68
Repurchase of Class A common stock, including related costs	—	(2,810)

Net cash used in financing activities	(2,690)	(2,936)

Net change in cash and cash equivalents	(5,290)	10,790
Cash and cash equivalents at beginning of period	48,325	31,965

Cash and cash equivalents at end of period	$43,035	$42,755

Supplemental cash flow information
Interest paid	$1	$12
Income taxes paid	$185	$417
Common stock issued for acquisitions	$—	$796

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three and six months ended June 30, 2010, except that we adopted self-insurance accounting effective January 1, 2010, which did not have a material impact on our condensed consolidated financial statements.

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

3. Equity

During the six months ended June 30, 2010, we issued under our 2009 Long-Term Incentive Plan a total of 3,220 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered in 2010 and issued 128,640 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan.

On March 8, 2010, our board of directors declared out of additional paid-in capital a cash dividend of $0.15 per share for our common shareholders of record on April 1, 2010, and, as a result, additional paid-in capital on our condensed consolidated balance sheet at June 30, 2010 was decreased by $3.5 million.

Our subsidiary, Real Goods Solar, Inc. (“Real Goods Solar”), issued 15,749 of its Class A common shares valued at $57,000 to compensate nonemployee board members for services rendered during the first half of 2010. As of June 30, 2010, Real Goods Solar was 54.6% owned by us.

The following is a reconciliation at the beginning and end of the first half of 2010 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2009	$167,891	$—	$(9,979)	$85	$3	$162,532	$15,250
Issuance of Gaiam, Inc. common stock in conjunction with compensation, including related tax benefits	1,152	—	—	—	—	1,152	—
Issuance of subsidiary stock and share-based compensation	150	—	—	—	—	68	82
Distribution of dividend	(3,478)	—	—	—	—	(3,478)	—
Comprehensive loss:
Net loss	(814)	(814)	(793)	—	—	—	(21)

Comprehensive loss	(814)	$(814)	—	—	—	—	—

Balance at June 30, 2010	$164,901		$(10,772)	$85	$3	$160,274	$15,311

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods on Gaiam, Inc.’s equity.

	Six Months Ended June 30,
(in thousands, except share data)	2010	2009
Net loss attributable to Gaiam, Inc.	$(793)	$(4,099)
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 15,749 and 390,430 Real Goods Solar Class A common shares and for share-based compensation for the six months ended June 30, 2010 and 2009, respectively	68	124

Change from net loss attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(725)	$(3,975)

4. Comprehensive Loss

Our comprehensive loss, net of related tax effects, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(495)	$(1,277)	$(814)	$(5,180)
Comprehensive (income) loss attributable to the noncontrolling interest	(48)	268	21	1,081

Comprehensive loss attributable to Gaiam, Inc.	$(543)	$(1,009)	$(793)	$(4,099)

5. Share-Based Payments

During the first half of 2010, we granted 84,000 stock options to employees and board members under our 2009 Long-Term Incentive Plan and cancelled 51,980 stock options previously issued under our 1999 Long-Term Incentive Plan. Total share-based compensation expense was $0.4 million for each of the three months ended June 30, 2010 and 2009, and $0.7 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

Also during the first half of 2010, Real Goods Solar granted 519,000 and cancelled 8,000 stock options under the Real Goods Solar 2009 Long-Term Incentive Plan. The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2010. For these performance based stock options, the attainment of the performance condition was not probable as of June 30, 2010 and, therefore, no compensation expense for these grants has been recorded.

6. Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common equivalents of 447,000 and 947,000 for the three months ended June 30, 2010 and 2009, respectively, and 554,000 and 1,273,000 for the six months ended June 30, 2010 and 2009, respectively, from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator for basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(543)	$(1,009)	$(793)	$(4,099)
Denominator:
Weighted average shares for basic net loss per share attributable to Gaiam, Inc. common shareholders	23,243	23,076	23,192	23,514
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—	—	—

Denominators for diluted net loss per share attributable to Gaiam, Inc. common shareholders	23,243	23,076	23,192	23,514

Net loss per share attributable to Gaiam, Inc. common shareholders - basic	$(0.02)	$(0.04)	$(0.03)	$(0.17)

Net loss per share attributable to Gaiam, Inc. common shareholders — diluted	$(0.02)	$(0.04)	$(0.03)	$(0.17)

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

Although we are able to track revenues by sales channel, the management, allocation of resources, and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net revenue:
Direct to consumer	$21,008	$27,013	$45,618	$54,702
Business	17,887	20,749	40,455	39,452
Solar	17,531	12,713	32,536	22,244

Consolidated net revenue	56,426	60,475	118,609	116,398

Contribution margin (loss):
Direct to consumer	(2,095)	(1,369)	(4,252)	(4,949)
Business	553	132	2,119	(262)
Solar	422	(939)	450	(3,191)

Consolidated contribution loss	(1,120)	(2,176)	(1,683)	(8,402)

Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other income	72	61	139	135
Income tax benefit	(553)	(838)	(730)	(3,087)
Net (income) loss attributable to noncontrolling interest	(48)	268	21	1,081

Net loss attributable to Gaiam, Inc.	$(543)	$(1,009)	$(793)	$(4,099)

8. Income Taxes

Our income tax provision for the three and six months ended June 30, 2010 includes benefits resulting from enhanced charitable donation deductions and other permanent differences.

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

We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our media and products through a multi-channel approach including traditional media channels, direct to consumer via the Internet, direct response marketing, subscriptions and catalogs, and through national retailers and corporate accounts.

Our business model revolves around content creation, which forms the basis of our proprietary offerings. Our operations are vertically integrated from content creation utilizing our in-house production studio, through product development and sourcing, to customer service and distribution. We market our products and services across three segments: business, direct to consumer, and solar. We distribute the majority of our products in our business and direct to consumer segments from our fulfillment center or drop-ship products directly to customers. We also utilize a third party replication and fulfillment center for media distribution in our business segment.

Our business segment sells directly to retailers, with our products available in approximately 67,000 retail doors in the United States. During the second quarter of 2010, this segment generated revenue of $17.9 million, down from $20.7 million during the second quarter of 2009, a decrease of 13.8%. This decline primarily reflects a modest weakening in the consumer environment and the timing of some orders from retailers, partially offset by increased store within store presentations and our continued success as media category manager. During the second quarter of 2010, we expanded our store within store presentations, which include custom fixtures that we design, to over 12,500 locations. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to approximately 4,600 doors, up from 4,500 at the end of the second quarter of 2009.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and the LOHAS industry’s focus and future. During the second quarter of 2010, this segment generated revenues of $21.0 million, down from $27.0 million during the second quarter of 2009. This decrease reflects planned reductions to our catalog circulation of 17% and reduced media spend for direct response television of 24%, as well as the closure of unprofitable businesses.

Our solar segment offers residential and small commercial solar energy integration services. On May 13, 2008, our solar energy integration business consummated an initial public offering and has since been a separate segment. This business has grown its sales and expanded its market territories. During the second quarter of 2010, this segment generated revenues of $17.5 million, up from $12.7 million during the second quarter of 2009. We have and will continue to use the Solar segment’s IPO proceeds to fund this segment’s working capital needs and general corporate purposes, which may include future acquisitions of businesses.

We believe our growth will be driven by media content, products, and services delivered to the consumer via Internet, retailers, licensing, electronic downloads and subscriptions. We have increased our focus on media content creation and distribution, and media category management at retailers. Our recent licensing agreements with The Discovery Channel and The Travel Channel will expand our distribution within the non-theatrical media category. In addition, our new licensing of Reebok fitness media and accessories will result in a significant expansion of our product offerings at Target stores in the fourth quarter of 2010.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.7%	48.0%	48.4%	46.4%

Gross profit	51.3%	52.0%	51.6%	53.6%

Expenses:
Selling and operating	47.9%	50.7%	47.9%	55.5%
Corporate, general and administration	5.4%	4.9%	5.1%	5.3%

Total expenses	53.3%	55.6%	53.0%	60.8%

Loss from operations	(2.0)%	(3.6)%	(1.4)%	(7.2)%

Interest and other income	0.1%	0.1%	0.1%	0.1%
Income tax benefit	(1.0)%	(1.4)%	(0.6)%	(2.7)%
Net (income) loss attributable to noncontrolling interest	(0.1)%	0.4%	0.0%	0.9%

Net loss attributable to Gaiam, Inc.	(1.0)%	(1.7)%	(0.7)%	(3.5)%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net revenue. Net revenue decreased $4.0 million, or 6.7%, to $56.4 million during the second quarter of 2010 from $60.5 million during the second quarter of 2009. Net revenue in our business segment decreased $2.9 million, or 13.8%, to $17.9 million during the second quarter of 2010 from $20.7 million during the second quarter of 2009, primarily reflecting a modest weakening in the consumer environment and the timing of some orders from retailers, partially offset by increased store within store presentations and our continued success as media category manager. Net revenue in our direct to consumer segment decreased $6.0 million to $21.0 million during the second quarter of 2010 from $27.0 million during the second quarter of 2009. This 22.2% decrease in the direct to consumer segment net revenue primarily reflects our decisions to further reduce catalog circulation by 17%, decrease media spend for our direct response television by 24% and close unprofitable businesses. Net revenue in our solar segment increased $4.8 million, or 37.9%, to $17.5 million during the second quarter of 2010 from $12.7 million during the second quarter of 2009, primarily due to organic growth.

Gross profit. Gross profit decreased $2.5 million, or 8.0%, to $28.9 million during the second quarter of 2010 from $31.4 million during the second quarter of 2009. As a percentage of net revenue, gross profit decreased to 51.3% during the second quarter of 2010 from 52.0% during the second quarter of 2009. The decrease in gross profit percentage primarily reflects increased revenue from our lower margin solar segment and a higher mix of media category management sales. Excluding the solar segment, our gross profit, as a percentage of net revenue, increased to 61.4% during the second quarter of 2010 from 59.0% during the comparable quarter last year.

Selling and operating expenses. Selling and operating expenses decreased $3.7 million, or 12.0%, to $27.0 million during the second quarter of 2010 from $30.7 million during the second quarter of 2009. As a percentage of net revenue, selling and operating expenses decreased to 47.9% during the second quarter of 2010 from 50.7% during the second quarter of 2009. This decrease is primarily a result of reducing payroll and infrastructure costs, optimizing television advertising expenses and reducing catalog prospecting.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million, or 3.6%, to $3.0 million during the second quarter of 2010 from $2.9 million during the second quarter of 2009. As of percentage of net revenue, corporate, general and administration expenses increased to 5.4% during the second quarter of 2010 from 4.9% during the second quarter of 2009.

Net (income) loss attributable to noncontrolling interest. Net (income) loss attributable to noncontrolling interest improved to net income of $48,000 during the second quarter of 2010 from a net loss of $0.3 million during the second quarter of 2009 primarily as a result of the improved earnings in our solar segment.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $0.5 million during the second quarter of 2010 compared to $1.0 million during the second quarter of 2009. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.02 per share during the second quarter of 2010 compared to $0.04 per share during the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenue. Net revenue increased $2.2 million, or 1.9%, to $118.6 million during the first half of 2010 from $116.4 million during the first half of 2009. Net revenue in our business segment increased $1.0 million, or 2.5%, to $40.5 million during the first half of 2010 from $39.5 million during the first half of 2009, primarily reflecting improvement in our domestic business, including increased store within store presentations, our continued success as media category manager and the addition of several new media and accessory brands, partially offset by a modest weakening in the consumer environment and the timing of some orders from retailers. Net revenue in our direct to consumer segment decreased $9.1 million to $45.6 million during the first half of 2010 from $54.7 million during the first half of 2009. This 16.6% decrease in the direct to consumer segment net revenue primarily reflects our decision to reduce catalog circulation by 20%, reduce media spend for our direct response television by 13.7% and close unprofitable businesses. Net revenue in our solar segment increased $10.3 million, or 46.3%, to $32.5 million during the first half of 2010 from $22.2 million during the first half of 2009, primarily due to organic growth.

Gross profit. Gross profit decreased $1.3 million, or 2.1%, to $61.1 million during the first half of 2010 from $62.4 million during the first half of 2009. As a percentage of net revenue, gross profit decreased to 51.6% during the first half of 2010 from 53.6% during the first half of 2009. The decrease in gross profit percentage primarily reflects increased revenue from our lower margin solar segment.

Selling and operating expenses. Selling and operating expenses decreased $7.8 million, or 12.1%, to $56.8 million during the first half of 2010 from $64.6 million during the first half of 2009. As a percentage of net revenue, selling and operating expenses decreased to 47.9% during the first half of 2010 from 55.5% during the first half of 2009. This decrease is primarily a result of reducing payroll and infrastructure costs, optimizing television advertising expenses and reducing catalog prospecting.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 2.8%, to $6.0 million during the first half of 2010 from $6.2 million during the first half of 2009. As of percentage of net revenue, corporate, general and administration expenses decreased to 5.1% during the first half of 2010 from 5.3% during the first half of 2009 as a result of reductions in payroll and related expenses.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest decreased to $21,000 during the first half of 2010 from $1.1 million during the first half of 2009 primarily as a result of the improved earnings in our solar segment.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $0.8 million during the first half of 2010 compared to $4.1 million during the first half of 2009. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.03 per share during the first half of 2010 compared to $0.17 per share during the first half of 2009.

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

We have a revolving line of credit agreement with a financial institution with a current expiration date of October 2, 2010. We are currently in negotiations to renew the line of credit agreement, which was recently extended pending the renewal negotiations. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the lower of prime rate less 75 basis points or LIBOR plus 275 basis points. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At June 30, 2010, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$1,795	$17,094
Investing activities	(4,395)	(3,368)
Financing activities	(2,690)	(2,936)

Net change in cash and cash equivalents	$(5,290)	$10,790

Operating activities. Our operating activities provided net cash of $1.8 million and 17.1 million during the first halves of 2010 and 2009, respectively. Our net cash provided by operating activities during the first half of 2010 was primarily attributable to decreased accounts receivable of $11.2 million, noncash adjustments of $3.5 million, seasonally reduced inventory of $2.0 million and other current assets of $0.6 million, partially offset by decreased accounts payable of $8.5 million, reduced accrued liabilities of $4.7 million, increased deferred advertising costs of $1.5 million and our net loss of $0.8 million. Accounts receivable did not decline as much as in the comparable half of last year because a higher percentage of our sales during the first half of 2010 were to large retailer accounts which are on longer pay cycles. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments. Our net cash provided by operating activities during the first half of 2009 was primarily attributable to decreased accounts receivable and inventory of $12.1 million and $12.5 million, respectively, and refunded income taxes of $3.2 million, partially offset by decreased accounts payable and accrued liabilities of $6.7 million and net loss of $5.2 million.

Investing activities. Our investing activities used net cash of $4.4 million and $3.4 million during the first halves of 2010 and 2009, respectively. The net cash used in investing activities during the first half of 2010 was used primarily to acquire licensing rights for the Discovery Channel’s media catalog and other media content for $3.2 million and property and equipment to maintain normal operations for $1.2 million. The net cash used in investing activities during the first half of 2009 was used primarily to acquire property and equipment for $2.4 million, of which $0.8 million was acquired to maintain normal operations, and for media productions of $1.0 million.

Financing activities. Our financing activities used net cash of $2.7 million and $2.9 million during the first halves of 2010 and 2009, respectively. Our net cash used in financing activities during the first half of 2010 was the result of dividend payments of $3.5 million or $0.15 per share, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.8 million. Our net cash used in financing activities during the first half of 2009 was used primarily to repurchase 932,000 shares of our Class A common stock.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$7,703	$2,137	$3,681	$1,885	$—

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief accounting officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of June 30, 2010, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

(a)	On May 12, 2010, Gaiam held an annual meeting of shareholders. The shareholders elected six directors to serve until the next annual meeting of shareholders to be held in 2011 or until their successors are duly elected and qualified. The results of this vote follow:

Jirka Rysavy	For:	61,935,282	Withheld:	3,768,150
Lynn Powers	For:	61,938,594	Withheld:	3,764,838
James Argyropoulos	For:	65,573,379	Withheld:	130,053
Barnet M. Feinblum	For:	64,525,760	Withheld:	1,177,672
Barbara Mowry	For:	65,573,178	Withheld:	130,254
Paul H. Ray	For:	65,647,879	Withheld:	55,553

No broker nonvotes or abstentions were recorded.

(b)	None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
August 6, 2010

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer and President (principal executive officer)

By:	/s/ Stephen J. Thomas
Stephen J. Thomas
Chief Accounting Officer
(principal financial and accounting officer)