Form 10-Q
period 2010-09-30
GAIAM, INC
filed 2010-11-08
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2010
Class A Common Stock ($.0001 par value)	17,866,780
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2010, the interim results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. These interim statements have not been audited. The balance sheet as of December 31, 2009 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2009.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,835	$48,325
Accounts receivable, net	37,147	46,266
Inventory, less allowances	30,801	26,872
Deferred advertising costs	2,655	1,909
Receivable and deferred tax assets	8,959	10,179
Other current assets	6,747	5,681

Total current assets	127,144	139,232

Property and equipment, net	27,788	28,217
Media library, net	15,504	12,354
Deferred tax assets, net	5,496	4,414
Goodwill	26,068	24,166
Other intangibles, net	507	652
Notes receivable and other assets	3,209	3,178

Total assets	$205,716	$212,213

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$29,695	$33,261
Accrued liabilities	8,335	11,061

Total current liabilities	38,030	44,322

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,854,680 and 17,721,212 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2010 and December 31, 2009	1	1
Additional paid-in capital	160,632	162,532
Accumulated other comprehensive income	101	85
Accumulated deficit	(9,920)	(9,979)

Total Gaiam, Inc. shareholders’ equity	150,816	152,641
Noncontrolling interest	16,870	15,250

Total equity	167,686	167,891

Total liabilities and equity	$205,716	$212,213

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenue	$72,328	$74,439	$190,937	$190,837
Cost of goods sold	39,164	38,628	96,636	92,594

Gross profit	33,164	35,811	94,301	98,243

Expenses:
Selling and operating	29,161	31,641	85,946	96,269
Corporate, general and administration	2,930	3,225	8,965	9,431

Total expenses	32,091	34,866	94,911	105,700

Income (loss) from operations	1,073	945	(610)	(7,457)

Interest and other income	1,058	86	1,197	221

Income (loss) before income taxes and noncontrolling interest	2,131	1,031	587	(7,236)

Income tax expense (benefit)	801	388	71	(2,699)

Net income (loss)	1,330	643	516	(4,537)

Net (income) loss attributable to noncontrolling interest	(478)	(278)	(457)	803

Net income (loss) attributable to Gaiam, Inc.	$852	$365	$59	$(3,734)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$0.04	$0.02	$0.00	$(0.16)

Diluted	$0.04	$0.02	$0.00	$(0.16)

Weighted-average shares outstanding:
Basic	23,253	23,085	23,212	23,370

Diluted	23,352	23,167	23,361	23,370

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2010	2009
	(unaudited)
Operating activities
Net income (loss)	$516	$(4,537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,323	2,400
Amortization	3,251	3,083
Share-based compensation expense	1,176	1,421
Deferred and stock option income tax benefit	(159)	(2,747)
Gain on re-measurement of equity investment to estimated fair value prior to business combination	(977)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	9,321	2,295
Inventory, net	(3,130)	14,771
Deferred advertising costs	(1,609)	(1,662)
Income taxes receivable	38	2,713
Other current assets	(1,500)	(11)
Accounts payable	(3,772)	2,146
Accrued liabilities	(3,490)	1,063

Net cash provided by operating activities	1,988	20,935

Investing activities
Purchase of property, equipment and media rights	(6,797)	(5,613)

Net cash used in investing activities	(6,797)	(5,613)

Financing activities
Payment of dividends	(3,478)	(194)
Net proceeds from issuance of common stock and tax benefits from option exercises	788	154
Repurchase of Class A common stock, including related costs	—	(2,810)

Net cash used in financing activities	(2,690)	(2,850)

Effects of exchange rates on cash and cash equivalents	9	—

Net change in cash and cash equivalents	(7,490)	12,472
Cash and cash equivalents at beginning of period	48,325	31,965

Cash and cash equivalents at end of period	$40,835	$44,437

Supplemental cash flow information
Interest paid	$1	$50
Income taxes paid	$198	$423
Common stock issued for acquisitions	$—	$796

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2010, except that we adopted self-insurance accounting effective January 1, 2010, which did not have a material impact on our condensed consolidated financial statements.

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

3. Equity

During the nine months ended September 30, 2010, we issued under our 2009 Long-Term Incentive Plan a total of 4,828 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered in 2010 and issued 128,640 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan.

On March 8, 2010, our board of directors declared out of additional paid-in capital a cash dividend of $0.15 per share for our common shareholders of record on April 1, 2010, and, as a result, additional paid-in capital on our condensed consolidated balance sheet at September 30, 2010 was decreased by $3.5 million.

Our subsidiary, Real Goods Solar, Inc. (“Real Goods Solar”), issued 18,392 of its Class A common shares valued at $67,000 to compensate nonemployee board members for services rendered during the nine months ended September 30, 2010. As of September 30, 2010, we owned 54.6% of Real Goods Solar.

The following is a reconciliation from December 31, 2009 to September 30, 2010 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2009	$167,891	$—	$(9,979)	$85	$3	$162,532	$15,250
Issuance of Gaiam, Inc. common stock in conjunction with compensation, including related tax benefits	1,439	—	—	—	—	1,439	—
Issuance of subsidiary stock and share-based compensation	286	—	—	—	—	139	147
Distribution of dividend	(3,478)	—	—	—	—	(3,478)	—
Adjustment to estimated fair value of noncontrolling interest due to business acquisitions	1,000	—	—	—	—	—	1,000
Comprehensive income:
Net income	516	516	59	—	—	—	457
Foreign currency translation adjustment, net of taxes of $14	32	32	—	16	—	—	16

Comprehensive income	548	$548	—	—	—	—	—

Balance at September 30, 2010	$167,686		$(9,920)	$101	$3	$160,632	$16,870

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods on Gaiam, Inc.’s equity.

	Nine Months Ended September 30,
(in thousands, except share data)	2010	2009
Net income (loss) attributable to Gaiam, Inc.	$59	$(3,734)
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 18,392 and 394,741 Real Goods Solar Class A common shares for the nine months ended September 30, 2010 and 2009, respectively, and for share-based compensation	139	131

Change from net income (loss) attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$198	$(3,603)

4. Comprehensive Income (Loss)

Our comprehensive income (loss), net of related tax effects, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$1,330	$643	$516	$(4,537)
Other comprehensive income, foreign currency translation adjustment, net of related tax	32	—	32	—

Comprehensive income (loss)	1,362	643	548	(4,537)

Comprehensive (income) loss attributable to the noncontrolling interest	(494)	(278)	(473)	803

Comprehensive income (loss) attributable to Gaiam, Inc.	$868	$365	$75	$(3,734)

5. Share-Based Compensation

During the nine months ended September 30, 2010, we granted 84,000 stock options to employees and board members under our 2009 Long-Term Incentive Plan and cancelled 57,460 stock options previously issued under our 1999 Long-Term Incentive Plan. Total share-based compensation expense was $0.4 million for each of the three month periods ended September 30, 2010 and 2009, and $1.2 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

Also during the first nine months of 2010, Real Goods Solar granted 519,000 and cancelled 35,000 stock options under the Real Goods Solar 2009 Long-Term Incentive Plan. The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ended December 31, 2010. For these performance based stock options, the attainment of the performance condition became probable during the third quarter of 2010 and, therefore, Real Goods Solar recorded $0.1 million of compensation expense for these grants.

6. Mergers and Acquisitions

On July 1, 2010, we increased our ownership interest in an existing equity investment and, as a result, recognized a gain, representing the investment’s estimated fair value immediately before acquiring control, of $1.0 million, which was reported in interest and other income on our consolidated condensed statements of operations for the three and nine months ended September 30, 2010. We used a combination of the income and market approaches to estimate the fair value of this equity investment immediately before increasing our ownership interest. For the income approach, we used historical unaudited financial statements, projected financial information and other records and documents. Selected publicly-traded companies were used to develop multiples for the market approach.

7. Income Taxes

Our income tax provision for the nine months ended September 30, 2010 includes benefits resulting from enhanced charitable donation deductions and other permanent differences.

8. Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 628,000 and 897,000 for the three months ended September 30, 2010 and 2009, respectively, and 552,000 and 1,285,000 for the nine months ended September 30, 2010 and 2009, respectively, from the computation of diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator for basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$852	$365	$59	$(3,734)
Denominator:
Weighted average shares for basic net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,253	23,085	23,212	23,370
Effect of dilutive securities:
Weighted average of common stock and stock options	99	82	149	—

Denominators for diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,352	23,167	23,361	23,370

Net income (loss) per share attributable to Gaiam, Inc. common shareholders - basic	$0.04	$0.02	$0.00	$(0.16)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders - diluted	$0.04	$0.02	$0.00	$(0.16)

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

Financial information for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net revenue:
Direct to consumer	$26,686	$30,971	$72,304	$85,673
Business	21,016	20,502	61,471	59,954
Solar	24,626	22,966	57,162	45,210

Consolidated net revenue	72,328	74,439	190,937	190,837

Contribution margin (loss):
Direct to consumer	(1,220)	(279)	(5,472)	(5,228)
Business	1,118	966	3,237	704
Solar	1,175	258	1,625	(2,933)

Consolidated contribution margin (loss)	1,073	945	(610)	(7,457)

Reconciliation of contribution margin (loss) to net income (loss) attributable to Gaiam, Inc.:
Interest and other income	1,058	86	1,197	221
Income tax expense (benefit)	801	388	71	(2,699)
Net (income) loss attributable to noncontrolling interest	(478)	(278)	(457)	803

Net income (loss) attributable to Gaiam, Inc.	$852	$365	$59	$(3,734)

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Our business model revolves around content creation, which forms the basis of our proprietary offerings. Our operations are vertically integrated from content creation, utilizing our in-house production studio, through product development and sourcing, to customer service and distribution. We market our products and services across three segments: business, direct to consumer, and solar. We distribute the majority of our products in our business and direct to consumer segments from our fulfillment center or drop-ship products directly to customers. We also utilize a third party replication and fulfillment center for media distribution in our business segment.

Our business segment sells directly to retailers, with our products available in approximately 65,000 retail doors in the United States. During the third quarter of 2010, this segment generated revenue of $21.0 million, up from $20.5 million during the third quarter of 2009, an increase of 2.5%. This increase primarily reflects increased store within store presentations, our continued success as media category manager and the consolidation of a new business, partially offset by a modest weakening in the consumer environment. During the third quarter of 2010, we expanded our store within store presentations, which include custom fixtures that we design, to over 14,500 locations. Our media category management role, which is part of our long term strategy and a key step in securing shelf space for media, expanded to approximately 4,600 doors, up from 4,000 at the end of the third quarter of 2009.

Through its diverse marketing reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and the LOHAS industry’s focus and future. During the third quarter of 2010, this segment generated revenues of $26.7 million, down from $31.0 million during the third quarter of 2009. This decrease reflects planned reductions to our catalog circulation of 16% and to media spend for direct response television of 17%, as well as the closure of unprofitable businesses.

Our solar segment offers residential and small commercial solar energy integration services. On May 13, 2008, our solar energy integration business consummated an initial public offering and has since been a separate segment. This business has grown its sales and expanded its market territories. During the third quarter of 2010, this segment generated revenues of $24.6 million, up from $23.0 million during the third quarter of 2009. We have and will continue to use the solar segment’s IPO proceeds to fund this segment’s working capital needs and general corporate purposes, which may include future acquisitions of businesses.

We believe our growth will be driven by media content, products, and services delivered to the consumer via Internet, retailers, licensing, electronic downloads and subscriptions. We have increased our focus on media content creation and distribution, media category management, and branded store within store presentations at retailers. Our recent licensing agreements with The Discovery Channel and The Travel Channel will expand our distribution within the non-theatrical media category. In addition, our new licensing of the Reebok name for fitness media and accessories will result in a significant expansion of our product offerings at Target stores in the fourth quarter of 2010.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.1%	51.9%	50.6%	48.5%

Gross profit	45.9%	48.1%	49.4%	51.5%

Expenses:
Selling and operating	40.3%	42.5%	45.0%	50.5%
Corporate, general and administration	4.1%	4.3%	4.7%	4.9%

Total expenses	44.4%	46.8%	49.7%	55.4%

Income (loss) from operations	1.5%	1.3%	(0.3)%	(3.9)%

Interest and other income	1.5%	0.1%	0.6%	0.1%
Income tax expense (benefit)	1.1%	0.5%	0.0%	(1.4)%
Net (income) loss attributable to noncontrolling interest	(0.7)%	(0.4)%	(0.3)%	0.4%

Net income (loss) attributable to Gaiam, Inc.	1.2%	0.5%	0.0%	(2.0)%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net revenue. Net revenue decreased $2.1 million, or 2.8%, to $72.3 million during the third quarter of 2010 from $74.4 million during the third quarter of 2009. Net revenue in our business segment increased $0.5 million, or 2.5%, to $21.0 million during the third quarter of 2010 from $20.5 million during the third quarter of 2009, primarily reflecting increased store within store presentations, our continued success as media category manager and the consolidation of a new business, partially offset by a modest weakening in the consumer environment. Net revenue in our direct to consumer segment decreased $4.3 million to $26.7 million during the third quarter of 2010 from $31.0 million during the third quarter of 2009. This 13.8% decrease in the direct to consumer segment net revenue primarily reflects our decisions to further reduce catalog circulation by 16%, decrease media spend for our direct response television by 17% and close unprofitable businesses. Net revenue in our solar segment increased $1.7 million, or 7.2%, to $24.6 million during the third quarter of 2010 from $23.0 million during the third quarter of 2009, due to organic growth.

Gross profit. Gross profit decreased $2.6 million, or 7.4%, to $33.2 million during the third quarter of 2010 from $35.8 million during the third quarter of 2009. As a percentage of net revenue, gross profit decreased to 45.9% during the third quarter of 2010 from 48.1% during the third quarter of 2009. The decrease in gross profit percentage primarily reflects increased revenue from our lower margin solar segment and a higher mix of fitness product and accessory sales.

Selling and operating expenses. Selling and operating expenses decreased $2.5 million, or 7.8%, to $29.2 million during the third quarter of 2010 from $31.6 million during the third quarter of 2009. As a percentage of net revenue, selling and operating expenses decreased to 40.3% during the third quarter of 2010 from 42.5% during the third quarter of 2009. This decrease is primarily a result of reducing payroll and infrastructure costs, optimizing television advertising and reducing catalog prospecting.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.3 million, or 9.1%, to $2.9 million during the third quarter of 2010 from $3.2 million during the third quarter of 2009. As of percentage of net revenue, corporate, general and administration expenses decreased to 4.1% during the third quarter of 2010 from 4.3% during the third quarter of 2009 primarily as a result of reductions in payroll and related expenses.

Interest and other income. Interest and other income increased $1.0 million to $1.1 million during the third quarter from $0.1 million during the third quarter of 2009 as a result of a gain from adjusting an equity investment to its estimated fair value.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased $0.2 million to $0.5 million during the third quarter of 2010 from $0.3 million during the third quarter of 2009 primarily as a result of the improved earnings in our solar segment.

Net income attributable to Gaiam, Inc. As a result of the above factors, net income attributable to Gaiam, Inc. was $0.9 million during the third quarter of 2010 compared to $0.4 million during the third quarter of 2009. Net income per share attributable to Gaiam, Inc. common shareholders was $0.04 per share during the third quarter of 2010 compared to $0.02 per share during the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenue. Net revenue increased $0.1 million, or 0.1%, to $190.9 million during the nine months ended September 30, 2010 from $190.8 million during the nine months ended September 30, 2009. Net revenue in our business segment increased $1.5 million, or 2.5%, to $61.5 million during the nine months ended September 30, 2010 from $60.0 million during the nine months ended September 30, 2009, primarily reflecting improvement in our domestic business, including increased store within store presentations, our continued success as media category manager, and the addition of several new media and accessory brands, partially offset by a modest weakening in the consumer environment. Net revenue in our direct to consumer segment decreased $13.4 million to $72.3 million during the nine months ended September 30, 2010 from $85.7 million during the nine months ended September 30, 2009. This 15.6% decrease in the direct to consumer segment net revenue primarily reflects our decision to reduce catalog circulation, reduce media spend for our direct response television and close unprofitable businesses. Net revenue in our solar segment increased $12.0 million, or 26.4%, to $57.2 million during the nine months ended September 30, 2010 from $45.2 million during the nine months ended September 30, 2009, due to organic growth.

Gross profit. Gross profit decreased $3.9 million, or 4.0%, to $94.3 million during the nine months ended September 30, 2010 from $98.2 million during the nine months ended September 30, 2009. As a percentage of net revenue, gross profit decreased to 49.4% during the nine months ended September 30, 2010 from 51.5% during the nine months ended September 30, 2009. The decrease in gross profit percentage primarily reflects increased revenue from our lower margin solar segment.

Selling and operating expenses. Selling and operating expenses decreased $10.3 million, or 10.7%, to $85.9 million during the nine months ended September 30, 2010 from $96.3 million during the nine months ended September 30, 2009. As a percentage of net revenue, selling and operating expenses decreased to 45.0% during the nine months ended September 30, 2010 from 50.5% during the nine months ended September 30, 2009. This decrease is primarily a result of reducing payroll and infrastructure costs, optimizing television advertising expenses and reducing catalog prospecting.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.5 million, or 4.9%, to $9.0 million during the nine months ended September 30, 2010 from $9.4 million during the nine months ended September 30, 2009. As of percentage of net revenue, corporate, general and administration expenses decreased to 4.7% during the nine months ended September 30, 2010 from 4.9% during the nine months ended September 30, 2009 primarily as a result of reductions in payroll and related expenses.

Interest and other income. Interest and other income increased $1.0 million to $1.2 million during the nine months ended September 30, 2010 from $0.2 million during the nine months ended September 30, 2009 as a result of a gain from adjusting an equity investment to its estimated fair value.

Income tax expense (benefit). Income tax expense (benefit) as a percentage of income (loss) before income taxes and noncontrolling interest decreased to 12.1% during the nine months ended September 30, 2010 from 37.3% during the nine months ended September 30, 2009 primarily due to benefits resulting from enhanced charitable donation deductions and other permanent differences.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $.0.5 million during the nine months ended September 30, 2010 compared to a net loss attributable to noncontrolling interest of $0.8 million during the nine months ended September 30, 2009 primarily as a result of the improved earnings in our solar segment.

Net income (loss) attributable to Gaiam, Inc. As a result of the above factors, net income attributable to Gaiam, Inc. was $0.1 million during the nine months ended September 30, 2010 compared to a net loss of $3.7 million during the nine months ended September 30, 2009. Net income per share attributable to Gaiam, Inc. common shareholders was $0.00 per share during the nine months ended September 30, 2010 compared to a net loss of $0.16 per share during the nine months ended September 30, 2009.

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

We have a revolving line of credit agreement with a financial institution with a current expiration date of October 2, 2011. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum . Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At September 30, 2010, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$1,988	$20,935
Investing activities	(6,797)	(5,613)
Financing activities	(2,690)	(2,850)
Effect of exchange rates on cash and cash equivalents	9	—

Net change in cash and cash equivalents	$(7,490)	$12,472

Operating activities. Our operating activities provided net cash of $2.0 million and $20.9 million during the nine months ended September 30, 2010 and 2009, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2010 was primarily attributable to decreased accounts receivable of $9.3 million, noncash adjustments to net income of $5.6 million, and net income of $0.5 million, partially offset by decreased accounts payable of $3.8 million, reduced accrued liabilities of $3.5 million, increased inventory of $3.1 million and increased deferred advertising costs and other current assets of $3.1 million. The reduction in accounts payable reflects payments for inventory purchases. Our net cash provided by operating activities during the nine months ended September 30, 2009 was primarily attributable to decreased accounts receivable and inventory of $17.1 million, noncash adjustments to the net loss of $3.6 million, increased accounts payable and accrued liabilities of $3.2 million and refunded income taxes of $3.2 million, partially offset by the net loss of $4.5 million and increased deferred advertising costs of $1.7 million.

Investing activities. Our investing activities used net cash of $6.8 million and $5.6 million during the nine months ended September 30, 2010 and 2009, respectively. The net cash used in investing activities during the nine months ended September 30, 2010 was used primarily to acquire licensing rights for the Discovery Channel’s media catalog and other media content for $4.9 million and property and equipment to maintain normal operations for $1.9 million. The net cash used in investing activities during the nine months ended September 30, 2009 was used primarily to acquire property and equipment for $3.4 million, of which $1.5 million was acquired to maintain normal operations, and for media productions of $2.2 million.

Financing activities. Our financing activities used net cash of $2.7 million and $2.9 million during the nine months ended September 30, 2010 and 2009, respectively. Our net cash used in financing activities during the nine months ended September 30, 2010 was the result of dividend payments of $3.5 million or $0.15 per share, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.8 million. Our net cash used in financing activities during the nine months ended September 30, 2009 was used primarily to repurchase 932,000 shares of our Class A common stock.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$7,179	$2,092	$3,496	$1,591	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions, the gains and losses from which historically have been immaterial. On July 1, 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to accounting risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of September 30, 2010.

Any borrowings we might make under our bank credit facility would bear interest at the prime rate, provided, however, that at no time may the rate be less than 4.25% per annum. We do not have any amounts outstanding under our credit line, so any unfavorable change in interest rates would not have a material impact on our results from operations or cash flows unless we make borrowings in the future.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief accounting officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of September 30, 2010, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
November 8, 2010

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer (principal executive officer)

By:	/s/ Stephen J. Thomas
Stephen J. Thomas
Chief Accounting Officer
(principal financial and accounting officer)