Form 10-K
period 2010-12-31
GAIAM, INC
filed 2011-03-11
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐  NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $99,260,422 as of June 30, 2010, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of March 7, 2011, 17,899,121 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2011 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2010

PART I

Item 1.  Business

Our Business

We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, and responsible media. We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our content, media and products through a multi-channel approach including digital media channels, direct to consumers via catalogs, the Internet, direct response television, broadband, subscriptions and communities as well as traditional retail stores. At the end of 2010, not counting digital channels, our products were carried by approximately 65,000 retail stores in the United States alone, and we had over 10 million direct customers.

We have established ourselves as a lifestyle multiplatform media brand, content producer and licensor, information resource and authority in the Lifestyles of Health and Sustainability (“LOHAS”) market including the emerging Conscious Media market. We seek to become a unifying symbol of these emerging media and lifestyle genres. Our lifestyle brand is built around our ability to develop and offer media content, products, lifestyle solutions and community to consumers in the LOHAS and Conscious Media markets, and to increasingly aware mainstream audiences. Our content forms the basis of our proprietary offerings, on which we realize our highest margins, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. We market our products and services across three segments: business, direct-to-consumer, and solar. We distribute the majority of our products in our business and direct to consumer segments from our fulfillment center. We also utilize a third party replication and fulfillment center for some of our media distribution in our business segment.

The LOHAS Market

The LOHAS market consists of five main sectors:

—	Healthy Living. Natural and organic foods, dietary supplements, personal care products and related information and services.

—	Integrative Healthcare. Health and wellness solutions and alternative health practices that compliment traditional approaches.

—	Personal Development. Solutions, information, products and experiences relating to mind, body and spiritual development.

—	Ecological Lifestyles. Environmentally friendly cleaning and household products, organic cotton clothing and bedding, and eco-tourism.

—	Sustainable Economy. Renewable energy, energy conservation, recycled goods, environmental management services, sustainable manufacturing processes and related information and services.

We participate in all five sectors of the LOHAS market, which we believe generates over $200 billion in annual sales. Our emphasis is on Personal Development, Ecological Lifestyles and Integrative Healthcare.

The Conscious Media Market

We consider the Conscious Media market to consist of five distinct sectors:

—	Personal Development. Informative and inspiring content that helps people to live a better life.

—	Family Entertainment. Entertainment that can be enjoyed by the entire family, containing no violence or profanity.

—	Documentaries. Educational and informational programming (edutainment).

—	Inspirational Entertainment. Entertainment that inspires people to expand their awareness and pursue positive changes in their lives.

—	Children’s. Children’s entertainment and edutainment with a positive message.

Our Content

Our business model revolves around content creation, which forms the basis for our proprietary products. We have an “in house” production studio and team which produces programming that has won 100 Telly awards and several medals at the International New York Film Festival. We are fully high definition and 5.1 surround sound capable and do the majority of our authoring and editing in house at our Colorado facility ensuring the quality standards that drive our awards. We also develop children’s programming, which has been the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help children grow imaginatively, physically, and mentally. During 2010, we added 250 titles to our DVD library increasing our library to over 3,100 titles. We also develop and market music and audio CDs and publish printed content. Our content management systems allow us to port content to multiple relevant devices and platforms, allowing us to reach growing audiences anytime, anywhere. We own all rights to the majority of our titles allowing us to continue to expand our reach as content moves into the digital age.

Our Products

Our visual media programs represent an integral part of our proprietary product offering. In 2010, excluding the solar segment, our proprietary products constituted over 86% of our product sales.

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

Media

We develop, produce and license information and programming targeted to consumers who value personal development, wellness, spirituality, and inspirational entertainment. We have an award-winning library of titles that we sell to retailers, license to selected distributors operating outside of the United States, and license or sublicense for broadcast and download. We are developing our own channel, and strategically partnering with other media companies, to distribute our digital media content over the Internet. Some of our media partners include Google, YouTube, Amazon, iTunes and Netflix. All of our licensing arrangements require our branding to be prominent on the programming and are subject to royalty agreements with our performing artists. While our licensing of the rights to manufacture and distribute certain of our media lowers recognized revenue, we improve contribution margins and branding through this licensing. We intend to continue to seek new licensees for our brand internationally.

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

Retailers

Since the inception of our retailer channel in 1998, we have increased our breadth and diversity. As of the end of 2010, our media titles could be found in approximately 65,000 stores in the United States. We currently sell our media and other products across a variety of leading retailers, including bookstores such as Barnes & Noble; media stores such as Best Buy; beauty stores such as Ulta; home furnishing stores such as Bed, Bath and Beyond, ABC Carpet and Home, and Kohl’s; natural food stores such as Whole Foods Market; sporting goods stores such as Dick’s and REI; mass merchants such as Target, our largest customer, and WalMart; e-tailers such as Amazon.com and Drugstore.com; and wholesale clubs such as Costco and Sam’s Club. Many of these retailers display our products in branded store within store lifestyle presentations that may include custom fixtures that we design. We implemented our first store within store concept late in 2000 and the concept has grown, partially driven by new store within stores at Best Buy, to over 14,700 stores by the end of 2010, up from 11,000 stores at the end of 2009 and 10,000 at the end of 2008. In 2008 we expanded our market reach to the professional health and fitness industry by purchasing SPRI Products, Inc.

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

Catalogs

We offer a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. During 2010, we strategically reduced our catalog circulation by an additional 20%. Our customer demographics are highly regarded with our customers having an average income over $92,000 and over 65% of them being college educated.

Internet

We use the Internet to sell our products and to provide information on the LOHAS lifestyle. We promote our website through our visual media, catalogs, print publications, product packaging and Internet links. We provide customer support for Internet sales from our in-house call center as a key component of our Internet approach. Having an Internet presence and loyal customers is a competitive advantage as media moves to the Internet through digital subscription services.

Subscription Services

We offer a variety of subscription paid services. These services include online communities under various brands and subscription clubs. We currently offer subscription services under the following clubs: The Firm; Kettlenetics, Spiritual Cinema Circle; and Gaiam Yoga Club. We are expanding our subscription services with subscription content, streaming services and online e courses.

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

Established Infrastructure

During 2010 we optimized and consolidated our distribution center near Cincinnati, Ohio, into one building, thereby realizing significant cost savings. This distribution center provides fulfillment for the majority of our current domestic business needs and has the capacity to support the growth of our business. This central U.S. location allows us to achieve shipping cost efficiencies to most locations. The center is also located within 30 minutes of several major shipping company hubs. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

Expand our Media Offering

Proprietary and authentic content lies at the core of our business model. Our media offerings introduce customers to us and help establish us as an authority in the LOHAS market. Our primary focus is on leveraging our content and branded lifestyle offerings through various channels including traditional and digital media, catalogs, the Internet, and national retailers. We believe that the content-centric strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach. It also provides the optimal “context” for us to market lifestyle products that are appropriate companions to the media. We are fast becoming a multi-channel digital company. Our content and products will meet the consumer wherever they are.

We will continue to develop authentic content that caters to the LOHAS lifestyle and distribute it in DVD, book and audio formats and also accelerate our efforts in the digital media, broadcast and online categories. During 2009, we expanded our fitness media library by producing celebrity content with Trudie Styler, Bob Greene and Marisa Tomei. In 2011, we will have some new personalities, such as The Biggest Loser host and star, Jillian Michaels, who currently has the number one title on Videoscan, and expand our licensing relationship with Oregon Scientific to include not only the fitness category, but also wellness. We intend to continue to expand our brand to the Conscious Media market, which incorporates family, inspirational, edutainment and children’s media. We believe we can establish our brand as a leading brand in some of these media categories.

We will continue our partnership with The Discovery Channel, which began in 2009, licensing Discovery branded content for sale in our retail channel and digitally on the Internet. We are the exclusive licensee for new launches of all the Discovery Channel DVDs, including all properties of Animal Planet, TLC, Discovery Channel, HD Theater, the Science Channel ID and The Military Channel. We will also have access to the entire Discovery branded library as the rights expire with their current licensees.

We have expanded our visual media offerings internationally and plan to continue to grow this opportunity. We also intend to broaden the variety of formats we offer by making our content available online to our consumers in both one-shot “purchase” format or subscription services.

Capitalize on our market share positioning

Based on Nielsen’s Videoscan, since 2004 we have more than doubled our U.S. DVD market share in the fitness/wellness category to approximately 40% in 2010, up from 34% in 2009. At the end of 2010, we were ranked 1st in the fitness U.S. DVD category. During 2010, the fitness DVD category grew 3% while the total DVD category declined 9%. We will utilize our leadership position and sacrifice some of our market share in fitness in order to assume a category management role bringing competitive product into the mix to establish the most complete fitness assortment in the business. We tested this concept with Target in 2008 and are now expanding the category management concept to other specialty channels. By assuming this category management role, we improved our revenues and profits as well as expanded the exposure of the category. This category management program is currently in 5,700 doors, up from 4,000 doors at the end of 2009.

Based on the same Nielsen report, we ended 2010 5th in the non-theatrical U.S. DVD category with 7% market share, up from 5% at the end of 2009. We intend to continue to grow our market share in the non-theatrical category through the production and acquisition of Conscious Media titles, focusing on edutainment, family and children’s entertainment. We also plan to extend our line of offerings into wellness and green living with solution based programming and media based kits, building store within store wellness offerings and continuing to grow our retail presence.

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

We launched a continuity and subscription business with our acquisition of Spiritual Cinema. This business carries over 80% gross margins and connects our media content directly to the consumer. We expect to continue to invest in this channel of business. We believe that with the increase in broadband acceptance in the consumer marketplace, coupled with our specialized media library and loyal direct customer base, we have an opportunity for strong growth at high margins as digital downloads of media become mainstream.

During 2010, we continued to focus on cost reduction and, therefore, better leveraging our infrastructure. With our in-house state-of-the-art studios and post production facilities, we will continue to focus on producing lower cost fitness media, LOHAS content for kits, online courses and web downloads. In addition, we have, and will continue to optimize our DRTV advertising and catalog circulation.

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

Launch Reebok Branded Accessories and Media at Retail

In 2009, we signed a multi-year licensing agreement with Reebok to manufacture and market Reebok fitness accessories and media to retailers. In 2010 we took over twelve linear feet of Reebok with store within store presentations in all Target stores.

Expand our Proprietary Products

Excluding our partially owned subsidiaries, our proprietary products, which we introduced in 1997, represented approximately 86% of our revenues in fiscal year 2010. These products carry a higher margin, provide for branding opportunity and distinguish us from our competitors. We currently offer proprietary products that range from media products to sleep, stress relief, yoga and Pilates accessories to organic cotton apparel, bedding and bath products. We have also expanded our exclusive media library to over 3,100 titles through acquisitions and internal development. We continue to develop and market proprietary products across the LOHAS sectors. We will continue to look for additional library acquisitions as we expand our content across the Conscious Media market. We are strengthening our supply chain globally by sourcing a greater number of products offshore and leveraging our expanding media sales to obtain lower costs from our replicators. We leverage our product development costs over all sales channels.

Capitalize on our Multi-channel Approach

Our multi-channel strategy affords us the broadest possible customer reach, as well as allowing our customers to buy from us “what they want, when they want, where they want to.” This approach makes purchasing our lifestyle products convenient regardless of the channel that a customer prefers. It also allows us to migrate segments of our customer base across channels to develop deeper, longer-lasting relationships with them, and to convert them from purchasers of individual media products into subscribers to our “continuity programs,” including online access to communities and content on a continuity basis. Additionally, this diversified, strategic approach should provide for continued operating and business stability as we have the ability to cross-market lifestyle products and services regardless of the customer location or the channel to which we are marketing.

In our direct to consumer business we are open 24 hours a day, offering products on our Internet sites. The future of our direct business (catalog, Internet, community and subscription) is evolving its platform to be more solutions-based versus transaction-based. As we increase the depth of media and community functionality available to our consumers, our Internet presence will transform from being merely a place to “order” product to a place to “consume” it in real-time as digital downloads become more mainstream. This will allow our customers to both stream or download content as well as buy products focused on five solution-based segments: fitness/ wellness; personal growth; relationships, green living, and responsible entertainment.

In our business segment, we continue to expand our presence in national retailers and currently have placements in approximately 65,000 retail points in the United States. We also continue to expand our store within store concept in a variety of stores, including Whole Foods Market, Barnes & Noble Bookstores, Target, Best Buy, Ulta, Dick’s Sporting Goods, REI, ABC Carpet and Home and other national retailers. We currently have over 14,700 store within store concepts. As digital becomes more main stream, our strong relationships with retailers will allow us to migrate our media and products to retailers’ Internet sales channels.

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

Launch a Digital Format Platform

While the adoption of digital media is still in the early stages, we expect the transition from DVD to digital distribution of visual content to occur rapidly in the future. During 2009, we digitized most of our media library and built an Internet platform for our content. In 2010 we tested the platform for GaiamTV and we expect GaiamTV will be fully launched by summer 2011. GaiamTV will provide leading fitness, wellness and non-theatrical digital content for streaming, rental and subscription. In addition, we have begun to establish digital distribution partners such as Amazon, YouTube, iTunes and Netflix. The goal of GaiamTV is to utilize digital content to create relationships, add subscription members and sell media to our existing customers. We have invested in our in-house studios, digital asset management system and digital delivery platforms, to allow us to produce and distribute digital content at low incremental costs. We intend to use all of our current platforms to introduce customers to our comprehensive digital offerings, clubs and communities.

Our Business Segments

We separate our business into three segments: the business segment, which includes sales to businesses, retailers, international licenses, corporate accounts and media outlets; the direct to consumer segment, which includes DRTV, catalogs, E-commerce, and subscription community services; and the solar segment, which includes the design and installation of solar energy systems and the sale of related renewable energy products and sustainable living resources.

The business, direct to consumer, and solar segments represented 35.5%, 36.3%, and 28.2% of the 2010 net revenues, respectively. Our business segment is dependent upon a few major customers for a significant portion of its revenues. See Note 13 to our consolidated financial statements for further information on our segments.

Our Intellectual Property

Our tradename Gaiam and various product and Internet domain names are subject to trademark or pending trademark applications of Gaiam or a Gaiam company. We believe these trademarks are significant assets to our business.

Our Competition

We believe that fragmented supplier and distribution networks characterize today’s LOHAS market, and we are not aware of a dominant leader. According to Nielson’s Videoscan, we continue to be the leader in fitness/wellness media with 40% market share and we are ranked 5th in non-theatrical media with 7% market share. We believe the principal competitive factors in the LOHAS market are authenticity of information, unique content and distinctiveness of products and services, quality of product, brand recognition and price, and distribution capabilities. We believe we compete favorably on all these relevant factors. Because we use multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include Warner Bros., Disney, Paramount, Fox, Lions Gate, Liberty Media, thousands of small, local and regional businesses, and product lines or items offered by large retailers, manufacturers, publishers and media producers.

Our Competitive Advantage

We believe we have a number of advantages over our competitors, including the following:

—

Brand recognition and authenticity. Our brand is readily recognized as a leader in our industry. We have and continue to develop authentic content for the LOHAS market, particularly in the categories of fitness/wellness, eco-living and responsible media. Our reputation and longevity in the LOHAS marketplace makes us the first choice for many consumers.

—

Unique vertical media content business model. We believe we have a competitive advantage with our unique media content business model, which is vertically integrated from content production through digital distribution. With our in-house studios, post production facility, and digital asset management distribution system, we can produce new content at a very low incremental cost.

—

Multi-channel distribution capabilities. Our products are accessible by our customers when, where and how ever they want them. Customers may purchase and receive our products from retail stores, the Internet, direct response television, catalogs, web subscriptions, or digital streaming. Our retail distribution currently reaches 65,000 doors in the United States. In an increasing number of retailer locations, we are pairing our media content with our other product offerings to create a unique display and merchandising opportunity for our brand, which we call a store within store. We currently have over 14,700 of these displays across the country, allowing the consumer to find a Gaiam “home” where they shop.

—

Market Share.  We maintain a leading market share in fitness media at retail, which reflects the popularity of our content with consumers and the quality of our strategic partnerships with key retailers. We currently have a 40% market share in fitness according to Nielsen VideoScan. As a result of this leading market position, we have been successful in becoming the category manager for fitness media in over 5,700 retail locations. This role uniquely positions Gaiam as a close partner with retailers and provides us the opportunity to manage the entire fitness category at these locations. Additionally, we are the 5th largest player in the non-theatrical market with a 7% market share according to Nielsen VideoScan.

—

Owned Content.  As media content distribution moves to a digital online model, the fact that we own all rights to the majority of our titles will permit us to offer them through any channel of distribution. We have over 10 million customers that have purchased directly from Gaiam that we can market digital content to as the online and mobile digital format becomes more mainstream.

—

Strong balance sheet. We had $28.8 million of cash, no debt, and an unused $15 million dollar line of credit at December 31, 2010. We believe that our financial strength differentiates us from our competitors, providing us with the ability to further acquire content or businesses that complement our business model and customer base.

Our Employees

As of February 4, 2011, we employed approximately 557 full-time and 17 part-time individuals. None of our employees are covered by a collective bargaining agreement.

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

Item 1A.  Risk factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks described below of which we are presently aware. Historical results are not necessarily an indication of the future results. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

Changes in general economic conditions could have a material impact on our business

Changes in overall economic conditions that impact consumer spending could impact our results of operations. Future economic conditions affecting disposable income such as inflation, employment levels, consumer confidence, credit availability, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products. If the economic conditions and performance of the retail and media environment worsen, we may experience material adverse impacts on our business, operating results and financial condition.

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

Our founder and chairman Jirka Rysavy controls us

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 668,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 76% of our voting stock and, thus, is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

The operating results of our solar energy business could adversely affect our operating results

The operating results of our 55%-owned subsidiary, Real Goods Solar, Inc. (“Real Goods”), are consolidated into our reported results from operations. To the extent that Real Goods reports a loss for any given period, this will adversely affect our operating results for that period. Real Goods reported a net income for its fiscal year ended December 31, 2010 of $1.2 million. Real Goods’ business is affected by general business factors, including prevailing economic conditions, competition, declining consumer credit market conditions, and similar factors. Real Goods’ business may also be affected by many factors that specifically affect the demand for solar energy systems and the solar energy industry, including the following:

—	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as changes in the price of oil and other fossil fuels;
—	availability of government subsidies and incentives to support the development of the solar energy industry;
—	cost-effectiveness, performance and reliability of solar energy systems compared with conventional and other non-solar renewable energy sources and products;
—	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated solar and biomass;
—	fluctuations in expenditures by purchasers of solar energy systems, which tend to decrease in slower economic environments and periods of rising interest rates;
—	deregulation of the electric power industry and the broader energy industry;
—	shortages in the supply of any of the components used for solar energy systems; and
—	changes in governmental regulations that affect the installation of solar energy systems, which may make installation more difficult, more expensive, or impracticable.

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

Product liability claims against us could result in adverse publicity and potentially significant monetary damages

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

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws such as the Sarbanes-Oxley Act of 2002. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Item 1B.  Unresolved staff comments

None.

Item 2.  Properties

Our principal executive offices are located in Louisville, Colorado. Our fulfillment center is located in the Cincinnati, Ohio area. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration

Louisville, CO	148,400 sq. ft.	Headquarters and studios	Owned

Cincinnati, OH	208,120 sq. ft.	Fulfillment center	June 2013

New York, NY	12,700 sq. ft.	Media office	March 2015

Hopland, CA	12 acres	Renewable energy demo site	Owned

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

Item 4.  Reserved

PART II

Item 5.  Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 7, 2011, we had 6,282 shareholders of record and 17,899,121 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the period indicated:

	High	Low	Close	Average Daily Volume
Fiscal 2010:
Fourth Quarter	$7.94	$6.25	$7.70	53,584
Third Quarter	$7.07	$5.30	$6.69	56,988
Second Quarter	$9.49	$6.00	$6.07	69,308
First Quarter	$9.06	$6.32	$8.30	42,431

Fiscal 2009:
Fourth Quarter	$8.24	$6.03	$7.69	49,191
Third Quarter	$7.04	$4.51	$6.98	57,511
Second Quarter	$6.87	$3.16	$5.47	127,698
First Quarter	$4.81	$2.38	$3.28	119,279

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

During 2010, we declared and paid out of additional paid-in capital both our 2010 and 2011 annual $0.15 per share cash dividend on our capital stock. We declared the early payment of our 2011 annual dividend in order to make tax benefits available to our shareholders.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,155,810	$5.89	2,571,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,155,810	$5.89	2,571,000

Stock Performance Graph

The Graph below shows, for the five years ended December 31, 2010, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2005 and also shows the relative stock performances of our Class A common stock commencing with Gaiam’s initial public offering on October 29, 1999 until December 31, 2005. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market (U.S. Companies) Index and (b) a media peer group, comprised of Martha Steward Living Omnimedia, Inc.; The Walt Disney Company; and Lions Gate Entertainment Corp. Although total return for the assumed investment reflects a reinvestment of all dividends on December 31st of the year in which such dividends are paid, no cash dividends were paid on our common stock until the two dividends we paid in 2010. Our Class A common stock is quoted by The NASDAQ Stock Market’s Global Market under the trading symbol GAIA.

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.  Selected financial data

We derived the selected consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 and consolidated balance sheet data as of December 31, 2010 and 2009 set forth below from our audited consolidated financial statements which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2007 and 2006 and consolidated balance sheet data as of December 31, 2008, 2007 and 2006 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006

Consolidated Statements of Operations Data:
Net revenues	$274,268	$278,473	$257,172	$262,943	$219,480
Cost of goods sold	138,438	134,370	107,927	94,565	79,150

Gross profit	135,830	144,103	149,245	168,378	140,330

Expenses:
Selling and operating	117,152	131,659	142,401	144,768	119,700
Corporate, general and administration	12,534	13,225	13,059	13,157	14,989
Other general income and expense	—	—	82,928	—	—

Total expenses	129,686	144,884	238,388	157,925	134,689

Income (loss) from operations	6,144	(781)	(89,143)	10,453	5,641

Gain from issuance of subsidiary stock	—	—	32,800	—	—
Interest and other income (expense)	1,291	(1,524)	1,216	4,148	3,905

Income (loss) before income taxes and noncontrolling interest	7,435	(2,305)	(55,127)	14,601	9,546

Income tax expense (benefit)	2,366	(2,088)	(7,542)	5,767	3,774

Net income (loss)	5,069	(217)	(47,585)	8,834	5,772
Net (income) loss attributable to noncontrolling interest	(794)	513	11,962	(310)	(128)

Net income (loss) attributable to Gaiam, Inc.	$4,275	$296	$(35,623)	$8,524	$5,644

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$0.18	$0.01	$(1.46)	$0.34	$0.23

Diluted	$0.18	$0.01	$(1.46)	$0.34	$0.23

Weighted-average shares outstanding:
Basic	23,226	23,306	24,452	24,962	24,349

Diluted	23,383	23,378	24,452	25,214	24,617

	As of December 31,
(in thousands)	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data:
Cash	$28,773	$48,325	$31,965	$66,258	$104,876
Working capital	95,006	94,910	95,780	106,815	140,147
Total assets	207,797	212,213	202,098	240,712	250,968
Total liabilities	38,671	44,322	33,452	34,251	26,700
Total equity	169,126	167,891	168,646	206,461	224,268

During 2007 through 2009, we used $53.9 million of cash to repurchase our common stock.

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

We offer our customers the ability to make purchasing decisions and find responsible content based on these values while providing quality offerings at a price comparable to mainstream alternatives. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, subscriptions, catalog, and through national retailers, digital partners and corporate accounts.

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

Our business segment sells directly to retailers, with our products available in approximately 65,000 retail doors in the United States. During 2010, this segment generated revenue of $97.2 million, down from $98.2 million during 2009, a decrease of 1.0%. During 2010, we expanded our store within store presentations, which include custom fixtures that we design, to over 14,700 locations. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to approximately 5,700 doors, up from 4,000 at the end of 2009.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and the LOHAS industry’s focus and future. During 2010, this segment generated revenues of $99.7 million, down from $115.9 million during 2009. This decrease reflects strategic reductions to our catalog circulation of 20% and reductions of television advertising for our direct response marketing programs.

Our solar segment offers residential and commercial solar energy integration services. On May 13, 2008, our solar energy integration business consummated an initial public offering and has since been managed as a separate segment. This business has grown its sales and expanded its market territories. During 2010, this segment generated revenues of $77.3 million, up from $64.3 million during 2009. We have and will continue to use the IPO proceeds to fund this segment’s working capital needs and general corporate purposes, which may include future acquisitions of businesses.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

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

Media Library

Our media library asset represents the fair value of the library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to direct-mail and online customers. We amortize the fair value of acquired or purchased media titles and content on a straight-line basis over succeeding periods on the basis of their estimated useful lives. We defer capitalized production costs for financial reporting purposes until the media is released and, then amortize these costs over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	50.5%	48.3%	42.0%

Gross profit	49.5%	51.7%	58.0%

Expenses:
Selling and operating	42.7%	47.3%	55.4%
Corporate, general and administration	4.6%	4.7%	5.1%
Other general income and expense	—%	—%	32.2%

Total expenses	47.3%	52.0%	92.7%

Income (loss) from operations	2.2%	-0.3%	-34.7%

Gain from issuance of subsidiary stock	—%	—%	12.8%
Interest and other income (expense)	0.5%	-0.5%	0.5%

Income (loss) before income taxes and noncontrolling interest	2.7%	-0.8%	-21.4%
Income tax expense (benefit)	0.8%	-0.7%	-2.9%
Net (income) loss attributable to noncontrolling interest	-0.3%	0.2%	4.6%

Net income (loss) attributable to Gaiam, Inc.	1.6%	0.1%	-13.9%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenue. Net revenue decreased $4.2 million, or 1.5%, to $274.3 million during 2010 from $278.5 million during 2009. Net revenue in our business segment decreased $1.0 million to $97.2 million during 2010 from $98.2 million during 2009, primarily reflecting a modest weakening in the consumer retail environment, retail store closings, and very high comparables in 2009 (as compared to 2008) when retailers re-stocked their inventories. Net revenue in our direct to consumer segment decreased $16.2 million to $99.7 million during 2010 from $115.9 million during 2009. This 14.0% decrease in the direct to consumer segment net revenue primarily reflects our decision to strategically reduce catalog circulation by 20%, reduce television advertising in our direct response marketing program and close unprofitable businesses. Net revenue to external customers in our solar segment increased $13.0 million to $77.3 million during 2010 from $64.3 million during 2009 due to organic growth.

Cost of goods sold. Cost of goods sold increased $4.1 million, or 3.0%, to $138.4 million during 2010 from $134.4 million during 2009. As a percentage of net revenue, cost of goods sold increased to 50.5% during 2010 from 48.3% during 2009. Cost of goods sold in our business segment decreased $0.9 million, or 1.8%, to $47.4 million during 2010 from $48.3 million during 2009 and, as a percentage of net revenue, decreased to 48.8% during 2010 from 49.2% during 2009, primarily reflecting a shift in sales mix to more media distribution and international licensing fee arrangements which do not have any associated cost of goods sold. Cost of goods sold in our direct to consumer segment decreased $2.5 million, or 6.6%, to $35.2 million during 2010 from $37.7 million during 2009 and, as a percentage of net revenue, increased to 35.3% during 2010 from 32.5% during 2009, primarily reflecting reduced revenues in our direct response marketing channel. Cost of goods sold in our solar segment increased $7.4 million, or 15.4%, to $55.8 million during 2010 from $48.4 million during 2009 and, as a percentage of net revenue, decreased to 72.2% during 2010 from 75.2% during 2009, primarily reflecting reduced installation component costs.

Selling and operating expenses. Selling and operating expenses decreased $14.5 million, or 11.0%, to $117.2 million during 2010 from $131.7 million during 2009 and, as a percentage of net revenue, decreased to 42.7% during 2010 from 47.3% during 2009. This decreased is primarily a result of reducing payroll and infrastructure costs, optimizing television advertising expenses and reducing catalog prospecting.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.7 million, or 5.2%, to $12.5 million during 2010 from $13.2 million during 2009 and, as a percentage of net revenue, decreased to 4.6% during 2010 from 4.7% during 2009, primarily as a result of reductions in payroll and related expenses.

Interest and other income (expense). Interest and other income (expense) increased $2.8 million to income of $1.3 million during 2010 from expense of $1.5 million during 2009. The increase is the result of a $1.0 million gain in 2010 from adjusting an equity investment to its estimated fair value upon attaining control and a loss on the disposition of an insignificant, unprofitable subsidiary of $1.8 million during 2009.

Income tax expense (benefit). Income tax expense (benefit) was an expense of $2.4 million during 2010 compared to a benefit of $2.1 million during 2009. Income tax expense during 2010 was favorably impacted by significant enhanced deduction charitable donations and other permanent differences and the income tax benefit during 2009 included a $1.6 million tax benefit related to the disposition of an insignificant, unprofitable business in our direct to consumer segment.

Net (income) loss attributable to noncontrolling interest. Net (income) loss attributable to noncontrolling interest was income of $0.8 during 2010 compared to a loss of $0.5 million during 2009 primarily as a result of improved earnings in our solar segment during 2010.

Net income attributable to Gaiam, Inc. As a result of the above factors, net income attributable to Gaiam, Inc. increased $4.0 million to $4.3 million from $0.3 million during 2009. Net income per share attributable to Gaiam, Inc. common shareholders improved to $0.18 per share during 2010 from $0.01 per share during 2009.

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

Cost of goods sold. Cost of goods sold increased $26.4 million, or 24.5%, to $134.4 million during 2009 from $107.9 million during 2008. As a percentage of net revenue, cost of goods sold increased to 48.3% during 2009 from 42.0% during 2008 primarily as a result of increased solar sales which carry a higher cost of goods sold. Cost of goods sold in our business segment increased $11.1 million, or 29.9%, to $48.3 million during 2009 from $37.2 million during 2008 and, as a percentage of net revenue, increased to 49.2% during 2009 from 41.8% during 2008, primarily reflecting the shift in sales mix towards third party media as a result of the expansion of our category management role and increased media accessory sales, which have higher cost of goods sold than our other products. Cost of goods sold in our direct to consumer segment decreased $4.9 million, or 11.4%, to $37.7 million during 2009 from $42.6 million during 2008 and, as a percentage of net revenue, decreased slightly to 32.5% during 2009 from 32.8% during 2008, primarily reflecting our decision to focus on proprietary products. Cost of goods sold in our solar segment increased $20.2 million, or 71.6%, to

$48.4 million during 2009 from $28.2 million during 2008 and, as a percentage of net revenue, increased to 75.2% during 2009 from 73.3% during 2008, primarily reflecting larger average installation sizes that traditionally have higher relative installation costs.

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

Non-GAAP Financial Measures

We utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing our financial results for the year ended December 31, 2008. We believe that these non-GAAP measures allowed for a better evaluation of the operating performance of our business and facilitated meaningful comparison of the results to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of our year ended December 31, 2008 GAAP net loss to our non-GAAP net loss is set forth below (unaudited, in millions):

For the Year Ended December 31, 2008

Net loss	$(35.6)

Exclusion of non-cash gain on issuance of Real Goods stock (net of taxes $12.7 million) (a)	(20.1)

Exclusion of non-cash impairment of goodwill and intangible assets (net of taxes of $17.8 million) (b)	53.7

Non-GAAP net loss	$(2.0)

A reconciliation of our year ended December 31, 2008 GAAP net loss per share to our non-GAAP net loss per share is set forth below (unaudited):

For the Year Ended December 31, 2008

Net loss per share - diluted	$(1.46)

Exclusion of non-cash gain per share on issuance of Real Goods stock (net of taxes of $12.7 million) (a)	(0.82)

Exclusion of non-cash impairment per share of goodwill and intangible assets (net of taxes of $17.8 million) (b)	2.20

Non-GAAP net loss per share - diluted	$(0.08)

Weighted average shares used in net loss per share calculations —diluted	24,452,000

(a)	Income taxes were computed based on our effective combined statutory tax rate of 38.7%.
(b)	Income taxes were computed based on our effective combined statutory tax rate of 38.7%, after excluding permanent tax differences of $25.6 million.

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited results of operations for each of the quarters in 2010 and 2009. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2010 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$62,183	$56,426	$72,328	$83,331
Gross profit	32,212	28,925	33,164	41,529
Income (loss) before income taxes and noncontrolling interests	(496)	(1,048)	2,131	6,848
Net income (loss)	(319)	(495)	1,330	4,553
Net income (loss) attributable to Gaiam, Inc.	(250)	(543)	852	4,216
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.01)	$(0.02)	$0.04	$0.18
Weighted average shares outstanding-diluted	23,140	23,243	23,352	23,440

	Year 2009 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$55,923	$60,475	$74,439	$87,636
Gross profit	30,986	31,446	35,811	45,860
Income (loss) before income taxes and noncontrolling interests	(6,152)	(2,115)	1,031	4,931
Net income (loss)	(3,903)	(1,277)	643	4,320
Net income (loss) attributable to Gaiam, Inc.	(3,090)	(1,009)	365	4,030
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.13)	$(0.04)	$0.02	$0.17
Weighted average shares outstanding-diluted	23,957	23,076	23,167	23,267

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

We have a revolving line of credit agreement with a financial institution with a current expiration date of October 2, 2011, which we anticipate renewing upon expiration. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At December 31, 2010, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$(4,952)	$28,134	$(20,414)
Investing activities	(8,701)	(9,036)	(43,858)
Financing activities	(5,930)	(2,735)	29,996
Effects of exchange rates on cash and cash equivalents	31	(3)	(17)

Net increase (decrease) in cash and cash equivalents	$(19,552)	$16,360	$(34,293)

Operating activities. Our operating activities used net cash of $5.0 million during 2010 and provided net cash of $28.1 million during 2009. Our net cash used by operating activities during 2010 was primarily attributable to decreased accounts payable and accrued liabilities of $6.7 million and increased inventory, accounts receivable, other assets, and deferred advertising costs of $5.5 million, $4.2 million, $2.4 million and $1.4 million, respectively, partially offset by noncash adjustments to net income of $10.1 million and net income of $5.1 million. The reduction in accounts payable primarily reflects payments for inventory purchases. Our net cash provided by operating activities during 2009 was primarily attributable to decreased inventory of $13.9 million, noncash adjustments to net loss of $9.3 million, increased accounts payable and accrued liabilities of $10.9 million and refunded income taxes of $8.3 million, partially offset by increased accounts receivable and other assets of $12.6 million and $1.3 million, respectively.

Investing activities. Our investing activities used net cash of $8.7 million and $9.0 million during 2010 and 2009, respectively. The net cash used in investing activities during 2010 was used primarily to acquire licensing rights for the Discovery Channel’s media catalog and other media content for $6.0 million and property and equipment to maintain normal operations for $2.7 million. The net cash used in investing activities during 2009 was used primarily for property and equipment acquisitions of $4.4 million, of which $2.2 million was required to maintain normal operations, for media productions of $3.1 million, and for a business acquisition earn-out of $1.5 million.

Financing activities. Our financing activities used net cash of $5.9 million and $2.7 million during 2010 and 2009, respectively. Our net cash used in financing activities during 2010 was the result of the payment of both our 2010 and 2011annual dividends during 2010, which totaled $7.0 million or $0.15 per share for each distribution, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $1.1 million. Our net cash used in financing activities during 2009 was used primarily to repurchase 932,000 shares of our Class A common stock.

On January 11, 2011, we renewed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the unissued portion of the 5,000,000 shares of our Class A common stock that we originally registered on November 8, 2007. During the year ended December 31, 2008, we issued 221,152 of these shares to acquire business ownership interests.

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

Contractual Obligations

We have commitments pursuant to operating lease obligations, but do not have any outstanding commitments pursuant to purchase agreements. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs

Operating lease obligations	$6,700	$2,031	$3,373	$1,296	$—

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

Item 7A.  Quantitative and qualitative disclosures about market risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions, the gains and losses from which historically have been immaterial. On July 1, 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to accounting risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of December 31, 2010.

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

Item 8.  Financial statements and supplementary data

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Gaiam, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule II for the years ended December 31, 2010, 2009 and 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaiam, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II for the years ended December 31, 2010, 2009 and 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gaiam, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO Criteria.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 11, 2011

Denver, Colorado

GAIAM, INC.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share data)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$28,773	$48,325
Accounts receivable, net	50,322	46,266
Inventory, less allowances	33,218	26,872
Deferred advertising costs	2,341	1,909
Receivable and deferred tax assets	8,803	10,179
Note receivable and other current assets	10,220	5,681

Total current assets	133,677	139,232

Property and equipment, net	27,861	28,217
Media library, net	15,596	12,354
Deferred tax assets, net	3,509	4,414
Goodwill	25,861	24,166
Other intangibles, net	813	652
Notes receivable and other assets	480	3,178

Total assets	$207,797	$212,213

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,837	$33,261
Accrued liabilities	10,834	11,061

Total current liabilities	38,671	44,322

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,898,921 and 17,721,212 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2010 and 2009	1	1
Additional paid-in capital	157,610	162,532
Accumulated other comprehensive income	114	85
Accumulated deficit	(5,704)	(9,979)

Total Gaiam, Inc. shareholders’ equity	152,023	152,641
Noncontrolling interest	17,103	15,250

Total equity	169,126	167,891

Total liabilities and equity	$207,797	$212,213

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of operations

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008

Net revenue	$274,268	$278,473	$257,172
Cost of goods sold	138,438	134,370	107,927

Gross profit	135,830	144,103	149,245

Expenses:
Selling and operating	117,152	131,659	142,401
Corporate, general and administration	12,534	13,225	13,059
Other general income and expense	—	—	82,928

Total expenses	129,686	144,884	238,388

Income (loss) from operations	6,144	(781)	(89,143)

Gain from issuance of subsidiary stock	—	—	32,800
Interest and other income (expense)	1,291	(1,524)	1,216

Income (loss) before income taxes and noncontrolling interest	7,435	(2,305)	(55,127)

Income tax expense (benefit)	2,366	(2,088)	(7,542)

Net income (loss)	5,069	(217)	(47,585)

Net (income) loss attributable to noncontrolling interest	(794)	513	11,962

Net income (loss) attributable to Gaiam, Inc.	$4,275	$296	$(35,623)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$0.18	$0.01	$(1.46)

Diluted	$0.18	$0.01	$(1.46)

Weighted average shares outstanding:
Basic	23,226	23,306	24,452

Diluted	23,383	23,378	24,452

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statement of changes in equity

	Total	Comprehensive Income (Loss)	Gaiam, Inc. Shareholders					Noncontrolling Interest
(in thousands, except shares)			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Amount	Common Stock Shares	Additional Paid-in Capital

Balance at December 31, 2007	$206,461	$—	$25,348	$991	$3	24,953,631	$174,046	$6,073

Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	7,965	—	—	—	—	359,855	7,965	—
Issuance of subsidiary common stock in conjunction with acquisitions and compensation	21,985	—	—	—	—	—	918	21,067
Repurchase of stock	(19,277)	—	—	—	—	(1,372,285)	(19,277)	—
Comprehensive loss:
Net loss	(47,585)	(47,585)	(35,623)	—	—	—	—	(11,962)
Foreign currency translation adjustment, net of reclassification and related tax benefit of $590	(903)	(903)	—	(903)	—	—	—	—

Comprehensive loss	(48,488)	(48,488)	—	—	—	—	—	—

Balance at December 31, 2008	168,646		(10,275)	88	3	23,941,201	163,652	15,178

Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	1,507	—	—	—	—	112,011	1,507	—
Issuance of subsidiary common stock in conjunction with acquisitions and compensation	962	—	—	—	—	—	183	779
Repurchase of stock	(2,810)	—	—	—	—	(932,000)	(2,810)	—
Subsidiary dividends to noncontrolling interests	(194)	—	—	—	—	—	—	(194)
Comprehensive loss:
Net income (loss)	(217)	(217)	296	—	—	—	—	(513)
Foreign currency translation	(3)	(3)	—	(3)	—	—	—	—

Comprehensive loss	(220)	(220)	—	—	—	—	—	—

Balance at December 31, 2009	167,891		(9,979)	85	3	23,121,212	162,532	15,250

Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	1,943	—	—	—	—	177,709	1,943	—
Issuance of subsidiary common stock in conjunction with compensation	358	—	—	—	—	—	176	182
Distribution of dividend	(6,966)	—	—	—	—	—	(6,966)	—
Adjustments due to business acquisitions	773	—	—	—	—	—	(75)	848
Comprehensive income:
Net income	5,069	5,069	4,275	—	—	—	—	794
Foreign currency translation, net of taxes of $25	58	58	—	29	—	—	—	29

Comprehensive income	5,127	$5,127	—	—	—	—	—	—

Balance at December 31, 2010	$169,126		$(5,704)	$114	$3	23,298,921	$157,610	$17,103

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2010	2009	2008
Operating activities:
Net income (loss)	$5,069	$(217)	$(47,585)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	3,089	3,255	3,110
Amortization	4,552	4,429	5,525
Share-based compensation expense	1,609	1,879	1,506
Net loss (gain) on investments and property	—	190	(579)
Gain on re-measurement of equity investment to estimated fair value prior to business combination	(977)	—	—
Deferred and stock option income tax expense (benefit)	1,857	(400)	(15,358)
Gain on issuance of subsidiary stock, net of tax	—	—	(20,138)
Impairment loss	—	—	80,021
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(4,151)	(12,588)	(922)
Inventory, net	(5,508)	13,910	(3,629)
Deferred advertising costs	(1,403)	(178)	(1,564)
Income tax receivable	(28)	8,260	(7,751)
Note receivable and other current assets	(2,374)	(1,339)	(5,240)
Accounts payable	(5,650)	6,757	(856)
Accrued liabilities	(1,037)	4,176	(6,954)

Net cash (used in) provided by operating activities	(4,952)	28,134	(20,414	)(a)

Investing activities:
Purchase of property, equipment and media rights	(8,701)	(7,536)	(28,585)
Purchase of acquisitions, investments, and note, net of cash acquired	—	(1,500)	(13,892)
Disposition of investments, net	—	—	(1,381)

Net cash used in investing activities	(8,701)	(9,036)	(43,858)

Financing activities:
Payment of dividends	(6,966)	(194)	—
Net proceeds from issuance of common stock and tax benefits from option exercises	1,036	269	1,556
Proceeds from Real Goods stock issuances, net	—	—	48,154
Repurchase of Class A common stock, including related costs	—	(2,810)	(18,411)
Net payments on acquired business’ line of credit	—	—	(1,303)

Net cash (used in) provided by financing activities	(5,930)	(2,735)	29,996

Effects of exchange rates on cash and cash equivalents	31	(3)	(17)

Net increase (decrease) in cash and cash equivalents	(19,552)	16,360	(34,293)
Cash and cash equivalents at beginning of year	48,325	31,965	66,258

Cash and cash equivalents at end of year	$28,773	$48,325	$31,965

Supplemental cash flow information:
Interest paid	$1	$57	$41
Income taxes paid	414	985	3,006
Liabilities assumed from acquisitions	647	—	10,624
Common stock issued for acquisitions	—	796	16,187

(a)	Cash used in 2008’s operating activities includes $19.0 million that is attributable to $8.4 million of income tax benefits that we were refunded in 2009 primarily as a result of the impairment of assets in 2008 and $10.6 million of liabilities assumed in business acquisitions which are shown in operating activities in accordance with GAAP. The remaining purchase price for these acquisitions is shown in investing activities.

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

2.  Significant Accounting Policies

No changes were made to our significant accounting policies during the year ended December 31, 2010, except that we adopted self-insurance accounting effective January 1, 2010, which did not have a material impact on our consolidated financial statements.

We have evaluated events subsequent to December 31, 2010 and concluded that no material event has occurred which either would impact the results reflected in this report or our results going forward.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts with financial institutions and highly liquid investments, which mature within three months of date of purchase. The fair value of the cash and cash equivalents approximates their carrying value due to their short maturities.

Concentration of Risk and Allowances for Doubtful Accounts

We have potential concentration of credit risk in our accounts receivable because two of our top customers, Target and Walmart, accounted for 35.5% of accounts receivable, net as of December 31, 2010. These customers are major retailers in the United States to which we made significant sales during the year-end holiday season.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. The allowance for doubtful accounts was $1.0 million and $1.6 million as of December 31, 2010 and 2009, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Product Returns

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. As of December 31, 2010 and 2009, we estimated obsolete or slow-moving inventory to be $1.2 million and $2.0 million, respectively.

Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of infomercials and catalogs. We defer such costs for financial reporting purposes until the catalogs and infomercials are distributed and advertised, and then we amortize these costs over succeeding periods on the basis of estimated direct relationship sales. We amortize our seasonal catalogs within six months. Forecasted sales are the principal factor we use in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $37.7 million, $44.8 million, and $48.2 million for the years ended December 31, 2010, 2009, and 2008, respectively, and we include these amounts in selling and operating expense.

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

Media Library

Our media library asset represents the estimated fair value of our library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and our direct customers. We have presented the media library net of accumulated amortization of approximately $24.8 million and $22.0 million at December 31, 2010 and 2009, respectively, which is being amortized over the estimated useful life of the titles, which range from five to fifteen years. Additionally, during 2011 we anticipate incurring approximately $7.9 million in royalties related to acquired and produced media content.

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

During 2010, capitalized production cost for released titles was approximately $3.8 million, and for those titles not yet released was approximately $2.3 million. Additionally, as of December 31, 2010, we estimate that approximately $3.4 million or 36% of the unamortized costs for released titles will be amortized during 2011, and approximately 82% of the unamortized costs for released titles will be amortized within the next three years. Accumulated amortization for produced media content at December 31, 2010 and 2009 was approximately $13.8 million and $12.1 million, respectively. Amortization expense for produced media content for the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $2.2 million and $2.1 million, respectively.

Our acquired media rights have $6.0 million of remaining unamortized costs as of December 31, 2010 that will be amortized on a straight-line basis over 12 to 84 months. Amortization expense for acquired and purchased media rights for the years ended December 31, 2010, 2009, and 2008 was $1.3 million, $0.9 million, and $3.1 million, respectively. Based upon the acquired media titles and rights at December 31, 2010, we expect the annual amortization expense for the next five years to approximate $1.2 million per annum.

Based on total media library costs at December 31, 2010 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, we expect the amortization expense for the next five years to be approximately $3.1 million per annum.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

We have allocated the entire goodwill balance of $25.9 million at December 31, 2010 to our three segments: direct to consumer, business and solar. The following table sets forth the changes in goodwill for the period December 31, 2008 through December 31, 2010 by segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Solar Segment	Total

Balance at December 31, 2008	$2,702	$20,478	$—	$23,180
Acquisitions	—	254	732	986

Balance at December 31, 2009	2,702	20,732	732	24,166
Acquisitions	—	1,695	—	1,695

Balance at December 31, 2010	$2,702	$22,427	$732	$25,861

The following table represents our other intangibles subject to amortization by major class as of December 31, 2010 and 2009.

	As of December 31,
(in thousands)	2010	2009

Customer related:
Gross carrying amount	$914	$515
Accumulated amortization	(265)	(139)

	$649	$376

Marketing related:
Gross carrying amount	$576	$552
Accumulated amortization	(412)	(276)

	$164	$276

The amortization periods range from 24 to 84 months. Amortization expense for the years ended December 31, 2010 and 2009 was $0.3 million and $0.2 million, respectively. Based on the December 31, 2010 balance of other intangibles, we estimate amortization expense to be $0.2 million each year for 2011 and 2012 and $0.1 million each year for 2013, 2014, and 2015.

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

Revenues

Revenue consists of sales of products, media licensing, and solar energy integration contract fees. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. We recognize revenue from solar energy integration fixed price contracts using either the completed contract or percentage-of-completion method, based on the energy size of the solar energy system installation project. We recognize revenue from solar energy system installations of less than 110 kilowatts when the installation is substantially complete, determined based on departure from the job site following completion of the installation or passing of building inspection, while we recognize revenue from solar energy system installations equal to or greater than 110 kilowatts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. We had two, six and two solar energy integration contracts accounted for under the percentage-of-completion method as of December 31, 2010, 2009 and 2008, respectively. We present revenues net of taxes collected from customers. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenues arising from the product sale. We include postage and handling costs, which were approximately $10.2 million for 2010, $12.9 million for 2009, and $13.1 million for 2008, in selling and operating expense along with other fulfillment costs.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 12, Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500, and during the year ended December 31, 2010, we made matching contributions of $0.2 million to the 401(k) plan.

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

Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common and common stock equivalent shares outstanding during the period. We excluded common equivalent shares of 416,000, 886,000 and 717,000 from the computation of diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders for 2010, 2009 and 2008, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders:

	For the Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008

Numerator for basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$4,275	$296	$(35,623)

Denominator:
Weighted average shares for basic net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,226	23,306	24,452

Effect of dilutive securities:
Weighted average of common stock and stock options	157	72	—

Denominators for diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,383	23,378	24,452

Net income (loss) per share attributable to Gaiam, Inc. common shareholders - basic	$0.18	$0.01	$(1.46)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders - diluted	$0.18	$0.01	$(1.46)

3. Notes Receivable and Other Current Assets

As of December 31, 2010, our notes receivable and other current assets includes prepaid royalties of $4.4 million and a $2.7 million note receivable that will mature and be collected in late 2011. The note receivable was previously reported in notes receivable and other assets.

4. Mergers and Acquisitions

On July 1, 2010, we increased our ownership interest in an existing equity investment and, as a result, recognized a gain, representing the investment’s estimated fair value immediately before acquiring control, of $1.0 million, which was reported in interest and other income on our consolidated condensed statements of operations for the year ended December 31, 2010. We used a combination of the income and market approaches to estimate the fair value of this equity investment immediately before increasing our ownership interest. For the income approach, we used historical unaudited financial statements, projected financial information and other records and documents. Selected publicly-traded companies were used to develop multiples for the market approach.

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

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

5. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2010	2009
Land	$8,674	$8,533
Buildings	16,083	16,055
Furniture, fixtures and equipment	6,528	6,182
Leasehold improvements	1,890	1,690
Website development costs and other software	8,653	7,674
Studios, computer and telephone equipment	8,253	8,007
Vehicles	1,458	905
Warehouse and distribution equipment	1,760	1,406

	53,299	50,452
Accumulated depreciation and amortization	(25,438)	(22,235)

	$27,861	$28,217

6. Other General Income and Expense

Other general income and expense on our consolidated statement of operations for the year ended December 31, 2008 was comprised of asset impairment losses of $80.0 million, and operating expenses related to the consummation of Real Goods’ initial public offering and guaranteed payments that we were obligated to make, but for which we will receive no benefit, including reduction of force costs, totaling $2.9 million. During 2008, as a result of changes in the retail business climate, we impaired $44.4 million of goodwill, $27.1 million of media libraries, $1.5 million of other intangibles, $2.2 million of property and equipment (primarily web site development), $1.5 million of deferred advertising costs, and $3.3 million of other related assets. The impairment of goodwill, resulting from the application of GAAP, was primarily driven by adverse financial market conditions that reduced our market capitalization below the net carrying value of our assets on our consolidated balance sheet as of December 31, 2008. The impairment took into account the deteriorating macro-economic environment, the reduced accessibility to the credit markets for customers, and the high degree of uncertainty about the eventual return to normalcy. These noncash, partially tax deductible impairments (mostly goodwill) reduced the carrying value of these assets on our consolidated balance sheet for our business, direct to consumer, and solar segments by $33.7 million, $19.1 million, and $27.2 million, respectively. We estimated the fair value of each impaired asset category using a traditional present value technique, relying upon various sources of information for our assumptions, such as estimated future sales, internal budgets and projections, and judgment about existing brand potential.

7. Commitments and Contingencies

Operating Leases

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from 1 to 10 years.

The following schedule represents the annual future minimum payments under these commitments, as of December 31, 2010:

(in thousands)	Operating
2011	$2,031
2012	1,880
2013	1,493
2014	1,042
2015	254

Total minimum lease payments	$6,700

We incurred rent expense of $2.6 million, $3.3 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Risks and Uncertainties

We are subject to risks and uncertainties in the normal course of our business, including legal proceedings; governmental regulation, such as the interpretation of tax and labor laws; and consumer sensitivity to changes in general economic conditions. We have accrued for probable and estimatable costs that may be incurred with respect to identified risks and uncertainties based upon the facts and circumstances currently available to us. Due to uncertainties in the estimating process, actual costs could vary from those accruals.

8. Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

(in thousands)	2010	2009
Accrued compensation	$4,798	$4,823
Accrued royalties	2,462	3,488
Accrued distribution fees	874	1,627
Other accrued liabilities	2,700	1,123

	$10,834	$11,061

9. Line of Credit

We have a revolving line of credit agreement with a financial institution with a current expiration date of October 2, 2011, which we anticipate renewing upon expiration. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At December 31, 2010, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

10. Income Taxes

Our provision for income tax expense (benefit) is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$113	$308	$(5,099)
State	71	156	122
International	224	—	—

	408	464	(4,977)

Deferred:
Federal	1,434	(2,308)	(1,321)
State	170	(244)	(1,048)
International	354	—	(196)

	1,958	(2,552)	(2,565)

	$2,366	$(2,088)	$(7,542)

Variations from the federal statutory rate are as follows:

(in thousands)	2010	2009	2008
Expected federal income tax expense (benefit) at statutory rate of 34%	$2,528	$(871)	$(18,743)
Effect of permanent enhanced charitable donation differences	(260)	—	—
Effect of permanent worthless stock and impairment differences	(114)	(967)	13,766
Effect of permanent other differences	49	177	(139)
Effect of changes in tax positions	—	(259)	—
State income tax expense (benefit), net of federal benefit	238	(139)	(2,165)
Federal tax credits	(16)	—	(315)
Other	(42)	(29)	(26)
Effect of differences between U.S. taxation and foreign taxation	(17)	—	80

Income tax expense (benefit)	$2,366	$(2,088)	$(7,542)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2010 and 2009 are as follows:

	December 31,
(in thousands)	2010	2009
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$368	$589
Inventory-related expense	893	1,150
Accrued liabilities	4,175	4,433
Charitable carryforward	251	—
Net operating loss carryforward	3,232	—
Dividend from affiliate	(37)	—
Worthless investment	—	2,610
Impairment of assets	—	1,517
Prepaid and deferred catalog costs	(204)	(270)
Other	(53)	—

Total current deferred tax assets	$8,625	$10,029

Non-current:
Depreciation and amortization	$(420)	$(958)
Section 181 qualified production expense	(3,639)	(3,219)
Net operating loss carryforward	11,983	12,562
Charitable carryforward	1,356	807
Gain from issuance of subsidiary stock	(11,941)	(11,755)
Gain from foreign business acquisition	(354)	—
Impairment of assets	6,800	7,450
Tax credits	735	716
Other	78	(139)

Total non-current deferred tax assets	4,598	5,464
Valuation allowance	(1,089)	(1,050)

Total non-current deferred tax assets, net of valuation allowance	3,509	4,414

Total net deferred tax assets	$12,134	$14,443

The sources of income (loss) before income taxes and noncontrolling interests are as follows:

(in thousands)	2010	2009	2008
Domestic	$6,094	$(2,563)	$(53,999)
International	1,341	258	(1,128)

	$7,435	$(2,305)	$(55,127)

Certain of our subsidiaries, namely those for which we own less than 80% of their shares and voting rights and/or are foreign entities, file tax returns separately from Gaiam’s consolidated tax group. At December 31, 2010, we had made a provision for U.S. federal and state income taxes on approximately $0.3 million of undistributed foreign earnings, which are not expected to remain outside of the U.S. indefinitely. Deferred tax liabilities have been established for future taxes on distribution of foreign earnings in the form of dividends or otherwise, in order to derive, for financial statement purposes, the U.S. income taxes (net of tax on foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.

At December 31, 2010, we had $1.4 million in tax effected state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2018. Additionally, we had $13.8 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, begin to expire in 2018. The Internal Revenue Code contains provisions that limit the net operating loss available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of net operating loss carryforwards from tax periods prior to the ownership changes. Certain of our net operating loss carryforwards as of December 31, 2010 are subject to annual limitations due to changes in ownership.

We have alternative minimum tax credit carryforwards that have no expiration dates, of approximately $480,000 that are available to offset future regular tax liabilities. We also have general business tax credit carryforwards for federal income tax purposes at December 31, 2010 of approximately $254,000 that are available to reduce future federal income taxes, if any, and expire through 2029.

We perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. As a result of this assessment, we concluded it was more likely than not that certain portions of our net operating loss carryforwards for which we established in 2009 a valuation allowance would be realizable and, therefore, we reversed $700,000 of that valuation allowance during 2010. Additionally, during 2010 we determined that it was more likely than not that a portion of our charitable carryforwards, which begin to expire in 2011, would not be realized and, therefore, we established a $740,000 valuation allowance against a portion of our charitable carryforwards deferred tax asset for the year ended December 31, 2010. The adjustments to our valuation allowances were the result of our analyses of the facts and circumstances, including evaluations of our net operating loss and charitable realization and an evaluation of our pre-tax income and losses for historical and future periods. We expect all other deferred tax assets at December 31, 2010 to be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities.

We realized $0.2 million in tax write-offs and $0.03 million in tax benefits recorded to additional paid-in capital as a result of the exercise of stock options for the years ended December 31, 2010 and 2009, respectively.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations. The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2005 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administration expenses, respectively.

11. Equity

During 2010, under our 2009 Long-Term Incentive Plan, we issued a total of 5,769 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered in 2010 and issued 171,940 of our Class A common shares upon exercise of options under our 2009 and 1999 Long-Term Incentive Plans. For the last four years, we have valued the shares issued to our independent directors at estimated fair value based on the closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

On March 8, 2010 and November 18, 2010, our board of directors declared out of additional paid-in capital our 2010 and 2011 annual cash dividends of $0.15 per share for distribution to our common shareholders of record on April 1, 2010 and December 15, 2010, respectively. As a result, additional paid-in capital on our condensed consolidated balance sheet at December 31, 2010 was decreased by $7.0 million.

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in its subsidiaries on Gaiam, Inc.’s equity:

	For the Year Ended December 31,
(in thousands, except share data)	2010	2009	2008

Net income (loss) attributable to Gaiam, Inc.	$4,275	$296	$(35,623)
Transfers from the noncontrolling interest:
Decrease in Gaiam, Inc.’s paid-in capital for the acquisition of Spiritual Cinema, Inc’s noncontrolling interest	(75)	—	—
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 21,040 Real Goods Class A common shares in conjunction with nonemployee director fees, and for employee share-based compensation	176	—	—
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 399,616 Real Goods Class A common shares in conjunction with nonemployee director fees and acquisitions, and for employee share-based compensation	—	183	—
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 2,389,976 Real Goods Class A common shares in conjunction with certain transactions related to Real Goods IPO, nonemployee director fees and acquisitions, and for employee share-based compensation	—	—	918

Change from the net income (loss) attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$4,376	$479	$(34,705)

As of December 31, 2010, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 2009 and 1999 Long-Term Incentive Plans:
Stock options outstanding	1,155,810

Total shares reserved for future issuance	6,555,810

Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common shares is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common shares and our Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Our chairman holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 668,682 shares of Class A common stock. Consequently, our chairman holds approximately 76% of our voting stock and, thus, is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

During 2009, we issued a total of 13,561 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered in 2009; issued 25,000 of our Class A common shares as contingent consideration for a business acquired in 2007 (see Note 4. Mergers and Acquisitions); issued 25,000 of our Class A common shares for consulting services; and issued 48,450 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan and our 2009 Long-Term Incentive Plan. The shares issued for the consulting services were valued at estimated fair value based on an approximate average of the closing price of our stock for the period beginning two days before and ending two days after the date that the terms of the consulting arrangement were agreed to by both parties.

Additionally, during 2009, we repurchased 932,000 of our Class A common shares for a total cost of $2.8 million. We recorded this repurchase of our shares in accordance with the cost method of accounting for treasury stock. Because we have not decided the ultimate disposition of the re-acquired shares, their cost is reflected in our consolidated balance sheet at December 31, 2009 as a $2.8 million reduction to additional paid-in capital. Also, our adventure travel business, which is 51.4% owned by us, paid its shareholders dividends from earnings totaling $0.4 million and, as a result, the noncontrolling interests on our consolidated balance sheet at December 31, 2009 was decreased by $0.2 million.

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

Real Goods

Our subsidiary, Real Goods Solar, Inc. (“Real Goods”), during 2010, issued under its 2008 Long-Term Incentive Plan 21,040 Class A common shares valued at $74,000 to compensate nonemployee board members for services rendered during 2010. As of December 31, 2010, we owned 54.6% of Real Goods. For the last four years, Real Goods has valued the shares issued to its independent directors at estimated fair value based on the closing price of Real Goods’ stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During 2009, Real Goods issued 36,112 shares valued at $0.1 million to compensate independent board members for services rendered during 2009 under their 2008 Long-Term Incentive Plan and issued 363,504 shares valued at $0.7 million as contingent consideration for a business acquired in 2008. Following these transactions, we owned 54.7% of Real Goods. The portion of our gain resulting from Real Goods issuing new shares, $0.1 million net of tax, is reflected in additional paid-in capital on our consolidated balance sheet at December 31, 2009.

During 2008, Real Goods completed an initial public offering of 5.5 million shares resulting in net proceeds of $48.2 million to Real Goods, issued 280,000 shares valued at $1.9 million to acquire a minority interest in one of its subsidiaries and issued 2,094,679 shares valued at $9.2 million as partial consideration to acquire 100% ownership of two businesses, issued an additional 15,297 shares valued at $94,000 to compensate nonemployee board members for services rendered, and made other non-stock related equity transactions, for a net gain of $33.7 million to us. Real Goods used a period beginning two days before and two days after the date that the terms of the acquisition were agreed to and announced in determining the estimated fair value of the securities issued. Following these transactions we owned 55.9% of Real Goods. The Real Goods shares were generally valued based upon the closing price of Real Goods’ Class A common stock, which ranged from $3.65 to $7.50 per share during the period from May 13, 2008 to December 31, 2008. The portion of our gain resulting from Real Goods selling new shares, $32.8 million, was reflected in gain from issuance of subsidiary stock on our consolidated statements of operations for the year ended December 31, 2008 and was tax affected. The remaining net gain resulting from other Real Goods non-stock related equity transactions, which consisted of the assumption by Real Goods’ minority interest shareholders of their respective portion of Real Goods’ tax sharing agreement obligation to us, the recognition of the contingent warrant consideration upon consummation of Real Goods’ IPO, and stock option share-based compensation expense, none of which were tax effected, were recorded as increases to additional paid-in capital on our consolidated balance sheet at December 31, 2008.

As part of additional consideration for acquisitions, Real Goods issued, during 2008 and 2007, seven-year warrants to purchase 70,000 shares of Real Goods’ Class A common stock at an exercise price of $3.20 per share.

12. Share-Based Compensation

During 2009, we adopted a new share-based incentive plan, the Gaiam, Inc. 2009 Long-Term Incentive Plan (the “Plan”). The purpose of the Plan is to advance our interests and those of our shareholders by providing incentives to certain persons who contribute significantly to our strategic and long-term performance objectives and growth. An aggregate of not more than 3 million of our Class A common shares, subject to certain adjustments, may be issued under the Plan, and the Plan terminates no later than April 23, 2019. The authority to grant new options under our 1999 Long-Term Incentive Plan expired on June 1, 2009. We have generally granted options under both of our incentive plans with an exercise price equal to the closing market price of our stock at the date of the grant and the options normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. We have recognized the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employee options and two years for Board members’ options. Grants have typically expired seven years from the date of grant.

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

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under our 2009 and 1999 Long-Term Incentive Plans for each of the years presented:

	2010	2009	2008

Expected volatility	60% - 62%	60% - 64%	52% - 60%
Weighted-average volatility	61%	62%	56%
Expected dividends	1.7% - 2.4%	0%	0%
Expected term (in years)	5.0 — 6.7	5.0 — 6.5	5.0 — 6.5
Risk-free rate	1.25% - 3.13%	1.25% - 2.38%	2.50% - 4.13%

The table below presents a summary of option activity under our 2009 and 1999 Long-Term Incentive Plans as of December 31, 2010, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,224,760	$5.35
Granted	229,000	7.41
Exercised	(171,940)	4.97
Forfeited or expired	(126,010)	4.65

Outstanding at December 31, 2010	1,155,810	$5.89	4.2	$2,354,489

Exercisable at December 31, 2010	555,010	$5.77	2.8	$1,307,704

On November 4, 2010, we extended the expiration date on 200,000 fully-vested options previously granted under our 1999 Long-Term Incentive Plan to our chief executive officer, which were scheduled to expire on November 20, 2010. This transaction was accounted for as a cancellation of the original options and a re-issuance under our 2009 Long-Term Incentive Plan of fully vested options that are immediately exercisable, with an expiration date of March 31, 2012. This resulted in an incremental share-based compensation cost of $93,000. During 2009, for options previously granted under our 1999 Long-Term Incentive Plan to 49 employees, we reset the exercise price to $5.00 per share. The options shall continue to vest over their remaining original vesting periods. These repricing modifications resulted in total incremental share-based compensation cost of approximately $212,000, recognizable over 2009 through 2013.

We issue new shares upon the exercise of options. We received $0.9 million and $0.2 million in cash from stock options exercised during 2010 and 2009, respectively. The weighted-average grant-date fair value of options granted during the years 2010, 2009, and 2008 was $3.42, $2.50, and $4.67, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $0.1 million each year and for 2008 was $0.6 million. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was and $1.1 million, $1.3 million, and $0.9 million, respectively.

Our share-based compensation cost charged against income was $1.6 million, $1.9 million, and $1.5 million during 2010, 2009, and 2008, respectively, and is shown in corporate, general and administration expenses. The total income tax benefit recognized for share-

based compensation was $0.6 million, $0.7 million, and $0.6 million for 2010, 2009, and 2008, respectively. As of December 31, 2010, there was $1.9 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under our 2009 and 1999 Long-Term Incentive Plans. We expect that cost to be recognized over a weighted-average period of 2.86 years.

During 2010, Real Goods granted 549,000 and cancelled 49,000 stock options under the Real Goods 2008 Long-Term Incentive Plan. The 2010 stock option grants commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ended December 31, 2010. For these performance based stock options, the attainment of the performance condition became probable during the third quarter of 2010 and, therefore, compensation expense for these grants was recorded.

In 2007, Real Goods’ predecessor granted stock options that Real Goods assumed on January 31, 2008 at an exercise price of $3.20 per share. The options assumed are for Real Goods Class A common stock and have a total cost of $0.5 million. These options vested 50% on May 13, 2008 when Real Goods’ initial public offering was consummated and this vested portion was recorded as an offering cost. The remaining options vest 2% each month after May 2008.

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

Financial information for our segments is as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Net revenue:
Direct to consumer	$99,706	$115,904	$129,832
Business	97,238	98,241	88,912
Solar	77,324	64,328	38,428

Consolidated net revenue	274,268	278,473	257,172
Contribution margin (loss):
Direct to consumer	(7,091)	(6,242)	(29,871	)(a)
Business	11,214	8,057	(28,277	)(a)
Solar	2,021	(2,596)	(30,995	)(a)

Consolidated contribution margin (loss)	6,144	(781)	(89,143)
Reconciliation of contribution margin (loss) to net income (loss) attributable to Gaiam, Inc.:
Gain from issuance of subsidiary stock	—	—	32,800
Interest and other income (expense)	1,291	(1,524)	1,216
Income tax expense (benefit)	2,366	(2,088)	(7,542)
Net (income) loss attributable to noncontrolling interest	(794)	513	11,962

Net income (loss) attributable to Gaiam, Inc.	$4,275	$296	$(35,623)

(a)	For the year ended December 31, 2008, the contribution margins for the direct to consumer, business and solar segments include asset impairment and related charges of $20.4 million, $35.3 million and $27.2 million, respectively. See Note 6, Other General Income and Expense.

The following is a reconciliation of reportable segments’ assets to our consolidated total assets. Other unallocated corporate amounts are comprised of cash, current and deferred income taxes, and property and equipment.

	As of December 31,
(in thousands)	2010	2009	2008
Total assets:
Direct to consumer	$23,604	$22,079	$29,746
Business	104,620	96,640	90,133
Solar	47,963	43,294	40,065
Other unallocated corporate amounts	31,610	50,200	42,154

	$207,797	$212,213	$202,098

Major Customer

Sales to our largest customer for 2010, 2009 and 2008 accounted for less than 13.0%, 11.7% and 8.9% of total revenue, respectively, during these periods and are reported in our business segment.

Geographic Information

We sell and distribute essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada, Mexico, Japan, Australia and the U.K., and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008
Revenue:
United States	$271,924	$274,951	$250,062
International	2,344	3,522	7,110

	$274,268	$278,473	$257,172

Long-Lived Assets:
United States	$43,611	$40,749	$39,855
International	718	493	555

	$44,329	$41,242	$40,410

	As of December 31,
(in thousands)	2010	2008	2008
Components of Long-Lived Assets (a):
Property and equipment, net	$27,861	$28,217	$27,381
Media Library, net	15,596	12,354	12,102
Other Intangibles, net	813	652	880
Notes receivable and other assets	59	19	47

	$44,329	$41,242	$40,410

(a)	Excludes other non-current assets (non-current deferred tax assets, net, goodwill, investments, notes receivable, and security deposits) of $29,791, $31,739, and $32,456 for 2010, 2009, and 2008, respectively.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	Year 2010 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$62,183	$56,426	$72,328	$83,331
Gross profit	32,212	28,925	33,164	41,529
Income (loss) before income taxes and noncontrolling interests	(496)	(1,048)	2,131	6,848
Net income (loss)	(319)	(495)	1,330	4,553
Net income (loss) attributable to Gaiam, Inc.	(250)	(543)	852	4,216
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.01)	$(0.02)	$0.04	$0.18
Weighted average shares outstanding-diluted	23,140	23,243	23,352	23,440

	Year 2009 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31

Net revenue	$55,923	$60,475	$74,439	$87,636
Gross profit	30,986	31,446	35,811	45,860
Income (loss) before income taxes and noncontrolling interests	(6,152)	(2,115)	1,031	4,931
Net income (loss)	(3,903)	(1,277)	643	4,320
Net income (loss) attributable to Gaiam, Inc.	(3,090)	(1,009)	365	4,030
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.13)	$(0.04)	$0.02	$0.17
Weighted average shares outstanding-diluted	23,957	23,076	23,167	23,267

GAIAM, INC.

Financial Statement Schedule II

Consolidated valuation and qualifying accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses (a)	Deductions	Balance at End of Year (a)

Allowance for Doubtful Accounts:
2010	$1,593	$175	$777	$991
2009	$2,704	$1,362	$2,473	$1,593
2008	$1,279	$2,592	$1,167	$2,704

Allowance for Product Returns:
2010	$6,209	$23,757	$25,646	$4,320
2009	$4,400	$23,451	$21,642	$6,209
2008	$6,759	$22,245	$24,604	$4,400

(a)	Includes reserves associated with acquired assets/companies.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal accounting officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2010, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The operating effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules.

Schedule II Consolidated Valuation and Qualifying Accounts.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s registration statement on Form S-1 (No. 333- 83283)).

3.2	Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s registration statement on Form S-1 (No. 333-83283).

10.1	Amended and Restated Credit Agreement dated July 29, 2005 between Gaiam, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).

10.2	First Amendment to Credit Agreement executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007).

10.3	Modification Agreement executed January 21, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated March 13, 2009).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated March 13, 2009).*

10.6	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s registration statement on Form S-4 (No. 333-50560).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

Exhibit No.	Description
10.9	Third Lease Amendment dated November 8, 2007 between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).

10.10	Fourth Lease Amendment dated October 7, 2009 between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

10.12	First Lease Amendment dated January 25, 2008 between Gaiam, Inc. and Dugan Realty L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).

10.13	Insurance and Stock Redemption Agreement dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.14	Form of Stock Option Agreement under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).*

10.15	Form of Stock Option Agreement under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).*

10.16	Second Amendment to Credit Agreement executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (filed herewith).

21.1	List of Gaiam Subsidiaries (filed herewith).

23.1	Consent letter from Ehrhardt Keefe Steiner & Hottman PC (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chairman March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chairman of the Board and Chairman	March 11, 2011

/s/ Lynn Powers Lynn Powers	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011

/s/ James Argyropoulos James Argyropoulos	Director	March 11, 2011

/s/ Barnet M. Feinblum Barnet M. Feinblum	Director	March 11, 2011

/s/ Barbara Mowry Barbara Mowry	Director	March 11, 2011

/s/ Paul H. Ray Paul H. Ray	Director	March 11, 2011

/s/ Stephen J. Thomas Stephen J. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011