Form 10-Q
period 2011-03-31
GAIAM, INC
filed 2011-05-10
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2011
Class A Common Stock ($.0001 par value)	17,909,272
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2011, the interim results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. These interim statements have not been audited. The balance sheet as of December 31, 2010 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2010.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$31,085	$28,773
Accounts receivable, net	35,554	50,322
Inventory, less allowances	30,133	33,218
Deferred advertising costs	2,797	2,341
Receivable and deferred tax assets	7,138	8,803
Note receivable and other current assets	10,987	10,220

Total current assets	117,694	133,677

Property and equipment, net	27,699	27,861
Media library, net	15,413	15,596
Deferred tax assets	5,911	3,509
Goodwill	25,861	25,861
Other intangibles, net	747	813
Other assets	462	480

Total assets	$193,787	$207,797

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,190	$27,837
Accrued liabilities	8,014	10,834

Total current liabilities	25,204	38,671

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,909,272 and 17,898,921 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2011 and December 31, 2010	1	1
Additional paid-in capital	157,950	157,610
Accumulated other comprehensive income	123	114
Accumulated deficit	(6,704)	(5,704)

Total Gaiam, Inc. shareholders’ equity	151,372	152,023
Noncontrolling interest	17,211	17,103

Total equity	168,583	169,126

Total liabilities and equity	$193,787	$207,797

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
	(unaudited)
Net revenue	$54,812	$62,183
Cost of goods sold	28,952	29,971

Gross profit	25,860	32,212

Expenses:
Selling and operating	24,383	29,784
Corporate, general and administration	3,032	2,991

Total expenses	27,415	32,775

Loss from operations	(1,555)	(563)

Interest and other income	46	67

Loss before income taxes and noncontrolling interest	(1,509)	(496)

Income tax benefit	(568)	(177)

Net loss	(941)	(319)

Net (income) loss attributable to noncontrolling interest	(59)	69

Net loss attributable to Gaiam, Inc.	$(1,000)	$(250)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.04)	$(0.01)

Diluted	$(0.04)	$(0.01)

Weighted-average shares outstanding:
Basic	23,301	23,140

Diluted	23,301	23,140

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2011	2010
	(unaudited)
Operating activities
Net loss	$(941)	$(319)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	730	776
Amortization	712	1,222
Share-based compensation expense	350	380
Deferred and stock option income tax benefit	(925)	(329)
Changes in operating assets and liabilities:
Accounts receivable, net	14,776	6,924
Inventory, net	3,100	3,447
Deferred advertising costs	(494)	(564)
Income taxes receivable	178	43
Other current assets	(752)	1,393
Accounts payable	(10,655)	(11,156)
Accrued liabilities	(2,836)	277

Net cash provided by operating activities	3,243	2,094

Investing activities
Purchase of property, equipment and media rights	(994)	(2,816)

Net cash used in investing activities	(994)	(2,816)

Financing activities
Net proceeds from issuance of common stock and tax benefits from option exercises	39	538

Net cash provided by financing activities	39	538

Effect of exchange rates on cash	24	—

Net change in cash	2,312	(184)
Cash at beginning of period	28,773	48,325

Cash at end of period	$31,085	$48,141

Supplemental cash flow information
Income taxes paid	$9	$171

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

No changes were made to our significant accounting policies during the three months ended March 31, 2011.

We have evaluated events subsequent to March 31, 2011 and concluded that no material event has occurred which would impact either the results reflected in this report or our results going forward.

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

During the first three months of 2011, we issued 2,651 of our Class A common shares under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2011 and issued 7,700 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan.

Our subsidiary, Real Goods Solar, Inc. (“Real Goods Solar”), issued 5,661 of its Class A common shares valued at $15 thousand to compensate independent board members for services rendered during the first quarter of 2011. As of March 31, 2011, we owned 54.6% of Real Goods Solar.

Gaiam and Real Goods Solar both valued the shares issued to their respective independent directors at estimated fair value based on the closing price of their respective stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

The following is a reconciliation from December 31, 2010 to March 31, 2011 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2010	$169,126	$—	$(5,704)	$114	$3	$157,610	$17,103
Issuance of Gaiam, Inc. common stock, including related taxes, and share-based compensation	303	—	—	—	—	303	—
Issuance of subsidiary common stock and share-based compensation	77	—	—	—	—	37	40
Comprehensive loss:
Net income (loss)	(941)	(941)	(1,000)	—	—	—	59
Foreign currency translation adjustment, net of taxes of $8	18	18	—	9	—	—	9

Comprehensive loss	(923)	$(923)	—	—	—	—	—

Balance at March 31, 2011	$168,583		$(6,704)	$123	$3	$157,950	$17,211

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods Solar on Gaiam, Inc.’s equity.

	Three Months Ended March 31,
(in thousands, except share data)	2011	2010
Net loss attributable to Gaiam, Inc.	$(1.000)	$(250)
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 5,661 and 4,693 Real Goods Solar Class A common shares for the three months ended March 31, 2011 and 2010, respectively, and for share-based compensation	37	33

Change from net loss attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(963)	$(217)

4.	Comprehensive Loss

Our comprehensive loss, net of related tax effects, was as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net loss	$(941)	$(319)
Other comprehensive income, foreign currency translation, net of related tax	18	—

Comprehensive loss	(923)	(319)

Comprehensive (income) loss attributed to the noncontrolling interest	(59)	69

Comprehensive loss attributable to Gaiam, Inc.	$(982)	$(250)

5.	Share-Based Payments

During the first quarter of 2011, we cancelled 6,300 stock options previously issued under our 1999 and 2009 Long-Term Incentive Plans. Total share-based compensation expense recognized was $0.4 million for each of the three months ended March 31, 2011 and 2010, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

Also during the first quarter of 2011, Real Goods Solar granted 34,000 new stock options and cancelled 13,000 stock options under the Real Goods Solar 2008 Long-Term Incentive Plan. The new stock options vest 2% per month over 50 months commencing in the eleventh month following the date of grant.

6.	Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 469,000 and 596,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended March 31, 2011 and 2010, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Numerator for basic and diluted net loss per share	$(1,000)	$(250)
Denominator:
Weighted average share for basic net loss per share	23,301	23,140
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—

Denominator for diluted net loss per share	23,301	23,140

Net loss per share attributable to Gaiam, Inc. common shareholders — basic	$(0.04)	$(0.01)

Net loss per share attributable to Gaiam, Inc. common shareholders — diluted	$(0.04)	$(0.01)

7.	Segment Information

We manage our business and aggregate our operational and financial information in accordance with three reportable segments. The direct to consumer segment contains direct response marketing program, catalog, Internet, and subscription community sales channels; the business segment comprises retailer, media, and corporate account channels; and the solar segment reflects solar energy businesses.

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net revenue:
Direct to consumer	$17,902	$24,610
Business	19,485	22,568
Solar	17,425	15,005

Consolidated net revenue	54,812	62,183

Contribution margin (loss):
Direct to consumer	(1,067)	(2,157)
Business	(554)	1,566
Solar	66	28

Consolidated contribution loss	(1,555)	(563)
Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other income	46	67
Income tax benefit	(568)	(177)
Net (income) loss attributable to noncontrolling interest	(59)	69

Net loss attributable to Gaiam, Inc.	$(1,000)	$(250)

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Our media brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the LOHAS market. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, subscriptions, catalogs, and through national retailers, digital partners and corporate accounts.

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

Our business segment sells directly to retailers, with our products available in approximately 64,000 retail doors in the United States. During the first quarter of 2011, this segment generated revenue of $19.5 million, down from $22.6 million during the first quarter of 2010, primarily attributable to low in-stock levels at our largest retail customer due to the retailer’s replenishment delays and reduced sales to Borders resulting from its reorganization. We have been working closely with our retail partner to correct the low in-stock issue and began to see improvements in mid-April. At the end of the first quarter of 2011, we had our store within store presentations, which include custom fixtures that we design, in over 14,600 locations. In 2008, we created a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to approximately 5,600 doors.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and on the LOHAS industry’s focus and future. During the first quarter of 2011, this segment generated revenues of $17.9 million, down from $24.6 million during the first quarter of 2010, primarily due to a $7.7 million sales decline resulting from our previously disclosed plans to lower our direct response television advertising spend, partially offset by positive comparables in our catalog and internet businesses.

Our solar segment offers residential and commercial solar energy integration services. On May 13, 2008, our solar energy integration business consummated an initial public offering and has since been managed as a separate segment. This business has grown its sales and expanded its market territories. During the first quarter of 2011, this segment generated revenues of $17.4 million, up from $15.0 million during the first quarter of 2010, due to organic growth, which has been primarily driven by an increase in marketing and sales initiatives. Real Goods Solar has and will continue to use its IPO proceeds to fund its working capital needs and general corporate purposes, which may include future acquisitions of businesses.

We believe our growth will be driven by media content, products, and services delivered to the consumer via Internet, retailers, licensing, electronic downloads and subscriptions. We have increased our focus on fitness media content creation and distribution, and media category management at retailers. Our licensing agreements have expanded our distribution within the non-theatrical media category.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net revenue	100.0%	100.0%
Cost of goods sold	52.8%	48.2%

Gross profit	47.2%	51.8%

Expenses:
Selling and operating	44.5%	47.9%
Corporate, general and administration	5.5%	4.8%

Total expenses	50.0%	52.7%

Loss from operations	-2.8%	-0.9%
Interest and other income	0.1%	0.1%
Income tax benefit	-1.0%	-0.3%
Net (income) loss attributable to noncontrolling interest	-0.1%	0.1%

Net loss attributable to Gaiam, Inc.	-1.8%	-0.4%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net revenue. Net revenue decreased $7.4 million, or 11.9%, to $54.8 million during the first quarter of 2011 from $62.2 million during the first quarter of 2010. Net revenue in our business segment decreased $3.1 million, or 13.7%, to $19.5 million during the first quarter of 2011 from $22.6 million during the first quarter of 2010, primarily due to low in-stock levels at our largest retail customer as a result of the retailer’s replenishment delays and reduced sales to Borders resulting from its reorganization. We have been working closely with our retail partner to correct the low in-stock issue and began to see improvements in mid-April. Net revenue in our direct to consumer segment decreased $6.7 million to $17.9 million during the first quarter of 2011 from $24.6 million during the first quarter of 2010, primarily attributable to a $7.7 million sales decline resulting from our previously disclosed plans to lower spending for direct response television advertising, partially offset by positive comparables in our catalog and internet businesses. Net revenue in our solar segment increased $2.4 million to $17.4 million during the first quarter of 2011 from $15.0 million during the first quarter of 2010, due to organic growth, which has been primarily driven by an increase in marketing and sales initiatives.

Cost of goods sold. Cost of goods sold decreased $1.0 million, or 3.4%, to $29.0 million during the first quarter of 2011 from $30.0 million during the first quarter of 2010. As a percentage of net revenue, cost of goods sold increased to 52.8% during the first quarter of 2011 from 48.2% during the first quarter of 2010. Cost of goods sold in our business segment decreased $1.5 million, or 13.0%, to $10.2 million during the first quarter of 2011 from $11.7 million during the first quarter of 2010 and, as a percentage of net revenue, increased slightly to 52.3% during the first quarter of 2011 from 51.9% during the first quarter of 2010, primarily due to a shift in product sales mix. Cost of goods sold in our direct to consumer segment decreased $0.9 million, or 12.6%, to $6.4 million during the first quarter of 2011 from $7.3 million during the first quarter of 2010 and, as a percentage of net revenue, increased to 35.6% during the first quarter of 2011 from 29.6% during the first quarter of 2010, primarily reflecting $7.7 million of reduced revenues in our lower cost of goods sold direct response television business, partially offset by increased revenues in our higher cost of goods sold catalog and internet businesses. Cost of goods sold in our solar segment increased $1.4 million, or 13.0%, to $12.4 million during the first quarter of 2011 from $11.0 million during the first quarter of 2010 and, as a percentage of net revenue, decreased to 71.1% during the first quarter of 2011 from 73.1% during the first quarter of 2010, primarily reflecting a shift towards lower cost of goods sold residential installations.

Selling and operating expenses. Selling and operating expenses decreased $5.4 million, or 18.1%, to $24.4 million during the first quarter of 2011 from $29.8 million during the first quarter of 2010. As a percentage of net revenue, selling and operating expenses decreased to 44.5% during the first quarter of 2011 from 47.9% during the first quarter of 2010. This decrease is primarily a result of reducing direct response television advertising to a level we view as more optimal, partially offset by additional costs to develop our GaiamTV and digital delivery strategies.

Corporate, general and administration expenses. Corporate, general and administration expenses remained at $3.0 million during first quarters of both 2011 and 2010. As of percentage of net revenue, corporate, general and administration expenses increased to 5.5% during the first quarter of 2011 from 4.8% during the first quarter of 2010 reflecting the fixed nature of these costs.

Net (income) loss attributable to noncontrolling interest. Net (income) loss attributable to noncontrolling interest was income of $59 thousand during the first quarter of 2011 compared to a loss of $69 thousand during the first quarter of 2010 primarily as a result of the improved earnings in our solar segment.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $1.0 million during the first quarter of 2011 compared to $0.3 million during the first quarter of 2010. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.04 per share during the first quarter of 2011 compared to $0.01 per share during the first quarter of 2010.

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

We have a revolving line of credit agreement with a financial institution with a current expiration date of October 2, 2011, which we anticipate renewing upon expiration. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At March 31, 2011, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$3,243	$2,094
Investing activities	(994)	(2,816)
Financing activities	39	538
Effects of exchange rates on cash	24	—

Net change in cash	$2,312	$(184)

Operating activities. Our operating activities provided net cash of $3.2 million and $2.1 million during the first quarters of 2011 and 2010, respectively. Our net cash provided by operating activities during the first quarter of 2011 was primarily attributable to decreased accounts receivable, inventory and income taxes receivable of $18.1 million and noncash adjustments of $0.9 million to our net loss, partially offset by decreased accounts payable and accrued liabilities of $13.5 million, increased other current assets and deferred advertising costs of $1.3 million, and a net loss of $0.9 million. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments. Our net cash provided by operating activities during the first quarter of 2010 was primarily attributable to decreased accounts receivable, inventory and other current assets of $11.8 million and noncash adjustments of $2.1 million to our net loss, partially offset by decreased accounts payable of $11.2 million and increased deferred advertising costs of $0.6 million.

Investing activities. Our investing activities used net cash of $1.0 million and $2.8 million during the first quarters of 2011 and 2010, respectively. The net cash used in investing activities during the first quarter of 2011 was used primarily to acquire property and equipment to maintain normal operations for $0.6 million and media content for $0.4 million. The net cash used in investing activities during the first quarter of 2010 was used primarily to acquire licensing rights for the Discovery Channel’s media catalog and other media content for $2.4 million, and property and equipment to maintain normal operations for $0.4 million.

Financing activities. Our financing activities provided net cash of $39 thousand and $0.5 million during the first quarters of 2011 and 2011, respectively, as a result of stock option exercise issuances and related tax benefits.

On January 11, 2011, we renewed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the unissued portion of the 5,000,000 shares of our Class A common stock that we originally registered on November 8, 2007. During the quarter ended March 31, 2011, no shares were issued under this shelf registration.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$6,826	$2,126	$3,470	$1,230	$—

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions, the gains and losses from which historically have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of March 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of March 31, 2011, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)
May 10, 2011

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer (principal executive officer)

By:	/s/ Stephen J. Thomas
Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)