Form 10-Q
period 2011-06-30
GAIAM, INC
filed 2011-08-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2011
Class A Common Stock ($.0001 par value)	17,918,936
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2011, the interim results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. These interim statements have not been audited. The balance sheet as of December 31, 2010 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2010. The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$37,667	$28,773
Restricted cash	847	—
Accounts receivable, net	31,651	50,322
Inventory, less allowances	36,184	33,218
Deferred advertising costs	2,880	2,341
Receivable and deferred tax assets	5,579	8,803
Note receivable and other current assets	15,916	10,220

Total current assets	130,724	133,677

Property and equipment, net	29,197	27,861
Media library, net	15,445	15,596
Deferred tax assets, net	14,281	3,509
Goodwill	45,158	25,861
Other intangibles, net	1,278	813
Other assets	545	480

Total assets	$236,628	$207,797

LIABILITIES AND EQUITY
Current liabilities:
Line of credit	$2,132	$—
Accounts payable	33,036	27,837
Accrued liabilities	9,835	10,834
Debt	2,599	—
Deferred revenue and other current liabilities	5,276	—

Total current liabilities	52,878	38,671

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,918,936 and 17,898,921 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2011 and December 31, 2010	1	1
Additional paid-in capital	159,854	157,610
Accumulated other comprehensive income	137	114
Accumulated deficit	(10,845)	(5,704)

Total Gaiam, Inc. shareholders’ equity	149,149	152,023
Noncontrolling interest	34,601	17,103

Total equity	183,750	169,126

Total liabilities and equity	$236,628	$207,797

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net revenue	$50,709	$56,426	$105,521	$118,609
Cost of goods sold	28,107	27,501	57,059	57,472

Gross profit	22,602	28,925	48,462	61,137

Expenses:
Selling and operating	24,906	27,001	49,289	56,785
Corporate, general and administration	2,860	3,044	5,892	6,035
Subsidiary’s acquisition-related costs	2,010	—	2,010	—

Total expenses	29,776	30,045	57,191	62,820

Loss from operations	(7,174)	(1,120)	(8,729)	(1,683)

Interest and other income	61	72	107	139

Loss before income taxes and noncontrolling interest	(7,113)	(1,048)	(8,622)	(1,544)

Income tax benefit	(2,135)	(553)	(2,703)	(730)

Net loss	(4,978)	(495)	(5,919)	(814)

Net (income) loss attributable to noncontrolling interest	837	(48)	778	21

Net loss attributable to Gaiam, Inc.	$(4,141)	$(543)	$(5,141)	$(793)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.18)	$(0.02)	$(0.22)	$(0.03)

Diluted	$(0.18)	$(0.02)	$(0.22)	$(0.03)

Weighted-average shares outstanding:
Basic	23,314	23,243	23,307	23,192

Diluted	23,314	23,243	23,307	23,192

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2011	2010
	(unaudited)
Operating activities
Net loss	$(5,919)	$(814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,450	1,554
Amortization	1,357	2,104
Share-based compensation expense	686	742
Deferred and stock option income tax benefit	(3,091)	(948)
Changes in operating assets and liabilities, net of effects from an acquisition:
Accounts receivable, net	23,195	11,202
Inventory, net	2,083	2,040
Deferred advertising costs	(650)	(1,492)
Other current assets	(5,605)	679
Accounts payable	(5,906)	(8,522)
Accrued liabilities	(3,766)	(4,750)
Deferred revenue and other current liabilities	2,056	—

Net cash provided by operating activities	5,890	1,795

Investing activities
Purchase of property, equipment and media rights	(2,319)	(4,395)
Cash from acquired business	3,416	—
Collection of note receivable	2,700	—
Change in restricted cash	56	—

Net cash provided by (used in) investing activities	3,853	(4,395)

Financing activities
Principal payments on revolving line of credit, net	(987)	—
Principal payments on debt, net	(9)	—
Net proceeds from issuance of common stock and tax benefits from option exercises	77	788
Payment of dividends	—	(3,478)

Net cash used in financing activities	(919)	(2,690)

Effect of exchange rates on cash	70	—

Net change in cash	8,894	(5,290)
Cash at beginning of period	28,773	48,325

Cash at end of period	$37,667	$43,035

Supplemental cash flow information
Interest paid	$10	$1
Income taxes paid	$256	$185

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

We have evaluated events subsequent to June 30, 2011 and concluded that no material event has occurred other than that disclosed below which would impact either the results reflected in this report or our results going forward.

No changes were made to our significant accounting policies during the three and six months ended June 30, 2011, except for the following:

Revenue Recognition

As a result of a recent business acquisition (see Note 3. Mergers and Acquisitions), we are slightly modifying our method of applying revenue recognition for fixed price contracts in that we will recognize revenue from energy system installations of less than 100 kilowatts when the installation is substantially complete and recognize revenue from energy installations greater than 100 kilowatts on a percentage-of-completion basis. The rest of our revenue recognition policy remains the same. This change in accounting principle was applied retrospectively, and did not have and is not expected to have in the future a material impact on our financial results.

Restricted Cash

Restricted cash represents amounts reserved under our solar segment’s outstanding surety bonds.

3. Mergers and Acquisitions

Our subsidiary, Real Goods Solar, Inc. (“Real Goods Solar”), obtained financial control, through an Agreement and Plan of Merger (the “Merger”), of 100% of the voting equity interests of Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables, Inc. (“Alteris”) on June 21, 2011 (the “acquisition date”). Alteris sells, designs, installs, and supports renewable energy systems, primarily solar, for both residential and commercial customers. Alteris has more than a dozen offices across seven states.

Real Goods Solar’s board of directors and the manager of Alteris have each approved the Merger, which is subject to approval by Real Goods Solar’s shareholders, with respect to which Real Goods Solar intends to distribute an information statement as soon as practicable. We, as the holder of the majority of Real Goods Solar’s equity, have agreed to execute a written consent to approve the Merger following distribution of the information statement. Additionally, in conjunction with the Merger and in alignment with our previous plans, we have agreed to convert our holdings of Real Goods Solar Class B common shares (which have 10 votes per share) to Class A common shares (which have one vote per share) on or before December 31, 2011. Upon this conversion, we will no longer control Real Goods Solar and, thus, will deconsolidate Real Goods Solar and account for our investment in Real Goods Solar under the equity method.

The total consideration to be transferred is estimated to be approximately $21.7 million and is expected to be comprised of 8.7 million shares, or $21.6 million worth, of Real Goods Solar’s Class A common stock and $0.1 million worth of Real Goods Solar replacement share-based payment awards attributable to services rendered prior to the acquisition date. Of this amount, 0.7 million shares will be issued based on Alteris’ recent completion of a financing arrangement for commercial installation jobs, which we estimated, as of the acquisition date, would be completed. The consideration excludes $2.0 million of costs that are reported as subsidiary’s acquisition-related costs in our condensed consolidated statements of operations for the three and six months ended June 30, 2011. In addition, the transaction has remaining contingent equity consideration of 2.0 million shares of Real Goods Solar’s Class A common stock, which is contingent upon Alteris’ achievement of certain pre-tax income and cash flow performance targets for 2011, which we have estimated will not be met. The fair value of the consideration shares to be issued upon closing of the transactions and those contingently issuable was based on the closing price of Real Goods Solar’s Class A common stock on the acquisition date.

Real Goods Solar acquired Alteris, with its premier commercial customer experience, array of financing solutions, and strong in-house engineering expertise, to create a leading renewable energy provider with a strong presence on both coasts. Real Goods Solar plans to capitalize on Alteris’ east coast presence and realize synergies from this acquisition by leveraging its existing infrastructure as well as by taking advantage of Alteris’ expertise with commercial installations. These strategic benefits expected to be received largely contributed to the preliminary goodwill resulting from the acquisition.

Real Goods Solar is awaiting additional information to finalize its valuation of intangible assets, thus, the allocation of the consideration to be transferred is subject to refinement. Real Goods Solar has provided a provisional amount of $0.6 million for customer-related intangibles (20 month weighted-average useful life). Goodwill is not expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of Alteris’ net assets acquired at the acquisition date.

(in thousands)	June 21, 2011
Cash	$3,416
Restricted cash	902
Accounts receivable	4,511
Inventory	5,008
Deferred costs on uncompleted contracts	1,609
Other current assets	2,194
Property and equipment	1,427
Deferred tax asset	4,416
Goodwill	19,297
Other intangibles	600

Total assets	43,380

Line of credit	(3,119)
Accounts payable and accrued liabilities	(11,681)
Debt	(2,608)
Billings in excess of costs on uncompleted contracts	(2,062)
Deferred revenue and other current liabilities	(2,239)

Net assets acquired	$21,671

We included results of operations from Alteris in our consolidated financial statements from the acquisition date. Consequentially, $1.1 million and $0.2 million of Alteris post-acquisition date revenue and net loss, respectively, are included in our condensed consolidated statement of operations for the three and six months ended June 30, 2011.

As a result of the timing of the acquisition of Alteris by Real Goods Solar, we have not had sufficient time to finalize the purchase price allocation or assemble the pro forma information related to the acquisition. We expect to provide pro forma information related to Real Goods Solar’s acquisition of Alteris in our future quarterly and annual filings.

4. Revolving Line of Credit

Real Goods Solar’s recently consolidated subsidiary, Alteris, has a revolving line of credit agreement which provides for advances not to exceed $7.0 million. The agreement contains a change of control provision that requires Real Goods Solar to pay any outstanding borrowings at the consummation of the Merger with Alteris. Real Goods Solar will fund this required payment with a new line of credit and/or with cash on hand. All borrowings are collateralized by a security interest in substantially all assets of Alteris and bear interest at the bank’s prime rate plus 1.75% (total interest rate of 5.75% at June 30, 2011). The line of credit facility will mature on November 30, 2011. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. Alteris may reserve up to $500,000 for stand-by letters of credit under the line of credit. As of June 30, 2011, there were no outstanding stand-by letters of credit under this facility.

5. Debt

Most of the following debt and subordinated debt, along with any unpaid accrued interest, have change of control provisions that require Real Goods Solar to pay the debt upon the consummation of its acquisition of Alteris (see Note 3. Mergers and Acquisitions). Real Goods Solar intends to pay the remaining debt within the next twelve months. Real Goods Solar will fund the payment of this debt with a new line of credit and/or with cash on hand.

The debt, all of which relates to Alteris, consisted of the following at June 30, 2011:

(in thousands, except installment amounts and interest rates)	June 30, 2011
Note payable to the Business Development Company of Rhode Island in 24 monthly installments of $20,833, including interest at 5.5% through March 2012. The note is secured by property and equipment of Alteris	$188
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $23,083, including interest ranging from 0% to 11.3%. The notes are secured by Alteris’ vehicles and equipment.	519

Total – all expected to be paid within the next twelve months	$707

Maturities of debt for each of the periods ended December 31st are as follows:

(in thousands)	Periods Ending December 31,
2011	$307
2012	198
2013	133
2014	67
2015	2

$707

The notes are subject to both positive and negative restrictions and covenants, which include maintaining certain debt service and adjusted leverage ratios.

Alteris’ subordinated debt consisted of the following at June 30, 2011:

(in thousands, except installment and unamortized discount amounts and interest rates)	June 30, 2011
Notes payable to the former owners of Solar Works, Inc., to be paid on a date which will be mutually agreed to by both parties. The notes contain a provision whereby interest will continue to accrue at a rate increasing by 2% annually. The interest rate was 10% at June 30, 2011	$1,681
Non-interest bearing notes payable to the former owners of Renewable Power Systems, LLC (imputed interest of 5.5%), due in three annual installments of $222,222 beginning on January 1, 2010, less unamortized discount of $11,875	211

Total – all excepted to be paid within the next twelve months	$1,892

Accrued interest of $0.4 million related to these subordinated debt agreements is included in accrued liabilities on our condensed consolidated balance sheet at June 30, 2011.

6. Equity

During the six months ended June 30, 2011, we issued 4,815 of our Class A common shares under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2011 and issued 15,200 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan.

The following is a reconciliation from December 31, 2010 to June 30, 2011 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2010	$169,126	$—	$(5,704)	$114	$3	$157,610	$17,103
Issuance of Gaiam, Inc. common stock, including related taxes, and share-based compensation	587	—	—	—	—	587	—
Issuance of subsidiary common stock and share-based compensation	230	—	—	—	—	110	120
Subsidiary’s equity consideration in conjunction with an acquisition	20,750	—	—	—	—	1,672	19,078
Subsidiary’s repurchase of stock	(1,070)	—	—	—	—	(125)	(945)
Comprehensive loss:
Net loss	(5,919)	(5,919)	(5,141)	—	—	—	(778)
Foreign currency translation adjustment, net of taxes of $16	46	46	—	23	—	—	23

Comprehensive loss	(5,873)	$(5,873)	—	—	—	—	—

Balance at June 30, 2011	$183,750		$(10,845)	$137	$3	$159,854	$34,601

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods on Gaiam, Inc.’s equity.

	Six Months Ended June 30,
(in thousands, except share data)	2011	2010
Net loss attributable to Gaiam, Inc.	$(5,141)	$(793)
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 23,190 and 15,749 Real Goods Solar Class A common shares for the six months ended June 30, 2011 and 2010, respectively, and for share-based compensation	110	68
Increase in Gaiam, Inc.’s paid-in capital for Real Goods Solar’s equity consideration in conjunction with its acquisition of Alteris	1,672	—
Decrease in Gaiam, Inc.’s paid-in capital for Real Goods Solar’s repurchase of 379,400 of its Class A common shares	(125)	—

Change from net loss attributable to Gaiam, Inc. and transfers (to) from the noncontrolling interest	$(3,484)	$(725)

Real Goods Solar

Real Goods Solar, during the six months ended June 30, 2011, issued 23,190 of its Class A common shares valued at $63 thousand to compensate independent board members for services rendered during 2011.

On June 30, 2011, Real Goods Solar repurchased 379,400 of its Class A common shares in a negotiated transaction for a total cost of $1.1 million. Real Goods Solar recorded this repurchase of its shares in accordance with the cost method of accounting for treasury stock. Real Goods Solar has not yet decided the ultimate disposition of the re-acquired shares.

Following these transactions, we owned 55.7% of Real Goods Solar’s shares and 78.7% of Real Goods Solar’s equity voting rights. Upon consummation of Real Goods Solar’s acquisition of Alteris, we will own approximately 38% of Real Goods Solar’s shares and 64% of Real Goods Solar’s equity voting rights. We have agreed to eliminate our super voting rights in Real Goods Solar on or before December 31, 2011.

Gaiam and Real Goods Solar both valued the shares issued to their respective independent directors at estimated fair value based on the closing price of their respective stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

7. Comprehensive Loss

Our comprehensive loss, net of related tax effects, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(4,978)	$(495)	$(5,919)	$(814)
Other comprehensive income, foreign currency translation adjustment, net of related tax	28	—	46	—

Comprehensive loss	(4,950)	(495)	(5,873)	(814)

Comprehensive (income) loss attributable to the noncontrolling interest	837	(48)	778	21

Comprehensive loss attributable to Gaiam, Inc.	$(4,113)	$(543)	$(5,095)	$(793)

8. Share-Based Payments

During the first half of 2011, we granted 200,000 stock options to our chief executive officer and 20,000 stock options to our non-employee board members under our 2009 Long-Term Incentive Plan and cancelled 53,100 stock options previously issued under our 1999 Long-Term Incentive Plan. Total share-based compensation expense was $0.3 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million for each of the six months ended June 30, 2011 and 2010, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

Also during the first half of 2011, Real Goods Solar granted 334,000 stock options, of which 300,000 were granted to Real Goods Solar’s new chief executive officer, and cancelled 60,400 stock options under the Real Goods Solar 2008 Long-Term Incentive Plan. The new stock options vest 2% per month over 50 months commencing in the eleventh month following the date of grant. Additionally, during the second quarter of 2011, Real Goods Solar granted 3,000 restricted stock awards to each of its three non-employee board members serving at that time and granted 205,000 restricted stock awards to its new chief executive officer. The awards are restricted in that the board member awards vest 50% on each of the next two annual anniversaries of the grant date and the CEO awards vest at 2% per month for 50 months commencing on the first day of the eleventh month after date of grant.

As a result of Real Goods Solar’s acquisition of Alteris (see Note 3. Mergers and Acquisitions), upon consummation of the Merger, options for Alteris membership units will be replaced with equal in fair value options to purchase Real Goods Solar stock. Under the terms of the Merger, up to 620,000 replacement options may be issued in this regard.

9. Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 876,000 and 447,000 for the three months ended June 30, 2011 and 2010, respectively, and 749,000 and 554,000 for the six months ended June 30, 2011 and 2010, respectively, from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator for basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(4,141)	$(543)	$(5,141)	$(793)
Denominator:
Weighted average shares for basic net loss per share attributable to Gaiam, Inc. common shareholders	23,314	23,243	23,307	23,192
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—	—	—

Denominators for diluted net loss per share attributable to Gaiam, Inc. common shareholders	23,314	23,243	23,307	23,192

Net loss per share attributable to Gaiam, Inc. common shareholders - basic	$(0.18)	$(0.02)	$(0.22)	$(0.03)

Net loss per share attributable to Gaiam, Inc. common shareholders — diluted	$(0.18)	$(0.02)	$(0.22)	$(0.03)

10. Segment Information

We manage our business and aggregate our operational and financial information in accordance with three reportable segments. The direct to consumer segment contains direct response marketing programs, catalogs, Internet, subscription community and retail store sales channels; the business segment comprises retailers, media and corporate account channels; and the solar segment reflects solar energy businesses.

Although we are able to track revenues by sales channel, the management, allocation of resources, and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net revenue:
Direct to consumer	$16,206	$21,008	$34,108	$45,618
Business	14,549	17,887	34,034	40,455
Solar	19,954	17,531	37,379	32,536

Consolidated net revenue	50,709	56,426	105,521	118,609

Contribution margin (loss):
Direct to consumer	(2,076)	(2,095)	(3,143)	(4,252)
Business	(3,224)	553	(3,778)	2,119
Solar	(1,874)	422	(1,808)	450

Consolidated contribution loss	(7,174)	(1,120)	(8,729)	(1,683)

Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other income	61	72	107	139
Income tax benefit	(2,135)	(553)	(2,703)	(730)
Net (income) loss attributable to noncontrolling interest	837	(48)	778	21

Net loss attributable to Gaiam, Inc.	$(4,141)	$(543)	$(5,141)	$(793)

Our solar segment’s total assets at June 30, 2011 changed materially from December 31, 2010 as a result of its acquisition of Alteris. (See Note 3. Mergers and Acquisitions).

11. Income Taxes

Our income tax benefit for the three and six months ended June 30, 2011 was reduced by certain nondeductible acquisition-related costs for Real Goods Solar’s acquisition of Alteris that for tax purposes are capitalized into the basis of the stock investment.

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

Overview and Outlook

We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, and responsible media. We offer our customers the ability to make purchasing decisions and find responsible content based on these values by providing quality offerings at a price comparable to mainstream alternatives.

Our media brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the LOHAS market. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, subscriptions, and catalogs, and through national retailers, digital partners and corporate accounts. Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. We market our products and services across three segments: business, direct to consumer, and solar. We distribute the majority of our products in our business and direct to consumer segments from our fulfillment center or drop-ship products directly to customers. We also utilize a third party replication and fulfillment center for media distribution in our business segment.

Our business segment sells directly to retailers, with our products available in approximately 62,000 retail doors in the United States. During the second quarter of 2011, our store within store presentations, which include custom fixtures that we design, were in over 14,400 locations worldwide. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to approximately 5,600 doors, up from 4,600 at the end of the second quarter of 2010.

In our business segment, during the second quarter we experienced events that not only reduced revenues, but also increased expenses. We continued to have low in-stock levels at our largest retail customer, which were not completely resolved until late May. In July, we ended an ineffective and costly third party fulfillment program for WalMart’s entertainment section and returned to a more profitable direct relationship. Lastly, our sales were reduced by the absence of Borders, who entered into bankruptcy liquidation during the quarter. Recently, we were selected as one of the two consolidation partners for Target’s entertainment section, which makes us the only non-studio supplier with the ability to bring media directly to both Target and Wal-Mart.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and the LOHAS industry’s focus and future. During the second quarter of 2011 we launched a retail store strategy which we are continuing to explore.

During the second quarter, our direct to consumer segment had lower revenues resulting from our previously disclosed plans to reduce the direct response television business’ advertising spend in order to reposition the business to focus on our brands. We also continued to invest in the development of our digital delivery strategies, including GaiamTV, and incurred start-up costs related to the launch of a test retail store. By the end of the second quarter, we had completed the repositioning of our direct response television business to focus more on Gaiam brands and products and prepared our digital subscription business, GaiamTV, for launch within the next month.

Our solar segment, comprised of Real Goods Solar, Inc., a publicly-trade business (NASDAQ: RSOL), offers residential and small commercial solar energy integration services. On June 21st, Real Goods Solar entered into a Merger with Alteris. Alteris sells, designs, installs, and supports renewable energy systems for solar and wind in the Northeast. By combining Real Goods Solar’s consumer brand with Alteris’ customer base, financing solutions and east coast presence, Real Goods Solar is now well poised to capitalize on strong solar installation growth opportunities on both coasts. The merger is subject to approval by Real Goods Solar’s shareholders and we, as the holder of the majority of Real Goods Solar’s equity, intend to vote in favor of the merger. Upon formal shareholder approval of the Merger, Real Goods Solar will issue 8.7 million of its unregistered Class A common shares (subject to potential increase from earn-out adjustment) to acquire all the equity in Alteris. The acquisition, coupled with our agreement to effectively give up our super voting rights, will results in our deconsolidation of Real Goods Solar by the end of the year. Related to this acquisition we recognized a balance sheet gain of $2.6 million, recorded in additional paid-in capital, and included in our consolidated results for the second quarter of 2011 $2.0 million of Real Goods Solar’s merger transaction expenses. Real Goods Solar has and will continue to use its IPO proceeds to fund its working capital needs and general corporate purposes, which may include future acquisitions of businesses.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.4%	48.7%	54.1%	48.4%

Gross profit	44.6%	51.3%	45.9%	51.6%

Expenses:
Selling and operating	49.1%	47.9%	46.7%	47.9%
Corporate, general and administration	5.6%	5.4%	5.6%	5.1%
Subsidiary’s acquisition-related costs	4.0%	0.0%	1.9%	0.0%

Total expenses	58.7%	53.3%	54.2%	53.0%

Loss from operations	(14.1)%	(2.0)%	(8.3)%	(1.4)%

Interest and other income	0.1%	0.1%	0.1%	0.1%
Income tax benefit	(4.2)%	(1.0)%	(2.6)%	(0.6)%
Net (income) loss attributable to noncontrolling interest	1.6%	(0.1)%	0.7%	0.0%

Net loss attributable to Gaiam, Inc.	(8.2)%	(1.0)%	(4.9)%	(0.7)%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net revenue. Net revenue decreased $5.7 million, or 10.1%, to $50.7 million during the second quarter of 2011 from $56.4 million during the second quarter of 2010. Net revenue in our business segment decreased $3.3 million, or 18.7%, to $14.6 million during the second quarter of 2011 from $17.9 million during the second quarter of 2010, primarily due to low in-stock levels at our largest retail customer which were not fully resolved until late May, an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned back to a direct relationship in July, and the absence of sales to Borders resulting from its bankruptcy. Net revenue in our direct to consumer segment decreased $4.8 million to $16.2 million during the second quarter of 2011 from $21.0 million during the second quarter of 2010, primarily attributable to a $5.3 million sales decline resulting from our previously disclosed plans to lower spending for direct response television advertising. Net revenue in our solar segment increased $2.4 million to $20.0 million during the second quarter of 2011 from $17.5 million during the second quarter of 2010. This increase was mostly organically driven by sales and marketing initiatives, with $1.1 million attributable to the acquisition of Alteris.

Cost of goods sold. Cost of goods sold increased $0.6 million, or 2.2%, to $28.1 million during the second quarter of 2011 from $27.5 million during the second quarter of 2010. As a percentage of net revenue, cost of goods sold increased to 55.4% during the second quarter of 2011 from 48.7% during the second quarter of 2010. Cost of goods sold in our business segment decreased $1.2 million, or 13.3%, to $8.0 million during the second quarter of 2011 from $9.2 million during the second quarter of 2010 and, as a percentage of net revenue, increased to 54.9% during the second quarter of 2011 from 51.5% during the second quarter of 2010, primarily due to a shift in product sales mix. Cost of goods sold in our direct to consumer segment decreased $0.3 million, or 4.7%, to $5.5 million during the second quarter of 2011 from $5.8 million during the second quarter of 2010 and, as a percentage of net revenue, increased to 34.1% during the second quarter of 2011 from 27.6% during the second quarter of 2010, primarily reflecting $5.3 million of reduced revenues in our lower cost of goods sold direct response television business. Cost of goods sold in our solar segment increased $2.1 million, or 16.8%, to $14.6 million during the second quarter of 2011 from $12.5 million during the second quarter of 2010 and, as a percentage of net revenue, increased to 73.1% during the second quarter of 2011 from 71.3% during the second quarter of 2010, primarily reflecting a shift towards higher cost of goods sold commercial installations.

Selling and operating expenses. Selling and operating expenses decreased $2.1 million, or 7.8%, to $24.9 million during the second quarter of 2011 from $27.0 million during the second quarter of 2010. As a percentage of net revenue, selling and operating expenses increased to 49.1% during the second quarter of 2011 from 47.9% during the second quarter of 2010. This decrease is primarily a result of reducing direct response television advertising, partially offset by additional costs to develop our GaiamTV and digital delivery strategies and launch a beta retail store.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 6.0%, to $2.9 million during second quarter of 2011 from $3.0 million during the second quarter of 2010. As of percentage of net revenue, corporate, general and administration expenses increased slightly to 5.6% during the second quarter of 2011 from 5.4% during the second quarter of 2010 reflecting the fixed nature of these costs.

Subsidiary’s acquisition-related costs. Subsidiary’s acquisition-related costs were $2.0 million during the second quarter of 2011 and were comprised of transaction expenses related to Real Goods Solar’s acquisition of Alteris.

Income tax benefit. Income tax benefit during the second quarter of 2011 was reduced by certain nondeductible acquisition-related costs incurred by Real Goods Solar for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net (income) loss attributable to noncontrolling interest. Net (income) loss attributable to noncontrolling interest was a loss of $0.8 million during the second quarter of 2011 compared to net income of $48 thousand during the second quarter of 2010 primarily as a result of acquisition-related costs incurred by our solar segment.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $4.1 million during the second quarter of 2011 compared to $0.5 million during the second quarter of 2010. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.18 per share during the second quarter of 2011 compared to $0.02 per share during the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenue. Net revenue decreased $13.1 million, or 11.0%, to $105.5 million during the first half of 2011 from $118.6 million during the first half of 2010. Net revenue in our business segment decreased $6.4 million, or 15.9%, to $34.0 million during the first half of 2011 from $40.5 million during the first half of 2010, primarily due to low in-stock levels at our largest retail customer which were not fully resolved until late May, an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned back to a direct relationship in July, and the absence of sales to Borders resulting from its bankruptcy. Net revenue in our direct to consumer segment decreased $11.5 million to $34.1 million during the first half of 2011 from $45.6 million during the first half of 2010, primarily attributable to a $13.0 million sales decline resulting from our previously disclosed plans to lower spending for direct response television advertising. Net revenue in our solar segment increased $4.8 million to $37.4 million during the first half of 2011 from $32.5 million during the first half of 2010. This increase was mostly organically driven by sales and marketing initiatives, with $1.1 million attributable to the acquisition of Alteris.

Cost of goods sold. Cost of goods sold decreased $0.4 million, or 0.7%, to $57.1 million during the first half of 2011 from $57.5 million during the first half of 2010. As a percentage of net revenue, cost of goods sold increased to 54.1% during the first half of 2011 from 48.4% during the first half of 2010. Cost of goods sold in our business segment decreased $2.7 million, or 13.1%, to $18.2 million during the first half of 2011 from $20.9 million during the first half of 2010 and, as a percentage of net revenue, increased to 53.4% during the first half of 2011 from 51.7% during the first half of 2010, primarily due to a shift in product sales mix. Cost of goods sold in our direct to consumer segment decreased $1.2 million, or 9.1%, to $11.9 million during the first half of 2011 from $13.1 million during the first half of 2010 and, as a percentage of net revenue, increased to 34.9% during the first half of 2011 from 28.7% during the first half of 2010, primarily reflecting $13.0 million of reduced revenues in our lower cost of goods sold direct response television business. Cost of goods sold in our solar segment increased $3.5 million, or 15.0%, to $27.0 million during the first half of 2011 from $23.5 million during the first half of 2010 and, as a percentage of net revenue, increased slightly to 72.2% during the first half of 2011 from 72.1% during the first half of 2010.

Selling and operating expenses. Selling and operating expenses decreased $7.5 million, or 13.2%, to $49.3 million during the first half of 2011 from $56.8 million during the first half of 2010. As a percentage of net revenue, selling and operating expenses decreased to 46.7% during the first half of 2011 from 47.9% during the first half of 2010. This decrease is primarily a result of reducing direct response television advertising, partially offset by additional costs to develop our GaiamTV and digital delivery strategies and launch a beta retail store.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.1 million, or 2.4%, to $5.9 million during the first half of 2011 from $6.0 million during the first half of 2010. As of percentage of net revenue, corporate, general and administration expenses increased to 5.6% during the first half of 2011 from 5.1% during the first half of 2010 reflecting the fixed nature of these costs.

Subsidiary’s acquisition-related costs. Subsidiary’s acquisition-related costs were $2.0 million during the first half of 2011 and were comprised of transaction expenses related to Real Goods Solar’s acquisition of Alteris.

Income tax benefit. Income tax benefit during the first half of 2011 was reduced by certain nondeductible acquisition-related costs incurred by Real Goods Solar for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.8 million during the first half of 2011 compared to $21 thousand during the first half of 2010 primarily as a result of acquisition-related costs incurred by our solar segment.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $5.1 million during the first half of 2011 compared to $0.8 million during the first half of 2010. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.22 per share during the first half of 2011 compared to $0.03 per share during the first half of 2010.

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

We have a revolving line of credit agreement with a financial institution with a current expiration date of October 2, 2011, which we anticipate renewing upon expiration. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At June 30, 2011, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

In connection the Real Goods Solar’s acquisition of Alteris, we have committed to provide up to $1.7 million in subordinated debt financing to Real Goods Solar. Our commitment expires at the end of 2011. If drawn, the loans will bear interest at a rate of 10% and mature in three years.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$5,890	$1,795
Investing activities	3,853	(4,395)
Financing activities	(919)	(2,690)
Effect of exchange rates on cash	70	—

Net change in cash	$8,894	$(5,290)

Operating activities. Our operating activities provided net cash of $5.9 million and 1.8 million during the first halves of 2011 and 2010, respectively. Our net cash provided by operating activities during the first half of 2011 was primarily attributable to decreased accounts receivable and inventory of $25.3 million and increased deferred revenue and other current liabilities of $2.1 million, and noncash adjustments of $0.4 million, partially offset by decreased accounts payable and accrued liabilities of $9.7 million, our net loss of $5.9 million, and increased other current assets and deferred advertising costs of $6.3 million. Our net cash provided by operating activities during the first half of 2010 was primarily attributable to decreased accounts receivable of $11.2 million, noncash adjustments of $3.5 million, seasonally reduced inventory of $2.0 million and other current assets of $0.6 million, partially offset by decreased accounts payable of $8.5 million, reduced accrued liabilities of $4.7 million, increased deferred advertising costs of $1.5 million and our net loss of $0.8 million.

Investing activities. Our investing activities provided net cash of $3.9 million and used net cash of $4.4 million during the first halves of 2011 and 2010, respectively. The net cash provided by investing activities during the first half of 2011 was primarily attributable to cash acquired from our solar subsidiary’s acquisition of Alteris of $3.4 million and collection on a note receivable of $2.7, partially offset by acquired property and equipment to maintain normal operations of $1.4 million and media content for $1.0 million. The net cash used in investing activities during the first half of 2010 was used primarily to acquire licensing rights for the Discovery Channel’s media catalog and other media content for $3.2 million and property and equipment to maintain normal operations for $1.2 million.

Financing activities. Our financing activities used net cash of $0.9 million and $2.7 million during the first halves of 2011 and 2010, respectively. Our net cash used by financing activities during the first half of 2011 was primarily the result of repayments of borrowings on Alteris’ line of credit of $1.0 million, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.1 million. Our net cash used in financing activities during the first half of 2010 was the result of dividend payments of $3.5 million or $0.15 per share, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.8 million.

On January 11, 2011, we renewed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the unissued portion of the 5,000,000 shares of our Class A common stock that we originally registered on November 8, 2007. During the first half of 2011, no shares were issued under this shelf registration.

We believe our available cash, cash expected to be generated from operations, cash generated by the sale of our stock, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Real Goods Solar anticipates that approximately $8 million will be required for the payment of Alteris’ line of credit and debt and its Merger transaction fees upon the consummation of its Merger with Alteris. Real Goods Solar will fund these required Merger payments with a new line of credit and/or with cash on hand.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, noncontrolling investment, strategic relationship and other business combination opportunities in the LOHAS market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$6,498	$2,285	$3,267	$946	$—

As a condition of it entering into some of its construction contracts, our solar segment had surety bonds of approximately $23.6 million at June 30, 2011.

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions, the gains and losses from which historically have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of June 30, 2011, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 9, 2011

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer (principal executive officer)

By:	/s/ Stephen J. Thomas
Stephen J. Thomas
Chief Financial Officer (principal financial and accounting officer)