Form 10-Q
period 2011-09-30
GAIAM, INC
filed 2011-11-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2011
Class A Common Stock ($.0001 par value)	17,291,363
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2011, the interim results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. These interim statements have not been audited. The balance sheet as of December 31, 2010 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2010. The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$27,446	$28,773
Restricted cash	214	—
Accounts receivable, net	37,665	50,322
Inventory, less allowances	39,883	33,218
Deferred advertising costs	3,423	2,341
Receivable and deferred tax assets	5,206	8,803
Note receivable and other current assets	12,106	10,220

Total current assets	125,943	133,677
Property and equipment, net	29,187	27,861
Media library, net	15,311	15,596
Deferred tax assets, net	15,237	3,509
Goodwill	45,158	25,861
Other intangibles, net	1,119	813
Other assets	606	480

Total assets	$232,561	$207,797

LIABILITIES AND EQUITY
Current liabilities:
Line of credit	$1,077	$—
Accounts payable	36,336	27,837
Accrued liabilities	7,759	10,834
Debt	2,472	—
Deferred revenue and other current liabilities	3,935	—

Total current liabilities	51,579	38,671
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,400,604 and 17,898,921 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2011 and December 31, 2010	1	1
Additional paid-in capital	158,253	157,610
Accumulated other comprehensive income	96	114
Accumulated deficit	(12,074)	(5,704)

Total Gaiam, Inc. shareholders’ equity	146,278	152,023
Noncontrolling interest	34,704	17,103

Total equity	180,982	169,126

Total liabilities and equity	$232,561	$207,797

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net revenue	$73,333	$72,328	$178,854	$190,937
Cost of goods sold	41,419	39,164	98,478	96,636

Gross profit	31,914	33,164	80,376	94,301

Expenses:
Selling and operating	29,860	29,161	79,209	85,946
Corporate, general and administration	3,311	2,930	9,143	8,965
Subsidiary’s acquisition-related costs	383	—	2,393	—

Total expenses	33,554	32,091	90,745	94,911

Income (loss) from operations	(1,640)	1,073	(10,369)	(610)
Interest and other income (expense)	(15)	1,058	92	1,197

Income (loss) before income taxes and noncontrolling interest	(1,655)	2,131	(10,277)	587
Income tax expense (benefit)	(466)	801	(3,169)	71

Net income (loss)	(1,189)	1,330	(7,108)	516
Net (income) loss attributable to noncontrolling interest	(40)	(478)	738	(457)

Net income (loss) attributable to Gaiam, Inc.	$(1,229)	$852	$(6,370)	$59

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.05)	$0.04	$(0.27)	$0.00

Diluted	$(0.05)	$0.04	$(0.27)	$0.00

Weighted-average shares outstanding:
Basic	23,205	23,253	23,272	23,212

Diluted	23,205	23,352	23,272	23,361

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
	(unaudited)
Operating activities
Net income (loss) before subsidiary’s acquisition-related costs	$(5,232)	$516
Subsidiary’s acquisition-related costs, net of tax	(1,876)	—

Net income (loss)	(7,108)	516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,275	2,323
Amortization	2,145	3,251
Share-based compensation expense	1,102	1,176
Deferred and stock option income tax benefit	(3,706)	(159)
Gain on translation of foreign currency	(64)	—
Gain on re-measurement of equity investment to estimated fair value prior to business combination	—	(977)
Changes in operating assets and liabilities, net of effects from an acquisition:
Accounts receivable, net	17,160	9,321
Inventory, net	(1,686)	(3,130)
Deferred advertising costs	(1,341)	(1,609)
Other current assets	(1,788)	(1,462)
Accounts payable	(2,566)	(3,772)
Accrued liabilities	(4,711)	(3,490)
Deferred revenue and other current liabilities	714	—

Net cash provided by operating activities	426	1,988

Investing activities
Purchase of property, equipment and media rights	(3,482)	(6,797)
Cash from acquired business	3,416	—
Collection of note receivable	2,700	—
Change in restricted cash	688	—

Net cash provided by (used in) investing activities	3,322	(6,797)

Financing activities
Principal payments on revolving line of credit, net	(2,042)	—
Repurchase of Class A common stock, including related costs	(1,909)	—
Subsidiary’s repurchase of its Class A common stock, including related costs	(1,070)	—
Principal payments on debt, net	(136)	—
Net proceeds from issuance of common stock and tax benefits from option exercises	77	788
Payment of dividends	—	(3,478)

Net cash used in financing activities	(5,080)	(2,690)

Effect of exchange rates on cash	5	9
Net change in cash	(1,327)	(7,490)
Cash at beginning of period	28,773	48,325

Cash at end of period	$27,446	$40,835

Supplemental cash flow information
Interest paid	$62	$1
Income taxes paid	$304	$198

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

Our consolidated financial statements include Real Goods Solar, Inc. (“Real Goods Solar”), our 55.7% owned publicly-traded solar business (NASDAQ: RSOL), that offers residential and small commercial solar energy integration services.

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

We have evaluated events subsequent to September 30, 2011 and concluded that no material event has occurred that would impact either the results reflected in this report or our results going forward.

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2011, except for the following:

Cash

Cash represents demand deposit accounts with financial institutions that are denominated in U.S. dollars and foreign currencies. At each balance sheet date, cash on hand that is denominated in a foreign currency is adjusted to reflect the exchange rate that exists at the balance sheet date. The difference is reported as a gain or loss in our statement of operations each period. Historically, such gains or losses have been immaterial.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach, traditional present value method, or multiple of revenue or earnings approach to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

As required by US GAAP, we tested our goodwill and other intangibles for potential impairment at the end of the quarter due to recent economic conditions and stock price volatility. We concluded that none of our goodwill or other intangibles were impaired as of September 30, 2011. The estimated fair value of our business goodwill reporting unit was 3% greater than its carrying value, including $22.4 million of goodwill. For the testing of the business goodwill reporting unit, we utilized a traditional discounted future cash flows model that employed certain key assumptions, including a discount factor, a terminal value, revenue growth projections, gross profit margins, and required working capital estimates, all of which were determined based on historical and projected market data and management’s judgment. A change in any one of the utilized assumptions could have yielded a different measurement of the estimated fair value for our business goodwill reporting unit.

3. Mergers and Acquisitions

Real Goods Solar (our 55.7% owned solar subsidiary)

Our subsidiary, Real Goods Solar, obtained financial control, through an Agreement and Plan of Merger, of 100% of the voting equity interests of Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables, Inc. (“Alteris”) on June 21, 2011 (the “acquisition date”). Alteris sells, designs, installs, and supports renewable energy systems, primarily solar, for both residential and commercial customers. Alteris has more than a dozen offices across seven states.

Real Goods Solar’s board of directors and the manager of Alteris each approved the Alteris transaction as of the acquisition date. On September 13, 2011, Real Goods Solar distributed an information statement to its shareholders with respect to our execution, as the holder of the majority of Real Goods Solar’s equity, of a written consent approving the Alteris transaction, and the transaction is expected to close in November 2011.

The total consideration to be transferred is approximately $21.7 million and will be comprised of 8.7 million shares, or $21.6 million worth based on Real Goods Solar’s Class A common stock closing market price of $2.48 per share on June 21, 2011, and $0.1 million worth of Real Goods Solar replacement share-based awards attributable to services rendered prior to the acquisition date. Of this amount, 0.7 million shares will be issued based on Alteris’ completion of a financing arrangement for commercial installation jobs, which we estimated, as of the acquisition date, would be completed. The consideration excludes $0.4 million and $2.4 million of costs that are reported as subsidiary’s acquisition-related costs in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011, respectively. In addition, the transaction had remaining contingent equity consideration of 2.0 million shares of Real Goods Solar’s Class A common stock, which was contingent upon Alteris’ achievement of certain pre-tax income and cash flow performance targets for 2011, which Alteris’ shareholders and Real Goods Solar have agreed will not be earned. The fair value of the contingently issuable consideration shares was based on the closing price of Real Goods Solar’s Class A common stock on the acquisition date.

Real Goods Solar acquired Alteris, with its premier commercial customer experience, array of financing solutions, and strong in-house engineering expertise, to create a leading renewable energy provider with a strong presence on both coasts. Real Goods Solar plans to capitalize on Alteris’ east coast presence and realize synergies from this acquisition by leveraging its existing infrastructure as well as by taking advantage of Alteris’ expertise with commercial installations. These strategic benefits expected to be received were largely responsible for the goodwill resulting from the acquisition.

In connection with its acquisition of Alteris, Real Goods Solar recorded $0.6 million for customer-related intangibles (20 month weighted-average useful life). Goodwill is not expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of Alteris’ net assets acquired at the acquisition date.

(in thousands)	June 21, 2011
Cash	$3,416
Restricted cash	902
Accounts receivable	4,451
Inventory	5,008
Deferred costs on uncompleted contracts	1,609
Other current assets	2,194
Property and equipment	1,427
Deferred tax asset	4,416
Goodwill	19,297
Other intangibles	600

Total assets	43,326

Line of credit	(3,119)
Accounts payable and accrued liabilities	(11,627)
Debt	(2,608)
Billings in excess of costs on uncompleted contracts	(2,062)
Deferred revenue and other current liabilities	(2,239)

Net assets acquired	$21,671

We included the results of operations from Alteris in our consolidated financial statements from the acquisition date. Consequentially, $14.4 million and $15.5 million of revenue and $0.5 million and $0.7 million of net loss attributable to Alteris are included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011, respectively.

The following is supplemental unaudited interim pro forma information for the Alteris acquisition as if Real Goods Solar had issued 8.7 million of its Class A common shares to acquire this business on January 1, 2010. The pro forma net revenue and cost of goods sold were decreased by $1.3 million and $0.9 million, respectively, for the nine months ended September 30, 2011 to reflect Alteris’ adoption of Real Goods Solar’s method, cost to cost, of measuring progress towards completion for jobs accounted for under the percentage of completion method. Additionally, the pro forma net loss was adjusted to exclude $0.4 million and $2.4 million of nonrecurring expenses incurred during the three and nine months ended September 30, 2011, respectively, related to Real Goods Solar’s acquisition of Alteris. Finally, pro forma net income (loss) was adjusted by $0.2 million for the three months ended September 30, 2010 and by $0.1 million and $0.5 million for the nine months ended September 30, 2010 and 2011, respectively, to include amortization of intangible assets and share-based compensation expense related to replacement stock options, both resulting from Real Goods Solar’s acquisition of Alteris. All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

	Supplemental Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net revenue	$73,333	$83,662	$190,930	$225,610

Net income (loss)	$(1,056)	$530	$(6,630)	$(1,505)

Net income (loss) per share—basic	$(0.05)	$0.02	$(0.28)	$(0.06)

Net income (loss) per share—diluted	$(0.05)	$0.02	$(0.28)	$(0.06)

4. Revolving Line of Credit

Real Goods Solar’s recently consolidated subsidiary, Alteris, has a revolving line of credit agreement which provides for advances not to exceed $7.0 million. All borrowings are collateralized by a security interest in substantially all assets of Alteris and bear interest at the bank’s prime rate plus 1.75% (total interest rate of 5.75% at September 30, 2011). The line of credit facility will mature on November 30, 2011 and prior to such date Real Goods Solar hopes to either amend the agreement or enter into a new line of credit. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. Alteris may reserve up to $500,000 for stand-by letters of credit under the line of credit. As of September 30, 2011, there were no outstanding stand-by letters of credit under this facility.

5. Debt

Most of the following debt and subordinated debt, along with any unpaid accrued interest, have change of control provisions that required Real Goods Solar to pay the debt upon the consummation of its acquisition of Alteris (see Note 3. Mergers and Acquisitions). Real Goods Solar intends to pay the debt remaining after the consummation of the acquisition within the next twelve months and Real Goods Solar will fund such debt payments with a line of credit and/or with cash on hand.

The debt, all of which relates to Alteris, consisted of the following at September 30, 2011:

(in thousands, except installment amounts and interest rates)	September 30, 2011
Note payable to the Business Development Company of Rhode Island in 24 monthly installments of $20,833, including interest at 5.5% through March 2012. The note is secured by property and equipment of Alteris	$125
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $23,083, including interest ranging from 0% to 11.3%. The notes are secured by Alteris’ vehicles and equipment.	455

Total – all expected to be paid within the next twelve months	$580

Maturities of debt for each of the periods ended December 31st are as follows:

(in thousands)	Periods Ending December 31,
2011	$180
2012	198
2013	133
2014	67
2015	2

$580

The notes are subject to both positive and negative restrictions and covenants, which include maintaining certain debt service and adjusted leverage ratios.

Alteris’ subordinated debt consisted of the following at September 30, 2011:

(in thousands, except installment and unamortized discount amounts and interest rates)	September 30, 2011
Notes payable to the former owners of Solar Works, Inc., to be paid on a date which will be mutually agreed to by both parties. The notes contain a provision whereby interest will continue to accrue at a rate increasing by 2% annually. The interest rate was 10% at September 30, 2011	$1,681
Non-interest bearing notes payable to the former owners of Renewable Power Systems, LLC (imputed interest of 5.5%), due in three annual installments of $222,222 beginning on January 1, 2010, less unamortized discount of $11,875	211

Total – all excepted to be paid within the next twelve months	$1,892

Accrued interest of $0.5 million related to these subordinated debt agreements is included in accrued liabilities on our condensed consolidated balance sheet at September 30, 2011.

6. Equity

During the nine months ended September 30, 2011, we issued 5,037 of our Class A common shares under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2011 and issued 15,200 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan.

During the third quarter of 2011, we repurchased 518,762 of our Class A common shares for a total cost of $1.9 million. We recorded this repurchase of our shares in accordance with the cost method of accounting for treasury stock. Because we have not decided the ultimate disposition of the re-acquired shares, their cost is reflected in our consolidated balance sheet at September 30, 2011 as a reduction to additional paid-in capital.

The following is a reconciliation from December 31, 2010 to September 30, 2011 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

(in thousands)	Total	Comprehensive Loss	Gaiam, Inc. Shareholders
			Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2010	$169,126	$—	$(5,704)	$114	$3	$157,610	$17,103
Issuance of Gaiam, Inc. common stock, including related taxes, and share-based compensation	831	—	—	—	—	831	—
Repurchase of stock	(1,909)	—	—	—	—	(1,909)	—
Issuance of subsidiary common stock and share-based compensation	398	—	—	—	—	174	224
Subsidiary’s equity consideration in conjunction with an acquisition	20,750	—	—	—	—	1,672	19,078
Subsidiary’s repurchase of stock	(1,070)	—	—	—	—	(125)	(945)
Comprehensive loss:
Net loss	(7,108)	(7,108)	(6,370)	—	—	—	(738)
Foreign currency translation adjustment, net of taxes of $17	(36)	(36)	—	(18)	—	—	(18)

Comprehensive loss	(7,144)	$(7,144)	—	—	—	—	—

Balance at September 30, 2011	$180,982		$(12,074)	$96	$3	$158,253	$34,704

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in Real Goods on Gaiam, Inc.’s equity.

	Nine Months Ended September 30,
(in thousands, except share data)	2011	2010
Net income (loss) attributable to Gaiam, Inc.	$(6,370)	$59
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 23,464 and 18,392 Real Goods Solar Class A common shares for the nine months ended September 30, 2011 and 2010, respectively, and for share-based compensation	174	139
Increase in Gaiam, Inc.’s paid-in capital for Real Goods Solar’s equity consideration in conjunction with its acquisition of Alteris	1,672	—
Decrease in Gaiam, Inc.’s paid-in capital for Real Goods Solar’s repurchase of 379,400 of its Class A common shares	(125)	—

Change from net income (loss) attributable to Gaiam, Inc. and transfers (to) from the noncontrolling interest	$(4,649)	$198

Real Goods Solar (our 55.7% owned solar subsidiary)

Real Goods Solar, during the nine months ended September 30, 2011, issued 23,464 of its Class A common shares valued at $64 thousand to compensate independent board members for services rendered during 2011.

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

7. Comprehensive Income (Loss)

Our comprehensive income (loss), net of related tax effects, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net income (loss)	$(1,189)	$1,330)	$(7,108)	$516
Other comprehensive income (loss), foreign currency translation adjustment, net of related tax	(82)	32	(36)	32

Comprehensive income (loss)	(1,271)	1,362	(7,144)	548

Comprehensive (income) loss attributable to the noncontrolling interest	(1)	(494)	(756)	(473)

Comprehensive income (loss) attributable to Gaiam, Inc.	$(1,270)	$868	$(6,388)	$75

8. Share-Based Payments

During the nine months ended September 30, 2011, we granted 272,500 stock options under our 2009 Long-Term Incentive Plan, of which 200,000 were granted to our chief executive officer at an exercise price of $5.31 per share, and cancelled 74,800 stock options previously issued under our 1999 and 2009 Long-Term Incentive Plans. Total share-based compensation expense was $0.4 million for each of the three months ended September 30, 2011 and 2010, and $1.1 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

Real Goods Solar (our 55.7% owned solar subsidiary)

Also during the nine months ended September 30, 2011, Real Goods Solar granted 600,000 stock options to its new chief executive officer under the Real Goods Solar 2011 CEO Compensation Plan, and granted 34,000 stock options and cancelled 82,840 stock options under the Real Goods Solar 2008 Long-Term Incentive Plan. The new stock options vest 2% per month over 50 months commencing in the eleventh month following the date of grant. Additionally, during the second quarter of 2011, Real Goods Solar granted 3,000 restricted stock awards to each of its three non-employee board members serving at that time under its 2008 Long-Term Incentive Plan. The awards are restricted in that the awards vest 50% on each of the next two annual anniversaries of the grant date.

As specified under the terms of Real Goods Solar’s acquisition of Alteris (see Note 3. Mergers and Acquisitions), upon consummation of the acquisition, options for Alteris membership units will be replaced with equal-in-fair-value options to purchase Real Goods Solar stock. In this regard, 582,500 replacement options are expected to be granted by Real Goods Solar.

9. Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,307 and 628,000 for the three months ended September 30, 2011 and 2010, respectively, and 812,000 and 552,000 for the nine months ended September 30, 2011 and 2010, respectively, from the computation of diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator for basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(1,229)	$852	$(6,370)	$59
Denominator:
Weighted average shares for basic net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,205	23,253	23,272	23,212
Effect of dilutive securities:
Weighted average of common stock and stock options	—	99	—	149

Denominators for diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,205	23,352	23,272	23,361

Net income (loss) per share attributable to Gaiam, Inc. common shareholders — basic	$(0.05)	$0.04	$(0.27)	$0.00

Net income (loss) per share attributable to Gaiam, Inc. common shareholders — diluted	$(0.05)	$0.04	$(0.27)	$0.00

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

Financial information for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net revenue:
Direct to consumer	$22,226	$26,686	$56,334	$72,304
Business	19,521	21,016	53,555	61,471
Solar	31,586	24,626	68,965	57,162

Consolidated net revenue	73,333	72,328	178,854	190,937

Contribution margin (loss):
Direct to consumer	(920)	(1,220)	(4,080)	(5,472)
Business	(85)	1,118	(3,846)	3,237
Solar	(635)	1,175	(2,443)	1,625

Consolidated contribution margin (loss)	(1,640)	1,073	(10,369)	(610)

Reconciliation of contribution margin (loss) to net income (loss) attributable to Gaiam, Inc.:
Interest and other income (expense)	(15)	1,058	92	1,197
Income tax expense (benefit)	(466)	801	(3,169)	71
Net (income) loss attributable to noncontrolling interest	(40)	(478)	738	(457)

Net income (loss) attributable to Gaiam, Inc.	$(1,229)	$852	$(6,370)	$59

Our solar segment’s total assets at September 30, 2011 changed materially from December 31, 2010 as a result of its acquisition of Alteris. (See Note 3. Mergers and Acquisitions).

11. Income Taxes

Our income tax benefit for the three and nine months ended September 30, 2011 was reduced for certain nondeductible costs related to Real Goods Solar’s acquisition of Alteris that for tax purposes are capitalized into the basis of the stock investment.

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

Our media brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the LOHAS market. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, subscriptions, digital streaming through Gaiam TV and catalogs, and through national retailers, digital partners and corporate accounts. Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. We market our products and services across three segments: business, direct to consumer, and solar. We distribute the majority of our products in our business and direct to consumer segments from our fulfillment center or drop-ship products directly to customers. We also utilize a third party replication and fulfillment center for media distribution in our business segment.

Our business segment sells directly to retailers, with our products available in approximately 62,000 retail doors in the United States. During the third quarter of 2011, our store within store presentations, which include custom fixtures that we design, were in over 14,000 locations worldwide. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to approximately 6,000 doors, up from 4,600 at the end of the third quarter of 2010. Towards the end of the third quarter of 2011, we began to ship product under our recently announced role as entertainment media aggregator for a large retailer and we are in discussions with various independent studios to leverage and expand this distribution model to other retailers and digital partners.

In our business segment, during the third quarter we continued to experience events that not only reduced revenues, but also increased expenses. Our sales were reduced by the absence of Borders, who entered into bankruptcy liquidation during the second quarter of 2011. In late July, we ended an ineffective and costly third party fulfillment program and returned to a more favorable direct relationship with the entertainment media department of WalMart.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and the LOHAS industry’s focus and future. During the third quarter of 2011, we launched our digital platform, GaiamTV.com, allowing us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of mostly exclusive media content. Also, during the quarter, we launched The Firm Express, our first direct response television program under a repositioned business model designed to maintain brand alignment and grow revenue through our large distribution reach.

Critical Accounting Policies

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. We compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach, traditional present value method, or multiple of revenue or earnings approach to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

As required by US GAAP, we tested our goodwill and other intangibles for potential impairment at the end of the quarter due to recent economic conditions and stock price volatility. We concluded that none of our goodwill or other intangibles were impaired as of September 30, 2011. The estimated fair value of our business goodwill reporting unit was 3% greater than its carrying value, including $22.4 million of goodwill. For the testing of the business goodwill reporting unit, we utilized a traditional discounted future cash flows model that employed certain key assumptions, including a discount factor, a terminal value, revenue growth projections, gross profit margins, and required working capital estimates, all of which were determined based on historical and projected market data and management’s judgment. A change in any one of the utilized assumptions could have yielded a different measurement of the estimated fair value for our business goodwill reporting unit.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.5%	54.1%	55.1%	50.6%

Gross profit	43.5%	45.9%	44.9%	49.4%

Expenses:
Selling and operating	40.7%	40.3%	44.3%	45.0%
Corporate, general and administration	4.5%	4.1%	5.1%	4.7%
Subsidiary’s acquisition-related costs	0.5%	0.0%	1.3%	0.0%

Total expenses	45.7%	44.4%	50.7%	49.7%

Income (loss) from operations	(2.2)%	1.5%	(5.8)%	(0.3)%
Interest and other income (expense)	0.0%	1.5%	0.0%	0.6%
Income tax expense (benefit)	(0.6)%	1.1%	(1.8)%	0.0%
Net (income) loss attributable to noncontrolling interest	(0.1)%	(0.7)%	0.4%	(0.3)%

Net income (loss) attributable to Gaiam, Inc.	(1.7)%	1.2%	(3.6)%	0.0%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net revenue. Net revenue increased $1.0 million, or 1.4%, to $73.3 million during the third quarter of 2011 from $72.3 million during the third quarter of 2010. Net revenue in our business segment decreased $1.5 million, or 7.1%, to $19.5 million during the third quarter of 2011 from $21.0 million during the third quarter of 2010, primarily due to an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned back to a direct relationship by the end of July, the absence of sales to Borders resulting from its bankruptcy and fewer As Seen On TV products offered at our retailers. Additionally, during the quarter we were awarded and commenced our entertainment media aggregator role for a large retailer, which encompassed establishing terms and fulfillment procedures for 14 independent studios. Net revenue in our direct to consumer segment decreased $4.5 million to $22.2 million during the third quarter of 2011 from $26.7 million during the third quarter of 2010, primarily attributable to a sales decline resulting from our previously disclosed plans to lower spending for direct response television advertising and a planned shift of catalog circulation from the third to fourth quarter of 2011. Net revenue in our solar segment increased $7.0 million to $31.6 million during the third quarter of 2011 from $24.6 million during the third quarter of 2010. This increase was attributable to the acquisition of Alteris.

Cost of goods sold. Cost of goods sold increased $2.3 million, or 5.8%, to $41.4 million during the third quarter of 2011 from $39.2 million during the third quarter of 2010. As a percentage of net revenue, cost of goods sold increased to 56.5% during the third quarter of 2011 from 54.1% during the third quarter of 2010. Cost of goods sold in our business segment decreased $0.9 million, or 8.1%, to $9.7 million during the third quarter of 2011 from $10.6 million during the third quarter of 2010 and, as a percentage of net revenue, decreased to 49.8% during the third quarter of 2011 from 50.3% during the third quarter of 2010, primarily due to a shift in product sales mix. Cost of goods sold in our direct to consumer segment decreased $2.2 million, or 21.8%, to $8.0 million during the third quarter of 2011 from $10.2 million during the third quarter of 2010 and, as a percentage of net revenue, decreased to 35.8% during the third quarter of 2011 from 38.2% during the third quarter of 2010, primarily attributable to a change in product mix for our direct response television business and a shift towards apparel in our ecommerce business. Cost of goods sold in our solar segment increased $5.3 million, or 28.9%, to $23.7 million during the third quarter of 2011 from $18.4 million during the third quarter of 2010 and, as a percentage of net revenue, increased slightly to 75.1% during the third quarter of 2011 from 74.7% during the third quarter of 2010, primarily reflecting a higher cost of goods sold on commercial installations, partially offset by lower module costs.

Selling and operating expenses. Selling and operating expenses increased $0.7 million, or 2.4%, to $29.9 million during the third quarter of 2011 from $29.2 million during the third quarter of 2010. As a percentage of net revenue, selling and operating expenses increased slightly to 40.7% during the third quarter of 2011 from 40.3% during the third quarter of 2010. This increase is primarily a result of the consolidation of Alteris, additional investments in our digital infrastructure, and higher costs associated with an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned back to a more profitable direct relationship by the end of July, partially offset by reduced catalog circulation and television advertising.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.4 million, or 13.0%, to $3.3 million during third quarter of 2011 from $2.9 million during the third quarter of 2010. As of percentage of net revenue, corporate, general and administration expenses increased slightly to 4.5% during the third quarter of 2011 from 4.1% during the third quarter of 2010 reflecting the cost of Alteris’ infrastructure and the addition of senior management positions in our solar segment.

Subsidiary’s acquisition-related costs. Subsidiary’s acquisition-related costs were $0.4 million during the third quarter of 2011 and were comprised of transaction expenses related to Real Goods Solar’s acquisition of Alteris.

Income tax benefit. Income tax benefit during the third quarter of 2011 was reduced by certain nondeductible acquisition-related costs incurred by Real Goods Solar for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest was $40 thousand during the third quarter of 2011 compared to $0.5 million during the third quarter of 2010 primarily as a result of acquisition-related costs incurred by our solar segment and its consolidation of the not yet integrated and optimized Alteris.

Net income (loss) attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $1.2 million during the third quarter of 2011 compared to net income of $0.9 million during the third quarter of 2010. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.05 per share during the third quarter of 2011 compared to net income of $0.04 per share during the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenue. Net revenue decreased $12.1 million, or 6.3%, to $178.9 million during the nine months ended September 30, 2011 from $190.9 million during the nine months ended September 30, 2010. Net revenue in our business segment decreased $7.9 million, or 12.9%, to $53.6 million during the nine months ended September 30, 2011 from $61.5 million during the nine months ended September 30, 2010, primarily due to low in-stock levels at our largest retail customer which were not fully resolved until late May, an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned back to a direct relationship by the end of July, fewer As Seen On TV products offered at our retailers, and the absence of sales to Borders resulting from its bankruptcy during the second quarter of 2011. Net revenue in our direct to consumer segment decreased $16.0 million to $56.3 million during the nine months ended September 30, 2011 from $72.3 million during the nine months ended September 30, 2010, primarily attributable to a $16.9 million sales declines resulting from our previously disclosed plans to lower spending for direct response television advertising. Net revenue in our solar segment increased $11.8 million to $69.0 million during the nine months ended September 30, 2011 from $57.2 million during the nine months ended September 30, 2010. This increase was attributable to the acquisition of Alteris.

Cost of goods sold. Cost of goods sold increased $1.8 million, or 1.9%, to $98.5 million during the nine months ended September 30, 2011 from $96.6 million during the nine months ended September 30, 2010. As a percentage of net revenue, cost of goods sold increased to 55.1% during the nine months ended September 30, 2011 from 50.6% during the nine months ended September 30, 2010. Cost of goods sold in our business segment decreased $3.6 million, or 11.4%, to $27.9 million during the nine months ended September 30, 2011 from $31.5 million during the nine months ended September 30, 2010 and, as a percentage of net revenue, increased to 52.0% during the nine months ended September 30, 2011 from 51.3% during the nine months ended September 30, 2010, primarily due to a shift in product sales mix. Cost of goods sold in our direct to consumer segment decreased $3.4 million, or 14.6%, to $19.9 million during the nine months ended September 30, 2011 from $23.3 million during the nine months ended September 30, 2010 and, as a percentage of net revenue, increased to 35.3% during the nine months ended September 30, 2011 from 32.2% during the nine months ended September 30, 2010, primarily reflecting increased revenues in our higher cost ecommerce business, partially offset by reduced revenues in our lower cost direct response television business. Cost of goods sold in our solar segment increased $8.8 million, or 21.1%, to $50.7 million during the nine months ended September 30, 2011 from $41.9 million during the nine months ended September 30, 2010 and, as a percentage of net revenue, increased slightly to 73.5% during the nine months ended September 30, 2011 from 73.3% during the nine months ended September 30, 2010.

Selling and operating expenses. Selling and operating expenses decreased $6.7 million, or 7.8%, to $79.2 million during the nine months ended September 30, 2011 from $85.9 million during the nine months ended September 30, 2010. As a percentage of net revenue, selling and operating expenses decreased to 44.3% during the nine months ended September 30, 2011 from 45.0% during the nine months ended September 30, 2010. This decrease is primarily a result of reducing direct response television advertising and catalog circulation, partially offset by an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned back to a more profitable direct relationship by the end of July, costs to develop and launch our GaiamTV and digital delivery strategies, inclusion of Alteris, and the opening of a beta retail store.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.2 million, or 2.0%, to $9.1 million during the nine months ended September 30, 2011 from $9.0 million during the nine months ended September 30, 2010. As of percentage of net revenue, corporate, general and administration expenses increased to 5.1% during the nine months ended September 30, 2011 from 4.7% during the nine months ended September 30, 2010 reflecting the cost of Alteris’ infrastructure and the addition of senior management positions in our solar segment.

Subsidiary’s acquisition-related costs. Subsidiary’s acquisition-related costs were $2.4 million during the nine months ended September 30, 2011 and were comprised of transaction expenses related to Real Goods Solar’s acquisition of Alteris.

Income tax benefit. Income tax benefit during the nine months ended September 30, 2011 was reduced by certain nondeductible acquisition-related costs incurred by Real Goods Solar for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net income (loss) attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.7 million during the nine months ended September 30, 2011 compared to net income of $0.5 million during the nine months ended September 30, 2010 primarily as a result of acquisition-related costs incurred by our solar segment and its consolidation of the not yet integrated and optimized Alteris.

Net income (loss) attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $6.4 million during the nine months ended September 30, 2011 compared to net income of $0.1 million during the nine months ended September 30, 2010. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.27 per share during the nine months ended September 30, 2011 compared to net income of $0.00 per share during the nine months ended September 30, 2010.

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

We have a revolving line of credit agreement with a financial institution with a current expiration date of November 16, 2012. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At September 30, 2011, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

In connection the Real Goods Solar’s acquisition of Alteris, we have committed to provide up to $1.7 million in advances to Real Goods Solar. Our commitment expires at the end of 2011. If drawn and not repaid within one year from the advance, the advance converts to a subordinated loan bearing interest at a rate of 10% per year and maturing in three year.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$426	$1,988
Investing activities	3,322	(6,797)
Financing activities	(5,080)	(2,690)
Effect of exchange rates on cash	5	—

Net change in cash	$(1,327)	$(7,490)

Operating activities. Our operating activities provided net cash of $0.4 million and $2.0 million during the nine months ended September 30, 2011 and 2010, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2011 was primarily attributable to decreased accounts receivable of $17.2 million, noncash adjustment to net loss of $1.7 million, and increased deferred revenue and other current liabilities of $0.7 million, partially offset by decreased accounts payable and accrued liabilities of $7.3 million, net loss of $7.1 million, and increased other current assets, inventory, and deferred advertising costs of $1.8 million, $1.7 million, and $1.3 million, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2010 was primarily attributable to decreased accounts receivable of $9.3 million, noncash adjustments to net income of $5.6 million, and net income of $0.5 million, partially offset by decreased accounts payable of $3.8 million, reduced accrued liabilities of $3.5 million, increased inventory of $3.1 million and increased deferred advertising costs and other current assets of $3.1 million. The reduction in accounts payable reflects payments for inventory purchases.

Investing activities. Our investing activities provided net cash of $3.3 million and used net cash of $6.8 million during the nine months ended September 30, 2011 and 2010, respectively. The net cash provided by investing activities during the nine months ended September 30, 2011 was primarily attributable to cash acquired from our solar subsidiary’s acquisition of Alteris of $3.4 million, collection on a note receivable of $2.7 million, and release of restricted cash of $0.7 million, partially offset by acquired property and equipment to maintain normal operations of $1.8 million, building improvements in preparation for leasing of $0.4 million, and media content of $1.3 million. The net cash used in investing activities during the nine months ended September 30, 2010 was used primarily to acquire licensing rights for the Discovery Channel’s media catalog and other media content for $4.9 million and property and equipment to maintain normal operations for $1.9 million.

Financing activities. Our financing activities used net cash of $5.1 million and $2.7 million during the nine months ended September 30, 2011 and 2010, respectively. Our net cash used in financing activities during the nine months ended September 30, 2011 was primarily the result of repayments of Alteris line of credit and debt borrowings of $2.2 million, repurchase of 518,762 of our Class A common shares for a total cost of $1.9 million, and Real Goods Solar’s repurchase of 379,400 of its Class A common shares for a total cost of $1.1 million, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.1 million. Our net cash used in financing activities during the nine months ended September 30, 2010 was the result of dividend payments of $3.5 million or $0.15 per share, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.8 million.

On January 11, 2011, we renewed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the unissued portion of the 5,000,000 shares of our Class A common stock that we originally registered on November 8, 2007. During the nine months ended September 30, 2011, no shares were issued under this shelf registration.

We believe our available cash, cash expected to be generated from operations, cash generated by the sale of our stock, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Real Goods Solar expects to pay off approximately $7 million of Alteris’ debt, transaction fees, and other related expenses upon the consummation of its acquisition of Alteris in November 2011, and will fund the payments with Alteris’ line of credit, a new line of credit or cash on hand.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$5,950	$2,258	$3,025	$667	$—

As a condition of it entering into some of its construction contracts, our solar segment had surety bonds of approximately $27.6 million at September 30, 2011.

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions and/or invest in foreign currencies, the gains and losses from which historically have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of September 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of September 30, 2011, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

We had no sales of unregistered securities during the quarter ended September 30, 2011.

We purchased shares of our Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 2011 (1)	50,000	$3.6100	—	—
September 2011 (1)	468,762	$3.6461	—	—

(1)	We repurchased these shares of our Class A common stock in the open market.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

10.1	Third Amendment to Credit Agreement executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc. (Registrant) November 9, 2011

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer (principal executive officer)

By:	/s/ Stephen J. Thomas
Stephen J. Thomas
Chief Financial Officer (principal financial and accounting officer)