Form 10-K
period 2011-12-31
GAIAM, INC
filed 2012-03-15
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $81,985,731 as of June 30, 2011, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of March 12, 2012, 17,297,844 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

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

GAIAM, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

PART I

Item 1. Business

Our Business

We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, and responsible media. We offer our customers the ability to consume content and utilize merchandise based on these values while providing quality offerings at a price comparable to other alternatives. We market our content, media and products through a multi-channel approach including digital media channels, direct to consumers via catalogs, the Internet, direct response television, broadband, and subscriptions, as well as traditional retail stores. At the end of 2011, not counting digital channels, our products were carried by approximately 62,000 retail stores in the United States alone, and we had over 10 million direct customers.

We have established ourselves as a lifestyle multiplatform media brand, content producer, licensor and distributor, information resource and authority in the Lifestyles of Health and Sustainability (“LOHAS”) market including the emerging Conscious Media market. We continue to elevate and leverage the Gaiam brand across a broad range of media and distribution channels so that it is recognized as a unifying symbol of these emerging media and lifestyle genres. Our lifestyle brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the LOHAS and Conscious Media markets, and to increasingly aware mainstream audiences. Our brand and content form the basis of our proprietary offerings, on which we realize our highest margins, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. On December 31, 2011, as a result of a reduction in our voting ownership of Real Goods Solar, Inc. (“Real Goods Solar”), we deconsolidated our solar segment and now only market our products and services across two segments: business and direct-to-consumer. We distribute the majority of our products from our fulfillment center. We also utilize a third party replication and fulfillment center for some of our media distribution in our business segment.

The LOHAS Market

The LOHAS market consists of five main sectors:

•	Healthy Living. Natural and organic foods, dietary supplements, fitness media and equipment, personal care products and related information and services.

•	Integrative Healthcare. Health and wellness solutions and alternative health practices that compliment traditional approaches.

•	Personal Development. Solutions, information, products and experiences relating to mind, body and spiritual development.

•	Ecological Lifestyles. Environmentally friendly cleaning and household products, organic cotton clothing and bedding, and eco-tourism.

•	Sustainable Economy. Renewable energy, energy conservation, recycled goods, environmental management services, sustainable manufacturing processes and related information and services.

We participate in all five sectors of the LOHAS market, which we believe generates over $200 billion in annual sales. Our emphasis is on Personal Development, Ecological Lifestyles and Integrative Healthcare.

The Conscious Media Market

We consider the Conscious Media market to consist of five distinct sectors:

•	Personal Development. Informative and inspiring content that helps people to live a better life.

•	Family Entertainment. Entertainment that can be enjoyed by the entire family.

•	Documentaries. Educational and informational programming (edutainment).

•	Inspirational Entertainment. Entertainment that inspires people to expand their awareness and pursue positive changes in their lives.

•	Children’s. Children’s entertainment and edutainment with a positive message.

Our Content

Our business model revolves around content creation, which forms the basis for our proprietary products. We have an “in house” production studio and team which produces programming that has earned approximately 125 Telly awards and several medals at the International New York Film Festival. We are fully high definition and 5.1 surround sound capable and do the majority of our authoring and editing in house at our Colorado facility ensuring the quality standards that drive our awards. We also develop children’s programming, which has been the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help children grow imaginatively, physically, and mentally. During 2011, we added 668 titles, increasing our owned and licensed media library to over 3,400 titles. Our content management systems allow us to port content to multiple relevant devices and platforms, allowing us to reach growing audiences anytime, anywhere. We own all rights to the majority of our titles allowing us to continue to expand our reach as content moves into the digital age.

Our Products

Our visual media programs represent an integral part of our proprietary product offering. In 2011, excluding our former solar segment, our proprietary products constituted over 73% of our product sales.

Our Sales Channels

We conduct our business across two segments. Our business segment customers are primarily national retailers, corporate accounts and the media. We conduct our direct to consumer business through our direct response marketing programs, catalogs, Internet and subscription sales channels.

Media

We develop, produce and license information and programming targeted to consumers who value personal development, wellness, spirituality, and inspirational entertainment. We have an award-winning library of titles that we sell to retailers, license to selected distributors operating outside of the United States, and license or sublicense for broadcast and download. We have strategically partnered with other media companies and developed our own channel, Gaiam TV, to distribute our digital media content over the Internet and as apps for mobile devices such as Ipads and other tables. Our media partners include Google, YouTube, Amazon, Vudu, iTunes and Netflix. All of our licensing arrangements require our branding to be prominent on the programming and are subject to royalty agreements with our performing artists. While our licensing of the rights to manufacture and distribute certain of our media lowers recognized revenue, we improve contribution margins and branding through this licensing. We intend to continue to seek new licensees for our brand internationally.

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

Retailers

Since the inception of our retailer channel in 1998, we have increased our breadth and diversity. As of the end of 2011, our media titles could be found in approximately 62,000 stores in the United States. We currently sell our media and other products across a variety of leading retailers, including mass merchants such as Target, our largest customer, and Walmart; e-tailers such as Amazon.com and Drugstore.com; wholesale clubs such as Costco and Sam’s Club; media stores such as Best Buy; beauty stores such as Ulta; home furnishing stores such as Bed, Bath and Beyond, and Kohl’s; natural food stores such as Whole Foods Market; sporting goods stores such as Dick’s and REI; and bookstores such as Barnes & Noble. Many of these retailers display our products in branded store within store lifestyle presentations that may include custom fixtures that we design. We implemented our first store within store concept late in 2000 and the concept has grown, partially driven by new store within stores at Best Buy, to over 14,600 stores by the end of 2011. In 2008 we expanded our market reach to the professional health and fitness industry by purchasing SPRI Products, Inc.

Our branded products are found in Canada, Mexico, Japan, Italy, the United Kingdom and Australia. We sell our media products to international accounts primarily under licensing agreements.

Ecommerce

We use ecommerce to sell our products and to provide information on the LOHAS lifestyle. We promote our website through our Gaiam TV, visual media, catalogs, print publications, product packaging and Internet links. We provide customer support for ecommerce sales from our in-house call center as a key component of our ecommerce approach. Having an ecommerce presence and loyal customers is a competitive advantage as media moves to ecommerce through digital subscription services.

We offer a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. During 2011, we strategically reduced our catalog circulation by 10%. Our customer demographics are attractive as our customers have an average income over $75,000 and over 63% of them are college educated.

Subscription Services

We offer a variety of subscription paid services. These services include online subscription clubs. We currently offer subscription services under the following clubs: Spiritual Cinema Circle, Gaiam TV, The Firm, Kettlenetics, and Gaiam Yoga Club. We are expanding our subscription services with subscription content, streaming services and online e-courses.

Services

We promote green energy through our 37.5% equity method investment in Real Goods Solar, Inc. (“Real Goods Solar”), who offers turnkey solar energy services, including the design, procurement, installation, grid connection, maintenance and referrals for third-party financing of solar energy systems. During 2008, Real Goods Solar consummated its initial public offering of its Class A common shares and has since completed acquisitions targeted toward expanding and enhancing its solar market. These acquisitions were Earth Friendly Energy Group Holdings LLC d/b/a Alteris Renewables, Inc., with multiple locations throughout the northeast region of the United States, and Regrid Power, Inc. and Independent Energy Systems, Inc., solar energy integrators located in California.

Our Operations

Sales Channels, Product Development and Sourcing

We sell our branded products across various sales channels. Non-proprietary products are only available through our ecommerce and catalogs. We use our ecommerce and catalog channels to test products before we develop them under our brand and distribute them through our other sales channels. Because we use a multi-channel approach to our business we are able to leverage our media and product development costs across all channels of our business.

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

Customer Service

We focus on building and maintaining customer relationships that thrive on loyalty and trust. We maintain a “no-risk guarantee” policy, whereby we provide a customer a full refund for our products that are returned at any time, for any reason. We have established a most valued customer program, which extends added benefits to our most loyal ecommerce and catalog customers. Our in-house customer service department includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs. We employ telephone routing software that directs each call to the appropriate representative. Our policy is to ship orders no later than the next business day, which we accomplish by stocking inventory that supports over 85% of our orders. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

Established Infrastructure

During 2010, we optimized and consolidated our distribution center near Cincinnati, Ohio, into one building, thereby realizing significant cost savings. This distribution center provides fulfillment for the majority of our current domestic business needs and has the capacity to support the growth of our business. The center’s central U.S. location allows us to achieve shipping cost efficiencies to most locations. The center is also located within 30 minutes of several major shipping company hubs. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

Expand our Media Offering

Proprietary and authentic content lies at the core of our business model. Our media offerings introduce customers to us and help establish us as an authority in the LOHAS market. Our primary focus is on leveraging our content and branded lifestyle offerings through various channels including traditional and digital media, catalogs, the Internet, and national retailers. We believe that the content-centric strategy is a competitive advantage and the multi-channel approach allows us the broadest possible consumer reach. It also provides the optimal “context” for us to market lifestyle products that are appropriate companions to the media. We are becoming a multi-channel digital company. Our content and products will meet consumers wherever they are.

We will continue to develop authentic content that caters to the LOHAS lifestyle and distribute it in DVD and digital formats, and also accelerate our efforts in the broadcast, international and online categories. During 2011, we expanded our licensing relationship with Oregon Scientific to include not only the fitness category, but also wellness. In 2012, we will have some new personalities, such as The Biggest Loser star, Jillian Michaels, who has a track record of producing hit fitness media. We intend to continue to expand our brand to the Conscious Media market, which incorporates family, inspirational, edutainment and children’s media. We believe we can establish our brand as a leading brand in some of these media categories.

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

We have expanded our visual media offerings internationally and plan to continue to grow this opportunity. We have also broaden the variety of formats we offer by making our content available online to our consumers in both one-shot “purchase” format or subscription services.

Transition to Digital Delivery of Media Products

While the adoption of digital media is still in the early stages, we expect the transition from DVD to digital distribution of visual content to occur rapidly in the future. During the last few years, we digitized most of our media library and have obtained digital distribution partners such as Amazon, YouTube, Vudu, iTunes Netflix and other major digital providers. We also introduced our own digital delivery platform, called Gaiam TV (GaiamTV.com), tested Gaiam TV, and launched a beta site for it in 2011. Gaiam TV allows us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of mostly exclusive media content. Gaiam TV subscribers are able to browse and stream extensive edu-tainment content, as well as create customized fitness and yoga playlists based on level of expertise, instructors, interests or desired time commitment. The platform accommodates multiple consumer access points, such as the Internet URL, IPAD and IPHONE apps, and a dedicated Roku channel. We recently added an application widget, pre-loaded on Samsung Internet enabled TVs, and access through Verizon FiosWe have invested in our in-house studios, digital asset management system and digital delivery platforms, to allow us to produce and distribute digital content at low incremental costs. To date, we made available over 2,000 exclusive titles that consumers may download through digital retailers or stream via Gaiam TV. We intend to use all of our current sales platforms to introduce customers to our comprehensive digital offerings and clubs.

Expand our Entertainment Media Aggregator Role

In October 2011, we began aggregating and shipping media content for over a dozen independent studios to Target. We will leverage and expand this media aggregator role to other traditional retailers, as well as digital providers, which will ensure that we play a meaningful role in the transformation of the media market at both brick and mortar and digital retail outlets. We are also the only independent distributor with a direct relationship with Target, Walmart, and all meaningful retailers.

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

Capitalize on our Market Share Positioning

Based on Nielsen’s Videoscan, since 2004 we more than doubled our U.S. DVD market share in the fitness/wellness category to approximately 38% in 2011. At the end of 2011, we were ranked 1st in the U.S. in the fitness DVD category. We will utilize our leadership position and sacrifice some of our market share in fitness in order to assume a category management role bringing competitive product into the mix to establish the most complete fitness assortment in the business. We tested this concept with Target in 2008 and are now expanding the category management concept to other specialty channels. By assuming this category management role, we improved our revenues and profits as well as expanded exposure of the category. This category management program is currently in 6,300 doors, up from 5,700 doors at the end of 2010.

Based on the same Nielsen report, we ended 2011 8th in the U.S. non-theatrical DVD category with a 6% market share. We intend to continue to grow our market share in the non-theatrical category through the production and acquisition of Conscious Media titles, focusing on edutainment, family and children’s entertainment. We also plan to extend our line of offerings into wellness and green living with solution based programming and media based kits, building store within store wellness offerings and continuing to grow our retail presence.

Improve our Profit Margins

We believe we can improve our profit margins with several distinct strategies. We will continue to focus our sales strategy on media that carries over 70% gross margins. We continue to establish ourselves as a brand in the Conscious Media and wellness/fitness media market as well as in the edutainment genre. By continuing to grow our market share in media, we believe we can attract more independent studios to our media aggregator business model.

We entered the continuity and subscription market with our acquisition of Spiritual Cinema. This business carries over 80% gross margins and connects our media content directly to the consumer. We expect to continue to invest in this channel. We believe that with the increase in broadband acceptance in the consumer marketplace, coupled with our specialized media library and loyal direct customer base, we have an opportunity for strong growth at high margins as digital downloads of media become mainstream.

During 2011, we continued to focus on cost reduction and, therefore, better leveraging our infrastructure. With our state-of-the-art, in-house studios and post production facilities, we will continue to focus on producing lower cost fitness media, LOHAS content for kits, online courses and web downloads. In addition, we have, and will continue to optimize our DRTV advertising and catalog circulation.

Expand our Proprietary Products

Excluding our partially owned subsidiaries, our proprietary products, which we introduced in 1997, represented approximately 73% of our revenues in fiscal year 2011. These products carry a higher margin, provide for branding opportunity and distinguish us from our competitors. We currently offer proprietary products that range from media products to restorative, sleep, stress relief, yoga and Pilates accessories and organic cotton apparel, bedding and bath products. We have also expanded our exclusive media library to over 3,400 titles through acquisitions and internal development. We continue to develop and market proprietary products across the LOHAS sectors. We will continue to look for additional library acquisitions as we expand our content across the Conscious Media market. We are strengthening our supply chain globally by sourcing a greater number of products offshore and leveraging our expanding media sales to obtain lower costs from our replicators. We leverage our product development costs over all sales channels.

Capitalize on our Multi-channel Approach

Our multi-channel strategy affords us the broadest possible customer reach, as well as allowing our customers to buy from us “what they want, when they want, where they want.” This approach makes purchasing our lifestyle products convenient regardless of the channel that a customer prefers. It also allows us to migrate segments of our customer base across channels to develop deeper, longer-lasting relationships with them, and to convert them from purchasers of individual media products into subscribers to our online content on a continuity basis. Additionally, this diversified, strategic approach should provide for continued operating and business stability as we have the ability to cross-market lifestyle products and services regardless of the customer location or the channel to which we are marketing.

In our direct to consumer business we are open 24 hours a day, offering products on our Internet sites. The future of our direct business (catalog, ecommerce and subscription) is evolving as its platform changes to be more solutions-based versus transaction-based. As we increase the depth of media and functionality available to our consumers, our Internet presence will transform from being merely a place to “order” product to a place to “consume” it in real-time as digital downloads become more mainstream. This will allow our customers to both stream or download content as well as buy products focused on five solution-based segments: fitness/ wellness; personal growth; relationships, green living, and responsible entertainment. In our business segment, we continue to expand our presence in national retailers and currently have placements in approximately 62,000 retail points in the United States. We also continue to expand our store within store concept in a variety of stores, including Target, Dick’s Sporting Goods Whole Foods Market, Best Buy, REI, Barnes & Noble Bookstores, Ulta, and other national retailers. We currently have over 14,600 store within store concepts. As digital has become more main stream, our strong relationships with retailers has allowed us to migrate our media and products to retailers’ Internet sales channels.

Complement our Existing Business with Selective Strategic Acquisitions

Our growth strategy is not dependent on acquisitions. However, we will consider strategic acquisitions that complement our existing business, increase our media and related product offerings, expand our geographical reach, extend our channel distribution, and add to our direct customer base. We especially focus on companies with media content, a strong brand identity and customer databases that augment our existing databases. We often allow some of the acquired company’s management team to retain responsibility for front-end business functions such as creative presentation and marketing, while consolidating operational functions under our existing infrastructure when we can realize economies of scale.

Our Business Segments

During 2011, the business, direct to consumer, and solar segments represented 32.1%, 28.1%, and 39.8% of our net revenues, respectively. Our business segment is dependent upon a few major customers for a significant portion of its revenues. See Note 13 to our consolidated financial statements for further information on our segments.

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to 37.5% and, thus, we no longer had financial control of or made decisions about resources to be allocated to this investee, but retained significant financial influence. Accordingly, we deconsolidated Real Goods Solar and reported it as an equity method investment on our consolidated balance sheet at December 31, 2011. Since Real Goods Solar was not deconsolidated until the end of 2011, our consolidated statements of operations and cash flows reflect Real Goods Solar on a consolidated basis for each of the years ended December 31, 2011, 2010, and 2009, except for the removal of Real Goods Solar’s cash balance at December 31, 2011 from the cash flow statement for the year ended December 31, 2011.

Since the deconsolidation of our solar segment, we now separate our business into two segments: the business segment, which includes sales to businesses, retailers, international licenses, corporate accounts and media outlets; and the direct to consumer segment, which includes DRTV, catalogs, ecommerce, and subscription services.

Our Intellectual Property

Our tradename Gaiam and various product and Internet domain names are subject to trademark or pending trademark applications of Gaiam or a Gaiam company. We believe these trademarks are significant assets to our business.

Our Competition

We believe that fragmented supplier and distribution networks continue to characterize the LOHAS market, and we are not aware of a dominant leader. According to Nielson’s Videoscan, we continue to be the leader in fitness/wellness media with a 38% market share and we are ranked 8th in non-theatrical media with a 6% market share. We believe the principal competitive factors in the LOHAS market are authenticity of information, unique content and distinctiveness of products and services, quality of product, brand recognition and price, and distribution capabilities. We believe we compete favorably on all these relevant factors. Because we use multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include Warner Bros., Disney, Paramount, Fox, Lions Gate, Liberty Media, thousands of small, local and regional businesses, and product lines or items offered by large retailers, manufacturers, publishers and media producers.

Our Competitive Advantage

We believe we have a number of advantages over our competitors, including the following:

•

Brand Recognition and Authenticity. Our brand is readily recognized as a leader in our industry. We continue to develop authentic content for the LOHAS market, particularly in the categories of fitness/wellness, eco-living and responsible media. Our reputation and longevity in the LOHAS marketplace makes us the first choice for many consumers.

•

Unique Vertical Media Content Business Model. We believe we have a competitive advantage with our unique media content business model, which is vertically integrated from content production through digital distribution. With our in-house studios, post production facility, and digital asset management distribution system, we can produce new content at a very low incremental cost.

•

Multi-channel Distribution Capabilities. Our products are accessible by our customers when, where and how ever they want them. Customers may purchase and receive our products from retail stores, the Internet, direct response television, catalogs, web subscriptions, or digital streaming. Our retail distribution currently reaches 62,000 doors in the United States. In retailer locations, we are pairing our media content with our other product offerings to create a unique display and merchandising opportunity for our brand, which we call a store within store. We currently have over 14,600 of these displays across the country, allowing the consumer to find a Gaiam “home” where they shop.

•

Market Share. We maintain a leading market share in fitness media at retail, which reflects the popularity of our content with consumers and the quality of our strategic partnerships with key retailers. We currently have a 38% market share in fitness according to Nielsen VideoScan. As a result of this leading market position, we have been successful in becoming the category manager for fitness media in over 6,300 retail locations. This role uniquely positions Gaiam as a close partner with retailers and provides us the opportunity to manage the entire fitness category at these locations. Additionally, we are the 8th largest player in the non-theatrical market with a 6% market share according to Nielsen VideoScan.

•

Owned Content. As media content distribution moves to a digital online model, the fact that we own all rights to the majority of our titles will permit us to offer them through any channel of distribution. We have over 10 million customers that have purchased directly from Gaiam to whom we can market digital content to as the online and mobile digital format becomes more mainstream.

•

Strong Balance Sheet. We had $14.5 million of cash, no debt, and an unused $15 million dollar line of credit at December 31, 2011. We believe that our financial strength differentiates us from our competitors, providing us with the ability to further acquire content or businesses that complement our business model and customer base.

Our Employees

As of February 9, 2012, we employed approximately 289 full-time and 26 part-time individuals. None of our employees are covered by a collective bargaining agreement.

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

We generally collect sales taxes only on sales to residents of states in which we have locations. Currently, we collect sales taxes on certain sales to residents of Colorado, Illinois, New York and Ohio. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected. Our business is also subject to a number of other governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, merchandise that we import is subject to import and customs duties and, in some cases, import quotas.

Seasonality

See the “Quarterly and Seasonal Fluctuations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information pertaining to the seasonal aspects of our business.

Available Information

Our corporate website at www.gaiam.com/corporate provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our www.gaiam.com website features a library of information and articles on personal development, healthy lifestyles and environmental issues, along with an extensive offering of media, products and services. We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Form 10-K, 10-Q and 8-K. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

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

Changes in general economic conditions could have a material impact on our business

Changes in overall economic conditions that impact consumer spending could impact our results of operations. Future economic conditions affecting disposable income such as employment levels, consumer confidence, credit availability, business conditions, stock market volatility, inflation, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products. If the economic conditions and performance of the retail and media environment worsen, we may experience material adverse impacts on our business, operating results and financial condition.

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

Acquisitions and new initiatives may harm our financial results

We have historically expanded our operations in part through strategic acquisitions and through new initiatives that we generate. We cannot accurately predict the timing, size and success of these efforts. Our acquisition and new initiative strategies involve significant risks that could inhibit our growth and negatively impact our operating results, including the following: our ability to identify suitable acquisition candidates or new initiatives at acceptable prices; our ability to complete the acquisitions of candidates that we identify or develop our new initiatives; our ability to compete effectively for available acquisition opportunities; increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent liabilities associated with acquisitions and new initiatives; failure of acquired businesses or new initiatives to achieve expected results; our failure to retain key customers or personnel of acquired businesses and difficulties entering markets in which we have no or limited experience. In addition, the size, timing and success of any future acquisitions and new initiatives may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our Class A common stock.

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

Our founder and chairman Jirka Rysavy controls us

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 668,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 77% of our voting stock and, thus, is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

The operating results of our solar energy equity method investment could adversely affect our net results

Our consolidated net results will include 37.5% of the reported net results of Real Goods Solar, which we report on the equity method. To the extent that Real Goods Solar reports a net loss for any given period, this will adversely affect our net results for that period. Real Goods Solar reported a net loss for its fiscal year ended December 31, 2011 of $1.9 million. Real Goods Solar’s business is affected by general business factors, including prevailing economic conditions, competition, consumer credit market conditions, and similar factors. Real Goods Solar’s business may also be affected by many factors that specifically affect the demand for solar energy systems and the solar energy industry, including the following:

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

Additionally, success in Ecommerce depends upon our ability to provide a compelling and satisfying shopping experience. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online technology, and if we are unable to do this, our business could be adversely affected.

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

Government regulation of the Internet and Ecommerce is evolving and unfavorable changes could harm our business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and Ecommerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, pricing, content, copyrights, distribution, consumer protection, the provision of online payment services and quality of products and services. There is lack of clarity on how existing laws governing issues such as property ownership, sales and other taxes and personal privacy apply to the Internet and Ecommerce. Unfavorable resolution of these issues may harm our business.

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

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

Our principal executive offices are located in Louisville, Colorado. Our fulfillment center is located in the Cincinnati, Ohio area. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration
Louisville, CO	148,400 sq. ft.	Headquarters and studios	Owned
Cincinnati, OH	208,120 sq. ft.	Fulfillment center	June 2013
New York, NY	12,700 sq. ft.	Media office	March 2015
Libertyville, IL	7,691 sq. ft.	Office	December 2014

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

Item 4. Reserved

PART II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 8, 2012, we had 4,598 shareholders of record and 17,297,844 shares of $.0001 par value Class A common stock outstanding. We have 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the period indicated:

	High	Low	Close	Average Daily Volume
Fiscal 2011:
Fourth Quarter	$4.38	$2.95	$3.24	34,065
Third Quarter	$5.13	$3.18	$3.39	56,128
Second Quarter	$6.69	$4.19	$4.97	126,198
First Quarter	$7.95	$6.15	$6.60	46,482

Fiscal 2010:
Fourth Quarter	$7.94	$6.25	$7.70	53,584
Third Quarter	$7.07	$5.30	$6.69	56,988
Second Quarter	$9.49	$6.00	$6.07	69,308
First Quarter	$9.06	$6.32	$8.30	42,431

Issuer Purchases of Registered Equity Securities

We purchased shares of our Class A common stock as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 2011 (1)	50,000	$3.6100	—	—
September 2011 (1)	468,762	$3.6549	—	—
October 2011 (1)	109,241	$3.2200	—	—

(1)	We repurchased these shares of our Class A common stock in the open market.

Dividend Policy

During 2010, in order to ensure that favorable tax treatment was available to our shareholders, we decided to make an early payment of our 2011 annual $0.15 per share cash dividend on our capital stock. This resulted in the payment of two dividends during 2010, but no dividends were paid during 2011.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,330,010	$5.75	2,278,841
Equity compensation plans not approved by security holders	—	—	—

Total	1,330,010	$5.75	2,278,841

Stock Performance Graph

The Graph below shows, for the five years ended December 31, 2011, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2006 and also shows the relative stock performances of our Class A common stock commencing with Gaiam’s initial public offering on October 29, 1999 until December 31, 2006. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market (U.S. Companies) Index and (b) a media peer group, comprised of Martha Steward Living Omnimedia, Inc.; The Walt Disney Company; and Lions Gate Entertainment Corp. Although total return for the assumed investment reflects a reinvestment of all dividends on December 31st of the year in which such dividends are paid, no cash dividends were paid on our common stock until the two dividends we paid in 2011. Our Class A common stock is quoted by The NASDAQ Stock Market’s Global Market under the trading symbol GAIA.

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6. Selected financial data

We derived the selected consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and consolidated balance sheet data as of December 31, 2011 and 2010 set forth below from our audited consolidated financial statements which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and consolidated balance sheet data as of December 31, 2009, 2008 and 2007 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008 (b)	2007
Consolidated Statements of Operations Data:
Net revenues	$274,773	$274,268	$278,473	$257,172	$262,943
Cost of goods sold	157,912	138,438	134,370	107,927	94,565

Gross profit	116,861	135,830	144,103	149,245	168,378

Expenses:
Selling and operating	110,008	117,152	131,659	142,401	144,768
Corporate, general and administration	13,291	12,534	13,225	13,059	13,157
Subsidiary’s acquisition-related costs	2,393	—	—	—	—
Other general income and expense	22,456	—	—	82,928	—

Total expenses	148,148	129,686	144,884	238,388	157,925

Income (loss) from operations	(31,287)	6,144	(781)	(89,143)	10,453
Loss from deconsolidation of subsidiary	(4,550)	—	—	—	—
Interest and other income (expense)	(90)	1,291	(1,524)	1,216	4,148
Gain from issuance of subsidiary stock	—	—	—	32,800	—

Income (loss) before income taxes and noncontrolling interest	(35,927)	7,435	(2,305)	(55,127)	14,601
Income tax expense (benefit)	(10,657)	2,366	(2,088)	(7,178)	5,767

Net income (loss)	(25,270)	5,069	(217)	(47,949)	8,834
Net (income) loss attributable to noncontrolling interest	398	(794)	513	12,123	(310)

Net income (loss) attributable to Gaiam, Inc.	$(24,872)	$4,275	$296	$(35,826)	$8,524

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(1.08)	$0.18	$0.01	$(1.47)	$0.34

Diluted	$(1.08)	$0.18	$0.01	$(1.47)	$0.34

Weighted-average shares outstanding:
Basic	23,126	23,226	23,306	24,452	24,962

Diluted	23,126	23,383	23,378	24,452	25,214

	As of December 31,
(in thousands)	2011 (c)	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash (a)	$14,545	$28,773	$48,325	$31,965	$66,258
Working capital	60,315	95,006	94,910	95,780	106,815
Total assets (b)	163,290	207,433	211,849	201,734	240,712
Total liabilities	32,116	38,671	44,322	33,452	34,251
Total equity (b)	131,174	168,762	167,527	168,282	206,461

(a)	During 2007 through 2011, we used $56.2 million of cash to repurchase our common stock.

(b)	We restated certain amounts to reflect the correction of immaterial errors with regards to our subsidiary’s 2008 income taxes. For 2008, income tax benefit was reduced by $364 thousand, net loss attributable to noncontrolling interest was increased by $161 thousand, net loss was increased by $203 thousand, and net loss per share increased by $0.01. From 2008 through 2010, total assets and total equity were each reduced by $364 thousand. See Note 11 to our consolidated financial statements for 2011.
(c)	On December 31, 2011, as a result of a decrease in our ownership rights to 37.5%, we converted our accounting for Real Goods Solar from consolidated to equity investment method. Thus, our consolidated balance sheet data at December 31, 2011 excludes Real Goods Solar’s consolidated balance sheet. See Note 3 to our consolidated financial statements for 2011.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, Ecommerce trends, future Internet related taxes, our founder’s control of us, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Our media brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the LOHAS market. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via the Internet, direct response marketing, subscriptions, digital streaming through Gaiam TV and catalogs, and through national retailers, digital partners and corporate accounts. Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. Following our deconsolidation of the financial results of Real Goods Solar, we market our products and services across two segments: business and direct to consumer. We distribute the majority of our products from our fulfillment center or drop-ship products directly to customers. We also utilize a third party replication and fulfillment center for media distribution in our business segment.

Our business segment sells directly to retailers, with our products available in approximately 62,000 retail doors in the United States. At the end of 2011, our store within store presentations, which include custom fixtures that we design, were in over 14,600 locations worldwide. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to approximately 6,300 doors, up from 5,700 at the end of 2010.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and the LOHAS industry’s focus and future.

During 2011, both of our segments experienced events that negatively impacted revenues and expenses. In our business segment, our sales were reduced by the absence of Borders, which entered into bankruptcy liquidation during 2011, and low in-stock levels at our largest retail customer that were not fully resolved until May 2011. In latter half of 2011, we ended an ineffective and costly third party fulfillment program and returned to a more favorable direct relationship with the entertainment media department of Walmart. Our direct to consumer segment experienced reduced revenues due to our planned optimization of advertising spend and the repositioning of this direct response television sales program to our branded products, as well as reduced catalog circulation while we tested our apparel and other repositioning strategies.

Our business segment, towards the end of the third quarter of 2011, began to ship product under our recently announced role as entertainment media aggregator for a large retailer and we have leveraged and expanded this distribution model to other retailers and digital partners. During the fourth quarter of 2011, we launched two new branded product lines: Restore, our at-home rehabilitative and restorative accessories, and Gaiam Sol, our premium yoga line. These two new product lines are performing well for our retailers. During 2012, this segment will also be offering through its retailer and digital partners several As Seen On TV fitness media and healthy living products, some of which will be featuring The Biggest Loser star, Jillian Michaels, as well as our other branded fitness media, such as The Firm Express. With our branded products and category management and media aggregator roles, we effectively control the yoga and fitness offerings at some the largest retailers in the nation.

In our direct to consumer segment, during the latter half of 2011, we launched The Firm Express, our first direct response television program under our repositioned business model designed to maintain brand alignment and grow revenue through our large distribution reach. At the end of 2011, this segment also launched the digital platform, Gaiam TV.com, allowing us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of mostly exclusive media content. In early 2012, we debuted through our direct response television business Jillian Michael’s Body Revolution media and accessories weight loss product, the sales of which thus far have been strong, and later in 2012 this business will be launching a next generation healthy cooker and new skin care products. Also during 2012, we plan to continue our repositioning of our ecommerce and catalog product offerings towards more apparel, fashion, and fitness.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. In 2011, we adopted new accounting guidance that provides the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value for a reporting unit is more likely than not greater than the carrying amount for that reporting unit, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

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

Media Library

Our media library asset represents the fair value of the library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to direct-mail and online customers. We amortize the fair value of acquired or purchased media titles and content on a straight-line basis over succeeding periods on the basis of their estimated useful lives. We defer capitalized production costs for financial reporting purposes until the media is released, and then amortize these costs over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate.

Share-Based Compensation

We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the grant date fair value. In estimating this fair value, there are certain assumptions that we use, as disclosed in Note 10, Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	57.5%	50.5%	48.3%

Gross profit	42.5%	49.5%	51.7%

Expenses:
Selling and operating	40.0%	42.7%	47.3%
Corporate, general and administration	4.8%	4.6%	4.7%
Subsidiary’s acquisition-related costs	0.9%	—%	—%
Other general expense	8.2%	—%	—%

Total expenses	53.9%	47.3%	52.0%

Income (loss) from operations	-11.4%	2.2%	-0.3%
Loss from deconsolidation of subsidiary	-1.7%	—%	—%
Interest and other income (expense)	0.0%	0.5%	-0.5%

Income (loss) before income taxes and noncontrolling interest	-13.1%	2.7%	-0.8%
Income tax expense (benefit)	-3.9%	0.8%	-0.7%
Net (income) loss attributable to noncontrolling interest	0.1%	-0.3%	0.2%

Net income (loss) attributable to Gaiam, Inc.	-9.1%	1.6%	0.1%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenue. Net revenue increased $0.5 million, or 0.2%, to $274.8 million during 2011 from $274.3 million during 2010. Net revenue in our business segment decreased $9.0 million, or 9.2%, to $88.3 million during 2011 from $97.2 million during 2010, primarily due to low in-stock levels at our largest retail customer which were not fully resolved until late May, an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned to a direct relationship by the end of July, fewer As Seen On TV products offered at our retailers, and the absence of sales to Borders resulting from its bankruptcy during the second quarter of 2011, partially offset by increased revenues from our media aggregator role that commenced in September 2011. Net revenue in our direct to consumer segment decreased $22.4 million to $77.3 million during 2011 from $99.7 million during 2010, primarily attributable to a $21.8 million sales declines resulting from our previously disclosed plans to lower spending for direct response television advertising. Net revenue in our former solar segment increased $31.9 million to $109.3 million during 2011 from $77.3 million during 2010. This increase was attributable to the segment’s acquisition of Alteris.

Cost of goods sold. Cost of goods sold increased $19.5 million, or 14.1%, to $157.9 million during 2011 from $138.4 million during 2010. As a percentage of net revenue, cost of goods sold increased to 57.5% during 2011 from 50.5% during 2010. Cost of goods sold in our business segment decreased $0.1 million, or 0.2%, to $47.3 million during 2011 from $47.4 million during 2010 and, as a percentage of net revenue, increased to 53.6% during 2011 from 48.8% during 2010, primarily due to a shift in product sales mix as a result of our media aggregator role. Cost of goods sold in our direct to consumer segment decreased $6.0 million, or 17.1%, to $29.2 million during 2011 from $35.2 million during 2010 and, as a percentage of net revenue, increased to 37.8% during 2011 from 35.3% during 2010, primarily reflecting increased revenues in our higher cost ecommerce business, partially offset by reduced revenues in our lower cost direct response television business. Cost of goods sold in our former solar segment increased $25.6 million, or 45.8%, to $81.4 million during 2011 from $55.8 million during 2010 and, as a percentage of net revenue, increased to 74.5% during 2011 from 72.2% during 2010, primarily due to increased revenues from our higher cost commercial installations.

Selling and operating expenses. Selling and operating expenses decreased $7.1 million, or 6.1%, to $110.0 million during 2011 from $117.2 million during 2010. As a percentage of net revenue, selling and operating expenses decreased to 40.0% during 2011 from 42.7% during 2010. This decrease is primarily the result of reducing direct response television advertising and catalog circulation, partially offset by an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned to a more profitable direct relationship by the end of July, costs to develop and launch our Gaiam TV and digital delivery strategies, inclusion of Alteris, and the opening of a flagship retail store.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.8 million, or 6.0%, to $13.3 million during 2011 from $12.5 million during 2010. As of percentage of net revenue, corporate, general and administration expenses increased to 4.8% during 2011 from 4.6% during 2010 reflecting the cost of Alteris’ infrastructure and the addition of senior management positions in our former solar segment.

Subsidiary’s acquisition-related costs. Subsidiary’s acquisition-related costs were $2.4 million during 2011 and were comprised of transaction expenses related to Real Goods Solar’s acquisition of Alteris.

Other general expense. Other general expense was $22.5 million during 2011 and represented a noncash goodwill impairment charge related to our business segment that was necessitated by the trading price of our stock.

Loss on deconsolidation of subsidiary. Loss on deconsolidation of subsidiary was $4.5 million during 2011 and reflects the noncash remeasurement to fair value of our investment in Real Goods Solar necessitated by the decrease in our voting ownership to approximately 37.5% and the resulting conversion of our accounting for Real Goods Solar from consolidated subsidiary to equity method investee.

Income tax benefit. Income tax benefit during 2011 was increased by $7.1 million due to the reducing of a deferred tax liability related to our equity method investment in Real Goods Solar as a result of our deconsolidation and remeasurement to fair value of this investment, reduced by $8.1 million related to the impairment of nondeductible goodwill, and reduced by $0.5 million due to certain nondeductible acquisition-related costs incurred by Real Goods Solar for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net income (loss) attributable to noncontrolling interest. Net loss attributable to noncontrolling interest was $0.4 million during 2011 compared to net income of $0.8 million during 2010 primarily as a result of acquisition-related costs incurred by our former solar segment and its consolidation of the not yet integrated and optimized Alteris.

Net income (loss) attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $24.9 million during 2011 compared to net income of $4.3 million during 2010. Net loss per share attributable to Gaiam, Inc. common shareholders was $1.08 per share during 2011 compared to net income of $0.18 per share during 2010. Excluding our subsidiary’s acquisition-related costs, goodwill impairment charge, and loss on deconsolidation of Real Goods Solar, our net income for the fourth quarter of 2011 would have been $1.4 million or $0.06 per share and our net loss for 2011 would have been $3.2 million or $0.14 per share. Refer to the Non-GAAP Financial Measures table below.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenue. Net revenue decreased $4.2 million, or 1.5%, to $274.3 million during 2010 from $278.5 million during 2009. Net revenue in our business segment decreased $1.0 million to $97.2 million during 2010 from $98.2 million during 2009, primarily reflecting a modest weakening in the consumer retail environment, retailer store closings, and very high comparables in 2009 (as compared to 2008) when retailers re-stocked their inventories. Net revenue in our direct to consumer segment decreased $16.2 million to $99.7 million during 2010 from $115.9 million during 2009. This 14.0% decrease in the direct to consumer segment net revenue primarily reflects our decision to strategically reduce catalog circulation by 20%, reduce television advertising in our direct response marketing program and close unprofitable businesses. Net revenue to external customers in our former solar segment increased $13.0 million to $77.3 million during 2010 from $64.3 million during 2009 due to organic growth.

Cost of goods sold. Cost of goods sold increased $4.1 million, or 3.0%, to $138.4 million during 2010 from $134.4 million during 2009. As a percentage of net revenue, cost of goods sold increased to 50.5% during 2010 from 48.3% during 2009. Cost of goods sold in our business segment decreased $0.9 million, or 1.8%, to $47.4 million during 2010 from $48.3 million during 2009 and, as a percentage of net revenue, decreased to 48.8% during 2010 from 49.2% during 2009, primarily reflecting a shift in sales mix to more media distribution and international licensing fee arrangements which do not have any associated cost of goods sold. Cost of goods sold in our direct to consumer segment decreased $2.5 million, or 6.6%, to $35.2 million during 2010 from $37.7 million during 2009 and, as a percentage of net revenue, increased to 35.3% during 2010 from 32.5% during 2009, primarily reflecting reduced revenues in our direct response marketing channel. Cost of goods sold in our former solar segment increased $7.4 million, or 15.4%, to $55.8 million during 2010 from $48.4 million during 2009 and, as a percentage of net revenue, decreased to 72.2% during 2010 from 75.2% during 2009, primarily reflecting reduced installation component costs.

Selling and operating expenses. Selling and operating expenses decreased $14.5 million, or 11.0%, to $117.2 million during 2010 from $131.7 million during 2009 and, as a percentage of net revenue, decreased to 42.7% during 2010 from 47.3% during 2009. This decreased primarily as a result of reducing payroll and infrastructure costs, optimizing television advertising expenses and reducing catalog prospecting.

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

Supplemental Pro Forma Financial Information

The following supplemental pro forma information is presented for informational purposes only, as an aid to understanding our historical financial results as if our deconsolidation of Real Goods Solar was effective for all periods presented. This pro forma should not be considered a substitute for the actual historical financial information prepared in accordance with generally accepted accounting principles (“GAAP”), as presented in our filings on Form 10-Q and 10-K. The unaudited pro forma consolidated financial information disclosed below is for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the date indicated, or our future consolidated results of operations.

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to approximately 37.5% and, thus, we no longer had financial control of Real Goods Solar, but retained significant financial influence. Accordingly, we deconsolidated Real Goods Solar and reported it as an equity investment on our consolidated balance sheet at December 31, 2011.

The unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2011 and 2010 present our condensed consolidated results of operations giving pro forma effect to the deconsolidation of Real Goods Solar as if it had occurred on January 1, 2010. These pro forma financial statements should be read in connection with our historical consolidated financial statements for the years ended December 31, 2011 and 2010, which are included herein.

We have made pro forma adjustments based on currently available information, estimates and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this deconsolidation on our historical financial information.

The following are our unaudited pro forma statements of operations for the years ended:

(in thousands, except per share data)	2011	2010
Net revenue	$165,516	$196,944
Cost of goods sold	76,515	82,624

Gross profit	89,001	114,320

Expenses:
Selling and operating	86,374	100,435
Corporate, general and administration	9,182	9,762
Other general expense	22,456	—

Total expenses	118,012	110,197

Income (loss) from operations	(29,011)	4,123
Interest and other income	94	1,276

Income (loss) before income taxes and noncontrolling interest	(28,917)	5,399
Income tax expense (benefit)	(2,948)	1,569
Losses from equity method investment	713	465

Net income (loss)	(26,682)	4,295
Net income attributable to noncontrolling interest	(454)	(232)

Net income (loss) attributable to Gaiam, Inc.	$(27,136)	$4,063

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(1.17)	$0.17

Diluted	$(1.17)	$0.17

Weighted average shares outstanding:
Basic	23,126	23,226

Diluted	23,126	23,383

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited results of operations for each of the quarters in 2011 and 2010. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2011 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (a)
Net revenue	$54,812	$50,709	$73,333	$95,919
Gross profit	25,860	22,602	31,914	36,485
Loss before income taxes and noncontrolling interests	(1,509)	(7,113)	(1,655)	(25,650)
Net loss	(941)	(4,978)	(1,189)	(18,162)
Net loss attributable to Gaiam, Inc.	(1,000)	(4,141)	(1,229)	(18,502)
Diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(0.04)	$(0.18)	$(0.05)	$(0.82)
Weighted average shares outstanding-diluted	23,301	23,314	23,205	22,691

	Year 2010 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$62,183	$56,426	$72,328	$83,331
Gross profit	32,212	28,925	33,164	41,529
Income (loss) before income taxes and noncontrolling interests	(496)	(1,048)	2,131	6,848
Net income (loss)	(319)	(495)	1,330	4,553
Net income (loss) attributable to Gaiam, Inc.	(250)	(543)	852	4,216
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.01)	$(0.02)	$0.04	$0.18
Weighted average shares outstanding-diluted	23,140	23,243	23,352	23,440

(a)	During the quarter ended December 31, 2011, we recorded a noncash, goodwill impairment charge of $22.5 million, a noncash loss on deconsolidation of subsidiary of $4.5 million, and an income tax benefit of $7.1 million related to the remeasurement to fair value of our equity method investment in Real Goods Solar. See Notes 3 and 6 to our consolidated financial statements for 2011.

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

Non-GAAP Financial Measures

We have utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing our financial results for the quarter and year ended December 31, 2011. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of our quarter and year ended December 31, 2011 GAAP net loss to our non-GAAP net income (loss) is set forth below (unaudited, in millions):

	For the Quarter Ended December 31, 2011	For the Year Ended December 31, 2011
Net loss attributable to Gaiam, Inc.	$(18.5)	$(24.9)
Exclusion of Real Goods Solar’s acquisition-related costs (net of taxes of $0.6 million) (a)	—	1.8
Exclusion of non-cash impairment of goodwill (no taxes)	22.5	22.5
Exclusion of loss on deconsolidation of Real Goods Solar (net of taxes of $7.1 million for each period) (b)	(2.6)	(2.6)

Non-GAAP net income (loss) attributable to Gaiam, Inc.	$1.4	$(3.2)

A reconciliation of our quarter and year ended December 31, 2011 GAAP net loss per share to our non-GAAP net income (loss) per share is set forth below (unaudited, in millions except share and per share data):

	For the Quarter Ended December 31, 2011	For the Year Ended December 31, 2011
Net loss per share attributable to Gaiam, Inc. common shareholders—diluted	$(0.82)	$(1.08)
Exclusion of Real Goods Solar’s acquisition-related costs per share (net of taxes of $0.6 million) (a)	—	0.08
Exclusion of non-cash impairment of goodwill per share (no taxes)	0.99	0.97
Exclusion of loss on deconsolidation of Real Goods Solar per share (net of taxes of $7.1 million for each period)	(0.11)	(0.11)

Non-GAAP net income (loss) per share attributable to Gaiam, Inc. common shareholders—diluted	$0.06	$(0.14)

Weighted average shares used in net income (loss) per share calculations—diluted	22,691,000	23,126,000

(a)	Income taxes were computed at Real Goods Solar’s combined effective tax rate of approximately 42% after excluding permanent tax differences of $1.1 million.
(b)	Income taxes were computed at Gaiam’s combined effective tax rate of approximately 35.5%.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development of our Internet and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them.

Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed.

We have a revolving line of credit agreement with a financial institution with a current expiration date of November 16, 2012. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At December 31, 2011, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$5,240	$(4,952)	$28,134
Investing activities	(10,793)	(8,701)	(9,036)
Financing activities	(8,630)	(5,930)	(2,735)
Effects of exchange rates on cash and cash equivalents	(45)	31	(3)

Net increase (decrease) in cash and cash equivalents	$(14,228)	$(19,552)	$16,360

Operating activities. Our operating activities provided net cash of $5.2 million and used net cash of $5.0 million during 2011 and 2010, respectively. Our net cash provided by operating activities during 2011 was primarily attributable to noncash adjustment to net loss of $23.7 million, increased accounts payable and accrued liabilities of $14.0 million, and decreased accounts receivable of $2.2 million, partially offset by the net loss of $25.3 million, and increased other current assets, inventory, and deferred advertising costs of $4.9 million, $3.2 million, and $1.3 million, respectively. Our net cash used by operating activities during 2010 was primarily attributable to decreased accounts payable and accrued liabilities of $6.7 million and increased inventory, accounts receivable, other assets, and deferred advertising costs of $5.5 million, $4.2 million, $2.4 million and $1.4 million, respectively, partially offset by noncash adjustments to net income of $10.1 million and net income of $5.1 million. The reduction in accounts payable primarily reflects payments for inventory purchases.

Investing activities. Our investing activities used net cash of $10.8 million and $8.7 million during 2011 and 2010, respectively. The net cash used by investing activities during 2011 was primarily attributable to the deconsolidation of our solar subsidiary’s cash of $11.8 million on December 31, 2011, acquired property and equipment to maintain normal operations of $2.5 million, building improvements in preparation for leasing of $1.7 million, and media content of $1.6 million, partially offset by cash acquired from our solar subsidiary’s acquisition of Alteris of $3.4 million, collection on a note receivable of $2.7 million, and release of restricted cash of $0.7 million. The net cash used in investing activities during 2010 was used primarily to acquire licensing rights for the Discovery Channel’s media catalog and other media content for $6.0 million and property and equipment to maintain normal operations for $2.7 million.

Financing activities. Our financing activities used net cash of $8.6 million and $5.9 million during 2011 and 2010, respectively. Our net cash used in financing activities during 2011 was primarily the result of repayments of Alteris’ line of credit and debt and capital lease borrowings of $5.3 million, repurchase of 628,003 of our Class A common shares for a total cost of $2.3 million, and Real Goods Solar’s repurchase of 379,400 of its Class A common shares for a total cost of $1.1 million, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.1 million. Our net cash used in financing activities during 2010 was the result of the payment of both our 2010 and 2011annual dividends during 2010, which totaled $7.0 million or $0.15 per share for each distribution, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $1.1 million.

On January 11, 2011, we renewed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the unissued portion of the 5,000,000 shares of our Class A common stock that we originally registered on November 8, 2007. During 2011, no shares were issued under this shelf registration.

We believe our available cash, cash expected to be generated from operations, cash generated by the sale of our stock and investments, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

Contractual Obligations

We have commitments pursuant to operating lease obligations, but do not have any outstanding commitments pursuant to purchase agreements. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$4,890	$1,808	$2,695	$387	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but on occasion do invest in foreign currencies or enter into forward contracts for foreign currency transactions, the gains and losses from which historically have been immaterial. On July 1, 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to accounting risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of December 31, 2011.

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

Item 8. Financial statements and supplementary data

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Gaiam, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule II for the years ended December 31, 2011, 2010, and 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaiam, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the related financial statement schedule II for the years ended December 31, 2011, 2010, and 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gaiam, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO Criteria.

Ehrhardt Keefe Steiner & Hottman PC

March 15, 2012

Denver, Colorado

GAIAM, INC.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share data)	2011	2010
ASSETS
Current assets:
Cash	$14,545	$28,773
Accounts receivable, net	31,113	50,322
Inventory, less allowances	29,205	33,218
Deferred advertising costs	3,303	2,341
Receivable and deferred tax assets	6,686	8,803
Receivable from equity method investee	2,176	—
Note receivable and other current assets	7,305	10,220

Total current assets	94,333	133,677

Property and equipment, net	23,664	27,861
Media library, net	14,576	15,596
Deferred tax assets	12,636	3,145
Goodwill	2,673	25,861
Other intangibles, net	569	813
Equity method investment	14,300	—
Other assets	539	480

Total assets	$163,290	$207,433

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$21,069	$27,837
Accrued liabilities	11,047	10,834

Total current liabilities	32,116	38,671

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,297,844 and 17,898,921 shares issued and outstanding at December 31, 2011 and 2010, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2011 and 2010	1	1
Additional paid-in capital	158,773	157,610
Accumulated other comprehensive income	113	114
Accumulated deficit	(30,779)	(5,907)

Total Gaiam, Inc. shareholders’ equity	128,110	151,820
Noncontrolling interest	3,064	16,942

Total equity	131,174	168,762

Total liabilities and equity	$163,290	$207,433

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of operations

	Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Net revenue	$274,773	$274,268	$278,473
Cost of goods sold	157,912	138,438	134,370

Gross profit	116,861	135,830	144,103

Expenses:
Selling and operating	110,008	117,152	131,659
Corporate, general and administration	13,291	12,534	13,225
Subsidiary’s acquisition-related costs	2,393	—	—
Other general expense	22,456	—	—

Total expenses	148,148	129,686	144,884

Income (loss) from operations	(31,287)	6,144	(781)
Loss from deconsolidation of subsidiary	(4,550)	—	—
Interest and other income (expense)	(90)	1,291	(1,524)

Income (loss) before income taxes and noncontrolling interest	(35,927)	7,435	(2,305)
Income tax expense (benefit)	(10,657)	2,366	(2,088)

Net income (loss)	(25,270)	5,069	(217)
Net (income) loss attributable to noncontrolling interest	398	(794)	513

Net income (loss) attributable to Gaiam, Inc.	$(24,872)	$4,275	$296

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(1.08)	$0.18	$0.01

Diluted	$(1.08)	$0.18	$0.01

Weighted average shares outstanding:
Basic	23,126	23,226	23,306

Diluted	23,126	23,383	23,378

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statement of changes in equity

	Total	Comprehensive Income (Loss)	Gaiam, Inc. Shareholders					Noncontrolling Interest
(in thousands, except shares)			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Common Stock Amount	Common Stock Shares	Additional Paid-in Capital
Balance at December 31, 2008	$168,282	$—	$(10,478)	$88	$3	23,941,201	$163,652	$15,017

Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	1,507	—	—	—	—	112,011	1,507	—
Issuance of subsidiary common stock in conjunction with acquisitions and compensation	962	—	—	—	—	—	183	779
Repurchase of stock	(2,810)	—	—	—	—	(932,000)	(2,810)	—
Subsidiary dividends to noncontrolling interests	(194)	—	—	—	—	—	—	(194)
Comprehensive loss:
Net income (loss)	(217)	(217)	296	—	—	—	—	(513)
Foreign currency translation	(3)	(3)	—	(3)	—	—	—	—

Comprehensive loss	(220)	(220)	—	—	—	—	—	—

Balance at December 31, 2009	167,527		(10,182)	85	3	23,121,212	162,532	15,089

Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and compensation	1,943	—	—	—	—	177,709	1,943	—
Issuance of subsidiary common stock in conjunction with acquisitions and compensation	358	—	—	—	—	—	176	182
Distribution of dividend	(6,966)	—	—	—	—	—	(6,966)	—
Adjustments due to business acquisitions	773	—	—	—	—	—	(75)	848
Comprehensive income:
Net income	5,069	5,069	4,275	—	—	—	—	794
Foreign currency translation, net of taxes of $25	58	58	—	29	—	—	—	29

Comprehensive income	5,127	5,127	—	—	—	—	—	—

Balance at December 31, 2010	168,762		(5,907)	114	3	23,298,921	157,610	16,942

Issuance of Gaiam, Inc. common stock and compensation	1,081	—	—	—	—	26,926	1,081	—
Repurchase of stock	(2,264)	—	—	—	—	(628,003)	(2,264)	—
Deconsolidation of subsidiary	(31,394)	—	—	—	—	—	562	(31,956)
Issuance of subsidiary common stock and compensation	537	—	—	—	—	—	193	344
Subsidiary’s equity consideration in conjunction with an acquisition, net of taxes of $877	20,794	—	—	—	—	—	1,716	19,078
Subsidiary’s repurchase of stock	(1,070)	—	—	—	—	—	(125)	(945)
Comprehensive loss:
Net loss	(25,270)	(25,270)	(24,872)	—	—	—	—	(398)
Foreign currency translation, net of taxes of $1	(2)	(2)	—	(1)	—	—	—	(1)

Comprehensive loss	(25,272)	$(25,272)	—	—	—	—	—	—

Balance at December 31, 2011	$131,174		$(30,779)	$113	$3	22,697,844	$158,773	$3,064

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2011	2010	2009
Operating activities:
Net income (loss)	$(25,270)	$5,069	$(217)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,085	3,089	3,255
Amortization	3,497	4,552	4,429
Share-based compensation expense	1,540	1,609	1,879
Deferred and stock option income tax expense (benefit)	(11,464)	1,857	(400)
Goodwill impairment loss	22,456	—	—
Loss on deconsolidation of subsidiary	4,550	—	—
Loss on translation of foreign currency	55	—	—
Gain on re-measurement of equity investment to estimated fair value immediately prior to business combination	—	(977)	—
Net loss on investments and property	—	—	190
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	2,186	(4,151)	(12,588)
Inventory, net	(3,233)	(5,508)	13,910
Deferred advertising costs	(1,314)	(1,403)	(178)
Income tax receivable	51	(28)	8,260
Other current assets	(4,940)	(2,374)	(1,339)
Accounts payable	9,927	(5,650)	6,757
Accrued liabilities	4,114	(1,037)	4,176

Net cash provided by (used in) operating activities	5,240	(4,952)	28,134

Investing activities:
Purchase of property, equipment and media rights	(5,827)	(8,701)	(7,536)
Cash from acquired business	3,416	—	—
Collection of note receivable	2,700	—	—
Change in restricted cash	730	—	—
Deconsolidation of subsidiary	(11,812)	—	—
Purchase of business	—	—	(1,500)

Net cash used in investing activities	(10,793)	(8,701)	(9,036)

Financing activities:
Repurchase of Class A common stock, including related costs	(2,264)	—	(2,810)
Net proceeds from issuance of stock and tax benefits from option exercises	77	1,036	269
Net payments on acquired business’ line of credit	(3,119)	—	—
Principal payments on acquired business’ debt and capital lease obligations	(2,254)	—	—
Subsidiary’s repurchase of its Class A common stock, including related costs	(1,070)	—	—
Payment of dividends	—	(6,966)	(194)

Net cash used in financing activities	(8,630)	(5,930)	(2,735)

Effects of exchange rates on cash and cash equivalents	(45)	31	(3)
Net increase (decrease) in cash and cash equivalents	(14,228)	(19,552)	16,360
Cash at beginning of year	28,773	48,325	31,965

Cash at end of year	$14,545	$28,773	$48,325

Supplemental cash flow information:
Interest paid	$195	$1	$57
Income taxes paid	535	414	985
Liabilities and debt assumed from acquisitions	21,709	647	—
Common stock issued for acquisitions	—	—	796

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

Conversion of Real Goods Solar to Equity Method Investee

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to 37.5% and, thus, we no longer had financial control of or made decisions about resources to be allocated to this investee, but retained significant financial influence. Accordingly, we deconsolidated Real Goods Solar and reported it as an equity method investment on our consolidated balance sheet at December 31, 2011. Our balance sheet at December 31, 2010 reflects Real Goods Solar on a consolidated basis. Since Real Goods Solar was not deconsolidated until the end of 2011, our consolidated statements of operations and cash flows reflect Real Goods Solar on a consolidated basis for each of the years ended December 31, 2011, 2010, and 2009, except for the removal of Real Goods Solar’s cash balance at December 31, 2011 from the cash flow statement for the year ended December 31, 2011. See Note 3. Equity Method Investment and Receivable From Investee.

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the year ended December 31, 2011, except for minor modifications to our definition of cash for foreign currency and revenue recognition for fixed price energy system installation contracts, both of which changes have been incorporated into our policies below. The change in accounting principle for revenue recognition was applied retrospectively, and did not have and is not expected to have in the future a material impact on our financial results.

We have evaluated events subsequent to December 31, 2011 and concluded that other than the event disclosed in Note 15. Subsequent Events, no material event has occurred which either would impact the results reflected in this report or our results going forward.

Cash

Cash represents demand deposit accounts with financial institutions that are denominated in U.S. dollars and foreign currencies. At each balance sheet date, cash on hand that is denominated in a foreign currency is adjusted to reflect the exchange rate that existed at the balance sheet date. The difference is reported as a gain or loss in our statement of operations each period. Historically, such gains or losses have been immaterial.

Concentration of Risk and Allowances for Doubtful Accounts

We have potential concentration of credit risk in our accounts receivable because two of our top customers, Target and Walmart, accounted for 68.0% of accounts receivable, net as of December 31, 2011. These customers are major retailers in the United States to which we made significant sales during the year-end holiday season.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. The allowance for doubtful accounts was $0.9 million and $1.0 million as of December 31, 2011 and 2010, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Product Returns

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. As of December 31, 2011 and 2010, we estimated obsolete or slow-moving inventory to be $0.9 million and $1.2 million, respectively.

Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of infomercials and catalogs. We defer such costs for financial reporting purposes until the catalogs and infomercials are distributed and advertised, and then we amortize these costs over succeeding periods on the basis of estimated direct relationship sales. We amortize our seasonal catalogs within six months. Forecasted sales are the principal factor we use in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $27.2 million, $37.7 million, and $44.8 million for the years ended December 31, 2011, 2010, and 2009, respectively, and we include these amounts in selling and operating expense.

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

Investments

We account for investments in limited liability companies in which we have the ability to exercise significant influence or control, or in which we hold a five percent or more membership interest, under the equity method. We account for investments in corporations in which we have the ability to exercise significant influence or control, or in which we hold a twenty percent or more ownership, under the equity method. Under the equity method, we record our share of the income or losses of the investment by increasing or decreasing the carrying value of our investment and recording the income or expense through the consolidated statement of operations. Under the cost method of accounting, we carry investments in private companies at cost and adjust only for other-than-temporary declines in fair value. We include investments under the cost method in notes receivable and other assets.

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

Media Library

Our media library asset represents the estimated fair value of our library of produced videos acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and our direct customers. We have presented the media library net of accumulated amortization of approximately $27.5 million and $24.8 million at December 31, 2011 and 2010, respectively, which is being amortized over the estimated useful life of the titles, which range from five to fifteen years. Additionally, during 2012 we anticipate incurring approximately $5.7 million in royalties related to acquired and produced media content.

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

During 2011, capitalized production cost for released titles was approximately $2.6 million, and for those titles not yet released was approximately $1.2 million. Additionally, as of December 31, 2011, we estimate that approximately $4.5 million or 45% of the unamortized costs for released titles will be amortized during 2012, and approximately 87% of the unamortized costs for released titles will be amortized within the next three years. Accumulated amortization for produced media content at December 31, 2011 and 2010 was approximately $15.0 million and $13.8 million, respectively. Amortization expense for produced media content for the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $1.7 million and $2.2 million, respectively.

Our acquired media rights have $4.6 million of remaining unamortized costs as of December 31, 2011 that will be amortized on a straight-line basis over 12 to 84 months. Amortization expense for acquired and purchased media rights for the years ended December 31, 2011, 2010, and 2009 was $1.9 million, $1.3 million, and $0.9 million, respectively. Based upon the acquired media titles and rights at December 31, 2011, we expect the annual amortization expense for the next five years to approximate $1.0 million per annum.

Based on total media library costs at December 31, 2011 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, we expect the amortization expense for the next five years to be approximately $2.9 million per annum.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. In 2011, we adopted new accounting guidance that provides the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value for a reporting unit is more likely than not greater than the carrying amount for that reporting unit, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

We allocated the entire goodwill balance of $2.7 million at December 31, 2011 to our direct to consumer segment. The following table sets forth the changes in goodwill for the period December 31, 2009 through December 31, 2011 by segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Solar Segment	Total
Balance at December 31, 2009	$2,673	$20,761	$732	$24,166
Acquisitions	—	1,695	—	1,695

Balance at December 31, 2010	2,673	22,456	732	25,861
Acquisitions	—	—	19,153	19,153
Impairment losses recognized	—	(22,456)	—	(22,456)
Deconsolidation of subsidiary	—	—	(19,885)	(19,885)

Balance at December 31, 2011	$2,673	$—	$—	$2,673

The following table represents our other intangibles subject to amortization by major class as of December 31, 2011 and 2010.

	As of December 31,
(in thousands)	2011	2010
Customer related:
Gross carrying amount	$914	$914
Accumulated amortization	(426)	(265)

	$488	$649

Marketing related:
Gross carrying amount	$576	$576
Accumulated amortization	(495)	(412)

	$81	$164

The amortization periods range from 24 to 84 months. Amortization expense for the years ended December 31, 2011 and 2010 was $0.4 million and $0.3 million, respectively. Based on the December 31, 2011 balance of other intangibles, we estimate amortization expense to be $0.2 million for 2012, $0.1 million for 2013, $90 thousand for 2014, and $60 thousand for 2015.

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

Revenues

Revenue consists of sales of products, media licensing, and solar energy integration contract fees. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. During 2011, we recognized revenue from energy integration fixed price contracts using either the completed contract or percentage-of-completion method, based on the energy size of the energy system installation project. We recognized revenue from energy system installations of less than 100 kilowatts when the installation was substantially complete, determined based on departure from the job site following completion of the installation or passing of building inspection, while we recognized revenue from energy system installations equal to or greater than 100 kilowatts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. We present revenues net of taxes collected from customers. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenues arising from the product sale. We include postage and handling costs, which were approximately $8.0 million for 2011, $10.2 million for 2010, and $12.9 million for 2009, in selling and operating expense along with other fulfillment costs.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 10, Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500, and during the year ended December 31, 2011, we made matching contributions of $0.2 million to the 401(k) plan.

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

Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,306,000, 416,000 and 886,000 from the computation of diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders for 2011, 2010 and 2009, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders:

	For the Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Numerator for basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(24,872)	$4,275	$296

Denominator:
Weighted average shares for basic net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,126	23,226	23,306

Effect of dilutive securities:
Weighted average of common stock and stock options	—	157	72

Denominators for diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	23,126	23,383	23,378

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic	$(1.08)	$0.18	$0.01

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—diluted	$(1.08)	$0.18	$0.01

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of our consolidated statement of changes in equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income (which would contain our current consolidated statement of operations followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for our year beginning January 1, 2012. We do not expect the guidance to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an ASU that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We early adopted this guidance during 2011. We do not expect the guidance to have a material impact on our consolidated financial statements.

3. Equity Method Investment and Receivable From Investee

On December 31, 2011, our voting ownership in Real Goods Solar declined to 37.5% and, therefore, we changed our reporting for this investment from consolidation to equity method. In conjunction with this deconsolidation of Real Goods Solar, we remeasured and adjusted our equity investment in Real Goods Solar to its estimated fair value based on Real Goods Solar’s closing stock price on December 30, 2011 (which is a level 1 input in the fair value hierarchy), and, thus, reported a pre-tax loss from deconsolidation of $4.5 million and, due to an adjustment to a deferred tax liability related to this investment, an after-tax gain of $2.6 million. See Note 11. Income Taxes.

In connection the Real Goods Solar’s acquisition of Alteris, we advanced Real Goods Solar $1.7 million on December 31, 2011 (“advance date”). If not repaid within one year from the advance date, the advance converts to a subordinated loan bearing interest at a rate of 10% per year and maturing in three years. The remainder of the amount receivable from equity method investee represents amounts owed in the ordinary course of business under our Intercorporate Services, Tax Sharing, and Industrial Building Lease Agreements with Real Goods Solar.

Under our Intercorporate Services Agreement with Real Goods Solar, we provide services under the direction of Real Goods Solar and have no power to act independently on Real Goods Solar’s behalf other than as specifically authorized under the agreement or from time to time by Real Goods Solar. Real Goods Solar and us agree on the aggregate annual amount for a particular year for the services based upon a good faith estimate of the services required for that year and the estimated fees for such services. Upon a change to the annual amounts for a particular year, the parties make appropriate payments to reflect such change. The annual amount and formula for various services making up the annual amount, as well as any quarterly changes, are approved in writing by each of our and Real Goods Solar’s board of directors.

As specified by our Tax Sharing Agreement with Real Goods Solar, to the extent Real Goods Solar becomes entitled to utilize certain loss carryforwards relating to periods prior to its initial public offering, it will distribute to us the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to our step acquisitions of Real Goods Solar, it experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, its use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2011, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that Real Goods Solar’s potential future payments to us, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates.

On December 19, 2011, we entered into an Industrial Building Lease Agreement with Real Goods Solar for office space located in one of our owned buildings in Colorado. The five year lease commenced on January 1, 2012 and has a monthly payment of approximately $16,300 plus common area maintenance expenses.

At December 31, 2011, we owned approximately 37.5% of Real Goods Solar’s Class A common stock with an estimated fair value of $14.3 million based on the closing market price of Real Goods Solar’s Class A common stock on December 31, 2011. At December 31, 2011, our equity in the net assets of Real Goods Solar was approximately $19.1 million.

Summarized financial information for our equity method investee, Real Goods Solar, is as follows:

(in thousands)	December 31, 2011
Current assets	$56,859
Noncurrent assets	32,690

Total assets	$89,549

(in thousands)	December 31, 2011
Current liabilities	$38,108
Noncurrent liabilities	635

Total liabilities	$38,743

(in thousands)	For the Year Ended December 31, 2011
Net revenue	$109,257
Gross profit	(27,860)
Net loss	(1,900)

4. Notes Receivable and Other Current Assets

As of December 31, 2011, our notes receivable and other current assets primarily consists of prepaid royalties of $5.8 million, and as of December 31, 2010, it consisted primarily of prepaid royalties of $4.4 million and a note receivable of $2.7, which was collected in 2011.

5. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2011	2010
Land (a)	$5,579	$8,674
Buildings	16,103	16,083
Furniture, fixtures and equipment	6,204	6,528
Leasehold improvements	1,943	1,890
Website development costs and other software	9,232	8,653
Studios, computer and telephone equipment	8,689	8,253
Vehicles (a)	—	1,458
Warehouse and distribution equipment	1,765	1,760

	49,515	53,299
Accumulated depreciation and amortization	(25,851)	(25,438)

	$23,664	$27,861

(a)	The decreases in land and vehicles from 2010 to 2011 were due to the deconsolidation of Real Goods Solar on December 31, 2011. See Note 1. Organization, Nature of Operations, and Principles of Consolidation.

6. Goodwill Impairment and Other General Expense

In accordance with the FASB’s accounting standards, we performed a goodwill impairment analysis and determined that $22.5 million of goodwill in our business segment was impaired at December 31, 2011. The noncash impairment was necessitated by the trading price of our stock. We estimated the fair value of the business goodwill reporting unit and each asset category within that unit using traditional present value techniques, relying upon various sources of information for our assumptions, such as historical data, estimated future sales, internal budgets and projections, and judgment about existing brand potential. This noncash impairment charge is reported in other general expense on our consolidated statement of operations for the year ended December 31, 2011.

7. Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

(in thousands)	2011	2010
Accrued distribution	$6,685	$874
Accrued compensation	1,890	4,798
Accrued royalties	1,166	2,462
Other accrued liabilities	1,306	2,700

	$11,047	$10,834

8. Commitments and Contingencies

Operating Leases

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from 3 to 6 years.

The following schedule represents the annual future minimum payments under these commitments, as of December 31, 2011:

(in thousands)	Operating
2012	$1,808
2013	1,550
2014	1,145
2015	360
2016	27

Total minimum lease payments	$4,890

We incurred rent expense of $2.6 million, $2.6 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Line of Credit

We have a revolving line of credit agreement with a financial institution with a current expiration date of November 16, 2012. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At December 31, 2011, we had no amounts outstanding under this agreement; however, $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

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

9. Equity

During 2011, we issued 11,518 of our Class A common shares under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2011, and issued 15,200 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan. We value the shares issued to our independent directors at estimated fair value based on the closing price of our stock on the date the shares are issued, which by policy is the last trading day of each quarter in which the services were rendered. Additionally, we repurchased 628,003 of our Class A common shares for a total cost of $2.3 million. We recorded this repurchase of our shares in accordance with the cost method of accounting for treasury stock. Because we have not decided the ultimate disposition of the re-acquired shares, their cost is reflected in our consolidated balance sheet at December 31, 2011 as a reduction to additional paid-in capital.

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to 37.5% and, thus, we no longer had financial control of Real Goods Solar, but retained significant financial influence. Accordingly, we deconsolidated Real Goods Solar from our equity by removing the noncontrolling interest in Real Goods Solar at December 31, 2011 and increasing additional paid-in capital for a portion of the adjustment to a deferred tax liability related to this investment.

During 2010, we issued 5,769 of our Class A common shares under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2010, and issued 171,940 of our Class A common shares upon exercise of options under our 2009 and 1999 Long-Term Incentive Plans.

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

During 2009, we issued a total of 13,561 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered in 2009; issued 25,000 of our Class A common shares as contingent consideration for a business acquired in 2007 (see Note 12. Mergers and Acquisitions); issued 25,000 of our Class A common shares for consulting services; and issued 48,450 of our Class A common shares upon exercise of options under our 1999 Long-Term Incentive Plan and our 2009 Long-Term Incentive Plan. The shares issued for the consulting services were valued at estimated fair value based on an approximate average of the closing price of our stock for the period beginning two days before and ending two days after the date that the terms of the consulting arrangement were agreed to by both parties.

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

Commencing at December 31, 2008, we restated our accumulated deficit, noncontrolling interest, and total equity balances to reflect the correction of immaterial errors with regards to Real Goods Solar’s income taxes for 2008. Accumulated deficit was increased by $203 thousand, noncontrolling interest was reduced by $161 thousand, and total equity was reduced by $364 thousand. See Note 11. Income Taxes.

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in its subsidiaries on Gaiam, Inc.’s equity:

	For the Year Ended December 31,
(in thousands, except share data)	2011	2010	2009
Net income (loss) attributable to Gaiam, Inc.	$(24,872)	$4,275	$296
Transfers from the noncontrolling interest:
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 29,408 Real Goods Solar Class A common shares in conjunction with nonemployee director fees, and for employee share-based compensation	193	—	—
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 8,700,000 Real Goods Solar Class A common shares in conjunction with its acquisition of Alteris	1,716	—	—
Decrease in Gaiam, Inc.’s paid-in capital for Real Goods Solar’s repurchase of 379,400 of its Class A common shares	(125)	—	—
Increase in Gaiam, Inc.’s paid-in capital in conjunction with the remeasurement of deferred tax liabilities related to our equity investment in Real Goods Solar upon deconsolidation	562	—	—
Decrease in Gaiam, Inc.’s paid-in capital for the acquisition of Spiritual Cinema, Inc’s noncontrolling interest	—	(75)	—
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 21,040 Real Goods Solar Class A common shares in conjunction with nonemployee director fees, and for employee share-based compensation	—	176	—
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 399,616 Real Goods Solar Class A common shares in conjunction with nonemployee director fees and acquisitions, and for employee share-based compensation	—	—	183

Change from the net income (loss) attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(22,526)	$4,376	$479

As of December 31, 2011, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 2009 and 1999 Long-Term Incentive Plans:
Stock options outstanding	1,330,010

Total shares reserved for future issuance	6,730,010

Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common shares is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common shares and our Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Our chairman holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 668,682 shares of Class A common stock. Consequently, our chairman holds approximately 77% of our voting stock and thus is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

Real Goods Solar (our 37.5% owned equity method investment)

During 2011, Real Goods Solar issued under its 2008 Long-Term Incentive Plan 29,408 of its Class A common shares valued at $72,000 to compensate nonemployee board members for services rendered during 2011. Real Goods Solar values the shares issued to its independent directors at estimated fair value based on the closing price of Real Goods Solar’ stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered. On June 30, 2011, Real Goods Solar repurchased 379,400 of its Class A common shares for a total cost of $1.1 million. On December 19, 2011, Real Goods Solar issued 8.7 million shares of its Class A common stock worth $21.6 million to acquire 100% of the equity interest in Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewals, Inc. As of December 31, 2011, we owned 37.5% of Real Goods Solar.

During 2010, Real Goods Solar issued under its 2008 Long-Term Incentive Plan 21,040 Class A common shares valued at $74,000 to compensate nonemployee board members for services rendered during 2010. As of December 31, 2010, we owned 54.6% of Real Goods Solar.

During 2009, Real Goods Solar issued under its 2008 Long-Term Incentive Plan 36,112 shares valued at $94,000 to compensate independent board members for services rendered during 2009 and issued 363,504 shares valued at $0.7 million as contingent consideration for a business acquired in 2008. As of December 31, 2009, we owned 54.7% of Real Goods Solar

As part of additional consideration for acquisitions, during 2008 and 2007 Real Goods Solar issued seven-year warrants to purchase 70,000 shares of Real Goods Solar’ Class A common stock at an exercise price of $3.20 per share. The warrants remain outstanding.

10. Share-Based Compensation

During 2009, we adopted the Gaiam, Inc. 2009 Long-Term Incentive Plan (the “Plan”). The purpose of the Plan is to advance our interests and those of our shareholders by providing incentives to certain persons who contribute significantly to our strategic and long-term performance objectives and growth. An aggregate of not more than 3 million of our Class A common shares, subject to certain adjustments, may be issued under the Plan, and the Plan terminates no later than April 23, 2019. The authority to grant new options under our 1999 Long-Term Incentive Plan expired on June 1, 2009. We have generally granted options under both of our incentive plans with an exercise price equal to the closing market price of our stock at the date of the grant and the options normally vest and become exercisable at 2% per month for the 50 months beginning in the eleventh month after date of grant. We have recognized the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employee options and two years for Board members’ options. Commencing with options granted during 2011, we extended the expiration date for grants from seven to ten years from the date of grant.

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. We derive the expected terms from the historical behavior of participant groupings. We base expected volatilities on the historically realized volatility of our stock over the expected term. Our use of historically realized volatilities is based upon the expectation that future volatility over the expected term is not likely to differ from historical results. We base the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. Our dividend yield assumes an annual cash dividend of $0.15 per share. In accordance with FASB share-based compensation guidance, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We primarily use historical data by participant groupings to estimate option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under our 2009 and 1999 Long-Term Incentive Plans for each of the years presented:

	2011	2010	2009
Expected volatility	58%-61%	60%-62%	60%-64%
Weighted-average volatility	59%	61%	62%
Expected dividends	2.8%-4.2%	1.7%-2.4%	0%
Expected term (in years)	7.1-9.3	5.0-6.7	5.0-6.5
Risk-free rate	1.50%-3.13%	1.25%-3.13%	1.25%-2.38%

The table below presents a summary of option activity under our 2009 and 1999 Long-Term Incentive Plans as of December 31, 2011, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,155,810	$5.89
Granted	275,000	4.98
Exercised	(15,200)	5.05
Cancelled or forfeited	(73,900)	5.16
Expired	(11,700)	6.02

Outstanding at December 31, 2011	1,330,010	$5.75	4.4	$—

Exercisable at December 31, 2011	684,720	$5.70	2.2	$—

On November 4, 2010, we extended the expiration date on 200,000 fully-vested options previously granted under our 1999 Long-Term Incentive Plan to our chief executive officer, which were scheduled to expire on November 20, 2010. This transaction was accounted for as a cancellation of the original options and a re-issuance under our 2009 Long-Term Incentive Plan of fully vested options that are immediately exercisable, with an expiration date of March 31, 2012. This resulted in an incremental share-based compensation cost of $93,000 during 2010. During 2009, for options previously granted under our 1999 Long-Term Incentive Plan to 49 employees, we reset the exercise price to $5.00 per share. The options shall continue to vest over their remaining original vesting periods. These 2009 repricing modifications resulted in total incremental share-based compensation cost of approximately $212,000, recognizable over 2009 through 2013.

We issue new shares upon the exercise of options. We received $0.1 million and $0.9 million in cash from stock options exercised during 2011 and 2010, respectively. The weighted-average grant-date fair value of options granted during the years 2011, 2010, and 2009 was $2.32, $3.42, and $2.50, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.1 million each year. The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was and $0.8 million, $1.1 million, and $1.3 million, respectively.

Our share-based compensation cost charged against income was $1.6 million during each of 2011 and 2010 and $1.9 million during 2009, and is shown in corporate, general and administration expenses. The portion of our share-based compensation expense related to Real Goods Solar was $0.5 million for 2011 and $0.1 million each year for 2010 and 2009. The total income tax benefit recognized for share-based compensation was $0.6 million each of 2011 and 2010 and $0.7 million for 2009. As of December 31, 2011, there was $1.5 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under our 2009 and 1999 Long-Term Incentive Plans. We expect that cost to be recognized over a weighted-average period of 2.92 years.

11. Income Taxes

Our provision for income tax expense (benefit) is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$129	$113	$308
State	116	71	156
International	236	224	—

	481	408	464

Deferred:
Federal	(10,384)	1,434	(2,308)
State	(748)	170	(244)
International	(6)	354	—

	(11,138)	1,958	(2,552)

	$(10,657)	$2,366	$(2,088)

Variations from the federal statutory rate are as follows:

(in thousands)	2011	2010	2009
Expected federal income tax expense (benefit) at statutory rate of 34%	$(12,215)	$2,528	$(871)
Effect of permanent goodwill impairment and worthless stock differences	7,668	(114)	(967)
Effect of permanent subsidiary’s acquisition-related costs	461	—	—
Effect of permanent enhanced charitable donation differences	(25)	(260)	—
Effect of permanent other differences	131	49	177
Effect of change in financial statement carrying value of investment	(5,534)	—	—
Effect of changes in tax positions	—	—	(259)
State income tax expense (benefit), net of federal benefit	(871)	238	(139)
Federal tax credits	(164)	(16)	—
Other	(55)	(42)	(29)
Effect of differences between U.S. taxation and foreign taxation	(53)	(17)	—

Income tax expense (benefit)	$(10,657)	$2,366	$(2,088)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2011	2010
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$306	$368
Inventory-related expense	724	893
Accrued liabilities	3,530	4,175
Charitable carryforward	187	251
Net operating loss carryforward	2,229	3,232
Dividend from affiliate	—	(37)
Prepaid and deferred catalog costs	(266)	(204)
Other	(24)	(53)

Total current deferred tax assets	$6,686	$8,625

Non-current:
Depreciation and amortization	$(1,032)	$(420)
Section 181 qualified production expense	(4,414)	(3,639)
Net operating loss carryforward (a)	15,975	11,619
Charitable carryforward	1,464	1,356
Gain from change in financial statement carrying value of investment, net	(4,849)	(11,941)
Gain from foreign business acquisition	(347)	(354)
Impairment of intangibles	6,032	6,800
Tax credits	899	735
Other	(3)	78

Total non-current deferred tax assets (a)	13,725	4,234
Valuation allowance	(1,089)	(1,089)

Total non-current deferred tax assets, net of valuation allowance (a)	12,636	3,145

Total net deferred tax assets (a)	$19,322	$11,770

(a)	During the fourth quarter of 2011, it was determined that we made two errors with regards to our subsidiary’s, Real Goods Solar, 2008 income taxes. For tax purposes, we over estimated the amount of Real Goods Solar’s intangibles recognizable with regards to an asset purchase and impaired certain intangibles too soon. To correct these qualitatively and quantitatively immaterial to 2008 errors, we restated our net deferred tax assets (with corresponding adjustments to our equity – see Note 9. Equity), reducing the non-current net operating loss carryforward, total non-current deferred tax assets, total non-current deferred tax assets, net of valuation allowance, and total net deferred tax assets at December 31, 2010 by $364 thousand each.

The sources of income (loss) before income taxes and noncontrolling interests are as follows:

(in thousands)	2011	2010	2009
Domestic	$(34,918)	$6,094	$(2,563)
International	(1,009)	1,341	258

	$(35,927)	$7,435	$(2,305)

On December 31, 2011, we adjusted the financial statement carrying value of our equity method investment in Real Goods Solar to its estimated fair value due to deconsolidation. Accordingly, we also adjusted the related deferred tax liability for the temporary difference in basis for this investment, thereby recognizing an income tax benefit of $7.1 million and a credit to additional paid-in capital of $0.6 million. See Note 3. Equity Method Investment and Receivable From Investee.

Certain of our subsidiaries, namely those for which we own less than 80% of their shares and voting rights and/or are foreign entities, file tax returns separately from Gaiam’s consolidated tax group. At December 31, 2011, we had made a provision for U.S. federal and state income taxes on approximately $1.0 million of undistributed foreign earnings, which are not expected to remain outside of the U.S. indefinitely. Deferred tax liabilities have been established for future taxes on distribution of foreign earnings in the form of dividends or otherwise, in order to derive, for financial statement purposes, the U.S. income taxes (net of tax on foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.

At December 31, 2011, we had $1.7 million in tax effected state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2018. Additionally, we had $16.5 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, begin to expire in 2018. The Internal Revenue Code contains provisions that limit the net operating loss available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of net operating loss carryforwards from tax periods prior to the ownership changes. Certain of our net operating loss carryforwards as of December 31, 2011 are subject to annual limitations due to changes in ownership.

We have alternative minimum tax credit carryforwards that have no expiration dates, of approximately $480,000 that are available to offset future regular tax liabilities. We also have general business tax credit carryforwards and foreign tax credit carryforwards for federal income tax purposes at December 31, 2011 of approximately $254,000 and $164,000 that are available to reduce future federal income taxes, if any, and begin to expire in 2018.

Periodically we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. As a result of these assessments, we concluded that no changes to our existing valuation allowances were necessary. We expect our net deferred tax assets, less the valuation allowances, at December 31, 2011 to be fully recoverable through the reversal of taxable temporary differences and normal business activities in future years.

We realized $13,000 and $165,000 in tax write-offs recorded to additional paid-in capital as a result of the exercise of stock options for the years ended December 31, 2011 and 2010, respectively. Also, we charged $0.9 million to additional paid-in capital during the year ended December 31, 2011 as a result of adjustments to a deferred tax liability caused by temporary changes in the financial statement carrying value of our investment in Real Goods Solar.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations. The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2006 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administration expenses, respectively.

12. Mergers and Acquisitions

On July 1, 2010, we increased our ownership interest in an existing equity investment and, as a result, recognized a gain, representing the investment’s estimated fair value immediately before acquiring control, of $1.0 million, which was reported in interest and other income on our consolidated condensed statements of operations for the year ended December 31, 2010. We used a combination of the income and market approaches to estimate the fair value of this equity investment immediately before increasing our ownership interest. For the income approach, we used historical unaudited financial statements, projected financial information and other records and documents. Multiples of selected publicly-traded companies were used to develop multiples for the market approach.

During 2009, we issued 25,000 shares of our Class A common stock worth $64,000 and paid $1.5 million as contingent consideration for two of our 2007 business acquisitions. For purchase price true-up and contingent consideration related to one of its 2008 business acquisitions, Real Goods Solar issued 363,504 shares its Class A common stock with an estimated fair value of $0.7 million and allocated the additional consideration to goodwill, which is not expected to be tax deductible. Real Goods Solar used a period beginning two days before and two days after the date that the consideration became payable in determining the estimated fair value of the securities issued.

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

13. Segment and Geographic Information

Segment Information

Prior to the deconsolidation of Real Goods Solar on December 31, 2011, we managed our business and aggregated our operational and financial information in accordance with three reportable segments. The direct to consumer segment contains direct response marketing programs, catalogs, Internet, and subscription sales channels; the business segment comprises retailers, media and corporate account channels; and the former solar segment reflects solar energy integration businesses.

Although we are able to track revenues by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for these three segments was as follows:

	Year Ended December 31,
(in thousands)	2011		2010	2009
Net revenue:
Direct to consumer	$77,259		$99,706	$115,904
Business	88,257		97,238	98,241
Solar	109,257		77,324	64,328

Consolidated net revenue	274,773		274,268	278,473
Contribution margin (loss):
Direct to consumer	(7,152)		(7,091)	(6,242)
Business	(21,859	)(a)	11,214	8,057
Solar	(2,276)		2,021	(2,596)

Consolidated contribution margin (loss)	(31,287)		6,144	(781)
Reconciliation of contribution margin (loss) to net income (loss) attributable to Gaiam, Inc.:
Loss on deconsolidation of subsidiary	(4,550)		—	—
Interest and other income (expense)	(90)		1,291	(1,524)
Income tax expense (benefit)	(10,657)		2,366	(2,088)
Net (income) loss attributable to noncontrolling interest	398		(794)	513

Net income (loss) attributable to Gaiam, Inc.	$(24,872)		$4,275	$296

(a)	During 2011, we recognized a noncash goodwill impairment charge of $22.5 million in our business segment. See Note 6. Goodwill Impairment and Other General Expense.

The following is a reconciliation of reportable segments’ assets to our consolidated total assets. Other unallocated corporate amounts are comprised of cash, current and deferred income taxes, and property and equipment.

	As of December 31,
(in thousands)	2011	2010	2009
Total assets:
Direct to consumer	$20,976	$23,604	$22,079
Business	79,522	104,620	96,640
Solar (a)	—	47,599	42,930
Other unallocated corporate amounts	62,792	31,610	50,200

	$163,290	$207,433	$211,849

(a)	We restated total assets for Solar to reflect the correction of immaterial errors relating to Real Goods Solar’s 2008 income taxes. Solar’s total assets for 2010 and 2009 were each reduced by $364 thousand. See Note 11. Income Taxes.

Major Customer

Sales to our largest customer for 2011, 2010 and 2009 accounted for approximately 14.8%, 13.0% and 11.7% of total revenue, respectively, during these periods and are reported in our business segment.

Geographic Information

We sell and distribute essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada, Mexico, Japan, Australia and the U.K., and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
Revenue:
United States	$269,823	$271,924	$274,951
International	4,950	2,344	3,522

	$274,773	$274,268	$278,473

Long-Lived Assets:
United States	$38,593	$43,611	$40,749
International	370	718	493

	$38,963	$44,329	$41,242

	As of December 31,
(in thousands)	2011	2010	2009
Components of Long-Lived Assets (a):
Property and equipment, net	$23,664	$27,861	$28,217
Media Library, net	14,576	15,596	12,354
Other Intangibles, net	569	813	652
Notes receivable and other assets	154	59	19

	$38,963	$44,329	$41,242

(a)	Excludes other non-current assets (non-current deferred tax assets, net, goodwill, investments, notes receivable, and security deposits) of $29,994, $29,427, and $31,375 for 2011, 2010, and 2009, respectively. We restated the amounts excluded for 2010 and 2009 to reflect the correction of immaterial errors related to Real Goods Solar’s 2008 income taxes. Excluded amounts for 2010 and 2009 were each reduced by $364 thousand. See Note 11. Income Taxes.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	Year 2011 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (a)
Net revenue	$54,812	$50,709	$73,333	$95,919
Gross profit	25,860	22,602	31,914	36,485
Loss before income taxes and noncontrolling interests	(1,509)	(7,113)	(1,655)	(25,650)
Net loss	(941)	(4,978)	(1,189)	(18,162)
Net loss attributable to Gaiam, Inc.	(1,000)	(4,141)	(1,229)	(18,502)
Diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(0.04)	$(0.18)	$(0.05)	$(0.82)
Weighted average shares outstanding-diluted	23,301	23,314	23,205	22,691

	Year 2010 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$62,183	$56,426	$72,328	$83,331
Gross profit	32,212	28,925	33,164	41,529
Income (loss) before income taxes and noncontrolling interests	(496)	(1,048)	2,131	6,848
Net income (loss)	(319)	(495)	1,330	4,553
Net income (loss) attributable to Gaiam, Inc.	(250)	(543)	852	4,216
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.01)	$(0.02)	$0.04	$0.18
Weighted average shares outstanding-diluted	23,140	23,243	23,352	23,440

(a)	During the quarter ended December 31, 2011, we recorded a noncash goodwill impairment charge of $22.5 million, a noncash loss on deconsolidation of subsidiary of $4.5 million, and an income tax benefit of $7.1 million related to the remeasurement to fair value of our equity method investment in Real Goods Solar.

15. Subsequent Events

Effectively on March 13, 2012, we entered into an agreement to acquire 100% equity ownership of VE Newco, LLC (“Vivendi”), the former Vivendi Entertainment division of Universal Music Group Distribution, Corp., for cash of $13.4 million plus an adjustment for Vivendi’s net working capital. The transaction is expected to be completed by the end of March 2012, subject to the satisfaction of customary closing conditions. Vivendi is the 7th largest non-theatrical and 6th largest fitness media distributor in the nation, with exclusive distribution rights with dozens of media producers, including several large independent studios. After the consummation of the acquisition, we will be the 3rd largest non-theatrical media distributor in the United States and with this market share, we anticipate other opportunities for growth in the media distribution market. We expect to realize significant synergies from this acquisition, such as reduced third-party distribution, post-production, and digital distribution costs, and improved productivity.

GAIAM, INC.

Financial Statement Schedule II

Consolidated valuation and qualifying accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses (a)	Deductions (b)	Balance at End of Year (a)
Allowance for Doubtful Accounts:
2011	$991	$545	$125	$1,411
2010	$1,593	$175	$777	$991
2009	$2,704	$1,362	$2,473	$1,593

Allowance for Product Returns:
2011	$4,320	$26,595	$26,817	$4,098
2010	$6,209	$23,757	$25,646	$4,320
2009	$4,400	$23,451	$21,642	$6,209

(a)	Includes reserves associated with acquired assets/companies.
(b)	Deduction amount for the allowance for doubtful accounts includes $535 thousand related to the deconsolidation of Real Goods Solar. See Note 3. Equity Method Investment and Receivable From Investee.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal accounting officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2011, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The operating effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 12, 2012, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 12, 2012, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 12, 2012, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 12, 2012, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 12, 2012, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules.

Schedule II Consolidated Valuation and Qualifying Accounts.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s registration statement on Form S-1 (No. 333- 83283)).

3.2	Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s registration statement on Form S-1 (No. 333-83283).

10.1	Amended and Restated Credit Agreement dated July 29, 2005 between Gaiam, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).

10.2	First Amendment to Credit Agreement executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007).

10.3	Modification Agreement executed January 21, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated March 13, 2009).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated March 13, 2009).*

10.6	Lease, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s registration statement on Form S-4 (No. 333-50560).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

Exhibit No.	Description

10.9	Third Lease Amendment dated November 8, 2007 between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).

10.10	Fourth Lease Amendment dated October 7, 2009 between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005).

10.12	First Lease Amendment dated January 25, 2008 between Gaiam, Inc. and Dugan Realty L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).

10.13	Insurance and Stock Redemption Agreement dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005).

10.14	Form of Stock Option Agreement under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005).*

10.15	Form of Stock Option Agreement under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009).*

10.16	Second Amendment to Credit Agreement executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010).

10.17	Third Amendment to Credit Agreement executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

21.1	List of Gaiam Subsidiaries (filed herewith).

23.1	Consent letter from Ehrhardt Keefe Steiner & Hottman PC (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer
March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board and Chairman	March 15, 2012
Jirka Rysavy

/s/ Lynn Powers	Chief Executive Officer and Director	March 15, 2012
Lynn Powers	(Principal Executive Officer)

/s/ James Argyropoulos		March 15, 2012
James Argyropoulos	Director

/s/ Barnet M. Feinblum		March 15, 2012
Barnet M. Feinblum	Director

/s/ Barbara Mowry		March 15, 2012
Barbara Mowry	Director

/s/ Paul H. Ray		March 15, 2012
Paul H. Ray	Director

/s/ Stephen J. Thomas	Chief Financial Officer	March 15, 2012
Stephen J. Thomas	(Principal Financial and Accounting Officer)