Form 10-Q
period 2012-03-31
GAIAM, INC
filed 2012-05-10
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 000-27517

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2012
Class A Common Stock ($.0001 par value)	17,302,869
Class B Common Stock ($.0001 par value)	5,400,000

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2012, the interim results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. These interim statements have not been audited. The balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2011.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$13,830	$14,545
Accounts receivable, net	49,000	31,113
Inventory, less allowances	29,388	29,205
Deferred advertising costs	3,256	3,303
Deferred tax assets	6,198	6,686
Receivable from equity method investee	3,080	2,176
Advances	13,703	5,336
Other current assets	2,207	1,969

Total current assets	120,662	94,333
Property and equipment, net	23,561	23,664
Media library, net	13,985	14,576
Deferred tax assets	13,827	12,636
Goodwill	2,673	2,673
Other intangibles, net	13,901	569
Equity method investment	13,604	14,300
Other assets	539	539

Total assets	$202,752	$163,290

LIABILITIES AND EQUITY
Current liabilities:
Line of credit	$14,000	$—
Accounts payable	17,395	21,069
Participations payable	18,068	7,851
Accrued liabilities	3,725	3,196
Debt	19,330	—

Total current liabilities	72,518	32,116
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,302,869 and 17,297,844 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2012 and December 31, 2011	1	1
Additional paid-in capital	159,121	158,773
Accumulated other comprehensive income	118	113
Accumulated deficit	(31,998)	(30,779)

Total Gaiam, Inc. shareholders’ equity	127,244	128,110
Noncontrolling interest	2,990	3,064

Total equity	130,234	131,174

Total liabilities and equity	$202,752	$163,290

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2012 (a)	2011 (a)
	(unaudited)
Net revenue	$47,333	$54,812
Cost of goods sold	20,227	28,952

Gross profit	27,106	25,860

Expenses:
Selling and operating	24,161	24,383
Corporate, general and administration	2,573	3,032
Acquisition-related costs	1,667	—

Total expenses	28,401	27,415

Loss from operations	(1,295)	(1,555)
Interest and other income	56	46
Loss from equity method investment	(696)	—

Loss before income taxes and noncontrolling interest	(1,935)	(1,509)
Income tax benefit	(637)	(568)

Net loss	(1,298)	(941)
Net (income) loss attributable to noncontrolling interest	79	(59)

Net loss attributable to Gaiam, Inc.	$(1,219)	$(1,000)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.05)	$(0.04)

Diluted	$(0.05)	$(0.04)

Weighted-average shares outstanding:
Basic	22,698	23,301

Diluted	22,698	23,301

(a)	Real Goods Solar was deconsolidated and accounted for as an equity method investment effective December 31, 2011. Consequently, Real Goods Solar is reported as an equity method investment for the three months ended March 31, 2012 and as a consolidated subsidiary for the three months ended March 31, 2011.

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
	(unaudited)
Net loss	$(1,298)	$(941)
Other comprehensive income, foreign currency translation, net of tax	10	18

Comprehensive loss	(1,288)	(923)

Less: comprehensive (income) loss attributable to the noncontrolling interest	74	(68)

Comprehensive loss attributable to Gaiam, Inc. shareholders.	$(1,214)	$(991)

See accompanying notes to the interim condensed consolidated financial statements

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2012	2011
	(unaudited)
Operating activities
Net loss	$(1,298)	$(941)
Adjustments to reconcile net loss to net (used in) cash provided by operating activities:
Depreciation	589	730
Amortization	1,289	712
Share-based compensation expense	351	350
Deferred and stock option income tax benefit	(706)	(925)
Gain on translation of foreign currency	(36)	—
Losses from equity method investment	696	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	7,230	14,776
Inventory, net	(2,188)	3,100
Deferred advertising costs	(461)	(494)
Receivable from equity method investee	(904)	—
Income taxes receivable	—	178
Advances	(387)	(920)
Other current assets	(236)	168
Accounts payable	(3,684)	(10,655)
Participations payable	(2,057)	(1,870)
Accrued liabilities	1,056	(966)

Net cash (used in) provided by operating activities	(746)	3,243

Investing activities
Purchase of property, equipment and media rights	(608)	(994)
Purchase of business	(13,400)	—

Net cash used in investing activities	(14,008)	(994)

Financing activities
Borrowings on line of credit	14,000	—
Net proceeds from issuance of common stock and tax benefits from option exercises	—	39

Net cash provided by financing activities	14,000	39

Effect of exchange rates on cash	39	24
Net change in cash	(715)	2,312
Cash at beginning of period	14,545	28,773

Cash at end of period	$13,830	$31,085

Supplemental cash flow information
Income taxes paid	$3	$9
Interest paid	$—	$—

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

No changes were made to our significant accounting policies during the three months ended March 31, 2012, except for the implementation on January 1, 2012 of the Financial Accounting Standards Board’s accounting standard update relating to the presentation of other comprehensive income. As a result of adopting this standard, the components of our condensed consolidated comprehensive income are now presented as separate financial statements immediately following our condensed consolidated statements of operations.

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

3.	Equity Method Investment and Receivable From Investee

In connection with Real Goods Solar’s acquisition of Earth Friendly Energy Group Holdings LLC dba Alteris Renewables, Inc., we loaned for twelve months Real Goods Solar $1.7 million on December 30, 2011. The remainder of the amount receivable from equity method investee represents amounts owed in the ordinary course of business under our Intercorporate Services and Industrial Building Lease Agreements with Real Goods Solar. We expect to collect during the first half of May 2012 the balance owed at March 31, 2012 for Intercorporate Services and future charges will be billed and collected at least quarterly.

As specified by our Tax Sharing Agreement with Real Goods Solar, to the extent Real Goods Solar becomes entitled to utilize certain loss carryforwards relating to periods prior to its initial public offering, it will distribute to us the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to our step acquisitions of Real Goods Solar, it experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, its use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of March 31, 2012, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that Real Goods Solar’s potential future payments to us, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates.

On December 19, 2011, we entered into an Industrial Building Lease Agreement with Real Goods Solar for office space located in one of our owned buildings in Colorado. The five year lease commenced on January 1, 2012 and has a monthly payment of approximately $16,300 plus common area maintenance expenses.

At March 31, 2012, we owned approximately 37.5% of Real Goods Solar’s Class A common stock with an estimated fair value of $14.5 million based on the closing market price of Real Goods Solar’s Class A common stock on March 31, 2012. At March 31, 2012, our equity in the net assets of Real Goods Solar was approximately $18.4 million.

Summarized financial information for our equity method investee, Real Goods Solar, is as follows:

(in thousands)	March 31, 2012
Current assets	$45,884
Noncurrent assets	34,666

Total assets	$80,550

Current liabilities	$30,810
Noncurrent liabilities	645

Total liabilities	$31,455

(in thousands)	For the Three Months Ended March 31, 2012
Net revenue	$18,256
Gross profit	6,427
Net loss	(1,856)

4.	Mergers and Acquisitions

On March 28, 2012, we obtained 100% of the voting equity interests of VE Newco, LLC (“Vivendi Entertainment”), a subsidiary comprised of the former Vivendi Entertainment division of Universal Music Group Distribution, Corp. (“UMG”), pursuant to a Purchase Agreement dated March 6, 2012, as amended, between UMG and one of our subsidiaries. Vivendi Entertainment, with its exclusive distribution rights agreements with large independent studios/content providers, distributes entertainment content through home video, digital and television distribution channels.

The provisional total consideration transferred was approximately $32.7 million and was comprised of $13.4 million in cash and a $19.3 million non-interest bearing, 90 day promissory note (“Note”) representing the preliminary estimated carrying value of Vivendi Entertainment’s working capital. The portion of the purchase price tied to the carrying value of Vivendi Entertainment’s working capital is preliminary and subject to adjustment based upon a post-closing review that is anticipated to be completed by early June 2012. Under the terms of the Note and other related Vivendi Entertainment acquisition agreements, UMG will be collecting the pre-closing accounts receivable of Vivendi Entertainment for a 90 day period following the closing date of the acquisition. The terms of the Note provide that for each of the 30 day periods following the closing, UMG is entitled to retain, out of the collected funds, an amount equal to the greater of 1/3 of Vivendi Entertainment’s pre-closing accounts receivable or 1/3 of the principal amount of the Note as payments on the Note, with the balance of the Note due, if any, 90 days following the acquisition date of Vivendi Entertainment. For each such 30 day period, UMG will remit to Gaiam Vivendi Entertainment any amounts collected on the pre-closing accounts receivable in excess of the amount UMG is entitled to retain, if any. The consideration excludes $1.7 million of expenses that are reported as acquisition-related costs in our condensed consolidated statement of operations for the three months ended March 31, 2012. The acquisition also effectively settled a preexisting media distribution relationship between Vivendi Entertainment and us, resulting in the elimination upon consolidation of certain accounts receivable, participations payable and inventory balances.

We acquired Vivendi Entertainment, with its distribution rights to over 3,400 media titles, to materially strengthen our existing media distribution services platform and elevate us to the third largest non-theatrical content distributor in the United States. With the combined scale of Vivendi Entertainment’s and our existing distribution operations, we expect to realize significant operational and financial synergies, including reduced third-party distribution costs and lower post-production and digital distribution costs, which are projected to increase our gross margins. These anticipated strategic benefits will be the primary contributors to any goodwill resulting from the acquisition.

The estimated purchase price and fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. We believe that information provides a reasonable basis for estimating the consideration transferred and the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize the amounts and identify separable intangibles, the majority of which we anticipate will be customer-related intangibles. Therefore, the provisional purchase price and measurements of fair value reflected below are subject to change and such changes could be significant. We expect to finalize the purchase price by early June and determine valuations and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Any goodwill that is eventually identified will be attributable to our business segment and deductible for tax purposes.

The following table summarizes the provisional estimated purchase price and fair values of Vivendi Entertainment’s acquired net assets, which are additions to our business segment’s net assets.

(in thousands)	March 28, 2012
Accounts receivable	$24,883
Advances	7,947
Other current assets	263
Other intangibles	13,400

Total assets	46,493

Participations payable	(11,799)
Accrued liabilities	(1,964)

Net assets acquired	$32,730

We included the results of operations from Vivendi Entertainment in our consolidated financial statements from March 28, 2012. Consequentially, $0.3 million and $0.1 million of Vivendi Entertainment’s post-acquisition date revenue and net income, respectively, are included in our condensed consolidated statement of operations for the three months ended March 31, 2012.

As a result of the timing of the acquisition of Vivendi Entertainment, we have not had sufficient time to finalize the purchase price and purchase price allocation or assemble the pro forma information related to the acquisition. We expect to provide this information related to our acquisition of Vivendi Entertainment in our future filings.

5.	Advances

Advances represents amounts prepaid to studio/content producers for which we provide media distribution services and to talent involved with our media productions.

6.	Line of Credit

We have a revolving line of credit agreement with a financial institution with a current expiration date of November 16, 2012. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At March 31, 2012, we had $14.0 million of outstanding borrowings under this agreement and another $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

7.	Debt

Our debt consists solely of a $19.3 million Promissory Note (“Note”) issued to UMG as payment for Vivendi Entertainment’s working capital. Under the terms of the Note and other related Vivendi Entertainment acquisition agreements, UMG will be collecting the pre-closing accounts receivable of Vivendi Entertainment for a 90 day period following the closing date of the acquisition. The terms of the Note provide that for each of the 30 day periods following the closing, UMG is entitled to retain, out of the collected funds, an amount equal to the greater of 1/3 of Vivendi Entertainment’s pre-closing accounts receivable or 1/3 of the principal amount of the Note as payments on the Note, with the balance of the Note due, if any, 90 days following the acquisition date of Vivendi Entertainment. For each such 30 day period, UMG will remit to Gaiam Vivendi Entertainment any amounts collected on the pre-closing accounts receivable in excess of the amount UMG is entitled to retain, if any. The Note is non-interest bearing.

8.	Participations Payable

Participations payable represents amounts owed to studio/content producers for which we provide media distribution services and to talent involved with our media productions.

9.	Equity

During the first three months of 2012, we issued 5,025 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2012. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

The following is a reconciliation from December 31, 2011 to March 31, 2012 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2011	$131,174		$(30,779)	$113	$3	$158,773	$3,064
Issuance of Gaiam, Inc. common stock, including related taxes, and share-based compensation	348		—	—	—	348	—
Comprehensive loss:
Net loss	(1,298)	(1,298)	(1,219)	—	—	—	(79)
Foreign currency translation adjustment, net of taxes of $4	10	10	—	5	—	—	5

Comprehensive loss	(1,288)	$(1,288)	—	—	—	—	—

Balance at March 31, 2012	$130,234		$(31,998)	$118	$3	$159,121	$2,990

10.	Comprehensive Loss

The tax effects allocated to our other comprehensive income component, foreign currency translation, were as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Before-tax amount	$14	$25
Tax benefit	(4)	(7)

Net-of-tax amount	$10	$18

11.	Share-Based Payments

During the first quarter of 2012, we cancelled 8,560 stock options previously issued under our 1999 and 2009 Long-Term Incentive Plans. Total share-based compensation expense recognized was $0.4 million for each of the three months ended March 31, 2012 and 2011, and is shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

On March 5, 2012, for options previously granted under our 1999 Long-Term Incentive Plan to seven employees that were scheduled to expire within the next two years, we extended the original expiration dates by two years. These modifications resulted in total incremental share-based compensation cost of approximately $0.1 million that was immediately recognizable.

12.	Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,327,000 and 469,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended March 31, 2012 and 2011, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Numerator for basic and diluted net loss per share	$(1,219)	$(1,000)
Denominator:
Weighted average share for basic net loss per share	22,698	23,301
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—

Denominator for diluted net loss per share	22,698	23,301

Net loss per share attributable to Gaiam, Inc. common shareholders — basic	$(0.05)	$(0.04)

Net loss per share attributable to Gaiam, Inc. common shareholders — diluted	$(0.05)	$(0.04)

13.	Segment Information

Since the deconsolidation of Real Goods Solar on December 31, 2011, we now manage our business and aggregate our operational and financial information in accordance with two reportable segments. The direct to consumer segment contains direct response marketing program, catalog, Internet, retail store and subscription channels; and the business segment comprises retailer, media distribution, and corporate account channels.

Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net revenue:
Direct to consumer	$21,501	$17,902
Business	25,832	19,485
Solar	—	17,425

Consolidated net revenue	47,333	54,812

Contribution loss:
Direct to consumer	(1,030)	(1,067)
Business	(265)	(554)
Solar	—	66

Consolidated contribution loss	(1,295)	(1,555)
Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other income	56	46
Loss from equity method investment	(696)	—
Income tax benefit	(637)	(568)
Net (income) loss attributable to noncontrolling interest	79	(59)

Net loss attributable to Gaiam, Inc.	$(1,219)	$(1,000)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our media brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the lifestyles of health and sustainability, also referred to as “LOHAS,” market. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via ecommerce, direct response marketing, subscriptions, digital streaming through Gaiam TV and catalogs, and through national retailers, digital partners and corporate accounts. Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution.

We market our products and services across two segments: business and direct to consumer. We distribute the majority of our products from our fulfillment center or drop-ship products directly to customers. We also utilize a third party replication and fulfillment center for media distribution in our business segment.

Our business segment sells directly to retailers, with our products available in over 60,000 retail doors in the United States. At the end of the first quarter of 2012, our store within store presentations, which include custom fixtures that we design, were in over 14,900 locations worldwide, up from 14,600 at the end of 2011. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to approximately 7,000 doors, up from 6,300 at the end of 2011.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on us and the LOHAS industry’s focus and future.

During the first quarter of 2012, the improvement in our business segment was driven primarily by our media aggregator role with Target, which we expect to leverage and expand to other retailers and digital partners. This segment also benefited from two new branded product lines: Restore, our at-home rehabilitative and restorative accessories, and Gaiam Sol, our premium yoga line, both of which we launched during the fourth quarter of 2011. During 2012, this segment will also be offering through its retailer and digital partners several As Seen On TV fitness media and healthy living products, some of which will be featuring The Biggest Loser star, Jillian Michaels, as well as our other branded fitness media, such as The Firm Express. With our branded products and category management and media aggregator roles, we effectively control the yoga and fitness offerings at some of the largest retailers in the nation.

In addition to our fitness accessory business, we also distribute entertainment media titles owned by third-party studios and ourselves. We provide full distribution services including marketing, logistics, and sales to physical and digital online retailers. With the acquisition of Vivendi Entertainment in March 2012, Gaiam’s entertainment media business has grown to become the the third largest non-theatrical content distributor in the United States with rights to over 8,000 titles. By combining the distribution operations of both companies, we expect to realize operational and financial synergies, including reduced replication, fulfillment, post-production and digital distribution costs. Overall, we believe the financial benefits of this acquisition strengthen our position as a leading branded lifestyle media company with extensive retailer, direct to consumer, and online sales channels. During the following months, our entertainment business will be focused on finalizing the integration of Vivendi and delivering growth through addition of new distribution and licensing contracts as well as expansion of sales to digital video providers.

In our direct to consumer segment, during the first quarter of 2012, we debuted through our direct response television business Jillian Michael’s Body Revolution media and accessories weight loss product, the sales of which thus far have been very strong. Later in 2012, this business is expected to launch a next generation healthy cooker and new skin care and fitness products. Also during 2012, we plan to continue our repositioning of our ecommerce and catalog product offerings towards more apparel and fitness. We are also continuing to develop our digital platform, Gaiam TV.com, which will allow us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of primarily exclusive media content.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the three months ended March 31st as indicated:

	2012(a)	Pro Forma 2011(b)	2011(c)
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	42.7%	44.3%	52.8%

Gross profit	57.3%	55.7%	47.2%

Expenses:
Selling and operating	51.1%	53.8%	44.5%
Corporate, general and administration	5.4%	6.3%	5.5%
Acquisition-related costs	3.5%	—%	—%

Total expenses	60.0%	60.1%	50.0%

Loss from operations	-2.7%	-4.4%	-2.8%
Interest and other income	0.1%	0.1%	0.1%
Loss from equity method investment	-1.5%	0.0%	—%
Income tax benefit	-1.3%	-1.6%	-1.0%
Net (income) loss attributable to noncontrolling interest	0.2%	-0.1%	-0.1%

Net loss attributable to Gaiam, Inc.	-2.6%	-2.8%	-1.8%

(a)	With Real Goods Solar deconsolidated and accounted for as an equity method investment.
(b)	As if Real Goods Solar was deconsolidated effective January 1, 2011 and accounted for as an equity method investment.
(c)	With Real Goods Solar as a consolidated subsidiary.

Supplemental Pro Forma Financial Information

The following supplemental pro forma information is presented for informational purposes only, as an aid to understanding our historical financial results as if our deconsolidation of Real Goods Solar had occurred on January 1, 2011. This pro forma should not be considered a substitute for the actual historical financial information prepared in accordance with generally accepted accounting principles (“GAAP”), as presented in our filings on Forms 10-Q and 10-K. The unaudited pro forma consolidated financial information disclosed below is for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the date indicated, or our future consolidated results of operations.

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

The unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2011 presents our condensed consolidated results of operations giving pro forma effect to the deconsolidation of Real Goods Solar as if it had occurred on January 1, 2011. These pro forma financial statements should be read in connection with our historical unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011, which are included herein.

We have made pro forma adjustments based on currently available information, estimates and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this deconsolidation on our historical financial information.

The following are our unaudited statements of operations for the three months ended March 31st:

(in thousands, except per share data)	2012	Pro Forma 2011
Net revenue	$47,333	$37,387
Cost of goods sold	20,227	16,556

Gross profit	27,106	20,831

Expenses:
Selling and operating	24,161	20,111
Corporate, general and administration	2,573	2,341
Acquisition-related costs	1,667	—

Total expenses	28,401	22,452

Loss from operations	(1,295)	(1,621)
Interest and other income	56	44
Loss from equity method investment	(696)	(14)

Loss before income taxes and noncontrolling interest	(1,935)	(1,591)
Income tax benefit	(637)	(599)

Net loss	(1,298)	(992)
Net (income) loss attributable to noncontrolling interest	79	(42)

Net loss attributable to Gaiam, Inc.	$(1,219)	$(1,034)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.05)	$(0.04)

Diluted	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic	22,698	23,301

Diluted	22,698	23,301

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net revenue. Net revenue decreased $7.5 million, or 13.6%, to $47.3 million during the first quarter of 2012 from $54.8 million during the first quarter of 2011. Excluding our formerly consolidated subsidiary, Real Goods Solar, which was deconsolidated on December 31, 2011(refer to the Supplemental Pro Forma Financial Information above), net revenue increased $9.9 million, or 26.6%, during the first quarter of 2012 as compared to the first quarter of 2011. Net revenue in our business segment increased $6.3 million, or 32.6%, to $25.8 million during the first quarter of 2012 from $19.5 million during the first quarter of 2011, due to our media aggregator role for Target that commenced during the fourth quarter of 2011, as well as to improvements in stock levels and sales performance at our top three retailer customers. Net revenue in our direct to consumer segment increased $3.6 million, or 20.1%, to $21.5 million during the first quarter of 2012 from $17.9 million during the first quarter of 2011, primarily attributable to increased sales in our direct response marketing business due to our repositioning of that business in 2011.

Cost of goods sold. Cost of goods sold decreased $8.7 million, or 30.1%, to $20.2 million during the first quarter of 2012 from $29.0 million during the first quarter of 2011. Excluding Real Goods Solar, cost of goods sold increased $3.7 million, or 22.2%, during the first quarter of 2012 as compared to the first quarter of 2011 and, as a percentage of net revenue, decreased to 42.7% during the first quarter of 2012 from 44.3% during the first quarter of 2011. Cost of goods sold in our business segment increased $3.4 million, or 32.9%, to $13.5 million during the first quarter of 2012 from $10.2 million during the first quarter of 2011 and, as a percentage of net revenue, increased slightly to 52.4% during the first quarter of 2012 from 52.3% during the first quarter of 2011, primarily due to a shift in product sales mix. Cost of goods sold in our direct to consumer segment increased $0.3 million, or 5.0%, to $6.7 million during the first quarter of 2012 from $6.4 million during the first quarter of 2011 and, as a percentage of net revenue, decreased to 31.1% during the first quarter of 2012 from 35.6% during the first quarter of 2011, primarily reflecting the significant increase of sales in our direct response marketing business.

Selling and operating expenses. Selling and operating expenses decreased $0.2 million, or 0.9%, to $24.2 million during the first quarter of 2012 from $24.4 million during the first quarter of 2011. Excluding Real Goods Solar, selling and operating expenses increased $4.1 million, or 20.1%, during the first quarter of 2012 as compared to the first quarter of 2011 and, as a percentage of net revenue, decreased to 51.1% during the first quarter of 2012 from 53.8% during the first quarter of 2011, primarily due to increased television advertising costs related to the sales growth in our direct response marketing business.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.5 million, or 15.1%, to $2.6 million during the first quarter of 2012 from $3.0 million during the first quarter of 2011. Excluding Real Goods Solar, corporate, general and administration expenses increased $0.2 million, or 9.9%, during the first quarter of 2012 as compared to the first quarter of 2011 and, as a percentage of net revenue, decreased to 5.4% during the first quarter of 2012 from 6.2% during the first quarter of 2011, primarily as a result of the incremental cost of stock option modifications.

Acquisition-related costs. Acquisition-related costs were $1.7 million during the first quarter of 2012 and were the result of our acquisition of Vivendi Entertainment.

Loss from equity method investment. Loss from equity method investment was $0.7 million during the first quarter of 2012 and represents our portion of Real Goods Solar’s net loss for the quarter.

Income tax benefit. Income tax benefit during the first quarter of 2012 was primarily increased due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $1.2 million during the first quarter of 2012 compared to $1.0 million during the first quarter of 2011. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.05 per share during the first quarter of 2012 compared to $0.04 per share during the first quarter of 2011. Excluding our acquisition-related costs and loss from equity method investment, our net income for the first quarter of 2012 would have been $0.6 million or $0.03 per share. Refer to the Non-GAAP Financial Measures table below.

Non-GAAP Financial Measures

We have utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing of our financial results for the quarter ended March 31, 2012. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of GAAP net loss to the non-GAAP net income is set forth below (unaudited, in millions):

For the Quarter Ended March 31, 2012
Net loss attributable to Gaiam, Inc.	$(1.2)
Exclusion of acquisition-related costs (net of taxes of $0.6 million) (a)	1.1
Exclusion of loss from equity method investment	0.7

Non-GAAP net income attributable to Gaiam, Inc.	$0.6

A reconciliation of GAAP net loss per share to the non-GAAP net income per share is set forth below (unaudited):

For the Quarter Ended March 31, 2012
Net loss per share attributable to Gaiam, Inc. common shareholders—diluted	$(0.05)
Exclusion of acquisition-related costs per share (net of taxes of $0.6 million) (a)	0.05
Exclusion of loss from equity method investment per share	0.03

Non-GAAP net income per share attributable to Gaiam, Inc. common shareholders—diluted	$0.03

Weighted average shares used in net income per share calculations—diluted	22,698,000

(a)	Income taxes were computed at an effective tax rate of approximately 35.5%.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development of our ecommerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed.

We have a revolving line of credit agreement with a financial institution with a current expiration date of November 16, 2012. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At March 31, 2012, we had $14.0 million of outstanding borrowings under this agreement and another $0.5 million was reserved for outstanding letters of credit. We believe we are in compliance with all of the financial covenants under this credit agreement.

We are currently in negotiations for a line of credit with a larger borrowing capacity to replace our existing line of credit. The new line of credit is expected to be in place no later than June 30, 2012.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(746)	$3,243
Investing activities	(14,008)	(994)
Financing activities	14,000	39
Effects of exchange rates on cash	39	24

Net change in cash	$(715)	$2,312

Operating activities. Our operating activities used net cash of $0.7 million and provided net cash of $3.2 million during the first quarters of 2012 and 2011, respectively. Our net cash used in operating activities during the first quarter of 2012 was primarily attributable to decreased accounts payable and participations payable of $3.7 million and $2.1 million, respectively, increased inventory of $2.2 million, our net loss of $1.3 million and increased receivable from equity method investee of $0.9 million, partially offset by decreased accounts receivable of $7.2 million and noncash adjustments to our net loss of $2.2 million. Our net cash provided by operating activities during the first quarter of 2011 was primarily attributable to decreased accounts receivable, inventory and income taxes receivable of $18.1 million and noncash adjustments to our net loss of $0.9 million, partially offset by decreased accounts payable, participations payable, and accrued liabilities of $10.7 million, $1.9 million, and $1.0 million, respectively, increased advances of $0.9 million and deferred advertising costs of $0.5 million, and a net loss of $0.9 million. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments.

Investing activities. Our investing activities used net cash of $14.0 million and $1.0 million during the first quarters of 2012 and 2011, respectively. The net cash used in investing activities during the first quarter of 2012 was used primarily for the $13.4 million cash portion of the purchase price used to acquire Vivendi Entertainment, and to acquire property and equipment to maintain normal operations for $0.5 million and media content for $0.1 million. The net cash used in investing activities during the first quarter of 2011 was used primarily to acquire property and equipment to maintain normal operations for $0.6 million and media content for $0.4 million.

Financing activities. Our financing activities provided net cash of $14.0 million and $39 thousand during the first quarters of 2012 and 2012, respectively. The net cash provided by financing activities during the first quarter of 2012 was from borrowings on a line of credit for $14.0 million, the funds from which were used to acquire Vivendi Entertainment and pay for acquisition-related costs. The net cash provided by financing activities during the first quarter of 2011 was as a result of stock option exercise issuances and related tax benefits.

On January 11, 2012, we renewed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the unissued portion of the 5,000,000 shares of our Class A common stock that we originally registered on November 8, 2007. During the quarter ended March 31, 2012, no shares were issued under this shelf registration.

We believe our available cash, anticipated borrowing capabilities, cash expected to be generated from operations, and cash generated by the sale of our stock should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$4,442	$1,815	$2,520	$107	$—

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of March 31, 2012.

The borrowings we have under our bank credit facility bear interest at the prime rate, provided, however, that at no time may the rate be less than 4.25% per annum. At March 31, 2012, we had $14.0 million in borrowings outstanding and had $0.5 million committed under various letters of credit under our bank credit facility. Accordingly, any unfavorable change in interest rates could have a material impact on our results from operations or cash flows.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon their evaluation as of March 31, 2012, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

2.1‡	Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated herein by reference to Exhibit 2.1 to the Issuer’s Current Report on Form 8-K filed on April 3, 2012).

2.2‡	Amendment dated March 9, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated herein by reference to Exhibit 2.2 to the Issuer’s Current Report on Form 8-K filed on April 3, 2012).

2.3‡	Amendment dated March 12, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated herein by reference to Exhibit 2.3 to the Issuer’s Current Report on Form 8-K filed on April 3, 2012).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated March 15, 2012 regarding acquisition of VE Newco, LLC (incorporated herein by reference to Exhibit 99.1 to the Issuer’s Current Report on Form 8-K filed on March 15, 2012).

99.2	Press release dated April 3, 2012 (incorporated herein by reference to Exhibit 99.1 to the Issuer’s Current Report on Form 8-K filed on April 3, 2012).

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Filed herewith
**	Furnished herewith
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)

May 10, 2012	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (principal executive officer)

May 10, 2012	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1‡	Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated herein by reference to Exhibit 2.1 to the Issuer’s Current Report on Form 8-K filed on April 3, 2012).

2.2‡	Amendment dated March 9, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated herein by reference to Exhibit 2.2 to the Issuer’s Current Report on Form 8-K filed on April 3, 2012).

2.3‡	Amendment dated March 12, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated herein by reference to Exhibit 2.3 to the Issuer’s Current Report on Form 8-K filed on April 3, 2012).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated March 15, 2012 regarding acquisition of VE Newco, LLC (incorporated herein by reference to Exhibit 99.1 to the Issuer’s Current Report on Form 8-K filed on March 15, 2012).

99.2	Press release dated April 3, 2012 (incorporated herein by reference to Exhibit 99.1 to the Issuer’s Current Report on Form 8-K filed on April 3, 2012).

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Filed herewith
**	Furnished herewith
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.