Form 10-Q
period 2012-06-30
GAIAM, INC
filed 2012-08-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2012
Class A Common Stock ($.0001 par value)	17,309,343
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2012, the interim results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. These interim statements have not been audited. The balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2011.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$11,460	$14,545
Accounts receivable, net	24,825	31,113
Inventory, less allowances	30,783	29,205
Deferred advertising costs	3,301	3,303
Deferred tax assets	6,471	6,686
Receivable from equity method investee	2,183	2,176
Advances	16,198	5,336
Other current assets	2,324	1,969

Total current assets	97,545	94,333
Property and equipment, net	23,930	23,664
Media library, net	14,335	14,576
Deferred tax assets	14,497	12,636
Goodwill	9,405	2,673
Other intangibles, net	8,249	569
Equity method investment	12,660	14,300
Other assets	592	539

Total assets	$181,213	$163,290

LIABILITIES AND EQUITY
Current liabilities:
Line of credit	$14,000	$—
Accounts payable	18,446	21,069
Participations payable	16,676	7,851
Accrued liabilities	3,744	3,196

Total current liabilities	52,866	32,116
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,309,343 and 17,297,844 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2012 and December 31, 2011	1	1
Additional paid-in capital	159,357	158,773
Accumulated other comprehensive income	111	113
Accumulated deficit	(34,051)	(30,779)

Total Gaiam, Inc. shareholders’ equity	125,420	128,110
Noncontrolling interest	2,927	3,064

Total equity	128,347	131,174

Total liabilities and equity	$181,213	$163,290

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2012 (a)	2011 (a)	2012 (a)	2011 (a)
	(unaudited)		(unaudited)
Net revenue	$45,446	$50,709	$92,779	$105,521
Cost of goods sold	17,435	28,107	37,662	57,059

Gross profit	28,011	22,602	55,117	48,462

Expenses:
Selling and operating	26,896	24,966	51,057	49,349
Corporate, general and administration	3,081	2,800	5,654	5,832
Acquisition-related costs	—	2,010	1,667	2,010

Total expenses	29,977	29,776	58,378	57,191

Loss from operations	(1,966)	(7,174)	(3,261)	(8,729)

Interest and other income (expense)	(123)	61	(67)	107
Loss from equity method investment	(944)	—	(1,640)	—

Loss before income taxes and noncontrolling interest	(3,033)	(7,113)	(4,968)	(8,622)

Income tax benefit	(924)	(2,135)	(1,561)	(2,703)

Net loss	(2,109)	(4,978)	(3,407)	(5,919)

Net loss attributable to noncontrolling interest	56	837	135	778

Net loss attributable to Gaiam, Inc.	$(2,053)	$(4,141)	$(3,272)	$(5,141)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.09)	$(0.18)	$(0.14)	$(0.22)

Diluted	$(0.09)	$(0.18)	$(0.14)	$(0.22)

Weighted-average shares outstanding:
Basic	22,702	23,314	22,700	23,307

Diluted	22,702	23,314	22,700	23,307

(a)	RSOL was deconsolidated and accounted for as an equity method investment effective December 31, 2011. Consequently, RSOL is reported as an equity method investment for the three and six months ended June 30, 2012 and as a consolidated subsidiary for the three and six months ended June 30, 2011.

If RSOL had been deconsolidated as of January 1, 2011, on a pro forma basis, net revenue, net loss attributable to Gaiam, Inc., and net loss per share would have been $30.8 million, $3.9 million, and $0.17 per share for the three months ended June 30, 2011, respectively, and $68.1 million, $4.9 million, and $0.21 per share for the six months ended June 30, 2011, respectively.

See Supplemental Pro Forma Financial Information on page 14 of this Form 10-Q.

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net loss	$(2,109)	$(4,978)	$(3,407)	$(5,919)
Other comprehensive income (loss), foreign currency translation, net of tax	(14)	28	(4)	46

Comprehensive loss	(2,123)	(4,950)	(3,411)	(5,873)

Less: comprehensive loss attributable to the noncontrolling interest	63	823	137	755

Comprehensive loss attributable to Gaiam, Inc. shareholders	$(2,060)	$(4,127)	$(3,274)	$(5,118)

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2012	2011
	(unaudited)
Operating activities
Net loss	$(3,407)	$(5,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,142	1,450
Amortization	2,791	1,357
Share-based compensation expense	586	686
Deferred and stock option income tax benefit	(1,666)	(3,091)
Loss on translation of foreign currency	20	—
Losses from equity method investment	1,640	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	31,398	23,195
Inventory, net	(3,592)	2,083
Deferred advertising costs	(712)	(650)
Receivable from equity method investee	8	—
Income taxes receivable	—	161
Advances	(4,925)	(1,136)
Other current assets	(407)	(4,630)
Accounts payable	(2,842)	(5,906)
Participations payable	(3,664)	(1,015)
Accrued liabilities	992	(2,751)
Deferred revenue and other current liabilities	—	2,056

Net cash provided by operating activities	17,362	5,890

Investing activities
Purchase of property, equipment and media rights	(2,324)	(2,319)
Purchase of business	(13,400)	—
Cash from acquired business	—	3,416
Collection of note receivable	—	2,700
Change in restricted cash	—	56

Net cash (used in) provided by investing activities	(15,724)	3,853

Financing activities
Net borrowings (payments) on revolving line of credit	14,000	(987)
Principal payments on debt	(18,703)	(9)
Net proceeds from issuance of common stock and tax benefits from option exercises	—	77

Net cash used in financing activities	(4,703)	(919)

Effect of exchange rates on cash	(20)	70
Net change in cash	(3,085)	8,894
Cash at beginning of period	14,545	28,773

Cash at end of period	$11,460	$37,667

Supplemental cash flow information
Income taxes paid	$344	$256
Interest paid	$121	$10

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

No changes were made to our significant accounting policies during the three and six months ended June 30, 2012, except for the implementation on January 1, 2012 of the Financial Accounting Standards Board’s accounting standard update relating to the presentation of other comprehensive income. As a result of adopting this standard, the components of our condensed consolidated comprehensive income are now presented as separate financial statements immediately following our condensed consolidated statements of operations.

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

3.	Equity Method Investment and Receivable From Investee

In connection with Real Goods Solar’s acquisition of Earth Friendly Energy Group Holdings LLC dba Alteris Renewables, Inc., we loaned for twelve months Real Goods Solar $1.7 million on December 30, 2011. The remainder of the amount receivable from equity method investee represents amounts owed in the ordinary course of business under our Intercorporate Services and Industrial Building Lease Agreements with Real Goods Solar. Charges under these agreements are typically billed and collected at least quarterly.

As specified by our Tax Sharing Agreement with Real Goods Solar, to the extent Real Goods Solar becomes entitled to utilize certain loss carryforwards relating to periods prior to its initial public offering, it will distribute to us the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to our step acquisitions of Real Goods Solar, it experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, its use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of June 30, 2012, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that Real Goods Solar’s potential future payments to us, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates.

At June 30, 2012, we owned approximately 37.5% of Real Goods Solar’s Class A common stock with trading value of $11.3 million based on the closing market price of Real Goods Solar’s Class A common stock on June 30, 2012. At June 30, 2012, our equity in the net assets of Real Goods Solar was approximately $17.5 million.

Summarized financial information for our equity method investee, Real Goods Solar, is as follows:

(in thousands)	June 30, 2012
Current assets	$36,823
Noncurrent assets	36,266

Total assets	$73,089

Current liabilities	$25,734
Noncurrent liabilities	630

Total liabilities	$26,364

(in thousands)	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Net revenue	$21,447	$39,703
Gross profit	5,319	11,746
Net loss	(2,518)	(4,374)

4.	Mergers and Acquisitions

On March 28, 2012, we obtained 100% of the voting equity interests of VE Newco, LLC (“Gaiam Vivendi Entertainment”), a subsidiary comprised of the former Vivendi Entertainment division of Universal Music Group Distribution, Corp. (“UMG”), pursuant to a Purchase Agreement dated March 6, 2012, as amended, between UMG and one of our subsidiaries. Gaiam Vivendi Entertainment, with its exclusive distribution rights agreements with large independent studios/content providers, distributes entertainment content through home video, digital and television distribution channels.

The provisional total consideration transferred was $32.1 million and was comprised of $13.4 million in cash and a $18.7 million non-interest bearing, 90 day promissory note (“Note”) representing the carrying value of Gaiam Vivendi Entertainment’s working capital. Under the terms of the Note and other related Gaiam Vivendi Entertainment acquisition agreements, UMG was to collect the pre-closing accounts receivable of Gaiam Vivendi Entertainment for a 90 day period following the closing date of the acquisition and apply those collections to the Note, with any excess remitted to Gaiam Vivendi Entertainment. By mid-June 2012, UMG had collected enough funds from Gaiam Vivendi Entertainment’s pre-closing accounts receivable to fully satisfy the Note. The consideration excluded nil and $1.7 million of expenses that were reported as acquisition-related costs in our condensed consolidated statement of operations for the three and six months ended June 30, 2012, respectively. The acquisition also effectively settled a preexisting media distribution relationship between Gaiam Vivendi Entertainment and us, resulting in the elimination upon consolidation of certain accounts receivable, participations payable and inventory balances.

We acquired Gaiam Vivendi Entertainment, with its distribution rights to over 3,000 media titles, to materially strengthen our existing media distribution services platform and elevate us to the third largest non-theatrical content distributor in the United States. With the combined scale of Gaiam Vivendi Entertainment’s and our existing distribution operations, we expect to realize significant operational and financial synergies, including reduced third-party distribution costs and lower post-production and digital distribution costs, which are projected to increase our gross margins. These anticipated strategic benefits will be the primary contributors to any goodwill resulting from the acquisition.

The estimated purchase price and fair values of assets acquired and liabilities assumed are provisional and are based on currently available information. We believe that information provides a reasonable basis for estimating the consideration transferred and the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those amounts. Therefore, the provisional purchase price and measurements of fair value reflected below are subject to change. We expect to finalize the purchase price during the third quarter of 2012 and determine valuations and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Any goodwill identified is attributable to our business segment and deductible for tax purposes.

The following table summarizes the provisional estimated purchase price and fair values of Gaiam Vivendi Entertainment’s acquired net assets, which are additions to our business segment’s net assets.

(in thousands)	March 28, 2012
Accounts receivable	$25,113
Advances	5,903
Other current assets	33
Goodwill	6,731
Other intangibles	8,600

Total assets	46,380

Participations payable	(12,013)
Accrued liabilities	(2,264)

Net assets acquired	$32,103

We included the results of operations from Gaiam Vivendi Entertainment in our consolidated financial statements from March 28, 2012. Consequentially, $6.3 million and $6.6 million of net revenue and $1.1 million and $1.2 million of net income attributable to Gaiam Vivendi Entertainment are included in our condensed consolidated statement of operations for the three and six months ended June 30, 2012, respectively.

The following is supplemental unaudited interim pro forma information for the Gaiam Vivendi Entertainment acquisition as if we had acquired this business on January 1, 2011. RSOL was not deconsolidated until December 31, 2011 and, thus, the 2011 supplemental pro forma results below reflect RSOL on a consolidated basis. The pro forma net losses were decreased by $0.8 million for the six months ended June 30, 2012 and decreased by $0.7 million and $1.0 million for the three and six months ended June 30, 2011, respectively, to reflect the removal of amortization related to Gaiam Vivendi Entertainment’s historical intangibles, less amortization related to intangibles resulting from our acquisition of Gaiam Vivendi Entertainment. The pro forma adjustments were based on available information and upon assumptions that we believe were reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

	Supplemental Pro Forma (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011 (a)	2012	2011 (a)
Net revenue	$45,446	$55,540	$101,820	$117,511

Net loss attributable to Gaiam, Inc.	$(2,053)	$(5,560)	$(2,157)	$(7,092)

Net loss per share - basic	$(0.09)	$(0.24)	$(0.10)	$(0.30)

Net loss per share - diluted	$(0.09)	$(0.24)	$(0.10)	$(0.30)

(a)	The 2011 pro forma results reflect Real Goods Solar on a consolidated basis. Real Goods Solar was deconsolidated on December 31, 2011. If Real Goods Solar had been deconsolidated as of January 1, 2011, pro forma results would have been net revenue of $35.6 million and $80.1 million, net loss of $5.3 million and $6.8 million, and diluted net loss per share of $0.23 and $0.29 for the three and six months ended June 30, 2011, respectively.

5.	Advances

Advances represent amounts prepaid to studio/content producers for which we provide media distribution services and to talent involved with our media productions.

6.	Line of Credit

We have a revolving line of credit agreement with a financial institution with a current expiration date of November 16, 2012. The credit agreement permits borrowings up to the lesser of $15 million or our borrowing base which is calculated based upon the collateral value of our accounts receivable, inventory, and certain property and equipment. Borrowings under this agreement bear interest at the prime rate, provided, however, that at no time will the rate be less than 4.25% per annum. Borrowings are secured by a pledge of certain of our assets, and the agreement contains various financial covenants, including covenants requiring compliance with certain financial ratios. At June 30, 2012, we had $14.0 million of outstanding borrowings under this agreement and another $0.5 million was reserved for outstanding letters of credit. On August 1, 2012, in conjunction with our entering into a new revolving credit and security agreement with a different financial institution, we repaid all the outstanding borrowings and terminated this credit agreement. See Note 13. Subsequent Events.

7.	Participations Payable

Participations payable represents amounts owed to studios/content producers for which we provide media distribution services and to talent involved with our media productions.

8.	Equity

During the first half of 2012, we issued 11,499 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to certain of our independent directors, in lieu of cash compensation, for services rendered in 2012. We recorded these shares at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

The following is a reconciliation from December 31, 2011 to June 30, 2012 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2011	$131,174		$(30,779)	$113	$3	$158,773	$3,064
Issuance of Gaiam, Inc. common stock, including related taxes, and share-based compensation	584		—	—	—	584	—
Comprehensive loss:
Net loss	(3,407)	(3,407)	(3,272)	—	—	—	(135)
Foreign currency translation adjustment, net of taxes of $2	(4)	(4)	—	(2)	—	—	(2)

Comprehensive loss	(3,411)	$(3,411)	—	—	—	—	—

Balance at June 30, 2012	$128,347		$(34,051)	$111	$3	$159,357	$2,927

9.	Comprehensive Loss

The tax effects allocated to our other comprehensive income (loss) component, foreign currency translation, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Before-tax amount	$(20)	$36	$(6)	$62
Tax (expense) benefit	(6)	8	2	16

Net-of-tax amount	$(14)	$28	$(4)	$46

10.	Share-Based Payments

During the first half of 2012, we granted 105,000 stock options under our 2009 Long-Term Incentive Plan and cancelled 8,560 stock options previously issued under our 1999 and 2009 Long-Term Incentive Plans. Total share-based compensation expense was $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively, and are shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

On March 5, 2012, for options previously granted under our 1999 Long-Term Incentive Plan to seven employees that were scheduled to expire within the next two years, we extended the original expiration dates by two years. These modifications resulted in total incremental share-based compensation cost of approximately $0.1 million that was immediately recognizable.

11.	Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,398,000 and 876,000 for the three months ended June 30, 2012 and 2011, respectively, and 1,360,000 and 749,000 for the six months ended June 30, 2012 and 2011, respectively, from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator for basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(2,053)	$(4,141)	$(3,272)	$(5,141)
Denominator:
Weighted average shares for basic net loss per share attributable to Gaiam, Inc. common shareholders	22,702	23,314	22,700	23,307
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—	—	—

Denominators for diluted net loss per share attributable to Gaiam, Inc. common shareholders	22,702	23,314	22,700	23,307

Net loss per share attributable to Gaiam, Inc. common shareholders - basic	$(0.09)	$(0.18)	$(0.14)	$(0.22)

Net loss per share attributable to Gaiam, Inc. common shareholders - diluted	$(0.09)	$(0.18)	$(0.14)	$(0.22)

12.	Segment Information

Real Goods Solar was deconsolidated on December 31, 2011, and, thus, the segment information below reports RSOL as an equity method investment for 2012 and as a consolidated subsidiary for 2011. Since RSOL’s deconsolidation we manage our business and aggregate our operational and financial information in accordance with two reportable segments. The direct to consumer segment contains direct response marketing program, catalog, Internet, retail store and subscription channels; and the business segment comprises retailer, media distribution, and corporate account channels.

Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net revenue:
Direct to consumer	$16,921	$16,206	$38,491	$34,108
Business	28,525	14,549	54,288	34,034
Solar (RSOL)	—	19,954	—	37,379

Consolidated net revenue	45,446	50,709	92,779	105,521

Contribution loss:
Direct to consumer	(3,585)	(2,093)	(5,427)	(3,160)
Business	1,619	(3,207)	2,166	(3,761)
Solar	—	(1,874)	—	(1,808)

Consolidated contribution loss	(1,966)	(7,174)	(3,261)	(8,729)

Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other income (expense)	(123)	61	(67)	107
Loss from equity method investment in RSOL	(944)	—	(1,640)	—
Income tax benefit	(924)	(2,135)	(1,561)	(2,703)
Net loss attributable to noncontrolling interest	56	837	135	778

Net loss attributable to Gaiam, Inc.	$(2,053)	$(4,141)	$(3,272)	$(5,141)

13.	Subsequent Events

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and VE Newco, LLC dba Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A. (“PNC”), as agent and lender. Borrowings are secured by a pledge of the Borrower’s assets. The Credit Agreement provides for a revolving line of credit of up to $35 million, subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan is due and payable on the earlier of July 30, 2015 or upon the termination of the Credit Agreement.

For advances that are not Eurodollar rate loans, referred to as “domestic rate loans” in the Credit Agreement, annual interest will accrue at a rate equal to 0.75% plus the higher of (i) PNC’s stated commercial lending rate in effect on such day, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement; essentially the daily federal funds open rate as quoted by ICAP North America, Inc. (or any successor) as published by Bloomberg) in effect on such day plus 0.5%, and (iii) the sum of the Daily LIBOR Rate (as defined in the Credit Agreement; essentially the rate resulting from dividing (x) the daily London Interbank Offered Rates published in the Wall Street Journal for a one month period by (y) a number equal to 1.00 minus the Board of Governors of the Federal Reserve System’s reserve percentage with respect to eurocurrency funding) in effect on such day plus 1.0%. The Borrowers may also obtain Eurodollar rate loans under the revolving line of credit. Eurodollar rate loans will accrue annual interest at a rate equal to the sum of 2.25% plus the Eurodollar Rate (as defined in the Credit Agreement; essentially the rate resulting from dividing (x) the rates at which US dollar deposits are offered by leading banks in the London interbank deposit market as published by Bloomberg, by (y) a number equal to 1.00 minus the Board of Governors of the Federal Reserve System’s reserve percentage with respect to eurocurrency funding). Interest will be payable monthly in arrears for domestic rate loans and at the end of each interest period for Eurodollar rate loans. Upon and after the occurrence of an event of default, and during the continuation thereof, at the option of PNC or at the direction of a certain specified number of lenders, outstanding advances will bear interest at the interest rate set forth above for domestic rate loans plus 2% per year.

The Borrowers paid a fee of $175,000 to PNC in consideration for entering into the Credit Agreement and will pay PNC a fee equal to 0.5% per year on the undrawn amount of the revolving line of credit. The Credit Agreement permits voluntary prepayments of amounts borrowed and reductions or terminations of the revolving commitments pursuant to notice requirements. The Borrowers must also prepay the advances in amounts equal to the net proceeds of certain sales of collateral and the net proceeds of certain issuances of equity interest or indebtedness. The Borrowers must pay an early termination fee equal to 2% of the maximum amount of the revolving line of credit if the Borrowers prepay all advances before July 31, 2013, and an early termination fee equal to 1% of the maximum amount of the revolving line of credit if the Borrowers prepay all advances before July 31, 2014. The Credit Agreement subjects the Company to certain customary affirmative covenants and customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. In addition, the Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, and covenant defaults. If an event of default occurs and is continuing, amounts due under the Credit Agreement may be accelerated and the rights and remedies of the lenders under the Credit Agreement may be exercised.

In conjunction with entering into the new Credit Agreement, on August 1, 2012, we paid in full the outstanding balance owed to our prior senior lender, Wells Fargo Bank, National Association, in the amount of $14.1 million and terminated the underlying Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam and Wells Fargo.

As of August 1, 2012, the outstanding borrowings on the new Credit Agreement were approximately $14.2 million at an annual interest rate of 4%.

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

Our business segment sells directly to retailers and digital partners, with our products available in over 60,000 retail doors in the United States. At the end of the second quarter of 2012, our store within store presentations, which include custom fixtures that we design, were in over 15,000 locations worldwide. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to approximately 6,600 doors, up from 6,300 at the end of 2011.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on Gaiam and the LOHAS industry’s focus and future.

During the second quarter of 2012, the improvement in our business segment was driven primarily by our acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012 and our media aggregator role with Target, which we expect to leverage and expand to other retailers and digital partners. This segment also benefited from two new branded product lines: Restore, our at-home rehabilitative and restorative accessories, and Gaiam Sol, our premium yoga line, both of which we launched during the fourth quarter of 2011. During 2012, this segment is also offering through its retailer and digital partners several As Seen On TV fitness media and healthy living products, some of which will feature The Biggest Loser star, Jillian Michaels, as well as our other branded fitness media, such as The Firm Express. With our branded products and category management and media aggregator roles, we effectively control the yoga and fitness offerings at some of the largest retailers in the nation.

In addition to our fitness accessory business, our business segment also distributes entertainment media titles owned by third-party studios and ourselves. We provide full distribution services including marketing, logistics, and sales to physical and online digital retailers. With the acquisition of Gaiam Vivendi Entertainment in March 2012, Gaiam’s entertainment media business has grown to become the second largest non-theatrical content distributor in the United States with rights to over 8,000 titles. By combining the distribution operations of both companies, we have begun to realize operational and financial synergies, including reduced replication, fulfillment, post-production and digital distribution costs. Overall, we believe the financial benefits of this acquisition strengthen our position as a leading branded lifestyle media company with extensive retailer, direct to consumer, and online sales channels. During the second quarter, we incurred certain redundant costs as we integrated the recently acquired Gaiam Vivendi Entertainment business. In the following months, our entertainment business will be focused on finalizing the integration of Vivendi and delivering growth through addition of new distribution and licensing contracts as well as expansion of sales to digital video providers.

During the second quarter in our direct to consumer segment, the direct response television business continued to market the Jillian Michael Body Revolution media and accessories weight loss product, the sales of which thus far have been very strong. Later in 2012, this business is expected to launch a next generation healthy cooker and new fitness products. Also during the latter half of 2012, we plan to continue our repositioning of our ecommerce and catalog product offerings towards more apparel and fitness, as well as transitioning our ecommerce business to a new more flexible and dynamic platform. We are also continuing to invest in and market our digital platform, Gaiam TV.com, which will allow us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of primarily exclusive media content.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue as indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012(a)	Pro Forma 2011(b)	2011(c)	2012(a)	Pro Forma 2011(b)	2011(c)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	38.4%	43.9%	55.4%	40.6%	44.1%	54.1%

Gross profit	61.6%	56.1%	44.6%	59.4%	55.9%	45.9%

Expenses:
Selling and operating	59.2%	66.3%	49.2%	55.0%	59.4%	46.8%
Corporate, general and administration	6.7%	7.0%	5.5%	6.1%	6.6%	5.5%
Acquisition-related costs	—%	—%	4.0%	1.8%	—%	1.9%

Total expenses	65.9%	73.3%	58.7%	62.9%	66.0%	54.2%

Loss from operations	(4.3)%	(17.2)%	(14.1)%	(3.5)%	(10.1)%	(8.3)%

Interest and other income (expense)	(0.3)%	0.2%	0.1%	(0.1)%	0.2%	0.1%
Loss from equity method investment in RSOL	(2.1)%	(1.9)%	—%	(1.8)%	(0.9)%	—%
Income tax benefit	(2.1)%	(5.9)%	(4.2)%	(1.7)%	(3.5)%	(2.6)%
Net loss attributable to noncontrolling interest	0.1%	0.4%	1.6%	0.2%	0.1%	0.7%

Net loss attributable to Gaiam, Inc.	(4.5)%	(12.6)%	(8.2)%	(3.5)%	(7.2)%	(4.9)%

(a)	With Real Goods Solar deconsolidated and accounted for as an equity method investment.
(b)	As if Real Goods Solar was deconsolidated effective January 1, 2011 and accounted for as an equity method investment.
(c)	With Real Goods Solar as a consolidated subsidiary.

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

The unaudited pro forma condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 present our condensed consolidated results of operations giving pro forma effect to the deconsolidation of Real Goods Solar as if it had occurred on January 1, 2011. These pro forma financial statements should be read in connection with our historical unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011, which are included herein.

We have made pro forma adjustments based on currently available information, estimates and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this deconsolidation on our historical financial information.

The following are our unaudited statements of operations as indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2012	Pro Forma 2011	2012	Pro Forma 2011
	(unaudited)		(unaudited)
Net revenue	$45,446	$30,755	$92,779	$68,142
Cost of goods sold	17,435	13,513	37,662	30,069

Gross profit	28,011	17,242	55,117	38,073

Expenses:
Selling and operating	26,896	20,383	51,057	40,494
Corporate, general and administration	3,081	2,159	5,654	4,500
Acquisition-related costs	—	—	1,667	—

Total expenses	29,977	22,542	58,378	44,994

Loss from operations	(1,966)	(5,300)	(3,261)	(6,921)

Interest and other income (expense)	(123)	70	(67)	114
Loss from equity method investment in RSOL	(944)	(591)	(1,640)	(577)

Loss before income taxes and noncontrolling interest	(3,033)	(5,821)	(4,968)	(7,384)

Income tax benefit	(924)	(1,827)	(1,561)	(2,426)

Net loss	(2,109)	(3,994)	(3,407)	(4,958)

Net loss attributable to noncontrolling interest	56	126	135	84

Net loss attributable to Gaiam, Inc.	$(2,053)	$(3,868)	$(3,272)	$(4,874)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.09)	$(0.17)	$(0.14)	$(0.21)

Diluted	$(0.09)	$(0.17)	$(0.14)	$(0.21)

Weighted-average shares outstanding:
Basic	22,702	23,314	22,700	23,307

Diluted	22,702	23,314	22,700	23,307

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net revenue. Net revenue decreased $5.3 million, or 10.4%, to $45.4 million during the second quarter of 2012 from $50.7 million during the second quarter of 2011. Excluding our formerly consolidated subsidiary, Real Goods Solar, which was deconsolidated on December 31, 2011(refer to the Supplemental Pro Forma Financial Information above), net revenue increased $14.7 million, or 47.8%, during the second quarter of 2012 as compared to the second quarter of 2011. Net revenue in our business segment increased $14.0 million, or 96.1%, to $28.5 million during the second quarter of 2012 from $14.6 million during the second quarter of 2011, due to our acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012 and our continued strength at our large retailers, as well as our media aggregator role for Target that commenced during the fourth quarter of 2011. Net revenue in our direct to consumer segment increased $0.7 million, or 4.4%, to $16.9 million during the second quarter of 2012 from $16.2 million during the second quarter of 2011, primarily attributable to increased sales in our direct response marketing business due to our repositioning of that business in 2011.

Cost of goods sold. Cost of goods sold decreased $10.7 million, or 38.0%, to $17.4 million during the second quarter of 2012 from $28.1 million during the second quarter of 2011. Excluding Real Goods Solar, cost of goods sold increased $3.9 million, or 29.0%, during the second quarter of 2012 as compared to the second quarter of 2011 and, as a percentage of net revenue, decreased to 38.4% during the second quarter of 2012 from 43.9% during the second quarter of 2011. Cost of goods sold in our business segment increased $3.7 million, or 46.1%, to $11.7 million during the second quarter of 2012 from $8.0 million during the second quarter of 2011 and, as a percentage of net revenue, decreased to 40.9% during the second quarter of 2012 from 54.9% during the second quarter of 2011, primarily due to a shift in product sales mix resulting from our Gaiam Vivendi Entertainment business that has no cost of goods sold. Cost of goods sold in our direct to consumer segment increased $0.2 million, or 4.4%, to $5.8 million during the second quarter of 2012 from $5.5 million during the second quarter of 2011 and, as a percentage of net revenue, remained consistent with the second quarter of 2011 at 34.1%.

Selling and operating expenses. Selling and operating expenses increased $1.9 million, or 7.7%, to $26.9 million during the second quarter of 2012 from $25.0 million during the second quarter of 2011. Excluding Real Goods Solar, selling and operating expenses increased $6.5 million, or 32.0%, during the second quarter of 2012 as compared to the second quarter of 2011 and, as a percentage of net revenue, decreased to 59.2% during the second quarter of 2012 from 66.3% during the second quarter of 2011, primarily due to the acquisition of Gaiam Vivendi Entertainment and increased television advertising costs.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.3 million, or 10.0%, to $3.1 million during the second quarter of 2012 from $2.8 million during the second quarter of 2011. Excluding Real Goods Solar, corporate, general and administration expenses increased $0.9 million, or 42.7%, during the second quarter of 2012 as compared to the second quarter of 2011 and, as a percentage of net revenue, decreased to 6.7% during the second quarter of 2012 from 7.0% during the second quarter of 2011, primarily as a result of nonrecurring Gaiam Vivendi Entertainment integration and transition costs.

Loss from equity method investment. Loss from equity method investment was $0.9 million during the second quarter of 2012 and represents our portion of Real Goods Solar’s net loss for the quarter.

Income tax benefit. Income tax benefit during the second quarter of 2012 was primarily increased due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $2.1 million during the second quarter of 2012 compared to $4.1 million during the second quarter of 2011. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.09 per share during the second quarter of 2012 compared to $0.18 per share during the second quarter of 2011. Excluding our loss from equity method investment, our net loss for the second quarter of 2012 would have been $1.2 million or $0.05 per share. Refer to the Non-GAAP Financial Measures table below.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenue. Net revenue decreased $12.7 million, or 12.1%, to $92.8 million during the first half of 2012 from $105.5 million during the first half of 2011. Excluding our formerly consolidated subsidiary, Real Goods Solar, which was deconsolidated on December 31, 2011(refer to the Supplemental Pro Forma Financial Information above), net revenue increased $24.6 million, or 36.2%, during the first half of 2012 as compared to the first half of 2011. Net revenue in our business segment increased $20.3 million, or 59.5%, to $54.3 million during the first half of 2012 from $34.0 million during the first half of 2011, due to our acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012 and our media aggregator role for Target that commenced during the fourth quarter of 2011, as well as to improvements in stock levels and sales performance at our top retailer customers. Net revenue in our direct to consumer segment increased $4.4 million, or 12.9%, to $38.5 million during the first half of 2012 from $34.1 million during the first half of 2011, primarily attributable to increased sales in our direct response marketing business due to our repositioning of that business in 2011 and the success of fitness media products.

Cost of goods sold. Cost of goods sold decreased $19.4 million, or 34.0%, to $37.7 million during the first half of 2012 from $57.1 million during the first half of 2011. Excluding Real Goods Solar, cost of goods sold increased $7.6 million, or 25.3%, during the first half of 2012 as compared to the first half of 2011 and, as a percentage of net revenue, decreased to 40.6% during the first half of 2012 from 44.1% during the first half of 2011. Cost of goods sold in our business segment increased $6.8 million, or 37.3%, to $25.0 million during the first half of 2012 from $18.2 million during the first half of 2011 and, as a percentage of net revenue, decreased to 46.0% during the first half of 2012 from 53.4% during the first half of 2011, primarily due to a shift in product sales mix resulting from our Gaiam Vivendi Entertainment business that has no cost of goods sold. Cost of goods sold in our direct to consumer segment increased $0.8 million, or 6.9%, to $12.7 million during the first half of 2012 from $11.9 million during the first half of 2011 and, as a percentage of net revenue, decreased to 33.0% during the first half of 2012 from 34.9% during the first half of 2011, primarily reflecting the significant increase of sales in our direct response marketing business.

Selling and operating expenses. Selling and operating expenses increased $1.7 million, or 3.5%, to $51.1 million during the first half of 2012 from $49.4 million during the first half of 2011. Excluding Real Goods Solar, selling and operating expenses increased $10.6 million, or 26.1%, during the first half of 2012 as compared to the first half of 2011 and, as a percentage of net revenue, decreased to 55.0% during the first half of 2012 from 59.4% during the first half of 2011, primarily due to the acquisition of Gaiam Vivendi Entertainment and increased television advertising costs related to the sales growth in our direct response marketing business.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 3.1%, to $5.7 million during the first half of 2012 from $5.8 million during the first half of 2011. Excluding Real Goods Solar, corporate, general and administration expenses increased $1.2 million, or 25.6%, during the first half of 2012 as compared to the first half of 2011 and, as a percentage of net revenue, decreased to 6.1% during the first half of 2012 from 6.6% during the first half of 2011, primarily as a result of nonrecurring Gaiam Vivendi Entertainment integration and transition costs and the incremental cost of stock option modifications.

Acquisition-related costs. Acquisition-related costs were $1.7 million during the first half of 2012 and were the result of our acquisition of Gaiam Vivendi Entertainment.

Loss from equity method investment. Loss from equity method investment was $1.7 million during the first half of 2012 and represents our portion of Real Goods Solar’s net loss for the quarter.

Income tax benefit. Income tax benefit during the first half of 2012 was primarily increased due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $3.3 million during the first half of 2012 compared to $5.1 million during the first half of 2011. Net loss per share attributable to Gaiam, Inc. common shareholders was $0.14 per share during the first half of 2012 compared to $0.22 per share during the first half of 2011. Excluding our acquisition-related costs and loss from equity method investment, our net loss for the first half of 2012 would have been $0.6 million or $0.03 per share. Refer to the Non-GAAP Financial Measures table below.

Non-GAAP Financial Measures

We have utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing of our financial results for the three and six months ended June 30, 2012. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of GAAP net loss to the non-GAAP net loss is set forth below as indicated (unaudited, in millions):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Net loss attributable to Gaiam, Inc.	$(2.1)	$(3.3)
Exclusion of acquisition-related costs (net of taxes of $0.6 million) (a)	—	1.1
Exclusion of loss from equity method investment	0.9	1.6

Non-GAAP net loss attributable to Gaiam, Inc.	$(1.2)	$(0.6)

A reconciliation of GAAP net loss per share to the non-GAAP net loss per share is set forth below as indicated (unaudited):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Net loss per share attributable to Gaiam, Inc. common shareholders - diluted	$(0.09)	$(0.14)
Exclusion of acquisition-related costs per share (net of taxes of $0.02 per share) (a)	—	0.04
Exclusion of loss from equity method investment per share	0.04	0.07

Non-GAAP net loss per share attributable to Gaiam, Inc. common shareholders - diluted	$(0.05)	$(0.03)

Weighted average shares used in net loss per share calculations - diluted	22,702,000	22,700,000

(a)	Income taxes were computed at an effective tax rate of approximately 35.5%.

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

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and VE Newco, LLC dba Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A. (“PNC”), as agent and lender. Borrowings are secured by a pledge of the Borrower’s assets. The Credit Agreement provides for a revolving line of credit of up to $35 million, subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan is due and payable on the earlier of July 30, 2015 or upon the termination of the Credit Agreement.

For advances that are not Eurodollar rate loans, referred to as “domestic rate loans” in the Credit Agreement, annual interest will accrue at a rate equal to 0.75% plus the higher of (i) PNC’s stated commercial lending rate in effect on such day, (ii) the Federal Funds Open Rate (as defined in the Credit Agreement; essentially the daily federal funds open rate as quoted by ICAP North America, Inc. (or any successor) as published by Bloomberg) in effect on such day plus 0.5%, and (iii) the sum of the Daily LIBOR Rate (as defined in the Credit Agreement; essentially the rate resulting from dividing (x) the daily London Interbank Offered Rates published in the Wall Street Journal for a one month period by (y) a number equal to 1.00 minus the Board of Governors of the Federal Reserve System’s reserve percentage with respect to eurocurrency funding) in effect on such day plus 1.0%. The Borrowers may also obtain Eurodollar rate loans under the revolving line of credit. Eurodollar rate loans will accrue annual interest at a rate equal to the sum of 2.25% plus the Eurodollar Rate (as defined in the Credit Agreement; essentially the rate resulting from dividing (x) the rates at which US dollar deposits are offered by leading banks in the London interbank deposit market as published by Bloomberg, by (y) a number equal to 1.00 minus the Board of Governors of the Federal Reserve System’s reserve percentage with respect to eurocurrency funding). Interest will be payable monthly in arrears for domestic rate loans and at the end of each interest period for Eurodollar rate loans. Upon and after the occurrence of an event of default, and during the continuation thereof, at the option of PNC or at the direction of a certain specified number of lenders, outstanding advances will bear interest at the interest rate set forth above for domestic rate loans plus 2% per year.

The Borrowers paid a fee of $175,000 to PNC in consideration for entering into the Credit Agreement and will pay PNC a fee equal to 0.5% per year on the undrawn amount of the revolving line of credit. The Credit Agreement permits voluntary prepayments of amounts borrowed and reductions or terminations of the revolving commitments pursuant to notice requirements. The Borrowers must also prepay the advances in amounts equal to the net proceeds of certain sales of collateral and the net proceeds of certain issuances of equity interest or indebtedness. The Borrowers must pay an early termination fee equal to 2% of the maximum amount of the revolving line of credit if the Borrowers prepay all advances before July 31, 2013, and an early termination fee equal to 1% of the maximum amount of the revolving line of credit if the Borrowers prepay all advances before July 31, 2014. The Credit Agreement subjects the Company to certain customary affirmative covenants and customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. In addition, the Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, and covenant defaults. If an event of default occurs and is continuing, amounts due under the Credit Agreement may be accelerated and the rights and remedies of the lenders under the Credit Agreement may be exercised.

In conjunction with entering into the new Credit Agreement, on August 1, 2012, we paid in full the outstanding balance owed to our prior senior lender, Wells Fargo Bank, National Association, in the amount of $14.1 million and terminated the underlying Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam and Wells Fargo.

As of August 1, 2012, the outstanding borrowings on the new Credit Agreement were approximately $14.2 million at an annual interest rate of 4%.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended June 30,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$17,362	$5,890
Investing activities	(15,724)	3,853
Financing activities	(4,703)	(919)
Effects of exchange rates on cash	(20)	70

Net change in cash	$(3,085)	$8,894

Operating activities. Our operating activities provided net cash of $17.4 million and $5.9 million during the first halves of 2012 and 2011, respectively. Our net cash provided by operating activities during the first half of 2012 was primarily attributable to decreased accounts receivable of $31.4 million and noncash adjustments of $4.5 million, partially offset by decreased accounts and participations payable of $6.5 million, increased advances and inventory of $4.9 million and $3.6 million, respectively, and our net loss of $3.4 million. Our net cash provided by operating activities during the first half of 2011 was primarily attributable to decreased accounts receivable and inventory of $25.3 million, increased deferred revenue and other current liabilities of $2.1 million, and noncash adjustments of $0.4 million, partially offset by decreased accounts payable and accrued liabilities of $8.7 million, our net loss of $5.9 million, increased other current assets and deferred advertising costs of $5.8 million, and decreased participations payable of $1.0 million.

Investing activities. Our investing activities used net cash of $15.7 million and provided net cash of $3.9 million during the first halves of 2012 and 2011, respectively. The net cash used in investing activities during the first half of 2012 was used primarily for the $13.4 million cash portion of the purchase price for Gaiam Vivendi Entertainment and to acquire property and equipment to maintain normal operations for $1.4 million and media content for $0.9 million. The net cash provided by investing activities during the first half of 2011 was primarily attributable to cash acquired from our solar subsidiary’s acquisition of Alteris of $3.4 million and collection on a note receivable of $2.7, partially offset by acquired property and equipment to maintain normal operations of $1.4 million and media content for $1.0 million.

Financing activities. Our financing activities used net cash of $4.7 million and $0.9 million during the first halves of 2012 and 2011, respectively. The net cash used by financing activities during the first half of 2012 was used to repay a promissory note for $18.7 million in connection with the acquisition of Gaiam Vivendi Entertainment, partially offset by net borrowings on a line of credit for $14.0 million, the funds from which were used towards the acquisition of Gaiam Vivendi Entertainment and its related expenses. Our net cash used by financing activities during the first half of 2011 was primarily the result of repayments of borrowings on Alteris’ line of credit of $1.0 million, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.1 million.

On January 11, 2011, we renewed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the unissued portion of the 5,000,000 shares of our Class A common stock that we originally registered on November 8, 2007. During the first half of 2012, no shares were issued under this shelf registration.

We believe our available cash, new larger revolving line of credit, cash expected to be generated from operations, and cash generated by the sale of our stock should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

Contractual Obligations

We have commitments pursuant to lease agreements, but have no outstanding commitments pursuant to purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$4,154	$1,971	$2,102	$81	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for or investments in foreign currency, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of June 30, 2012.

We have a revolving line of credit with outstanding borrowings and various letters of credit. Accordingly, any unfavorable change in interest rates could have a material impact on our results from operations or cash flows. As of August 1, 2012, if either of our Credit Agreement’s Eurodollar, LIBOR, PNC’s stated commercial, or Federal Funds Open Rates were to increase by one percentage point, our annual interest expense would increase by approximately $0.1 million, assuming constant debt levels.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon their evaluation as of June 30, 2012, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)

August 9, 2012	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (principal executive officer)

August 9, 2012	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.