Form 10-Q
period 2012-09-30
GAIAM, INC
filed 2012-11-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2012
Class A Common Stock ($.0001 par value)	17,311,635
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2012, the interim results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. These interim statements have not been audited. The balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2011.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$19,057	$14,545
Accounts receivable, net	34,200	31,113
Inventory, less allowances	37,442	29,205
Deferred advertising costs	3,421	3,303
Receivable and deferred tax assets	6,941	6,686
Receivable from equity method investee	83	2,176
Advances	17,543	5,336
Other current assets	2,564	1,969

Total current assets	121,251	94,333
Property and equipment, net	24,055	23,664
Media library, net	13,813	14,576
Deferred tax assets	17,874	12,636
Goodwill	9,405	2,673
Other intangibles, net	7,243	569
Equity method investment	—	14,300
Other assets	688	539

Total assets	$194,329	$163,290

LIABILITIES AND EQUITY
Current liabilities:
Line of credit	$20,925	$—
Accounts payable	29,361	21,069
Participations payable	24,233	7,851
Accrued liabilities	2,931	3,196

Total current liabilities	77,450	32,116
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,311,635 and 17,297,844 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	1	1
Additional paid-in capital	159,377	158,773
Accumulated other comprehensive income	118	113
Accumulated deficit	(45,208)	(30,779)

Total Gaiam, Inc. shareholders’ equity	114,290	128,110
Noncontrolling interest	2,589	3,064

Total equity	116,879	131,174

Total liabilities and equity	$194,329	$163,290

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2012 (a)	2011 (a)	2012 (a)	2011 (a)
	(unaudited)		(unaudited)
Net revenue	$42,983	$73,333	$135,762	$178,854
Cost of goods sold	18,912	41,419	56,574	98,478

Gross profit	24,071	31,914	79,188	80,376

Expenses:
Selling and operating	21,771	29,860	72,828	79,209
Corporate, general and administration	2,471	3,311	8,125	9,143
Acquisition-related costs	—	383	1,667	2,393

Total expenses	24,242	33,554	82,620	90,745

Loss from operations	(171)	(1,640)	(3,432)	(10,369)
Interest and other income (expense)	(192)	(15)	(259)	92
Loss from equity method investment	(15,940)	—	(17,580)	—

Loss before income taxes and noncontrolling interest	(16,303)	(1,655)	(21,271)	(10,277)
Income tax benefit	(5,377)	(466)	(6,938)	(3,169)

Net loss	(10,926)	(1,189)	(14,333)	(7,108)
Net (income) loss attributable to noncontrolling interest	(231)	(40)	(96)	738

Net loss attributable to Gaiam, Inc.	$(11,157)	$(1,229)	$(14,429)	$(6,370)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.49)	$(0.05)	$(0.64)	$(0.27)

Diluted	$(0.49)	$(0.05)	$(0.64)	$(0.27)

Weighted-average shares outstanding:
Basic	22,704	23,205	22,702	23,272

Diluted	22,704	23,205	22,702	23,272

(a)	RSOL was deconsolidated and accounted for as an equity method investment effective December 31, 2011. Consequently, RSOL is reported as an equity method investment for the three and nine months ended September 30, 2012 and as a consolidated subsidiary for the three and nine months ended September 30, 2011.

If RSOL had been deconsolidated as of January 1, 2011, on a pro forma basis, net revenue, net loss attributable to Gaiam, Inc., and net loss per share would have been $41.8 million, $1.1 million, and $0.05 per share for the three months ended September 30, 2011, respectively, and $109.9 million, $6.0 million, and $0.26 per share for the nine months ended September 30, 2011, respectively.

See Supplemental Pro Forma Financial Information on page 18 of this Form 10-Q.

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net loss	$(10,926)	$(1,189)	$(14,333)	$(7,108)
Other comprehensive income (loss), foreign currency translation, net of related tax	14	(82)	10	(36)

Comprehensive loss	(10,912)	(1,271)	(14,323)	(7,144)

Less: comprehensive income (loss) attributable to the noncontrolling interest	238	(1)	101	(756)

Comprehensive loss attributable to Gaiam, Inc. shareholders	$(11,150)	$(1,270)	$(14,424)	$(6,388)

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
	(unaudited)
Operating activities
Net loss	$(14,333)	$(7,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,681	2,275
Amortization	4,503	2,145
Share-based compensation expense	776	1,102
Deferred and stock option income tax benefit	(7,085)	(3,706)
Gain on translation of foreign currency	(58)	(64)
Loss from equity method investment	17,580	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	22,030	17,160
Inventory, net	(10,238)	(1,686)
Deferred advertising costs	(959)	(1,341)
Receivable from equity method investee	391	—
Advances	(6,270)	(20)
Other current assets	(721)	(1,768)
Accounts payable	8,282	(2,566)
Participations payable	3,892	(2,194)
Accrued liabilities	(71)	(2,517)
Deferred revenue and other current liabilities	—	714

Net cash provided by operating activities	19,400	426

Investing activities
Purchase of property, equipment and media rights	(3,046)	(3,482)
Purchase of businesses	(13,545)	—
Cash from acquired business	—	3,416
Collection of note receivable	—	2,700
Change in restricted cash	—	688

Net cash (used in) provided by investing activities	(16,591)	3,322

Financing activities
Net borrowings (payments) on revolving line of credit	20,925	(2,042)
Principal payments on debt	(18,703)	(136)
Subsidiary’s payment of dividend to noncontrolling interest	(583)	—
Repurchase of Class A common stock, including related costs	—	(1,909)
Subsidiary’s repurchase of its Class A common stock, including related costs	—	(1,070)
Net proceeds from issuance of common stock and tax benefits from option exercises	—	77

Net cash provided by (used in) financing activities	1,639	(5,080)

Effect of exchange rates on cash	64	5
Net change in cash	4,512	(1,327)
Cash at beginning of period	14,545	28,773

Cash at end of period	$19,057	$27,446

Supplemental cash flow information
Income taxes paid	$411	$304
Interest paid	$319	$62

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

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2012, except for the implementation on January 1, 2012 of the Financial Accounting Standards Board’s accounting standard update relating to the presentation of other comprehensive income. As a result of adopting this standard, the components of our condensed consolidated comprehensive income are now presented as separate financial statements immediately following our condensed consolidated statements of operations.

Revenue

Revenue consists of sales of products, media licensing, media distribution, and solar energy integration contract fees. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We recognize distribution fees from our Gaiam Vivendi Entertainment business and certain other media distribution arrangements on a net revenue basis. For these media distribution sales, we do not take title to the related product sold as the inventory is owned by the studio or content producers and sold by us under distribution agent agreements. During 2011, we recognized revenue from Real Goods Solar, Inc.’s (“Real Goods Solar” or “RSOL”) energy integration fixed price contracts using either the completed contract or percentage-of-completion method, based on the energy size of the energy system installation project. We recognized revenue from energy system installations of less than 100 kilowatts when the installation was substantially complete, determined based on departure from the job site following completion of the installation or passing of building inspection, while we recognized revenue from energy system installations equal to or greater than 100 kilowatts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. We deconsolidated Real Goods Solar effective December 31, 2011. As a result, we did not recognize any revenue from Real Goods Solar’s operations during 2012. We present revenues net of taxes collected from customers. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenues arising from the product sale.

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

3.	Equity Method Investment and Receivable From Investee

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. This conversion was done in accordance with the terms of a Shareholders Agreement dated December 19, 2011 entered into with Riverside Renewable Energy Investments, LLC, the majority owner of Earth Friendly Energy Group Holdings LLC d/b/a Alteris Renewables, Inc. (“Alteris”) in connection with Real Goods Solar’s acquisition of Alteris and no consideration was exchanged.

Through Gaiam’s recognition of its noncash portion, $14.3 million, of Real Goods Solar’s net loss for the third quarter of 2012, which included goodwill, net deferred tax assets, and other asset impairment charges of $36.5 million, the carrying values of our equity method investment in and loan to Real Good Solar were reduced to zero at September 30, 2012 and we recognized a related income tax benefit of $5.1 million. See Note 12. Income Taxes. As a result, we will not report any potential future net losses from Real Goods Solar. Additionally, based on Real Goods Solar’s establishment of a valuation allowance for all its net deferred tax assets, we reduced to zero the $1.6 million deferred tax asset related to our Tax Sharing Agreement with Real Goods Solar.

The receivable from equity method investee at September 30, 2012 represents amounts owed in the ordinary course of business under our Intercorporate Services and Industrial Building Lease Agreements with Real Goods Solar. Charges under these agreements are typically billed and collected at least quarterly.

At September 30, 2012, we owned approximately 37.5% of Real Goods Solar’s Class A common stock with a trading value of $7.0 million based on the closing market price of Real Goods Solar’s Class A common stock on September 30, 2012. At September 30, 2012, our equity in the net assets of Real Goods Solar was approximately $2.9 million.

Summarized financial information for our equity method investee, Real Goods Solar, is as follows:

(in thousands)	September 30, 2012
Current assets	$36,081
Noncurrent assets	4,597

Total assets	$40,678

Current liabilities	$27,597
Noncurrent liabilities	5,407

Total liabilities	$33,004

(in thousands)	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Net revenue	$26,358	$66,061
Gross profit	5,737	17,483
Net loss	(39,017)	(43,391)

4.	Mergers and Acquisitions

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

The provisional total consideration transferred was $32.1 million and was comprised of $13.4 million in cash and a $18.7 million non-interest bearing, 90 day promissory note (“Note”) representing the carrying value of Gaiam Vivendi Entertainment’s working capital. Under the terms of the Note and other related Gaiam Vivendi Entertainment acquisition agreements, UMG was to collect the pre-closing accounts receivable of Gaiam Vivendi Entertainment for a 90 day period following the closing date of the acquisition and apply those collections to the Note, with any excess remitted to Gaiam Vivendi Entertainment. By mid-June 2012, UMG had collected enough funds from Gaiam Vivendi Entertainment’s pre-closing accounts receivable to fully satisfy the Note. The consideration excluded nil and $1.7 million of expenses that were reported as acquisition-related costs in our condensed consolidated statement of operations for the three and nine months ended September 30, 2012, respectively. The acquisition also effectively settled a preexisting media distribution relationship between Gaiam Vivendi Entertainment and us, resulting in the elimination upon consolidation of certain accounts receivable, participations payable and inventory balances.

We acquired Gaiam Vivendi Entertainment, with its distribution rights to over 3,000 media titles, to materially strengthen our existing media distribution services platform, enhance our digital relationships and elevate us to the second largest non-theatrical content distributor in the United States. With the combined scale of Gaiam Vivendi Entertainment’s and our existing distribution operations, we expect to realize significant operational and financial synergies, including reduced third-party distribution costs and lower post-production and digital distribution costs, which are projected to increase our gross margins. These anticipated strategic benefits are the primary contributors to goodwill resulting from the acquisition.

The estimated purchase price and fair values of assets acquired and liabilities assumed are provisional and are based on currently available information. We believe that information provides a reasonable basis for estimating the consideration transferred and the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those amounts. Therefore, the provisional purchase price and measurements of fair value reflected below are subject to change. We expect to finalize the purchase price by the end of 2012 and determine valuations and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Any goodwill identified is attributable to our business segment and is deductible for tax purposes.

The following table summarizes the provisional estimated purchase price and fair values of Gaiam Vivendi Entertainment’s acquired net assets, which are additions to our business segment’s net assets.

(in thousands)	March 28, 2012
Accounts receivable	$25,113
Advances	5,903
Other current assets	33
Goodwill	6,731
Customer relationship intangibles	8,600

Total assets	46,380

Participations payable	(12,013)
Accrued liabilities	(2,264)

Net assets acquired	$32,103

At March 28, 2012, with regards to the acquired accounts receivable, the gross contractual amount receivable was $44.0 million, the estimated fair value was $25.1 million, and the best estimate of the contractual cash flows not expected to be collected was $18.9 million due to estimated sales returns. The acquired other intangibles are comprised entirely of customer relationships, the fair values of which were determined using traditional discounted future cash flow models. The useful lives assigned to these intangibles are 5 years, with each year’s amortization expense based on its estimated proportionate amount of the estimated total discounted future cash flows for these intangibles.

We included Gaiam Vivendi Entertainment’s results of operations in our consolidated financial statements from March 28, 2012. Consequentially, $4.6 million and $11.2 million of net revenue and $0.9 million and $2.1 million of net income attributable to Gaiam Vivendi Entertainment are included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2012, respectively.

The following tables contain supplemental unaudited interim pro forma information for the Gaiam Vivendi Entertainment acquisition as if we had acquired this business on January 1, 2011. RSOL was not deconsolidated until December 31, 2011 and, thus, the 2011 supplemental unaudited interim pro forma information below reflects RSOL on a deconsolidated basis in the first table and on a consolidated basis in the second table. The pro forma net losses were decreased by $0.9 million for the nine months ended September 30, 2012 and decreased by $1.0 million and $2.7 million for the three and nine months ended September 30, 2011, respectively, to reflect the removal of amortization related to Gaiam Vivendi Entertainment’s pre-acquisition intangibles, less amortization related to intangibles resulting from our acquisition of Gaiam Vivendi Entertainment. The pro forma adjustments were based on available information and upon assumptions that we believe were reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

	Real Goods Solar Deconsolidated
	Supplemental Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011 (a)	2012	2011 (a)
Net revenue	$42,983	$50,504	$144,803	$130,636

Net loss attributable to Gaiam, Inc.	$(11,157)	$(915)	$(13,674)	$(7,740)

Net loss per share—basic	$(0.49)	$(0.04)	$(0.60)	$(0.33)

Net loss per share—diluted	$(0.49)	$(0.04)	$(0.60)	$(0.33)

	Real Goods Solar Consolidated
	Supplemental Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011 (a)	2012	2011 (a)
Net revenue	$42,983	$82,090	$144,803	$199,601

Net loss attributable to Gaiam, Inc.	$(11,157)	$(1,002)	$(13,674)	$(8,094)

Net loss per share—basic	$(0.49)	$(0.04)	$(0.60)	$(0.35)

Net loss per share—diluted	$(0.49)	$(0.04)	$(0.60)	$(0.35)

5.	Advances

Advances represent amounts prepaid to studio and content producers for which we provide media distribution services and to talent involved with our media productions. Such advances are recoupable against future fees owed to the respective studio or content producer based upon the terms of their agreements.

6.	Line of Credit

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A. (“PNC”), as agent and lender. Borrowings are secured by a pledge of the Borrowers’ assets. The Credit Agreement provides for a revolving line of credit of up to $35 million, subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan is due and payable on the earlier of July 30, 2015 or upon the termination of the Credit Agreement. For additional information about this Credit Agreement, see Liquidity and Capital Resources section of this report, pages 21 and 22.

As of September 30, 2012, the outstanding borrowings on the Credit Agreement were approximately $20.9 million at an average annual interest rate of approximately 3.64% and the amount reserved for outstanding letters of credit was $4.5 million.

7.	Participations Payable

Participations payable represents amounts owed to studios/content producers for which we provide media distribution services and to talent involved with our media productions.

8.	Commitments and Contingencies

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

Advances

At September 30, 2012, we have media distribution agreements that require us to make future guaranteed advances as follows (in thousands):

2012	$1,968
2013	4,273
2014	1,500

$7,741

9.	Equity

During the nine months ended September 30, 2012, we issued 13,791 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to certain of our independent directors, in lieu of cash compensation, for services rendered in 2012. We recorded these shares at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

Our adventure travel subsidiary, which is 51.4% owned by us, paid its shareholders dividends of $0.7 million from additional paid-in capital and $0.5 million from retained earnings, and, as a result, the noncontrolling interests on our consolidated balance sheet at September 30, 2012 was decreased by $0.6 million.

The following are reconciliations from December 31, 2011 to September 30, 2012 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2011	$131,174		$(30,779)	$113	$3	$158,773	$3,064
Issuance of Gaiam, Inc. common stock, including related taxes, and share-based compensation	774		—	—	—	774	—
Adjustment due to subsidiary’s acquisition of a noncontrolling interest, including related taxes of $16	(163)		—	—	—	(170)	7
Subsidiary’s dividend to noncontrolling interest	(583)		—	—	—	—	(583)
Comprehensive loss:
Net income (loss)	(14,333)	(14,333)	(14,429)	—	—	—	96
Foreign currency translation adjustment, net of taxes of $3	10	10	—	5	—	—	5

Comprehensive loss	(14,323)	$(14,323)	—	—	—	—	—

Balance at September 30, 2012	$116,879		$(45,208)	$118	$3	$159,377	$2,589

The following schedule reflects the effect of changes in a subsidiary of Gaiam, Inc.’s investment ownership interests on Gaiam, Inc.’s equity.

(in thousands, except share data)	For the Nine Months Ended September 30, 2012
Net loss attributable to Gaiam, Inc.	$(14,429)
Decrease in Gaiam, Inc.’s paid-in capital for its subsidiary’s acquisition of a noncontrolling interest, including related taxes of $16	(170)

Change from net loss attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(14,599)

Real Goods Solar (our 37.5% owned equity method investment)

On December 19, 2011, Real Goods Solar issued 8.7 million shares of its Class A common stock with a fair market value of $21.6 million to acquire 100% of the equity interest Alteris. The fair value of the shares issued in this transaction was based on the trading price of Real Goods Solar’s Class A common stock on June 21, 2011, the date that Real Goods Solar obtained control of Alteris through an Agreement and Plan of Merger dated June 21, 2011.

10.	Other Comprehensive Income (Loss)

The tax effects allocated to our other comprehensive income (loss) component, foreign currency translation, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Before-tax amount	$20	$(115)	$13	$(53)
Tax expense (benefit)	6	(33)	3	(17)

Net-of-tax amount	$14	$(82)	$10	$(36)

11.	Share-Based Payments

During the nine months ended September 30, 2012, we granted 105,000 stock options under our 2009 Long-Term Incentive Plan and cancelled 16,060 stock options previously issued under our 1999 and 2009 Long-Term Incentive Plans. Total share-based compensation expense was $0.2 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively, and are shown in corporate, general and administration expenses on our condensed consolidated statements of operations.

On March 5, 2012, for options previously granted under our 1999 Long-Term Incentive Plan that were scheduled to expire within the next two years, we extended the original expiration dates by two years. As a result, grants to seven employees were modified and these modifications resulted in total incremental share-based compensation cost of approximately $0.1 million that was immediately recognizable.

12.	Income Taxes

Income tax benefit for the three and nine months ended September 30, 2012 was increased by $5.1 million and $5.7 million, respectively, due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar and the recognition of a deferred tax asset related to the reduction of the carrying value of our loan to Real Goods Solar. See Note 3. Equity Method Investment and Receivable From Investee.

13.	Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,416,000 and 1,307,000 for the three months ended September 30, 2012 and 2011, respectively, and 1,379,000 and 812,000 for the nine months ended September 30, 2012 and 2011, respectively, from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator for basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(11,157)	$(1,229)	$(14,429)	$(6,370)
Denominator:
Weighted average shares for basic net loss per share attributable to Gaiam, Inc. common shareholders	22,704	23,205	22,702	23,272
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—	—	—

Denominators for diluted net loss per share attributable to Gaiam, Inc. common shareholders	22,704	23,205	22,702	23,272

Net loss per share attributable to Gaiam, Inc. common shareholders—basic	$(0.49)	$(0.05)	$(0.64)	$(0.27)

Net loss per share attributable to Gaiam, Inc. common shareholders—diluted	$(0.49)	$(0.05)	$(0.64)	$(0.27)

14.	Segment Information

Real Goods Solar was deconsolidated on December 31, 2011, and, thus, the segment information below reports RSOL as an equity method investment for 2012 and as a consolidated subsidiary for 2011. Since RSOL’s deconsolidation, we manage our business and aggregate our operational and financial information in accordance with two reportable segments. The direct to consumer segment contains direct response marketing program, catalog, Internet, retail store and subscription channels; and the business segment comprises retailer, media distribution, and corporate account channels.

Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net revenue:
Direct to consumer	$15,924	$22,226	$54,415	$56,334
Business	27,059	19,521	81,347	53,555

Net revenue excluding Solar (RSOL)	42,983	41,747	135,762	109,889
Solar (RSOL)	—	31,586	—	68,965

Consolidated net revenue	42,983	73,333	135,762	178,854

Contribution margin (loss):
Direct to consumer	(2,066)	(920)	(7,493)	(4,080)
Business	1,895	(85)	4,061	(3,846)

Contribution loss excluding Solar (RSOL)	(171)	(1,005)	(3,432)	(7,926)
Solar (RSOL)	—	(635)	—	(2,443)

Consolidated contribution loss	(171)	(1,640)	(3,432)	(10,369)

Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other income (expense)	(192)	(15)	(259)	92
Loss from equity method investment in RSOL	(15,940)	—	(17,580)	—
Income tax benefit	(5,377)	(466)	(6,938)	(3,169)
Net (income) loss attributable to noncontrolling interest	(231)	(40)	(96)	738

Net loss attributable to Gaiam, Inc.	$(11,157)	$(1,229)	$(14,429)	$(6,370)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. This section is designed to provide information that will assist in understanding our condensed consolidated financial statements, changes in certain items in those statements from period to period, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the condensed consolidated financial statements.

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

Our business segment sells directly to retailers and digital partners, with our products available in over 60,000 retail doors in the United States. At the end of the third quarter of 2012, our store within store presentations, which include custom fixtures that we design, were in over 15,000 locations worldwide. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to approximately 6,400 doors, up from 6,300 at the end of 2011.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on Gaiam and the LOHAS industry’s focus and future.

During the third quarter of 2012, the improvement in our business segment was driven primarily by our acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012 and our media aggregator role with Target, which we continue to leverage and expand to other retailers and to digital partners. This segment also benefited from two new branded product lines: Restore, our at-home rehabilitative and restorative accessories, and Gaiam Sol, our premium yoga line, both of which we launched during the fourth quarter of 2011. Late in the quarter, this segment launched a new value-oriented brand of yoga accessories in over three hundred stores of a large nationwide retailer and a major As Seen On TV fitness media product featuring The Biggest Loser star, Jillian Michaels. This accessories product complements our other As Seen On TV titles including The Firm Express. With our branded and private label products, category management and media aggregator roles, we are ranked number one in fitness media distribution and effectively control the yoga and fitness offerings at some of the largest retailers in the nation.

In addition to our fitness accessory business, our business segment also distributes entertainment media titles owned by third-party studios and ourselves. We provide full distribution services including marketing, logistics, and sales to physical and online digital retailers. With the acquisition of Gaiam Vivendi Entertainment in March 2012, Gaiam’s entertainment media business has grown to become the second largest non-theatrical content distributor in the United States with rights to over 8,000 titles. By combining the distribution operations of both companies, we have begun to realize synergies, including reduced operational costs and improved selling opportunities. Overall, we believe the financial benefits of this acquisition strengthen our position as a leading branded lifestyle media company with extensive retailer, direct to consumer, and online sales channels. During the third quarter, we incurred certain redundant operational costs as we integrated the recently acquired Gaiam Vivendi Entertainment business. In the following months, we will be focused on finalizing the integration of Vivendi and pursuing additional growth through addition of new distribution and licensing contracts, such as what we have already done with Hallmark Channel and The Jim Henson Company, as well as expansion of sales to digital video providers.

During the third quarter in our direct to consumer segment, we strategically reduced media spend and, thus, optimized profitability rather than trying to drive revenue in our direct response television marketing business during the Olympic Games and political campaign season. Also, we plan to continue the repositioning of our ecommerce and catalog product offerings towards more apparel and fitness. In October 2012, we successfully transitioned our ecommerce business to a new more flexible and dynamic platform. We are also continuing to invest in and market our digital platform, Gaiam TV.com, which will allow us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of primarily exclusive media content.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenue as indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 (a)	Pro Forma 2011 (b)	2011 (c)	2012 (a)	Pro Forma 2011 (b)	2011 (c)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.0%	42.4%	56.5%	41.7%	43.5%	55.1%

Gross profit	56.0%	57.6%	43.5%	58.3%	56.5%	44.9%

Expenses:
Selling and operating	50.7%	54.9%	40.7%	53.6%	57.7%	44.3%
Corporate, general and administration	5.7%	5.1%	4.5%	6.0%	6.0%	5.1%
Acquisition-related costs	—%	—%	0.5%	1.2%	—%	1.3%

Total expenses	56.4%	60.0%	45.7%	60.8%	63.7%	50.7%

Loss from operations	(0.4)%	(2.4)%	(2.2)%	(2.5)%	(7.2)%	(5.8)%
Interest and other income (expense)	(0.5)%	0.2%	0.0%	(0.2)%	0.2%	0.0%
Loss from equity method investment in RSOL	(37.1)%	(0.4)%	—%	(12.9)%	(0.7)%	—%
Income tax benefit	(12.5)%	(0.5)%	(0.6)%	(5.1)%	(2.4)%	(1.8)%
Net (income) loss attributable to noncontrolling interest	(0.5)%	(0.6)%	(0.1)%	(0.1)%	(0.2)%	0.4%

Net loss attributable to Gaiam, Inc.	(26.0)%	(2.7)%	(1.7)%	(10.6)%	(5.5)%	(3.6)%

(a)	With Real Goods Solar deconsolidated and accounted for as an equity method investment.
(b)	As if Real Goods Solar was deconsolidated effective January 1, 2011 and accounted for as an equity method investment.
(c)	With Real Goods Solar as a consolidated subsidiary.

Supplemental Pro Forma Financial Information

The following supplemental pro forma financial information is presented for informational purposes only, as an aid to understanding our historical financial results as if our deconsolidation of Real Goods Solar had occurred on January 1, 2011. This supplemental pro forma financial information should not be considered a substitute for the actual historical financial information prepared in accordance with generally accepted accounting principles (“GAAP”), as presented in our filings on Forms 10-Q and 10-K. The supplemental pro forma financial information disclosed below is for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the date indicated, or our future consolidated results of operations.

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

The unaudited pro forma condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 present our condensed consolidated results of operations giving pro forma effect to the deconsolidation of Real Goods Solar as if it had occurred on January 1, 2011. These pro forma financial statements should be read in connection with our historical unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011, which are included herein.

We have made pro forma adjustments based on currently available information, estimates and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this deconsolidation on our historical financial information.

The following are our unaudited pro forma condensed consolidated statements of operations as indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2012	Pro Forma 2011	2012	Pro Forma 2011
	(unaudited)		(unaudited)
Net revenue	$42,983	$41,747	$135,762	$109,889
Cost of goods sold	18,912	17,686	56,574	47,755

Gross profit	24,071	24,061	79,188	62,134

Expenses:
Selling and operating	21,771	22,943	72,828	63,437
Corporate, general and administration	2,471	2,123	8,125	6,623
Acquisition-related costs	—	—	1,667	—

Total expenses	24,242	25,066	82,620	70,060

Loss from operations	(171)	(1,005)	(3,432)	(7,926)
Interest and other income (expense)	(192)	89	(259)	203
Loss from equity method investment in RSOL	(15,940)	(179)	(17,580)	(756)

Loss before income taxes and noncontrolling interest	(16,303)	(1,095)	(21,271)	(8,479)
Income tax benefit	(5,377)	(205)	(6,938)	(2,631)

Net loss	(10,926)	(890)	(14,333)	(5,848)
Net income attributable to noncontrolling interest	(231)	(252)	(96)	(168)

Net loss attributable to Gaiam, Inc.	$(11,157)	$(1,142)	$(14,429)	$(6,016)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.49)	$(0.05)	$(0.64)	$(0.26)

Diluted	$(0.49)	$(0.05)	$(0.64)	$(0.26)

Weighted-average shares outstanding:
Basic	22,704	23,205	22,702	23,272

Diluted	22,704	23,205	22,702	23,272

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net revenue. Excluding our formerly consolidated subsidiary, Real Goods Solar, which was deconsolidated on December 31, 2011 (refer to the Supplemental Pro Forma Financial Information above), net revenue increased $1.2 million, or 3.0%, during the third quarter of 2012 as compared to the third quarter of 2011. Net revenue in our business segment increased $7.5 million, or 38.6%, to $27.1 million during the third quarter of 2012 from $19.5 million during the third quarter of 2011, due to 15.2% internal growth from continued strength at our large retailers and our acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012. Net revenue in our direct to consumer segment decreased $6.3 million, or 28.4%, to $15.9 million during the third quarter of 2012 from $22.2 million during the third quarter of 2011, primarily attributable to a $5.4 million decreased in sales in our direct response marketing business due to our strategic reduction of media spend and, thus, optimization of profitability as opposed to revenue generation during the Olympic Games and political campaign advertising season. Including Real Goods Solar, net revenue decreased $30.4 million, or 41.4%, to $43.0 million during the third quarter of 2012 from $73.3 million during the third quarter of 2011.

Cost of goods sold. Excluding Real Goods Solar, cost of goods sold increased $1.2 million, or 6.9%, during the third quarter of 2012 as compared to the third quarter of 2011 and, as a percentage of net revenue, increased to 44.0% during the third quarter of 2012 from 42.4% during the third quarter of 2011. Cost of goods sold in our business segment increased $2.1 million, or 21.9%, to $11.8 million during the third quarter of 2012 from $9.7 million during the third quarter of 2011 and, as a percentage of net revenue, decreased to 43.8% during the third quarter of 2012 from 49.8% during the third quarter of 2011, primarily due to a shift in product sales mix resulting from our Gaiam Vivendi Entertainment business that has no cost of goods sold as we report this business’ revenue on a net basis. Cost of goods sold in our direct to consumer segment decreased $0.9 million, or 11.3%, to $7.1 million during the third quarter of 2012 from $8.0 million during the third quarter of 2011 and, as a percentage of net revenue, increased to 44.4% during the third quarter of 2012 from 35.8% during the third quarter of 2011, primarily due to reduced revenue in our direct response marketing business that typically generates lower associated cost of goods sold. Including Real Goods Solar, cost of goods sold decreased $22.5 million, or 54.3%, to $18.9 million during the third quarter of 2012 from $41.4 million during the third quarter of 2011.

Selling and operating expenses. Excluding Real Goods Solar, selling and operating expenses decreased $1.2 million, or 5.1%, during the third quarter of 2012 as compared to the third quarter of 2011 and, as a percentage of net revenue, decreased to 50.7% during the third quarter of 2012 from 54.9% during the third quarter of 2011, primarily due to decreased television advertising spend, partially offset by increased costs from the acquisition of Gaiam Vivendi Entertainment. Including Real Goods Solar, selling and operating expenses decreased $8.1 million, or 27.1%, to $21.8 million during the third quarter of 2012 from $30.0 million during the third quarter of 2011.

Corporate, general and administration expenses. Excluding Real Goods Solar, corporate, general and administration expenses increased $0.4 million, or 16.4%, during the third quarter of 2012 as compared to the third quarter of 2011 and, as a percentage of net revenue, increased to 5.7% during the third quarter of 2012 from 5.1% during the third quarter of 2011, primarily as a result of some minimal additional overhead related to our acquisition of Gaiam Vivendi Entertainment. Including Real Goods Solar, corporate, general and administration expenses decreased $0.8 million, or 25.4%, to $2.5 million during the third quarter of 2012 from $3.3 million during the third quarter of 2011.

Loss from equity method investment. Loss from equity method investment was $15.9 million during the third quarter of 2012 and represents our noncash portion, $14.3 million, of Real Goods Solar’s net loss for the quarter, which included noncash impairment charges to its goodwill, deferred tax assets, and other assets of $36.5 million. Our recognition of this noncash equity investment loss reduced the GAAP carrying values of our investment in and loan to Real Goods Solar to zero. As a result, we will not report any potential future net losses from Real Goods Solar. Additionally, based on Real Goods Solar’s establishment of a valuation allowance for all its net deferred tax assets, we recognized a noncash charge of $1.6 million in loss from equity method investment to reduce to zero the deferred tax asset related to our tax sharing agreement with Real Goods Solar. Due to related income tax benefits as discussed below, the net impact to us of these equity investment related transactions was a noncash loss of $10.8 million.

Income tax benefit. Income tax benefit during the third quarter of 2012 was increased by $5.1 million due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar and the recognition of a deferred tax asset related to the reduction of the carrying value of our loan to Real Goods Solar.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $11.2 million, or $0.49 per share, during the third quarter of 2012 compared to a loss of $1.2 million, or $0.05 per share, during the third quarter of 2011. Excluding our loss from equity method investment and its related income tax benefits, our non-GAAP net loss for the third quarter of 2012 would have been $0.4 million or $0.01 per share. (Refer to the Non-GAAP Financial Measures table below.)

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenue. Excluding our formerly consolidated subsidiary, Real Goods Solar, which was deconsolidated on December 31, 2011 (refer to the Supplemental Pro Forma Financial Information above), net revenue increased $25.9 million, or 23.5%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Net revenue in our business segment increased $27.8 million, or 51.9%, to $81.4 million during the nine months ended September 30, 2012 from $53.6 million during the nine months ended September 30, 2011, due to better sales performance at our top 25 retailers, our acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012 and our media aggregator role for Target that commenced during the fourth quarter of 2011. Net revenue in our direct to consumer segment decreased $1.9 million, or 3.4%, to $54.4 million during the nine months ended September 30, 2012 from $56.3 million during the nine months ended September 30, 2011, primarily attributable to decreased sales in our direct response marketing business due to our strategic reduction of media spend and, thus, optimization of profitability as opposed to revenue during the Olympic Games and political campaign season. Including Real Goods Solar, net revenue decreased $43.1 million, or 24.1%, to $135.8 million during the nine months ended September 30, 2012 from $178.9 million during the nine months ended September 30, 2011.

Cost of goods sold. Excluding Real Goods Solar, cost of goods sold increased $8.8 million, or 18.5%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 and, as a percentage of net revenue, decreased to 41.7% during the nine months ended September 30, 2012 from 43.5% during the nine months ended September 30, 2011. Cost of goods sold in our business segment increased $8.9 million, or 31.9%, to $36.8 million during the nine months ended September 30, 2012 from $27.9 million during the nine months ended September 30, 2011 and, as a percentage of net revenue, decreased to 45.2% during the nine months ended September 30, 2012 from 52.1% during the nine months ended September 30, 2011, primarily due to a shift in product sales mix resulting from our Gaiam Vivendi Entertainment business that has no cost of goods sold. Cost of goods sold in our direct to consumer segment decreased $0.1 million, or 0.4%, to $19.8 million during the nine months ended September 30, 2012 from $19.9 million during the nine months ended September 30, 2011 and, as a percentage of net revenue, increased to 36.4% during the nine months ended September 30, 2012 from 35.3% during the nine months ended September 30, 2011, primarily due to reduced revenue in our direct response marketing business that typically generates lower associated cost of goods sold. Including Real Goods Solar, cost of goods sold decreased $41.9 million, or 42.6%, to $56.6 million during the nine months ended September 30, 2012 from $98.5 million during the nine months ended September 30, 2011.

Selling and operating expenses. Excluding Real Goods Solar, selling and operating expenses increased $9.4 million, or 14.8%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 and, as a percentage of net revenue, decreased to 53.6% during the nine months ended September 30, 2012 from 57.7% during the nine months ended September 30, 2011, primarily due to the acquisition of Gaiam Vivendi Entertainment and our media aggregator role for Target that commenced during the fourth quarter of 2011. Including Real Goods Solar, selling and operating expenses decreased $6.4 million, or 8.1%, to $72.8 million during the nine months ended September 30, 2012 from $79.2 million during the nine months ended September 30, 2011.

Corporate, general and administration expenses. Excluding Real Goods Solar, corporate, general and administration expenses increased $1.5 million, or 22.7%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 and, as a percentage of net revenue, remained consistent with the same period last year at 6.0%, primarily as a result of nonrecurring Gaiam Vivendi Entertainment integration and transition costs and the incremental cost of stock option modifications. Including Real Goods Solar, corporate, general and administration expenses decreased $1.0 million, or 11.1%, to $8.1 million during the nine months ended September 30, 2012 from $9.1 million during the nine months ended September 30, 2011.

Acquisition-related costs. Acquisition-related costs were $1.7 million during the nine months ended September 30, 2012 and were the result of our acquisition of Gaiam Vivendi Entertainment.

Loss from equity method investment. Loss from equity method investment was $17.6 million during the nine months ended September 30, 2012 and represents our noncash portion, $16.0 million, of Real Goods Solar’s net loss for nine months ended September 30, 2012, which included noncash impairment charges to its goodwill, deferred tax assets, and other assets of $36.5 million. Our recognition of this noncash equity investment loss reduced the GAAP carrying values of our investment in and loan to Real Goods Solar to zero. As a result, we will not report any potential future net losses from Real Goods Solar. Additionally, based on Real Goods Solar’s establishment of a valuation allowance for all its net deferred tax assets, we recognized a noncash charge of $1.6 million in loss from equity method investment to reduce to zero the deferred tax asset related to our tax sharing agreement with Real Goods Solar. Due to related income tax benefits as discussed below, the net impact to us of these equity investment related transactions was a noncash loss of $11.9 million.

Income tax benefit. Income tax benefit during the nine months ended September 30, 2012 was increased by $5.7 million due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar and the recognition of a deferred tax asset related to the reduction of the carrying value of our loan to Real Goods Solar.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $14.4 million, or $0.64 per share, during the nine months ended September 30, 2012 compared to a loss of $6.4 million, or $0.27 per share, during the nine months ended September 30, 2011. Excluding our acquisition-related costs and loss from equity method investment and its related income tax benefits, our non-GAAP net loss for the nine months ended September 30, 2012 would have been $1.4 million or $0.08 per share. (Refer to the Non-GAAP Financial Measures table below.)

Non-GAAP Financial Measures

We have utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing of our financial results for the three and nine months ended September 30, 2012. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of GAAP net loss to the non-GAAP net loss is set forth below as indicated (unaudited, in millions):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Net loss attributable to Gaiam, Inc.	$(11.2)	$(14.4)
Exclusion of acquisition-related costs (net of taxes of $0.6 million) (a)	—	1.1
Exclusion of loss from equity method investment (net of taxes of $5.1 million and $5.7 million, respectively) (a)	10.8	11.9

Non-GAAP net loss attributable to Gaiam, Inc.	$(0.4)	$(1.4)

A reconciliation of GAAP net loss per share to the non-GAAP net loss per share is set forth below as indicated (unaudited):

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Net loss per share attributable to Gaiam, Inc. common shareholders—diluted	$(0.49)	$(0.64)
Exclusion of acquisition-related costs per share (net of taxes of $0.02 per share) (a)	—	0.04
Exclusion of loss from equity method investment per share (net of taxes of $0.22 per share and $0.25 per share, respectively) (a)	0.48	0.52

Non-GAAP net loss per share attributable to Gaiam, Inc. common shareholders—diluted	$(0.01)	$(0.08)

Weighted average shares used in net loss per share calculations—diluted	22,704,000	22,702,000

(a)	Income taxes were computed at an effective tax rate of approximately 35.5%.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development of our ecommerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. We estimate that our capital expenditures will total approximately $4.0 million for 2012.

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A. (“PNC”), as agent and lender. Borrowings are secured by a pledge of the Borrowers’ assets. The Credit Agreement provides for a revolving line of credit of up to $35 million, subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan is due and payable on the earlier of July 30, 2015 or upon the termination of the Credit Agreement.

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

In conjunction with entering into the Credit Agreement, on August 1, 2012, we paid in full the outstanding balance owed to our prior senior lender, Wells Fargo Bank, National Association, in the amount of $14.1 million and terminated the underlying Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam and Wells Fargo.

As of September 30, 2012, the outstanding borrowings on the Credit Agreement were approximately $20.9 million at an average annual interest rate of approximately 3.64% and the amount reserved for outstanding letters of credit and other reserves was $9.8 million.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$19,400	$426
Investing activities	(16,591)	3,322
Financing activities	1,639	(5,080)
Effects of exchange rates on cash	64	5

Net change in cash	$4,512	$(1,327)

Operating activities. Our operating activities provided net cash of $19.4 million and $0.4 million during the nine months ended September 30, 2012 and 2011, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2012 was primarily attributable to decreased accounts receivables of $22.0 million, increased accounts payable and participations payable of $12.2 million and our net loss plus noncash adjustments thereto of $3.1 million, partially offset by increased inventory, advances, deferred advertising costs, and other current assets of $10.2 million, $6.3 million, $1.0 million, and $0.7 million, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2011 was primarily attributable to decreased accounts receivable of $17.2 million, noncash adjustments of $1.7 million, and increased deferred revenue and other current liabilities of $0.7 million, partially offset by our net loss of $7.1 million, decreased accounts payable and participations payable of $4.8 million, decreased accrued liabilities of $2.5 million, and increased other current assets, inventory, and deferred advertising costs of $1.8 million, $1.7 million, and $1.3 million, respectively.

Investing activities. Our investing activities used net cash of $16.6 million and provided net cash of $3.3 million during the nine months ended September 30, 2012 and 2011, respectively. The net cash used in investing activities during the nine months ended September 30, 2012 was used primarily for the $13.4 million cash portion of the purchase price for Gaiam Vivendi Entertainment, to acquire property and equipment to maintain normal operations for $2.1 million and media content for $1.0 million, and our travel subsidiary’s purchase of the noncontrolling interest of one of its businesses for $0.2 million. The net cash provided by investing activities during the nine months ended September 30, 2011 was primarily attributable to cash acquired from our solar subsidiary’s acquisition of Alteris of $3.4 million, collection on a note receivable of $2.7 million, and release of restricted cash of $0.7 million, partially offset by acquired property and equipment to maintain normal operations of $1.8 million, building improvements in preparation for leasing of $0.4 million, and media content of $1.3 million.

Financing activities. Our financing activities provided net cash of $1.6 million and used net cash of $5.1 million during the nine months ended September 30, 2012 and 2011, respectively. The net cash provided by financing activities during the nine months ended September 30, 2012 was primarily generated by net borrowings on a revolving line of credit of $20.9 million, the funds from which were mainly used towards the acquisition of Gaiam Vivendi Entertainment and its related expenses, partially offset by the repayment of a promissory note for $18.7 million in connection with the acquisition of Gaiam Vivendi Entertainment and our travel subsidiary’s dividend payment to the noncontrolling interest of $0.6 million. Our net cash used in financing activities during the nine months ended September 30, 2011 was primarily the result of repayments of Alteris line of credit and debt borrowings of $2.2 million, repurchase of 518,762 of our Class A common shares for a total cost of $1.9 million, and Real Goods Solar’s repurchase of 379,400 of its Class A common shares for a total cost of $1.1 million, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.1 million.

On January 11, 2011, we renewed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the unissued portion of the 5,000,000 shares of our Class A common stock that we originally registered on November 8, 2007. During the nine months ended September 30, 2012, no shares were issued under this shelf registration.

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

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of September 30, 2012:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$3,826	$1,975	$1,797	$54	$—
Media distribution advances	7,741	5,491	2,250	—	—

Total contractual obligations	$11,567	$7,466	$4,047	$54	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for or investments in foreign currency, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of September 30, 2012.

We have a revolving line of credit with outstanding borrowings and various letters of credit. Accordingly, any unfavorable change in interest rates could have a material impact on our results from operations or cash flows. As of September 30, 2012, if either of our Credit Agreement’s Eurodollar, LIBOR, PNC’s stated commercial, or Federal Funds Open Rates were to increase by one percentage point, our annual interest expense would increase by approximately $0.2 million, assuming constant debt levels.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon their evaluation as of September 30, 2012, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description
10.1*	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)

November 9, 2012	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (principal executive officer)

November 9, 2012	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.