Form 10-K
period 2012-12-31
GAIAM, INC
filed 2013-03-18
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-27517

GAIAM, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1113527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

833 WEST SOUTH BOULDER ROAD

LOUISVILLE, CO 80027

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $61,827,784 as of June 30, 2012, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of March 5, 2013, 17,330,464 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2012 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

Item 1.	Business

Our Business

We are a lifestyle media and products company providing a broad selection of information, media, products and services to customers who value yoga, fitness, wellness, personal development, and responsible media. We offer our customers the ability to consume content and utilize merchandise based on these values while providing quality offerings at a price comparable to other alternatives. We market our content, media and products through a multi-channel approach including digital media channels, direct to consumers via catalogs, the Internet, direct response television, broadband, and subscriptions, as well as traditional retail stores. At the end of 2012, not counting digital channels, our products were carried by over 60,000 retail stores in the United States alone, and we had over 10 million direct customers.

We continue to elevate and expand growth of the Gaiam brand across a broad range of media and distribution channels. Our lifestyle brand is built around our ability to develop and offer media, content, products, and lifestyle services to consumers in the Yoga, Fitness, Wellness and Conscious Media markets. Our brand, products and media form the basis of our proprietary offerings, on which we realize our highest margins, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution. On December 31, 2011, as a result of a reduction in our voting ownership of Real Goods Solar, Inc. (“Real Goods Solar” or “RSOL”), we deconsolidated our solar segment and now only market our products and services across two segments: business and direct to consumer. We distribute the majority of our products from our fulfillment center. We also utilize a third party replication and fulfillment center for some of our media distribution in our business segment.

We intend to build off of our authenticity and heritage in the Yoga, Fitness, Wellness, Personal Development and Conscious Media sectors. We believe we can leverage our product and media strength to broaden our reach to consumers and expand our product and distribution assets.in each of these sectors

The Conscious Media Market

We consider the Conscious Media market to consist of five distinct sectors:

•	Personal Development. Informative and inspiring content that helps people to live a better life.

•	Family Entertainment. Entertainment that can be enjoyed by the entire family.

•	Documentaries. Educational and informational programming (people seeking truth and knowledge).

•	Inspirational Entertainment. Entertainment that inspires people to expand their awareness and pursue positive changes in their lives.

•	Children’s. Children’s entertainment and edutainment with a positive message.

Our Content

Our business model revolves around content creation, which forms the basis for our proprietary products. We have an “in-house” production studio and team which produces programming that has earned approximately 129 Telly awards and several medals at the International New York Film Festival. We are fully high definition and 5.1 surround sound capable and do the majority of our authoring and editing in-house at our Colorado facility ensuring the quality standards that drive our awards. We also develop children’s programming, which has been the recipient of several Parent’s Choice and Kids First Awards recognizing new products that help children grow imaginatively, physically, and mentally. During 2012, we added 4,900 titles, increasing our owned and licensed media library to over 8,300 titles. Our content management systems allow us to port content to multiple relevant devices and platforms, allowing us to reach growing audiences anytime, anywhere. We own all rights to the majority of our titles allowing us to continue to expand our reach as content moves into the digital age.

Our Products

Our visual media programs represent an integral part of our proprietary product offering. In 2012, our proprietary products constituted over 70% of our product sales.

Our Sales Channels

We conduct our business across two segments. Our business segment customers are primarily national retailers, corporate accounts and digital media. We conduct our direct to consumer business through our direct response marketing programs, ecommerce and subscription sales channels.

Media

We develop, produce and license information and programming targeted to consumers who value personal development, wellness, spirituality, and inspirational entertainment. We have an award-winning library of titles that we sell to retailers, license to selected distributors operating outside of the United States, and license or sublicense for broadcast and download. We have strategically partnered with other media companies and developed our own channel, Gaiam TV, to distribute our digital media content over the Internet and as apps for mobile devices such as iPads and other tablets. Our media partners include Google, YouTube, Amazon, Vudu, iTunes and Netflix. All of our licensing arrangements require our branding to be prominent on the programming and are subject to royalty agreements with our performing artists. While our licensing of the rights to manufacture and distribute certain of our media lowers recognized revenue, we improve contribution margins and branding through this licensing. We intend to continue to seek new licensees for our brand internationally.

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

Retailers

Since the inception of our retailer channel in 1998, we have increased our breadth and diversity. As of the end of 2012, our media titles could be found in over 60,000 stores in the United States. We currently distribute for independent studios and sell our proprietary media and other products across a variety of leading retailers, including mass merchants such as: Target, our largest customer, and Walmart; e-tailers such as Amazon.com and Drugstore.com; wholesale clubs such as Costco and Sam’s Club; media stores such as Best Buy; beauty stores such as Ulta; home furnishing stores such as Bed, Bath and Beyond, and Kohl’s; natural food stores such as Whole Foods Market; sporting goods stores such as Dick’s and Sports Authority; and bookstores such as Barnes & Noble. Many of these retailers display our products in branded store within store lifestyle presentations that may include custom fixtures that we design. We implemented our first store within store concept late in 2000 and the concept has grown, partially driven by new stores within stores at Best Buy, to over 15,000 stores by the end of 2012. In 2008 we expanded our market reach to the professional health and fitness industry by purchasing SPRI Products, Inc.

Our branded products are found in Canada, Mexico, Japan, Italy, the United Kingdom and Australia. We sell our media products to international accounts primarily under licensing agreements.

Ecommerce

We use ecommerce to sell our products and to provide information on the LOHAS lifestyle. We promote our website through our Gaiam TV, visual media, catalogs, print publications, product packaging and Internet links. We provide customer support for ecommerce sales from our in-house call center as a key component of our ecommerce approach. Having an ecommerce presence and loyal customers is a competitive advantage as media moves to ecommerce through digital downloads and subscription services.

We offer a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. Our customer demographics are attractive as our customers have a median income of about $80,000 and most are college educated.

Subscription Services

We offer a variety of subscription paid services. These services include online subscription clubs. We currently offer subscription services under the following clubs: Spiritual Cinema Circle, Gaiam TV, The Firm, Kettlenetics, and Gaiam Yoga Club. We are expanding our subscription services with subscription content, streaming services and online e-courses.

Services

We promote green energy through our 37.5% equity method investment in Real Goods Solar, who offers turnkey solar energy services, including the design, procurement, installation, grid connection, maintenance and referrals for third-party financing of solar energy systems. During 2008, Real Goods Solar consummated its initial public offering of its Class A common shares and has since completed acquisitions targeted toward expanding and enhancing its solar market. These acquisitions were Earth Friendly Energy Group Holdings LLC d/b/a Alteris Renewables, Inc. (“Alteris”), with multiple locations throughout the northeast region of the United States, and Regrid Power, Inc. and Independent Energy Systems, Inc., solar energy integrators located in California.

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

Customer Service

We focus on building and maintaining customer relationships that thrive on loyalty and trust. We maintain a “no-risk guarantee” policy, whereby we provide a customer a full refund for our products that are returned at any time, for any reason. We have established a most valued customer program, which extends added benefits to our most loyal ecommerce and catalog customers. Our in-house customer service department includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs. We employ telephone routing software that directs each call to the appropriate representative. Our policy is to ship orders no later than the next business day. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation and build stronger relationships with our customers.

Established Infrastructure

During 2010, we optimized and consolidated our distribution center near Cincinnati, Ohio, into one building, thereby realizing significant cost savings. This distribution center provides fulfillment for much of our current domestic business needs and has the capacity to support the growth of our business. The center’s central U.S. location allows us to achieve shipping cost efficiencies to most locations. The center is also located within 30 minutes of several major shipping company hubs. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

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

We will continue to develop authentic content that caters to the conscious media lifestyle and distribute it in DVD and digital formats, and also accelerate our efforts in the broadcast, international and online categories. During 2011, we expanded our licensing relationship with Oregon Scientific to include not only the fitness category, but also wellness. In 2012, we added some new personalities, such as The Biggest Loser star, Jillian Michaels, who has a track record of producing hit fitness media. We intend to continue to expand our brand to the Conscious Media market, which incorporates family, inspirational, edutainment and children’s media. We believe we can establish our brand as a leading brand in some of these media categories.

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

Transition to Digital Delivery of Media Products

While the adoption of digital media is still in the early stages, we expect the transition from DVD to digital distribution of visual content to occur rapidly in the future. During the last few years, we digitized most of our media library and have obtained digital distribution partners such as Amazon, YouTube, Vudu, iTunes, Netflix and other major digital providers. Also, late in 2012, we moved out of beta our own digital delivery platform, called Gaiam TV (GaiamTV.com). Gaiam TV allows us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of mostly exclusive media content. Gaiam TV subscribers are able to browse and stream extensive edutainment content, as well as create customized fitness and yoga playlists based on level of expertise, instructors, interests or desired time commitment. The platform accommodates multiple consumer access points, such as the Internet URL, iPad and iPhone, and a dedicated Roku channel, and recently we added access through Verizon Fios. We have invested in our in-house studios, digital asset management system and digital delivery platforms, to allow us to produce and distribute digital content at low incremental costs. To date, we made available over 5,000 exclusive titles that consumers may download through digital retailers or stream via Gaiam TV. We intend to use all of our current sales platforms to introduce customers to our comprehensive digital offerings and clubs.

Expand our Entertainment Media Distributor and Aggregator Roles

In March 2012, with the acquisition of Vivendi Entertainment, our entertainment media business grew to become the third largest non-theatrical content distributor in the United States with rights to over 8,000 titles. By combining the distribution operations of Gaiam and Vivendi Entertainment, we have realized synergies such as reduced operational costs and improved selling opportunities. While we did not realize the full effect of these synergies until late in 2012, we expect that the savings will contribute to stronger earnings in the years ahead. Additionally, we expanded our distribution business through new distribution and licensing contracts with the Hallmark Channel and The Jim Henson Company.

Also during 2012, we leveraged and expanded on our media aggregator role for Target, which began in late 2011, and other traditional retailers, as well as digital providers, and we have played a meaningful role in the transformation of the media market at both brick and mortar and digital retail outlets. We are also the only independent distributor with a direct relationship with Target, Walmart, and all meaningful retailers and digital content suppliers.

Strengthen our Lifestyle Brand

Our goal is to maintain our brand as an authority in the LOHAS market, and focus on our core heritage in yoga, fitness, wellness and personal development (including the conscious media market) We plan to strengthen our brand by growing our media, making our brand more prominent across our direct to consumer efforts, focusing on category management initiatives, increasing our store within store presence across national retailers, increasing our marketing and public relations efforts, marketing the Gaiam brand, and aggressively developing and marketing proprietary products while maintaining our high level of customer service.

Capitalize on our Market Share Positioning

Based on Nielsen’s Videoscan, since 2004 we more than doubled our U.S. DVD market share in the fitness/wellness category to approximately 42% in 2012. At the end of 2012, we were ranked 1st in the U.S. in the fitness DVD category. We first tested this concept with Target in 2008 and are now expanding the category management concept to other specialty channels. By assuming this category management role, we improved our revenues and profits as well as expanded exposure of the category. This category management program is currently in over 6,000 retail doors.

Based on the same Nielsen report, we ended 2012 3rd in the U.S. non-theatrical DVD category with a 13% market share behind only Warner and Disney. We intend to continue to grow our market share in the non-theatrical category through the production and acquisition of Conscious Media titles, focusing on edutainment, family and children’s entertainment. We also plan to extend our line of offerings into wellness with solution based programming and media based kits, building store within store wellness offerings and continuing to grow our retail presence.

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

Expand our Proprietary Products

Excluding our partially owned subsidiaries, our proprietary products, which we introduced in 1997, represented approximately 70% of our revenues in fiscal year 2012. These products carry a higher margin, provide for branding opportunity and distinguish us from our competitors. We currently support a healthy lifestyle with proprietary products in yoga and fitness, active recovery, personal development, and healthy home. We have also expanded our exclusive media library to over 8,300 titles through acquisitions and internal development. We continue to develop and market proprietary products across the LOHAS sectors. We will continue to look for additional library acquisitions as we expand our content across the Conscious Media market. We are strengthening our supply chain globally by sourcing a greater number of products offshore and leveraging our expanding media sales to obtain lower costs from our replicators. We leverage our product development costs over all sales channels.

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

In our direct to consumer business we are open 24 hours a day, offering products on our Internet sites. The future of our direct business (catalog, ecommerce and subscription) is evolving as its platform changes to be more solutions-based versus transaction-based. As we increase the depth of media and functionality available to our consumers, our Internet presence will transform from being merely a place to “order” product to a place to “consume” it in real-time as digital downloads become more mainstream. This will allow our customers to both stream or download content as well as buy products focused on five solution-based segments: fitness/ wellness; personal growth; relationships, green living, and responsible entertainment. In our business segment, we continue to expand our presence in national retailers and currently have placements in over 60,000 retail doors in the United States. We also continue to expand our store within store concept in a variety of stores, including Target, Dick’s Sporting Goods, Whole Foods Market, Best Buy, REI, Barnes & Noble Bookstores, Ulta, and other national retailers. We currently have over 15,000 stores within stores concepts. As digital has become more main stream, our strong relationships with retailers has allowed us to migrate our media and products to retailers’ Internet sales channels.

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

Our Reporting Segments

During 2012, the business and direct to consumer segments represented 64.3% and 35.7% of our net revenues, respectively. Our business segment is dependent upon a few major customers for a significant portion of its revenues. See Note 13 to our consolidated financial statements for further information on our segments.

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to 37.5% and, thus, we no longer had financial control of or made decisions about resources to be allocated to this investee, but retained significant financial influence. Accordingly, we have deconsolidated Real Goods Solar and reported it as an equity method investment on our consolidated balance sheets at December 31, 2012 and 2011 and on our consolidated statements of operations and cash flows for the year ended December 31, 2012. Since Real Goods Solar was not deconsolidated until the end of 2011, our consolidated statements of operations and cash flows reflect Real Goods Solar on a consolidated basis for each of the years ended December 31, 2011 and 2010, except for the removal of Real Goods Solar’s cash balance at December 31, 2011 from the cash flow statement for the year ended December 31, 2011.

Since the deconsolidation of our solar segment, we now have two reportable segments: the business segment, which includes sales to businesses, retailers, international licenses, corporate accounts and media outlets; and the direct to consumer segment, which includes DRTV, catalogs, ecommerce, and subscription services.

Our Intellectual Property

Our tradename Gaiam and various product and Internet domain names are subject to trademark or pending trademark applications of Gaiam or a Gaiam company. We believe these trademarks are significant assets to our business.

Our Competition

We believe that fragmented supplier and distribution networks continue to characterize the LOHAS market, and we are not aware of a dominant leader. According to Nielson’s Videoscan, we continue to be the leader in fitness/wellness media with a 42% market share and we are ranked 3rd in non-theatrical media with a 13% market share. We believe the principal competitive factors in the LOHAS market are authenticity of information, unique content and distinctiveness of products and services, quality of product, brand recognition and price, and distribution capabilities. We believe we compete favorably on all these relevant factors. Because we use multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors include Warner Bros., Disney, Paramount, Fox, Lions Gate, Liberty Media, thousands of small, local and regional businesses, and product lines or items offered by large retailers, manufacturers, publishers and media producers.

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

•

Multi-channel Distribution Capabilities. Our products are accessible by our customers when, where and how ever they want them. Customers may purchase and receive our products from retail stores, the Internet, direct response television, catalogs, web subscriptions, or digital streaming. Our retail distribution currently reaches over 60,000 retail doors in the United States. In retailer locations, we are pairing our media content with our other product offerings to create a unique display and merchandising opportunity for our brand, which we call a store within store. We currently have over 15,000 of these displays across the country, allowing the consumer to find a Gaiam “home” where they shop.

•

Market Share. We maintain a leading market share in fitness media at retail, which reflects the popularity of our content with consumers and the quality of our strategic partnerships with key retailers. We currently have a 42% market share in fitness according to Nielsen VideoScan. As a result of this leading market position, we have been successful in becoming the category manager for fitness media in over 6,000 retail doors. This role uniquely positions Gaiam as a close partner with retailers and provides us the opportunity to manage the entire fitness category at these locations. Additionally, we are the 3rd largest player in the non-theatrical market with a 13% market share according to Nielsen VideoScan.

•

Owned Content. As media content distribution moves to a digital online model, the fact that we own all rights to the majority of our titles will permit us to offer them through any channel of distribution. We have over 10 million customers that have purchased directly from Gaiam to whom we can market digital content to as the online and mobile digital format becomes more mainstream.

Our Employees

As of February 22, 2013, we employed approximately 321 full-time and 24 part-time individuals. None of our employees are covered by a collective bargaining agreement.

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

We generally collect sales taxes only on sales to residents of states in which we have nexus. Currently, we collect sales taxes on certain sales to residents of Colorado, Illinois, New York, Ohio, and Texas. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected. Our business is also subject to a number of other governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, merchandise that we import is subject to import and customs duties and, in some cases, import quotas.

Seasonality

See the “Quarterly and Seasonal Fluctuations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information pertaining to the seasonal aspects of our business.

Available Information

Our corporate website at www.gaiam.com provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our www.gaiam.com website also features a library of information and articles on personal development, healthy lifestyles and environmental issues, along with an extensive offering of media, products and services. We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Form 10-K, 10-Q and 8-K and amendments thereto. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

We have included our website addresses only as inactive textual reference, and the information contained on our website is not incorporated by reference into this Form 10-K.

Item 1A.	Risk factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks described below of which we are presently aware. Historical results are not necessarily an indication of the future results. The risk factors below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

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

Changing consumer preferences may have an adverse effect on our business

We target consumers who assign high value to personal development, healthy lifestyles, responsible media, and the environment. A decrease of consumer interest in purchasing goods and services that promote the values we espouse would materially and adversely affect our customer base and sales revenues and, accordingly, our financial prospects. Further, consumer preferences and product trends are difficult to predict. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and we may not respond in a timely or commercially appropriate manner to such changes. Failure to anticipate and respond to changing consumer preferences and product trends could lead to, among other things, lower sales of our products, increased merchandise returns and lower margins, which could have a material adverse effect on our business.

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

The loss of the services of our key personnel could disrupt our business

We depend on the continued services and performance of our senior management and other key personnel, particularly Jirka Rysavy and Lynn Powers. A loss of one or more of the members of our senior management or key personnel could severely and negatively impact our operations. Our strategy of allowing the management teams of some acquired companies to continue to exercise significant management responsibility for those companies makes it important that we retain key employees, particularly the sales and creative teams, of the companies we might acquire. Hiring qualified management is difficult due to the limited number of qualified professionals in the industry in which we operate. Failure to attract and retain personnel, particularly management personnel, would continue to materially harm our business, financial condition and results of operations

Our founder and chairman Jirka Rysavy controls us

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

Our present indebtedness and potential future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing.

We have a revolving line of credit with outstanding borrowings and various letters of credit. There can be no assurance in the future whether we will generate sufficient cash flow from operations to meet our long-term debt service obligations. Our present indebtedness and potential future borrowings could have important adverse consequences to us, such as:

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

•

requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;

•

causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limiting our ability to make asset or business investments, dispose of assets, pay cash dividends or repurchase stock;

•	placing us at a competitive disadvantage to competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, the non-compliance with which could result in an event of default.

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

Government regulation of the Internet and Ecommerce is evolving and unfavorable changes could harm our business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and Ecommerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, pricing, content, copyrights, distribution, consumer protection, the provision of online payment services and quality of products and services. Many of the fundamental statutes and regulations applicable to our business were established before the adoption and growth of the Internet and ecommerce. There is lack of clarity on how existing laws and regulations governing issues such as property ownership, sales and other taxes and personal privacy apply to the Internet and Ecommerce. Unfavorable resolution of these issues may harm our business.

Specifically, the application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to ecommerce businesses such as ours and our customers is a complex and evolving issue. In many cases, it is not clear how existing tax laws and regulations apply to the Internet and Ecommerce. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. We generally collect sales taxes only on sales to residents of states in which we have nexus. Currently, we collect sales taxes on certain sales to residents of Colorado, Illinois, New York, Ohio, and Texas. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states and other jurisdictions have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected. Further, a successful assertion by one or more states or other jurisdictions requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

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

We may be subject to litigation which, if adversely determined, could cause us to incur substantial losses.

From time to time during the normal course of operating our businesses, we are subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot accurately predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

Relying on our centralized fulfillment center could expose us to losing revenue

Prompt and efficient fulfillment of our customers’ orders is critical to our business. Our facility in Cincinnati, Ohio handles our fulfillment functions and some customer-service related operations, such as returns processing. Many of our orders are filled and shipped from the Cincinnati facility. The balance is shipped by third party fulfillment centers or directly from suppliers. Because we rely on a centralized fulfillment center, our fulfillment functions could be severely impaired in the event of fire, extended adverse weather conditions, transportation difficulties or natural disasters. Because we recognize revenue only when we ship orders, interruption of our shipping could diminish our revenues.

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

Our principal executive offices are located in Louisville, Colorado. Our fulfillment center is located in the Cincinnati, Ohio area. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration
Louisville, CO	149,044 sq. ft.	Headquarters and studios	Owned
Cincinnati, OH	208,120 sq. ft.	Fulfillment center	June 2013
New York, NY	12,700 sq. ft.	Media office	March 2015
Libertyville, IL	7,691 sq. ft.	Office	December 2014

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 5, 2013, we had 4,561 shareholders of record and 17,330,464 shares of $.0001 par value Class A common stock outstanding, and we had 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the period indicated:

	High	Low	Close	Average Daily Volume
Fiscal 2012:
Fourth Quarter	$3.50	$2.23	$3.16	37,910
Third Quarter	$4.02	$3.26	$3.49	18,895
Second Quarter	$4.28	$3.65	$3.90	21,998
First Quarter	$4.28	$3.03	$3.98	23,605
Fiscal 2011:
Fourth Quarter	$4.38	$2.95	$3.24	34,065
Third Quarter	$5.13	$3.18	$3.39	56,128
Second Quarter	$6.69	$4.19	$4.97	126,198
First Quarter	$7.95	$6.15	$6.60	46,482

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

We paid the 2010 and 2011 dividends during 2010. No dividends were paid during 2011 or 2012.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,406,450	$5.61	2,246,221
Equity compensation plans not approved by security holders	—	—	—

Total	1,406,450	$5.61	2,246,221

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2012, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2007, and also shows the relative stock performances of our Class A common stock commencing with Gaiam’s initial public offering on October 29, 1999 until December 31, 2007. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market (U.S. Companies) Index and (b) a media peer group, comprised of Martha Stewart Living Omnimedia, Inc.; The Walt Disney Company; and Lions Gate Entertainment Corp. Although total return for the assumed investment reflects a reinvestment of all dividends on December 31st of the year in which such dividends are paid, no cash dividends were paid on our common stock until the two dividends we paid in 2010. Our Class A common stock is quoted by The NASDAQ Stock Market’s Global Market under the trading symbol GAIA.

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected financial data

We derived the selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and consolidated balance sheet data as of December 31, 2012 and 2011 set forth below from our audited consolidated financial statements which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 and consolidated balance sheet data as of December 31, 2010, 2009 and 2008 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2012 (c)	2011	2010	2009	2008 (b)
Consolidated Statements of Operations Data:
Net revenues	$202,475	$274,773	$274,268	$278,473	$257,172
Cost of goods sold	86,371	157,912	138,438	134,370	107,927

Gross profit	116,104	116,861	135,830	144,103	149,245

Expenses:
Selling and operating	102,867	110,008	117,152	131,659	142,401
Corporate, general and administration	10,980	13,291	12,534	13,225	13,059
Acquisition-related costs	1,667	2,393	—	—	—
Other general income and expense	—	22,456	—	—	82,928

Total expenses	115,514	148,148	129,686	144,884	238,388

Income (loss) from operations	590	(31,287)	6,144	(781)	(89,143)
Interest and other income (expense)	(432)	(90)	1,291	(1,524)	1,216
Loss from equity method investment	(18,410)	—	—	—	—
Loss from deconsolidation of subsidiary	—	(4,550)	—	—	—
Gain from issuance of subsidiary stock	—	—	—	—	32,800

Income (loss) before income taxes and noncontrolling interest	(18,252)	(35,927)	7,435	(2,305)	(55,127)
Income tax expense (benefit)	(5,675)	(10,657)	2,366	(2,088)	(7,178)

Net income (loss)	(12,577)	(25,270)	5,069	(217)	(47,949)
Net (income) loss attributable to noncontrolling interest	(305)	398	(794)	513	12,123

Net income (loss) attributable to Gaiam, Inc.	$(12,882)	$(24,872)	$4,275	$296	$(35,826)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.57)	$(1.08)	$0.18	$0.01	$(1.47)

Diluted	$(0.57)	$(1.08)	$0.18	$0.01	$(1.47)

Weighted-average shares outstanding:
Basic	22,703	23,126	23,226	23,306	24,452

Diluted	22,703	23,126	23,383	23,378	24,452

	As of December 31,
(in thousands)	2012 (c)	2011 (c)	2010	2009	2008
Consolidated Balance Sheet Data:
Cash (a)	$9,858	$14,545	$28,773	$48,325	$31,965
Working capital	51,418	62,217	95,006	94,910	95,780
Total assets (b)	193,862	163,290	207,433	211,849	201,734
Total liabilities	74,990	32,116	38,671	44,322	33,452
Total equity (b)	118,872	131,174	168,762	167,527	168,282

(a)	During 2008 through 2011, we used $23.5 million of cash to repurchase our common stock.
(b)	We restated certain amounts to reflect the correction of immaterial errors with regards to our subsidiary’s 2008 income taxes. For 2008, income tax benefit was reduced by $364 thousand, net loss attributable to noncontrolling interest was increased by $161 thousand, net loss was increased by $203 thousand, and net loss per share increased by $0.01. From 2008 through 2010, total assets and total equity were each reduced by $364 thousand. See Note 10 to our consolidated financial statements for 2012.
(c)	On December 31, 2011, as a result of a decrease in our ownership rights to 37.5%, we converted our accounting for Real Goods Solar from consolidated subsidiary to equity method investment. Thus, our consolidated balance sheet data at December 31, 2012 and 2011 excludes Real Goods Solar’s consolidated balance sheet and our consolidated statement of operations data for 2012 presents Real Goods Solar on an equity method investment basis. See Note 3 to our consolidated financial statements for 2012.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, Ecommerce trends, future Internet related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We are a lifestyle media and products company providing a broad selection of information, media, products and services to customers who value yoga, fitness, wellness, personal development, and responsible media. We offer our customers the ability to consume content and utilize merchandise based on these values while providing quality offerings at a price comparable to other alternatives. We market our content, media and products through a multi-channel approach including digital media channels, direct to consumers via catalogs, the Internet, direct response television, broadband, and subscriptions, as well as traditional retail stores. At the end of 2012, not counting digital channels, our products were carried by over 60,000 retail stores in the United States alone, and we had over 10 million direct customers.

Our brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the LOHAS market. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via ecommerce, direct response marketing, subscriptions, digital streaming through Gaiam TV and catalogs, and through national retailers, digital partners and corporate accounts. Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution.

We market our products and services across two segments: business and direct to consumer. We distribute the majority of our products from our fulfillment center or drop-ship products directly to customers. We also utilize a third party replication and fulfillment center for media distribution in our business segment.

Our business segment sells directly to retailers and digital partners, with our products available in over 60,000 retail doors in the United States. At the end of 2012, our branded store within store presentations were in over 15,000 locations worldwide. During the third quarter of 2012, our business segment expanded the Gaiam brand with the strategic store within store placement of it in all Sports Authority stores and with the SPRI brand in 500 Sears stores. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to over 6,000 retail doors.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on Gaiam and the LOHAS industry’s focus and future.

2012 was a pivotal year for Gaiam. We improved our financial results considerably at the same time as we invested in our future digital strategy and new digital subscription business. Our internal sales grew by 10.0% and our overall net revenue increased 22.3%. We generated Adjusted EBITDA of $12.8 million and non-GAAP net income improved to $0.6 million during 2012 compared to break-even Adjusted EBITDA and a loss of $3.9 million during 2011 (refer to the Non-GAAP Financial Measures tables below). Our cash flow from operations grew to $16.5 million during 2012. These results were achieved despite a nearly $5.9 million operating loss in our digital subscription businesses as we invested heavily in the development and launch out of beta of Gaiam TV, which is a key long-term digital media delivery strategy. These successes and investment strategies position us well for the many years to come.

During 2012, the improvement in our business segment was driven by internal revenue growth of approximately 25% that resulted from strong sales at our current retail partners, including Target fitness and Target media aggregator, as well as the addition of the new retail partnerships as mentioned above in the latter half of the year. The acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012 added $19.9 million in revenue and margin and afforded Gaiam a direct relationship with all major digital retailers that we will leverage across all our media titles. This segment also benefited from two new branded product lines: Gaiam Restore, our at-home rehabilitative and restorative accessories, and Gaiam Sol, our premium yoga line, both of which we launched during the fourth quarter of 2011. Also during 2012, this segment launched a major As Seen On TV fitness media product featuring The Biggest Loser star, Jillian Michaels, and other As Seen On TV titles, including The Firm Express. Due to our compliment of branded and private label products and our number one ranking on Nielsen’s Videoscan for fitness media, we have achieved category management and media aggregator roles and effectively manage the yoga and fitness offerings at some of the largest retailers in the nation.

In addition to our fitness accessory business, our business segment also distributes entertainment media titles owned by third-party studios and ourselves. We provide full distribution services including marketing, logistics, and sales to physical and online digital retailers. With the acquisition of Gaiam Vivendi Entertainment in March 2012, Gaiam’s entertainment media business has grown to become the third largest non-theatrical content distributor in the United States, behind only Warner and Disney, with rights to over 8,000 titles. By combining the distribution operations of both companies, we have begun to realize synergies, including reduced operational costs and improved selling opportunities. Overall, we believe the financial benefits of this acquisition strengthen our position as a leading branded lifestyle media company with extensive retailer, direct to consumer, and online sales channels. During the third quarter, we incurred certain redundant operational costs as we integrated the recently acquired Gaiam Vivendi Entertainment business. In the following months, we will be focused on finalizing the integration of Vivendi and pursuing additional growth through addition of new distribution and licensing contracts, such as what we have already done with Hallmark Channel and The Jim Henson Company, as well as expansion of sales to digital video providers.

During most of 2012, in our direct to consumer segment we strategically reduced media spend and, thus, optimized profitability rather than trying to drive revenue in our direct response television marketing business during the Olympic Games and political campaign season. Also, we plan to continue the repositioning of our ecommerce and catalog product offerings towards more apparel and fitness. In October 2012, we successfully transitioned our ecommerce business to a new more flexible and dynamic platform. We are also continuing to invest in and market our digital platform, Gaiam TV.com, which will allow us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of primarily exclusive media content.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value for a reporting unit is more likely than not greater than the carrying amount for that reporting unit, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

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

Revenue

Presently, revenue primarily consists of sales of products, media licensing, and media distribution. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We recognize distribution fees from our Gaiam Vivendi Entertainment business and certain other media distribution arrangements on a net revenue basis. For these media distribution sales, we do not take title to the related product sold as the inventory is owned by the studio or content producers and sold by us under distribution agent agreements. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenue arising from the product sale. We present revenue net of taxes collected from customers.

Prior to 2012, we also recognized revenue from Real Goods Solar’s energy integration fixed price contracts. For energy system installations of less than 100 kilowatts, we recognized revenue when the installation was substantially complete, determined based on departure from the job site following completion of the installation or passing of building inspection, while for energy system installations equal to or greater than 100 kilowatts, we recognized revenue on a percentage-of-completion basis, with the extent of progress towards completion measured by the cost to cost method.

Share-Based Compensation

We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the grant date fair value. In estimating this fair value, there are certain assumptions that we use, as disclosed in Note 11. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Results of Operations

The table below summarizes our year-end results for 2012 and 2011 pro forma (as if RSOL was deconsolidated):

(in millions except per share data)	2012	2011 (RSOL Deconsolidated) (c)
Net revenues	$202.5	$165.5
Gross profit	116.1	89.0
Operating expenses (a)	115.5	95.6
Operating income (loss) before 2011 non-cash goodwill impairment charge	0.6	(6.6)
2011 non-cash goodwill impairment charge	—	22.5
Loss from equity method investment in RSOL	18.4	0.7
Adjusted EBITDA (b)	12.8	0.0
Non-GAAP net income (loss) attributable to Gaiam (b)	0.6	(3.9)
Net loss attributable to Gaiam	(12.9)	(27.1)
Net loss per share attributable to Gaiam, Inc. shareholders	(0.57)	(1.17)

(a)	Total operating expenses excluding a non-cash goodwill impairment charge of $22.5 million for the year ended December 31, 2011.
(b)	Non-GAAP Financial Measures can be found later in this Form 10-K.
(c)	Supplemental Pro Forma Financial Information can be found later in this Form 10-K.

Supplemental Pro Forma Financial Information

The following supplemental pro forma information is presented for informational purposes only, as an aid to understanding our historical financial results as if our deconsolidation of Real Goods Solar was effective for all periods presented. This pro forma information should not be considered a substitute for the actual historical financial information prepared in accordance with generally accepted accounting principles (“GAAP”), as presented in our filings on Forms 10-Q and 10-K. The unaudited pro forma consolidated financial information disclosed below is for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the pro forma events taken place on the date indicated, or our future consolidated results of operations.

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to approximately 37.5% and, thus, we no longer had financial control of Real Goods Solar, but retained significant financial influence. Accordingly, we deconsolidated Real Goods Solar and reported it as an equity investment on our consolidated statements of operations for year ended December 31, 2012 and as a consolidated subsidiary for the years ended December 31, 2011 and prior.

The unaudited pro forma consolidated statements of operations for the years ended December 31, 2011 and 2010 present our consolidated results of operations giving pro forma effect to the deconsolidation of Real Goods Solar as if it had occurred on January 1, 2010 (RSOL Deconsolidated). These pro forma financial statements should be read in connection with our historical consolidated financial statements for the years ended December 31, 2011 and 2010, which are also presented below (RSOL Consolidated).

We have made pro forma adjustments based on currently available information, estimates and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this deconsolidation on our historical financial information.

The following are our unaudited pro forma consolidated statements of operations for the years ended:

	RSOL Deconsolidated (a)			RSOL Consolidated (b)
(in thousands, except per share data)	2012	2011	2010	2011	2010
Net revenue	$202,475	$165,516	$196,944	$274,773	$274,268
Cost of goods sold	86,371	76,515	82,624	157,912	138,438

Gross profit	116,104	89,001	114,320	116,861	135,830

Expenses:
Selling and operating	102,867	86,374	100,435	110,008	117,152
Corporate, general and administration	10,980	9,182	9,762	13,291	12,534
Acquisition-related costs	1,667	—	—	2,393	—
Other general expense	—	22,456	—	22,456	—

Total expenses	115,514	118,012	110,197	148,148	129,686

Income (loss) from operations	590	(29,011)	4,123	(31,287)	6,144
Interest and other income (expense)	(432)	94	1,276	(90)	1,291
Income (loss) from equity method investment in RSOL	(18,410)	(713)	465	—	—
Loss from deconsolidation of RSOL	—	—	—	(4,550)	—

Income (loss) before income taxes and noncontrolling interest	(18,252)	(29,630)	5,864	(35,927)	7,435
Income tax expense (benefit)	(5,675)	(2,948)	1,569	(10,657)	2,366

Net income (loss)	(12,577)	(26,682)	4,295	(25,270)	5,069
Net (income) loss attributable to noncontrolling interest	(305)	(454)	(232)	398	(794)

Net income (loss) attributable to Gaiam, Inc.	$(12,882)	$(27,136)	$4,063	$(24,872)	$4,275

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.57)	$(1.17)	$0.17	$(1.08)	$0.18

Diluted	$(0.57)	$(1.17)	$0.17	$(1.08)	$0.18

Weighted average shares outstanding:
Basic	22,703	23,126	23,226	23,126	23,226

Diluted	22,703	23,126	23,383	23,126	23,383

The following table sets forth certain pro forma financial data as a percentage of net revenue for the periods indicated:

	RSOL Deconsolidated (a)			RSOL Consolidated (b)
	2012	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.7%	46.2%	41.9%	57.5%	50.5%

Gross profit	57.3%	53.8%	58.1%	42.5%	49.5%

Expenses:
Selling and operating	50.8%	52.2%	51.0%	40.0%	42.7%
Corporate, general and administration	5.4%	5.5%	5.0%	4.8%	4.6%
Acquisition-related costs	0.8%	—%	—%	0.9%	—%
Other general expense	—%	13.6%	—%	8.2%	—%

Total expenses	57.0%	71.3%	56.0%	53.9%	47.3%

Income (loss) from operations	0.3%	-17.5%	2.1%	-11.4%	2.2%
Interest and other income (expense)	-0.2%	0.0%	0.7%	0.0%	0.5%
Income (loss) from equity method investment in RSOL	-9.1%	-0.4%	0.2%	—%	—%
Loss from deconsolidation of RSOL	—%	—%	—%	-1.7%	—%

Income (loss) before income taxes and noncontrolling interest	-9.0%	-17.9%	3.0%	-13.1%	2.7%
Income tax expense (benefit)	-2.8%	-1.8%	0.8%	-3.9%	0.8%
Net (income) loss attributable to noncontrolling interest	-0.2%	-0.3%	-0.1%	0.1%	-0.3%

Net income (loss) attributable to Gaiam, Inc.	-6.4%	-16.4%	2.1%	-9.1%	1.6%

(a)	As if Real Goods Solar was deconsolidated effective January 1, 2010 and accounted for as an equity method investee.
(b)	With Real Goods Solar accounted for as a consolidated subsidiary.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenue. Excluding our formerly consolidated subsidiary, Real Goods Solar, which was deconsolidated on December 31, 2011 (refer to the Supplemental Pro Forma Financial Information above), net revenue increased $37.0 million, or 22.3%, to $202.5 million during 2012 from $165.5 million during 2011. Net revenue in our business segment increased $41.9 million, or 47.5%, to $130.2 million during 2012 from $88.3 million during 2011, due to better sales performance at our top 25 retailers that contributed to an internal revenue growth of approximately 25% and our acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012. Net revenue in our direct to consumer segment decreased $5.0 million, or 6.4%, to $72.3 million during 2012 from $77.3 million during 2011, primarily attributable to decreased sales in our direct response marketing business due to our strategic reduction of media spend and, thus, optimization of profitability as opposed to revenue during the Olympic Games and political campaign season. Including Real Goods Solar, net revenue decreased $72.3 million, or 26.3%, during 2012 from $274.8 million during 2011.

Cost of goods sold. Excluding Real Goods Solar, cost of goods sold increased $9.9 million, or 12.9%, to $86.4 million during 2012 from $76.5 million during 2011 and, as a percentage of net revenue, decreased to 42.7% during 2012 from 46.2% during 2011. Cost of goods sold in our business segment increased $10.5 million, or 22.1%, to $57.8 million during 2012 from $47.3 million during 2011 and, as a percentage of net revenue, decreased to 44.4% during 2012 from 53.6% during 2011, primarily due to a shift in product sales mix resulting from our Gaiam Vivendi Entertainment business that has no cost of goods sold. Cost of goods sold in our direct to consumer segment decreased $0.6 million, or 2.1%, to $28.6 million during 2012 from $29.2 million during 2011 and, as a percentage of net revenue, increased to 39.5% during 2012 from 37.8% during 2011, primarily due to reduced revenue in our direct response marketing business that typically generates lower associated cost of goods sold. Including Real Goods Solar, cost of goods sold decreased $71.5 million, or 45.3%, during 2012 from $157.9 million during 2011.

Selling and operating expenses. Excluding Real Goods Solar, selling and operating expenses increased $16.5 million, or 19.1%, to $102.9 million during 2012 as compared to $86.4 million during 2011 and, as a percentage of net revenue, decreased to 50.8% during 2012 from 52.2% during 2011, primarily due to the acquisition of Gaiam Vivendi Entertainment, partially offset by an additional investment of $3.9 million in our digital subscription businesses. Including Real Goods Solar, selling and operating expenses decreased $7.1 million, or 6.5%, during 2012 from $110.0 million during 2011.

Corporate, general and administration expenses. Excluding Real Goods Solar, corporate, general and administration expenses increased $1.8 million, or 19.6%, to $11.0 million during 2012 as compared to $9.2 million during 2011 and, as a percentage of net revenue, decreased slightly to 5.4% compared to 5.5% during 2011, primarily as a result of nonrecurring Gaiam Vivendi Entertainment integration and transition costs and the incremental cost of stock option modifications. Including Real Goods Solar, corporate, general and administration expenses decreased $2.3 million, or 17.4%, during 2012 from $13.3 million during 2011.

Acquisition-related costs. Acquisition-related costs were $1.7 million during 2012 and were the result of our acquisition of Gaiam Vivendi Entertainment. Acquisition-related costs were $2.4 million during 2011 and were comprised of transaction expenses related to Real Goods Solar’s acquisition of Alteris.

Loss from equity method investment. Loss from equity method investment was $18.4 million during 2012 and was comprised of our noncash portion, $17.0 million, of Real Goods Solar’s net loss for 2012, which included noncash impairment charges to its goodwill, deferred tax assets, and other assets of $38.1 million, and a $1.6 million valuation allowance for a deferred tax asset related to our Tax Sharing Agreement with Real Goods Solar, partially offset by $0.2 million of interest received from Real Goods Solar on our first loan to them. The recording of our portion of Real Goods Solar’s net loss for 2012 reduced the carrying values of our equity method investments in and loans to Real Goods Solar to zero at December 31, 2012. As a result, we do not anticipate needing to report any potential future net losses from Real Goods Solar. Due to related income tax benefits as discussed below, the net impact to us of these equity investment related transactions was a noncash loss of $12.4 million.

Income tax benefit. Income tax benefit during 2012 includes $6.0 million due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar and the reduction of the carrying value of our loans to Real Goods Solar.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $12.9 million, or $0.57 per share, during 2012 compared $24.9 million, or $1.08 per share, during 2011. Excluding our acquisition-related costs and loss from equity method investment, including its related income tax benefits, our non-GAAP net income for 2012 was $0.6 million or $0.03 per share. Our Adjusted EBITDA for 2012 was $12.8 million compared to break-even for 2011. (Refer to the Non-GAAP Financial Measures tables below.)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenue. Excluding our formerly consolidated subsidiary, Real Goods Solar, which was deconsolidated on December 31, 2011 (refer to the Supplemental Pro Forma Financial Information above), net revenue decreased $31.4 million, or 16.0%, to 165.5 million during 2011 from $196.9 million during 2010. Net revenue in our business segment decreased $9.0 million, or 9.2%, to $88.3 million during 2011 from $97.2 million during 2010, primarily due to low in-stock levels at our largest retail customer which were not fully resolved until late May, an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned to a direct relationship by the end of July, fewer As Seen On TV products offered at our retailers, and the absence of sales to Borders resulting from its bankruptcy during the second quarter of 2011, partially offset by increased revenue from our media aggregator role with that commenced in September 2011. Net revenue in our direct to consumer segment decreased $22.4 million to $77.3 million during 2011 from $99.7 million during 2010, primarily attributable to a $21.8 million sales declines resulting from our previously disclosed plans to lower spending for direct response television advertising. Net revenue in our former solar segment increased $31.9 million to $109.3 million during 2011 from $77.3 million during 2010, primarily attributable to the segment’s acquisition of Alteris. Including Real Goods Solar, net revenue increased $0.5 million, or 0.2%, to $274.8 million during 2011 from $274.3 million during 2010.

Cost of goods sold. Excluding Real Goods Solar, cost of goods sold decreased $6.1 million, or 7.4%, to $76.5 million during 2012 from $82.6 million during 2010 and, as a percentage of net revenue, increased to 46.2% during 2011 from 41.9% during 2010. Cost of goods sold in our business segment decreased $0.1 million, or 0.2%, to $47.3 million during 2011 from $47.4 million during 2010 and, as a percentage of net revenue, increased to 53.6% during 2011 from 48.8% during 2010, primarily due to a shift in product sales mix as a result of our media aggregator role. Cost of goods sold in our direct to consumer segment decreased $6.0 million, or 17.1%, to $29.2 million during 2011 from $35.2 million during 2010 and, as a percentage of net revenue, increased to 37.8% during 2011 from 35.3% during 2010, primarily reflecting increased revenue in our higher cost ecommerce business, partially offset by reduced revenue in our lower cost direct response television business. Cost of goods sold in our former solar segment increased $25.6 million, or 45.8%, to $81.4 million during 2011 from $55.8 million during 2010 and, as a percentage of net revenue, increased to 74.5% during 2011 from 72.2% during 2010, primarily due to increased revenue from our higher cost commercial installations. Including Real Goods Solar, cost of goods sold increased $19.5 million, or 14.1%, to $157.9 million during 2011 from $138.4 million during 2010.

Selling and operating expenses. Excluding Real Goods Solar, selling and operating expenses decreased $14.1 million, or 14.0%, to $86.4 million during 2011 from $100.4 million during 2010. As a percentage of net revenue, selling and operating expenses increased to 52.2% during 2011 from 51.0% during 2010. This decrease is primarily the result of reducing direct response television advertising and catalog circulation, partially offset by an ineffective third party fulfillment program with our second largest retail customer that we abandoned and returned to a more profitable direct relationship by the end of July, costs to develop and launch our Gaiam TV and digital delivery strategies, and the opening of a flagship retail store. Including Real Goods Solar, selling and operating expenses decreased $7.1 million, or 6.1%, to $110.0 million during 2011 from $117.2 million during 2010.

Corporate, general and administration expenses. Excluding Real Goods Solar, corporate, general and administration expenses decreased $0.6 million, or 5.9%, to $9.2 million during 2011 from $9.8 million during 2010. As of percentage of net revenue, corporate, general and administration expenses increased to 5.5% during 2011 from 5.0% during 2010 reflecting fixed cost efficiencies. Including Real Goods Solar, corporate, general and administration expenses increased $0.8 million, or 6.0%, to $13.3 million during 2011 from $12.5 million during 2010.

Acquisition-related costs. Acquisition-related costs were $2.4 million during 2011 and were comprised of transaction expenses related to Real Goods Solar’s acquisition of Alteris.

Other general expense. Other general expense was $22.5 million during 2011 and represented a noncash goodwill impairment charge related to our business segment that was necessitated by the trading price of our stock.

Loss from deconsolidation of subsidiary. Loss from deconsolidation of subsidiary was $4.5 million during 2011 and reflects the noncash remeasurement to fair value of our investment in Real Goods Solar necessitated by the decrease in our voting ownership to approximately 37.5% and the resulting conversion of our accounting for Real Goods Solar from consolidated subsidiary to equity method investee.

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

Net income (loss) attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $24.9 million during 2011 compared to net income of $4.3 million during 2010. Net loss per share attributable to Gaiam, Inc. common shareholders was $1.08 per share during 2011 compared to net income of $0.18 per share during 2010. Excluding our subsidiary’s acquisition-related costs, goodwill impairment charge, and loss on deconsolidation of Real Goods Solar, our net loss for 2011 was $3.2 million or $0.14 per share. (Refer to the Non-GAAP Financial Measures table below.)

Non-GAAP Financial Measures For Adjusted EBITDA

The Company has utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing its financial results for the years ended December 31, 2012 and 2011. The Company believes that these non-GAAP measures will allow for a better evaluation of the operating performance of the business and facilitate meaningful comparison of the results in the current period to those in the prior period and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of the GAAP net loss to the non-GAAP earnings before share-based compensation, acquisition-related costs, goodwill impairment charge, interest, earnings from equity method investment, loss from deconsolidation of subsidiary, income taxes, depreciation and amortization (“Adjusted EBITDA”) is set forth below (unaudited, in millions):

		Pro Forma RSOL Deconsolidated	RSOL Consolidated
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2011
Net loss	$(12.6)	$(26.7)	$(25.3)
Exclusion of income tax benefit	(5.6)	(3.0)	(10.6)
Exclusion of loss from deconsolidation of RSOL	—	—	4.5
Exclusion of loss from equity method investment in RSOL	18.4	0.7	—
Exclusion of interest and other expense (income)	0.4	(0.1)	0.1
Exclusion of goodwill impairment charge	—	22.5	22.5
Exclusion of acquisition-related costs	1.7	—	2.4
Exclusion of share-based compensation	1.0	1.0	1.5
Exclusion of depreciation and amortization	9.5	5.6	6.6

Non-GAAP Adjusted EBITDA	$12.8	$0.0	$1.7

Non-GAAP Financial Measures For Net Income (Loss) Attributable to Gaiam, Inc.

We have utilized the non-GAAP information set forth below as an additional device to aid in understanding and analyzing of our financial results for the years ended December 31, 2012 and 2011. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

The unaudited pro forma non-GAAP information for the year ended December 31, 2011 presents our consolidated results giving pro forma effect to the deconsolidation of Real Goods Solar as if it had occurred on January 1, 2010 (Pro Forma RSOL Deconsolidated). This pro forma financial information should be read in connection with our historical consolidated financial information for the year ended December 31, 2011, which is also presented below (RSOL Consolidated). We have made pro forma adjustments based on currently available information, estimates and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this deconsolidation on our historical financial information.

A reconciliation of GAAP net loss attributable to Gaiam, Inc. to the non-GAAP net income (loss) attributable to Gaiam, Inc. is set forth below as indicated (unaudited, in millions):

		Pro Forma RSOL Deconsolidated	RSOL Consolidated
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2011
Net loss attributable to Gaiam, Inc.	$(12.9)	$(27.1)	$(24.9)
Exclusion of acquisition-related costs (a)	1.1	—	1.8
Exclusion of goodwill impairment charge	—	22.5	22.5
Exclusion of loss from equity method investment in RSOL (b)	12.4	0.7	—
Exclusion of loss from deconsolidation of RSOL (c)	—	—	(2.6)

Non-GAAP net income (loss) attributable to Gaiam, Inc.	$0.6	$(3.9)	$(3.2)

A reconciliation of GAAP net loss per share to the non-GAAP net income (loss) per share attributable to Gaiam, Inc. is set forth below as indicated (unaudited, shares in millions):

		Pro Forma RSOL Deconsolidated	RSOL Consolidated
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2011
Net loss per share attributable to Gaiam, Inc. common shareholders—diluted	$(0.57)	$(1.17)	$(1.08)
Exclusion of acquisition-related costs per share (a)	0.05	—	0.08
Exclusion of goodwill impairment charge per share	—	0.97	0.97
Exclusion of loss from equity method investment in RSOL per share (b)	0.55	0.03	—
Exclusion of loss from deconsolidation of RSOL per share (c)	—	—	(0.11)

Non-GAAP net income (loss) per share attributable to Gaiam, Inc. common shareholders—diluted	$0.03	$(0.17)	$(0.14)

Weighted average shares used in net income (loss) per share calculations—diluted	22.7	23.1	23.1

(a)	Net of taxes of $0.6 million, or $0.03 per share, and at an effective tax rate of approximately 35.5% for the year ended December 31, 2012. Net of taxes of $0.6 million, or $0.02 per share, and at Real Goods Solar’s effective tax rate of approximately 40.1% after permanent differences of $1.0 million for the year ended December 31, 2011.
(b)	Net of related deferred tax asset adjustment of $6.0 million, or $0.27 per share, for the year ended December 31, 2012. Income taxes were computed at an effective tax rate of approximately 35.5%.
(c)	Net of taxes of $7.1 million, or $0.31 per share, and at an effective tax rate of approximately 35.5%.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2012 and 2011. Since RSOL was not deconsolidated until December 31, 2011, for better comparison purposes, we have presented the 2011 quarters both on a pro forma basis assuming RSOL instead had been deconsolidated on January 1, 2011 (RSOL Deconsolidated) and on a US GAAP basis with RSOL deconsolidated on December 31, 2011 (RSOL Consolidated). In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. Additionally, we have made pro forma adjustments based on currently available information, estimates and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this deconsolidation on our historical financial information.

You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	RSOL Deconsolidated
	Year 2012 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30 (a)	December 31
Net revenue	$47,333	$45,446	$42,983	$66,713
Gross profit	27,106	28,011	24,071	36,916
Loss from equity method investment	(696)	(944)	(15,940)	(830)
Income (loss) before income taxes and noncontrolling interests	(1,935)	(3,033)	(16,303)	3,019
Net income (loss)	(1,298)	(2,109)	(10,926)	1,756
Net income (loss) attributable to Gaiam, Inc.	(1,219)	(2,053)	(11,157)	1,547
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.05)	$(0.09)	$(0.49)	$0.07
Weighted average shares outstanding-diluted	22,698	22,702	22,704	22,706

	RSOL Deconsolidated
	Year 2011 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (b)
Net revenue	$37,387	$30,755	$41,747	$55,627
Gross profit	20,831	17,242	24,061	26,867
Loss before income taxes and noncontrolling interests	(1,563)	(5,821)	(1,095)	(21,151)
Net loss	(964)	(3,994)	(890)	(20,834)
Net loss attributable to Gaiam, Inc.	(1,006)	(3,868)	(1,142)	(21,120)
Diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(0.04)	$(0.17)	$(0.05)	$(0.93)
Weighted average shares outstanding-diluted	23,301	23,314	23,205	22,691

	RSOL Consolidated
	Year 2011 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (b)
Net revenue	$54,812	$50,709	$73,333	$95,919
Gross profit	25,860	22,602	31,914	36,485
Loss before income taxes and noncontrolling interests	(1,509)	(7,113)	(1,655)	(25,650)
Net loss	(941)	(4,978)	(1,189)	(18,162)
Net loss attributable to Gaiam, Inc.	(1,000)	(4,141)	(1,229)	(18,502)
Diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(0.04)	$(0.18)	$(0.05)	$(0.82)
Weighted average shares outstanding-diluted	23,301	23,314	23,205	22,691

(a)	During the quarter ended September 30, 2012, we recorded a noncash loss from our equity method investment in RSOL of $15.9 million and related income tax benefits of $5.7 million.
(b)	During the quarter ended December 31, 2011, we recorded a noncash, goodwill impairment charge of $22.5 million, a noncash loss on deconsolidation of subsidiary of $4.5 million, and an income tax benefit of $7.1 million related to the remeasurement to fair value of our equity method investment in Real Goods Solar. See Notes 3 and 6 to our consolidated financial statements for 2012.

Quarterly fluctuations in our revenue and operating results are due to a number of factors, including changes in market conditions, the timing of new product introductions and mailings to customers, advertising, acquisitions (including costs of acquisitions and expenses related to integration of acquisitions), competition, pricing of products by vendors and expenditures on our systems and infrastructure. The impact on revenue and operating results due to the timing and extent of these factors can be significant. Our sales are also affected by seasonal influences. On an aggregate basis, we generate our strongest revenue in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our ecommerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. We estimate that our capital expenditures will total approximately $2.3 million for 2013.

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A. (“PNC”), as agent and lender. Borrowings are secured by a pledge of the Borrowers’ assets and our ownership interests in the Borrowers. The Credit Agreement provides for a revolving line of credit of up to $35 million ($26 million April 1st through June 30th of each calendar year), subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan is due and payable on the earlier of July 30, 2015 or upon the termination of the Credit Agreement.

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

In conjunction with entering into the Credit Agreement, on August 1, 2012, we paid in full the outstanding balance owed to our prior senior lender, Wells Fargo Bank, National Association, in the amount of approximately $14.1 million and terminated the underlying Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam and Wells Fargo.

As of December 31, 2012, the outstanding borrowings on the Credit Agreement were approximately $16.2 million at an average annual interest rate of approximately 3.53% and the amount reserved for outstanding letters of credit and other reserves was $12.6 million.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$16,476	$5,240	$(4,952)
Investing activities	(18,190)	(10,793)	(8,701)
Financing activities	(3,055)	(8,630)	(5,930)
Effects of exchange rates on cash and cash equivalents	82	(45)	31

Net decrease in cash and cash equivalents	$(4,687)	$(14,228)	$(19,552)

Operating activities. Our operating activities provided net cash of $16.5 million and $5.2 million during 2012 and 2011, respectively. Our net cash provided by operating activities during 2012 was primarily attributable to our net loss as adjusted by our noncash transactions of $10.1 million and increased accounts payable and participations payable of $13.4 million and accrued liabilities of $1.1 million, partially offset by increased inventory, deferred advertising costs, advances and accounts receivable of $2.6 million, $2.0 million, $1.9 million, and $1.3 million, respectively. Our net cash provided by operating activities during 2011 was primarily attributable to noncash adjustment to net loss of $23.7 million, increased accounts payable, participations payable, and accrued liabilities of $14.0 million, and decreased accounts receivable of $2.2 million, partially offset by the net loss of $25.3 million and increased other current assets, inventory, deferred advertising costs, and advances of $4.0 million, $3.2 million, $1.3 million, and $0.9 million, respectively.

Investing activities. Our investing activities used net cash of $18.2 million and $10.8 million during 2012 and 2011, respectively. The net cash used in investing activities during 2012 was used primarily for the $13.4 million cash portion of the purchase price for Gaiam Vivendi Entertainment, to acquire property and equipment for $2.7 million and media content for $1.1 million, to loan Real Goods Solar, net of interest received, $0.8 million, and for our travel subsidiary’s purchase of the noncontrolling interest of one of its businesses for $0.2 million. The net cash used by investing activities during 2011 was primarily attributable to the deconsolidation of our solar subsidiary’s cash of $11.8 million on December 31, 2011, acquired property and equipment to maintain normal operations of $2.5 million, building improvements in preparation for leasing of $1.7 million, and media content of $1.6 million, partially offset by cash acquired from our solar subsidiary’s acquisition of Alteris of $3.4 million, collection on a note receivable of $2.7 million, and release of restricted cash of $0.7 million.

Financing activities. Our financing activities used net cash of $3.1 million and $8.6 million during 2012 and 2011, respectively. The net cash used by financing activities during 2012 was primarily used for the repayment of a promissory note for $18.7 million in connection with the acquisition of Gaiam Vivendi Entertainment and for our travel subsidiary’s dividend payment to the noncontrolling interest of $0.6 million, partially offset by net borrowings on a revolving line of credit of $16.2 million, the funds from which were mainly used towards the acquisition of Gaiam Vivendi Entertainment and its related expenses. Our net cash used in financing activities during 2011 was primarily the result of repayments of Alteris’ line of credit and debt and capital lease borrowings of $5.3 million, repurchase of 628,003 of our Class A common shares for a total cost of $2.3 million, and Real Goods Solar’s repurchase of 379,400 of its Class A common shares for a total cost of $1.1 million, partially offset by cash provided by stock option exercise issuances and their related tax benefits of $0.1 million.

On January 11, 2011, we renewed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock that we originally registered on November 8, 2007. During 2012 and 2011, no shares were issued under this shelf registration. Assuming an average sale price, net of broker fees, of $3.50 per share, the sale of all 5,000,000 shares could raise cash of $17.5 million.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our shelf registration stock and/or equity investment of 10,000,000 shares of Real Goods Solar’s Class A common stock, available carried forward tax net operating losses, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of December 31, 2012:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$3,192	$1,646	$1,519	$27	$—
Media distribution advances	10,282	7,892	2,390	—	—

Total contractual obligations	$13,474	$9,538	$3,909	$27	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for or investments in foreign currency, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of December 31, 2012.

We have a revolving line of credit with outstanding borrowings and various letters of credit. Accordingly, any unfavorable change in interest rates could have a material impact on our results from operations or cash flows. As of December 31, 2012, if either of our Credit Agreement’s Eurodollar, LIBOR, PNC’s stated commercial, or Federal Funds Open Rates were to increase by one percentage point, our annual interest expense would increase by approximately $0.2 million, assuming constant debt levels.

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

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Gaiam, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule II for the years ended December 31, 2012, 2011, and 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaiam, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the related financial statement schedule II for the years ended December 31, 2012, 2011, and 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gaiam, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO Criteria.

/s/ EKS&H LLLP

March 18, 2013

Denver, Colorado

GAIAM, INC.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share data)	2012	2011
ASSETS
Current assets:
Cash	$9,858	$14,545
Accounts receivable, net	57,533	31,113
Inventory, less allowances	29,840	29,205
Deferred advertising costs	4,324	3,303
Deferred tax assets	9,129	6,686
Receivable from equity method investee	64	2,176
Advances	13,197	5,336
Other current assets	2,463	1,969

Total current assets	126,408	94,333
Property and equipment, net	23,998	23,664
Media library, net	13,090	14,576
Deferred tax assets	14,692	12,636
Goodwill	9,405	2,673
Other intangibles, net	5,608	569
Equity method investment	—	14,300
Other assets	661	539

Total assets	$193,862	$163,290

LIABILITIES AND EQUITY
Current liabilities:
Line of credit	$16,231	$—
Accounts payable	26,738	21,069
Participations payable	28,046	7,851
Accrued liabilities	3,975	3,196

Total current liabilities	74,990	32,116
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,330,464 and 17,297,844 shares issued and outstanding at December 31, 2012 and 2011, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2012 and 2011	1	1
Additional paid-in capital	159,614	158,773
Accumulated other comprehensive income	118	113
Accumulated deficit	(43,661)	(30,779)

Total Gaiam, Inc. shareholders’ equity	116,074	128,110
Noncontrolling interest	2,798	3,064

Total equity	118,872	131,174

Total liabilities and equity	$193,862	$163,290

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of operations

	Years Ended December 31,
(in thousands, except per share data)	2012 (a)	2011 (a)	2010 (a)
Net revenue	$202,475	$274,773	$274,268
Cost of goods sold	86,371	157,912	138,438

Gross profit	116,104	116,861	135,830

Expenses:
Selling and operating	102,867	110,008	117,152
Corporate, general and administration	10,980	13,291	12,534
Acquisition-related costs	1,667	2,393	—
Other general expense	—	22,456	—

Total expenses	115,514	148,148	129,686

Income (loss) from operations	590	(31,287)	6,144
Interest and other income (expense)	(432)	(90)	1,291
Loss from equity method investment	(18,410)	—	—
Loss from deconsolidation of subsidiary	—	(4,550)	—

Income (loss) before income taxes and noncontrolling interest	(18,252)	(35,927)	7,435
Income tax expense (benefit)	(5,675)	(10,657)	2,366

Net income (loss)	(12,577)	(25,270)	5,069
Net (income) loss attributable to noncontrolling interest	(305)	398	(794)

Net income (loss) attributable to Gaiam, Inc.	$(12,882)	$(24,872)	$4,275

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.57)	$(1.08)	$0.18

Diluted	$(0.57)	$(1.08)	$0.18

Weighted average shares outstanding:
Basic	22,703	23,126	23,226

Diluted	22,703	23,126	23,383

(a)	RSOL was deconsolidated and accounted for as an equity method investment effective December 31, 2011. Consequently, RSOL is reported as an equity method investment for the year ended December 31, 2012 and as a consolidated subsidiary for the years ended December 31, 2011 and 2010.

If RSOL had been deconsolidated as of January 1, 2010, on a pro forma basis, net revenue, net income (loss) attributable to Gaiam, Inc., and net income (loss) per share would have been $165.5 million, ($27.1 million), and ($1.17 per share) for 2011, respectively, and $196.9 million, $4.1 million, and $0.18 per shares for 2010, respectively.

See Supplemental Pro Forma Financial Information on page 21 of this Form 10-K.

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of comprehensive income (loss)

	Years Ended December 31,
(in thousands)	2012	2011	2010
Net income (loss)	$(12,577)	$(25,270)	$5,069
Other comprehensive income (loss), foreign currency translation, net of related tax	10	(2)	58

Comprehensive income (loss)	(12,567)	(25,272)	5,127

Less: comprehensive income (loss) attributable to the noncontrolling interest	310	(399)	823

Comprehensive income (loss) attributable to Gaiam, Inc	$(12,877)	$(24,873)	$4,304

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statement of changes in equity

	Total Equity	Total Gaiam Equity	Gaiam, Inc. Shareholders					Noncontrolling Interest
(in thousands, except shares)			Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at December 31, 2009	$167,527	$152,438	$(10,182)	$85	$3	$162,532	23,121,212	$15,089
Issuance of Gaiam, Inc. common stock in conjunction with acquisitions and share-based compensation	1,943	1,943	—	—	—	1,943	177,709	—
Issuance of subsidiary common stock in conjunction with acquisitions and share-based compensation	358	176	—	—	—	176	—	182
Distribution of dividend	(6,966)	(6,966)	—	—	—	(6,966)	—	—
Adjustments due to business acquisitions	773	(75)	—	—	—	(75)	—	848
Comprehensive income	5,127	4,304	4,275	29	—	—	—	823

Balance at December 31, 2010	168,762	151,820	(5,907)	114	3	157,610	23,298,921	16,942
Issuance of Gaiam, Inc. common stock and share-based compensation	1,081	1,081	—	—	—	1,081	26,926	—
Repurchase of stock	(2,264)	(2,264)	—	—	—	(2,264)	(628,003)	—
Deconsolidation of subsidiary	(31,394)	562	—	—	—	562	—	(31,956)
Issuance of subsidiary common stock and share-based compensation	537	193	—	—	—	193	—	344
Subsidiary’s equity consideration in conjunction with an acquisition, net of taxes of $877	20,794	1,716	—	—	—	1,716	—	19,078
Subsidiary’s repurchase of stock	(1,070)	(125)	—	—	—	(125)	—	(945)
Comprehensive loss	(25,272)	(24,873)	(24,872)	(1)	—	—	—	(399)

Balance at December 31, 2011	131,174	128,110	(30,779)	113	3	158,773	22,697,844	3,064
Issuance of Gaiam, Inc. common stock and share-based compensation	1,011	1,011	—	—	—	1,011	32,620	—
Adjustment due to subsidiary’s acquisition of a noncontrolling interest, including taxes of $16	(163)	(170)	—	—	—	(170)	—	7
Subsidiary’s dividend to noncontrolling interest	(583)	—	—	—	—	—	—	(583)
Comprehensive income (loss)	(12,567)	(12,877)	(12,882)	5	—	—	—	310

Balance at December 31, 2012	$118,872	$116,074	$(43,661)	$118	$3	$159,614	22,730,464	$2,798

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2012	2011	2010
Operating activities:
Net income (loss)	$(12,577)	$(25,270)	$5,069
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,358	3,085	3,089
Amortization	7,130	3,497	4,552
Share-based compensation expense	1,013	1,540	1,609
Deferred and stock option income tax expense (benefit)	(6,120)	(11,464)	1,857
Loss (gain) on translation of foreign currency	(76)	55	—
Loss on equity method investment	18,410	—	—
Goodwill impairment loss	—	22,456	—
Loss on deconsolidation of subsidiary	—	4,550	—
Gain on re-measurement of equity investment to estimated fair value immediately prior to business combination	—	—	(977)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(1,301)	2,186	(4,151)
Inventory, net	(2,637)	(3,233)	(5,508)
Deferred advertising costs	(1,982)	(1,314)	(1,403)
Receivable from equity method investee	412	—	—
Advances	(1,924)	(934)	(4,392)
Other current assets	(595)	(4,006)	2,018
Accounts payable	5,661	5,412	(3,871)
Participations payable	7,705	4,515	(1,779)
Accrued liabilities	999	4,165	(1,065)

Net cash provided by (used in) operating activities	16,476	5,240	(4,952)

Investing activities:
Purchase of property, equipment and media rights	(3,814)	(5,827)	(8,701)
Purchase of businesses	(13,546)	—	—
Related party loan, net	(830)	—	—
Collection of note receivable	—	2,700	—
Cash from acquired business	—	3,416	—
Change in restricted cash	—	730	—
Deconsolidation of Real Goods Solar	—	(11,812)	—

Net cash used in investing activities	(18,190)	(10,793)	(8,701)

Financing activities:
Net borrowings (payments) on revolving lines of credit	16,231	(3,119)	—
Principal payments on debt	(18,703)	(2,254)	—
Payment of dividends	(583)	—	(6,966)
Repurchase of Class A common stock, including related costs	—	(2,264)	—
Subsidiary’s repurchase of its Class A common stock, including related costs	—	(1,070)	—
Net proceeds from issuance of stock and tax benefits from option exercises	—	77	1,036

Net cash used in financing activities	(3,055)	(8,630)	(5,930)

Effect of exchange rates on cash	82	(45)	31
Net decrease in cash	(4,687)	(14,228)	(19,552)
Cash at beginning of year	14,545	28,773	48,325

Cash at end of year	$9,858	$14,545	$28,773

Supplemental cash flow information:
Interest paid	$468	$195	$1
Income taxes paid	673	535	414
Liabilities and debt assumed from acquisitions	14,277	21,709	647

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

Conversion of Real Goods Solar to Equity Method Investee

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to 37.5% and, thus, we no longer had financial control of or made decisions about resources to be allocated to this investee, but retained significant financial influence. Accordingly, we deconsolidated Real Goods Solar and reported it as an equity method investment on our consolidated balance sheet at December 31, 2011. Since Real Goods Solar was not deconsolidated until the end of 2011, our consolidated statements of operations and cash flows reflect Real Goods Solar on a consolidated basis for each of the years ended December 31, 2011 and 2010, except for the removal of Real Goods Solar’s cash balance at December 31, 2011 from the cash flow statement for the year ended December 31, 2011. See Note 3. Equity Method Investment and Receivable From Investee.

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the year ended December 31, 2012, except for added disclosure on how we recognize revenue for our media distribution agent fees. This change did not have and is not expected to have in the future a material impact on our financial results.

We have evaluated events subsequent to December 31, 2012 and concluded that no material event has occurred which either would impact the results reflected in this report or our results going forward.

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

Concentration of Risk and Allowances for Doubtful Accounts

We have concentration of credit risk in our accounts receivable because two of our top customers, Target and Walmart, accounted for 47.6% of accounts receivable, net as of December 31, 2012. These customers are major retailers in the United States to which we made significant sales during the year-end holiday season.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. The allowance for doubtful accounts was $0.7 million and $0.9 million as of December 31, 2012 and 2011, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Product Returns

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. As of December 31, 2012 and 2011, we estimated obsolete or slow-moving inventory to be $1.6 million and $0.9 million, respectively.

Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of infomercials and catalogs. We defer such costs for financial reporting purposes until the catalogs and infomercials are distributed and advertised, and then we amortize these costs over succeeding periods on the basis of estimated direct relationship sales. We amortize our seasonal catalogs within six months. Forecasted sales are the principal factor we use in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $25.5 million, $27.2 million, and $37.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, and we include these amounts in selling and operating expense.

We record sales discounts or other sales incentives as a reduction to revenue. We identify and record as part of selling and operating expense any cooperative advertising expenses we pay, which are for advertisements meeting the separable benefit and fair value tests, as part of selling and operating expense.

Advances

Advances represent amounts prepaid to studio and content producers for which we provide media distribution services and to talent involved with our media productions. Such advances are recoupable against future fees owed to the respective studio or content producer based upon the terms of their agreements.

At December 31, 2012, we have media distribution agreements that require us to make future guaranteed advances as follows (in thousands):

2013	$7,892
2014	2,150
2015	240

$10,282

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

Media Library

Our media library asset represents the estimated fair value of our library of produced videos acquired through business combinations, the purchase price of media rights to both video and digital titles, and the capitalized cost to produce media products, all of which we market to retailers and our direct customers. We have presented the media library net of accumulated amortization of approximately $30.1 million and $27.5 million at December 31, 2012 and 2011, respectively, which is being amortized over the estimated useful life of the titles, which range from five to fifteen years. Additionally, during 2013 we anticipate incurring approximately $10.0 million in royalties related to acquired and produced media content.

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

During 2012, capitalized production cost for released titles was approximately $1.2 million, and for those titles not yet released was approximately $0.1 million. Additionally, as of December 31, 2012, we estimate that approximately $5.1 million or 54.5% of the unamortized costs for released titles will be amortized during 2013, and approximately 86.1% of the unamortized costs for released titles will be amortized within the next three years. Accumulated amortization for produced media content at December 31, 2012 and 2011 was approximately $16.2 million and $15.0 million, respectively. Amortization expense for produced media content for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $1.2 million and $1.7 million, respectively.

Our acquired media rights have $3.6 million of remaining unamortized costs as of December 31, 2012 that will be amortized on a straight-line basis over 12 to 84 months. Amortization expense for acquired and purchased media rights for the years ended December 31, 2012, 2011, and 2010 was $1.5 million, $1.9 million, and $1.3 million, respectively. Based upon the acquired media titles and rights at December 31, 2012, we expect the annual amortization expense for the next five years to approximate $2.6 million per annum.

Based on total media library costs at December 31, 2012 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, we expect the amortization expense for the next five years to be approximately $0.7 million per annum.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles mainly consist of customer and marketing related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a reporting unit level. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that the fair value for a reporting unit is more likely than not greater than the carrying amount for that reporting unit, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

The following table sets forth the changes in goodwill for the period December 31, 2010 through December 31, 2012 by segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Solar Segment	Total
Balance at December 31, 2010	$2,673	$22,456	$732	$25,861
Acquisitions	—	—	19,153	19,153
Impairment losses recognized	—	(22,456)	—	(22,456)
Deconsolidation of subsidiary	—	—	(19,885)	(19,885)

Balance at December 31, 2011	2,673	—	—	2,673
Acquisitions	—	6,732	—	6,732

Balance at December 31, 2012	$2,673	$6,732	$—	$9,405

The following table represents our other intangibles subject to amortization by major class as of December 31, 2012 and 2011.

	As of December 31,
(in thousands)	2012	2011
Customer related:
Gross carrying amount	$9,514	$914
Accumulated amortization	(3,910)	(426)

	$5,604	$488

Marketing related:
Gross carrying amount	$576	$576
Accumulated amortization	(572)	(495)

	$4	$81

The amortization periods range from 24 to 84 months. Amortization expense for the years ended December 31, 2012 and 2011 was $3.5 million and $0.4 million, respectively. Based on the December 31, 2012 balance of other intangibles, we estimate amortization expense to be $2.7 million for 2013, $1.6 million for 2014, $0.9 million for 2015, $0.3 million for 2016, and $0.1 million thereafter.

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

Revenue

Presently, revenue primarily consists of sales of products, media licensing, and media distribution. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We recognize distribution fees from our Gaiam Vivendi Entertainment business and certain other media distribution arrangements on a net revenue basis. For these media distribution sales, we do not take title to the related product sold as the inventory is owned by the studio or content producers and sold by us under distribution agent agreements. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenue arising from the product sale. We present revenue net of taxes collected from customers.

Prior to 2012, we also recognized revenue from Real Goods Solar’s energy integration fixed price contracts. For energy system installations of less than 100 kilowatts, we recognized revenue when the installation was substantially complete, determined based on departure from the job site following completion of the installation or passing of building inspection, while for energy system installations equal to or greater than 100 kilowatts, we recognized revenue on a percentage-of-completion basis, with the extent of progress towards completion measured by the cost to cost method.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 11. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500, and during the year ended December 31, 2012, we made matching contributions of $0.2 million to the 401(k) plan.

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

The tax effects allocated to our other comprehensive income (loss) component, foreign currency translation, were as follows:

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Before-tax amount	$14	$(3)	$83
Tax expense (benefit)	4	(1)	25

Net-of-tax amount	$10	$(2)	$58

Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded weighted average common stock equivalents of 1,387,000, 1,306,000 and 416,000 from the computation of diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders for 2012, 2011 and 2010, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders:

	For the Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Numerator for basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(12,882)	$(24,872)	$4,275
Denominator:
Weighted average shares for basic net income (loss) per share attributable to Gaiam, Inc. common shareholders	22,703	23,126	23,226
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—	157

Denominators for diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	22,703	23,126	23,383

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic	$(0.57)	$(1.08)	$0.18

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—diluted	$(0.57)	$(1.08)	$0.18

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

3. Equity Method Investment and Receivable From Investee

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. This conversion was done in accordance with the terms of a Shareholders Agreement dated December 19, 2011 entered into with Riverside Renewable Energy Investments, LLC, the majority owner of Earth Friendly Energy Group Holdings LLC d/b/a Alteris Renewables, Inc. (“Alteris”), in connection with Real Goods Solar’s acquisition of Alteris and no consideration was exchanged. As a result, our voting ownership in Real Goods Solar declined to 37.5% and, therefore, we changed our reporting for this investment from consolidation to equity method. In conjunction with this deconsolidation of Real Goods Solar, at December 31, 2011 we remeasured and adjusted our equity investment in Real Goods Solar to its estimated fair value based on Real Goods Solar’s closing stock price on December 30, 2011 (which is a level 1 input in the fair value hierarchy), and, thus, reported a pre-tax loss from deconsolidation of $4.5 million and, due to an adjustment to a deferred tax liability related to this investment, an after-tax gain of $2.6 million in our consolidated results of operations for the year ended December 31, 2011. See Note 12. Income Taxes.

In connection the Real Goods Solar’s acquisition of Alteris, we advanced Real Goods Solar $1.7 million on December 30, 2011, which bears interest at an annual rate of 10% if not repaid on or before its maturity date. On November 13, 2012, we entered into a Loan Commitment with Real Goods Solar and Riverside to extend the maturity date for this loan from December 30, 2012 to April 30, 2013 provided Real Goods Solar repaid all interest owed on the loan upon extension. In addition, Riverside and we each agreed to advance up to an additional $1.0 million in cash upon request from Real Goods Solar until March 31, 2013 at an annual interest rate of 10% and with a maturity date of April 26, 2013, which was funded by both of us during December 2012. Further, the Loan Commitment requires Real Goods Solar to execute and deliver to us an option agreement, reasonably acceptable to both parties, permitting us to purchase for $0.2 million all tenant improvements constructed by us in the office space leased by Real Goods Solar from us.

Our loss from equity investment (RSOL) for the year ended December 31, 2012 was comprised of our noncash portion, $17.0 million, of Real Goods Solar’s net loss for 2012, which included goodwill, net deferred tax assets, and other asset impairment noncash charges of $38.1 million, and a $1.6 million valuation allowance for a deferred tax asset related to our Tax Sharing Agreement with RSOL, partially offset by $0.2 million of interest received from RSOL on our first loan to RSOL. The recording of our portion of RSOL’s net loss for 2012 reduced the carrying values of our equity method investment in and loans to Real Good Solar to zero at December 31, 2012. As a result, we do not anticipate needing to report any potential future net losses from Real Goods Solar. Also, in connection with these transactions, we recognized an income tax benefit of $6.0 million. See Note 12. Income Taxes. Including the related income tax benefit, the net impact to us of these equity investment related transactions was a noncash loss of $12.4 million.

Under our Intercorporate Services Agreement with Real Goods Solar, we provide services under the direction of Real Goods Solar and have no power to act independently on Real Goods Solar’s behalf other than as specifically authorized under the agreement or from time to time by Real Goods Solar. Real Goods Solar and we agree on the aggregate annual amount for a particular year for the services based upon a good faith estimate of the services required for that year and the estimated fees for such services. Upon a change to the annual amounts for a particular year, the parties make appropriate payments to reflect such change. The annual amount and formula for various services making up the annual amount, as well as any quarterly changes, are approved in writing by each of our and Real Goods Solar’s board of directors.

As specified by our Tax Sharing Agreement with Real Goods Solar, to the extent Real Goods Solar becomes entitled to utilize certain loss carryforwards relating to periods prior to its initial public offering, it will distribute to us the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to our step acquisitions of Real Goods Solar, it experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, its use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2012, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that Real Goods Solar’s potential future payments to us, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates. Based on Real Goods Solar’s establishment of a valuation allowance for all its net deferred tax assets at December 31, 2012, as discussed above, we established a valuation allowance, by charging loss from equity method investment, for our entire $1.6 million deferred tax asset related to our Tax Sharing Agreement with Real Goods Solar.

On December 19, 2011, we entered into an Industrial Building Lease Agreement with Real Goods Solar for office space located in our owned building in Colorado. The five year lease commenced on January 1, 2012 and has a monthly payment of approximately $16,300 plus common area maintenance and tax expenses. As part of the Loan Commitment discussed above, Real Goods Solar and we agreed to cancel, effective December 31, 2012, the $3 per square foot credit set forth in this lease.

The receivable from equity method investee at December 31, 2012 represents amounts owed in the ordinary course of business under our Intercorporate Services and Industrial Building Lease Agreements with Real Goods Solar. Charges under these agreements are typically billed and collected at least quarterly.

At December 31, 2012, we owned approximately 37.5% of Real Goods Solar’s Class A common stock with an estimated fair value of $7.6 million based on the closing market price of Real Goods Solar’s Class A common stock on December 31, 2012. At December 31, 2012, our equity in the net assets of Real Goods Solar was approximately $1.5 million.

Summarized financial information for our equity method investee, Real Goods Solar, is as follows:

	December 31,
(in thousands)	2012	2011
Current assets	$38,317	$56,859
Noncurrent assets	3,991	32,690

Total assets	$42,308	$89,549

	December 31,
(in thousands)	2012	2011
Current liabilities	$37,940	$38,108
Noncurrent liabilities	443	635

Total liabilities	$38,383	$38,743

	For the Year Ended December 31,
(in thousands)	2012	2011
Net revenue	$92,891	$109,257
Gross profit	23,032	27,860
Net loss	(47,206)	(1,900)

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

The provisional total consideration transferred was $32.1 million and was comprised of $13.4 million in cash and a $18.7 million non-interest bearing, 90 day promissory note (“Note”) representing the carrying value of Gaiam Vivendi Entertainment’s working capital. Under the terms of the Note and other related Gaiam Vivendi Entertainment acquisition agreements, UMG collected the pre-closing accounts receivable of Gaiam Vivendi Entertainment for a 90 day period following the closing date of the acquisition and applied those collections to the Note, with any excess remitted to Gaiam Vivendi Entertainment. By mid-June 2012, UMG had collected enough funds from Gaiam Vivendi Entertainment’s pre-closing accounts receivable to fully satisfy the Note. The consideration excluded $1.7 million of expenses that were reported as acquisition-related costs in our consolidated statement of operations for the year ended December 31, 2012. The acquisition also effectively settled a preexisting media distribution relationship between Gaiam Vivendi Entertainment and us, resulting in the elimination upon consolidation of certain accounts receivable, participations payable and inventory balances.

We acquired Gaiam Vivendi Entertainment, with its distribution rights to over 3,000 media titles, to materially strengthen our existing media distribution services platform, enhance our digital relationships and elevate us to the third largest non-theatrical content distributor in the United States. With the combined scale of Gaiam Vivendi Entertainment’s and our existing distribution operations, we expect to realize significant operational and financial synergies, including reduced third-party distribution costs and lower post-production and digital distribution costs, which are projected to increase our gross margins. These anticipated strategic benefits are the primary contributors to goodwill resulting from the acquisition.

The estimated purchase price and fair values of assets acquired and liabilities assumed are provisional and are based on currently available information. We believe that information provides a reasonable basis for estimating the consideration transferred and the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those amounts. Therefore, the provisional purchase price and measurements of fair value reflected below are subject to change. We expect to finalize the purchase price and determine valuations and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Any goodwill identified is attributable to our business segment and is deductible for tax purposes.

The following table summarizes the provisional estimated purchase price and fair values of Gaiam Vivendi Entertainment’s acquired net assets, which are additions to our business segment’s net assets.

(in thousands)	March 28, 2012
Accounts receivable	$25,113
Advances	5,903
Other current assets	32
Goodwill	6,732
Customer relationship intangibles	8,600

Total assets	46,380

Participations payable	(12,013)
Accrued liabilities	(2,264)

Net assets acquired	$32,103

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

We included Gaiam Vivendi Entertainment’s results of operations in our consolidated financial statements from March 28, 2012. Consequentially, $19.9 million net revenue and $3.6 million of net income attributable to Gaiam Vivendi Entertainment are included in our consolidated statement of operations for the year ended December 31, 2012.

The following tables contain supplemental unaudited pro forma information for the Gaiam Vivendi Entertainment acquisition as if we had acquired this business on January 1, 2011. RSOL was not deconsolidated until December 31, 2011 and, thus, the 2011 supplemental unaudited pro forma information below reflects RSOL on a as if deconsolidated effective January 1, 2011 basis in the first table and on a consolidated basis for 2011 in the second table. The pro forma net losses were decreased by $2.2 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively, to reflect the removal of amortization related to Gaiam Vivendi Entertainment’s pre-acquisition intangibles, less amortization related to intangibles resulting from our acquisition of Gaiam Vivendi Entertainment. The pro forma adjustments were based on available information and upon assumptions that we believe were reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

	RSOL Deconsolidated For 2011
	Supplemental Pro Forma (Unaudited)
	For the Year Ended December 31,
(in thousands, except per share data)	2012	2011
Net revenue	$211,516	$199,284

Net loss attributable to Gaiam, Inc.	$(11,229)	$(26,912)

Net loss per share—basic	$(0.49)	$(1.16)

Net loss per share—diluted	$(0.49)	$(1.16)

	RSOL Consolidated For 2011
	Supplemental Pro forma (Unaudited)
	For the Year Ended December 31,
(in thousands, except per share data)	2012	2011
Net revenue	$211,516	$308,541

Net loss attributable to Gaiam, Inc.	$(11,229)	$(24,648)

Net loss per share—basic	$(0.49)	$(1.07)

Net loss per share—diluted	$(0.49)	$(1.07)

In 2010, we increased our ownership interest in an existing equity investment in an Australian catalog and wholesale business and, as a result, recognized a gain, representing the investment’s estimated fair value immediately before acquiring control, of $1.0 million, which was reported in interest and other income on our consolidated condensed statements of operations for the year ended December 31, 2010. We used a combination of the income and market approaches to estimate the fair value of this equity investment immediately before increasing our ownership interest. For the income approach, we used historical unaudited financial statements, projected financial information and other records and documents. Multiples of selected publicly-traded companies were used to develop multiples for the market approach.

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

5. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2012	2011
Land	$5,582	$5,579
Buildings	16,365	16,103
Furniture, fixtures and equipment	6,295	6,204
Leasehold improvements	1,943	1,943
Website development costs and other software	10,903	9,232
Studios, computer and telephone equipment	9,356	8,689
Warehouse and distribution equipment	1,765	1,765

	52,209	49,515
Accumulated depreciation and amortization	(28,211)	(25,851)

	$23,998	$23,664

6. Goodwill Impairment and Other General Expense

In accordance with the Financial Accounting Standards Board’s (“FASB”) accounting standards, we performed a goodwill impairment analysis and determined that $22.5 million of goodwill in our business segment was impaired at December 31, 2011. The noncash impairment was necessitated by the trading price of our stock. We estimated the fair value of the business goodwill reporting unit and each asset category within that unit using traditional present value techniques, relying upon various sources of information for our assumptions, such as historical data, estimated future sales, internal budgets and projections, and judgment about existing brand potential. This noncash impairment charge is reported in other general expense on our consolidated statement of operations for the year ended December 31, 2011.

7. Line of Credit

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A. (“PNC”), as agent and lender. Borrowings are secured by a pledge of the Borrowers’ assets and our ownership interests in the Borrowers. The Credit Agreement provides for a revolving line of credit of up to $35 million ($26 million April 1st through June 30th of each calendar year), subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan is due and payable on the earlier of July 30, 2015 or upon the termination of the Credit Agreement.

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

The Borrowers paid a fee of $175,000 to PNC in consideration for entering into the Credit Agreement, which is being recognized over the term of the Credit Agreement, and will pay PNC a fee equal to 0.5% per year on the undrawn amount of the revolving line of credit. The Credit Agreement permits voluntary prepayments of amounts borrowed and reductions or terminations of the revolving commitments pursuant to notice requirements. The Borrowers must also prepay the advances in amounts equal to the net proceeds of certain sales of collateral and the net proceeds of certain issuances of equity interest or indebtedness. The Borrowers must pay an early termination fee equal to 2% of the maximum amount of the revolving line of credit if the Borrowers prepay all advances before July 31, 2013, and an early termination fee equal to 1% of the maximum amount of the revolving line of credit if the Borrowers prepay all advances before July 31, 2014. The Credit Agreement subjects the Company to certain customary affirmative covenants and customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. In addition, the Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, and covenant defaults. If an event of default occurs and is continuing, amounts due under the Credit Agreement may be accelerated and the rights and remedies of the lenders under the Credit Agreement may be exercised.

In conjunction with entering into the Credit Agreement, on August 1, 2012, we paid in full the outstanding balance owed to our prior senior lender, Wells Fargo Bank, National Association, in the amount of approximately $14.1 million and terminated the underlying Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam and Wells Fargo.

As of December 31, 2012, the outstanding borrowings on the Credit Agreement were approximately $16.2 million at an average annual interest rate of approximately 3.53% and the amount reserved for outstanding letters of credit and other reserves was $12.6 million.

8. Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

(in thousands)	2012	2011
Accrued compensation	$2,549	$1,890
Other accrued liabilities	1,426	1,306

	$3,975	$3,196

9. Commitments and Contingencies

Operating Leases

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from 3 to 6 years.

The following schedule represents the annual future minimum payments under these commitments, as of December 31, 2012:

(in thousands)	Operating
2013	$1,646
2014	1,153
2015	366
2016	27

Total minimum lease payments	$3,192

We incurred rent expense of $2.1 million, $2.6 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

10. Equity

During 2012, we issued 32,620 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to certain of our independent directors, in lieu of cash compensation, for services rendered in 2012. We recorded these shares at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered. Additionally, our adventure travel subsidiary, which is 51.4% owned by us, paid its shareholders dividends of $0.7 million from additional paid-in capital and $0.5 million from retained earnings, and, as a result, the noncontrolling interests on our consolidated balance sheet at December 31, 2012 was decreased by $0.6 million.

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

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in its subsidiaries on Gaiam, Inc.’s equity:

	For the Year Ended December 31,
(in thousands, except share data)	2012	2011	2010
Net income (loss) attributable to Gaiam, Inc.	$(12,882)	$(24,872)	$4,275
Transfers from the noncontrolling interest:
Decrease in Gaiam, Inc.’s paid-in capital for its subsidiary’s acquisition of a noncontrolling interest, including related taxes of $16	(170)	—	—
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 29,408 Real Goods Solar Class A common shares in conjunction with nonemployee director fees, and for employee share-based compensation	—	193	—
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 8,700,000 Real Goods Solar Class A common shares in conjunction with its acquisition of Alteris	—	1,716	—
Decrease in Gaiam, Inc.’s paid-in capital for Real Goods Solar’s repurchase of 379,400 of its Class A common shares	—	(125)	—
Increase in Gaiam, Inc.’s paid-in capital in conjunction with the remeasurement of deferred tax liabilities related to our equity investment in Real Goods Solar upon deconsolidation	—	562	—
Decrease in Gaiam, Inc.’s paid-in capital for the acquisition of Spiritual Cinema, Inc’s noncontrolling interest	—	—	(75)
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 21,040 Real Goods Solar Class A common shares in conjunction with nonemployee director fees, and for employee share-based compensation	—	—	176

Change from the net income (loss) attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(13,052)	$(22,526)	$4,376

As of December 31, 2012, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 2009 and 1999 Long-Term Incentive Plans:
Stock options outstanding	1,406,450

Total shares reserved for future issuance	6,806,450

Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common shares is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common shares and our Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman, holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 668,682 shares of Class A common stock. Consequently, our chairman holds approximately 77% of our voting stock and thus is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

Real Goods Solar (our formerly consolidated subsidiary, but now our 37.5% owned equity method investment)

During 2011, Real Goods Solar issued under its 2008 Long-Term Incentive Plan 29,408 of its Class A common shares valued at $72,000 to compensate nonemployee board members for services rendered during 2011. Real Goods Solar valued the shares issued to its independent directors at estimated fair value based on the closing price of Real Goods Solar’ stock on the date the shares were issued, which by policy was the last trading day of each quarter in which the services were rendered. On June 30, 2011, Real Goods Solar repurchased 379,400 of its Class A common shares for a total cost of $1.1 million. On December 19, 2011, Real Goods Solar issued 8.7 million shares of its Class A common stock with a fair market value of $21.6 million to acquire 100% of the equity interest in Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewals, Inc. The fair value of the shares issued in this transaction was based on the trading price of Real Goods Solar’s Class A common stock on June 21, 2011, the date that Real Goods Solar obtained control of Alteris through an Agreement and Plan of Merger dated June 21, 2011. As of December 31, 2011, we owned 37.5% of Real Goods Solar.

During 2010, Real Goods Solar issued under its 2008 Long-Term Incentive Plan 21,040 Class A common shares valued at $74,000 to compensate nonemployee board members for services rendered during 2010. As of December 31, 2010, we owned 54.6% of Real Goods Solar.

11. Share-Based Compensation

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

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under our 2009 and 1999 Long-Term Incentive Plans for each of the years presented:

	2012	2011	2010
Expected volatility	59%	58% - 61%	60% - 62%
Weighted-average volatility	59%	59%	61%
Expected dividends	—%	2.8% - 4.2%	1.7% - 2.4%
Expected term (in years)	7.1	7.1 - 9.3	5.0 - 6.7
Risk-free rate	1.36% - 1.61%	1.50% - 3.13%	1.25% - 3.13%

The table below presents a summary of option activity under our 2009 and 1999 Long-Term Incentive Plans as of December 31, 2012, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,325,010	$5.74
Granted	105,000	4.05
Exercised	—	—
Cancelled or forfeited	(22,000)	6.04
Expired	(1,560)	5.80

Outstanding at December 31, 2012	1,406,450	$5.61	4.3	$—

Exercisable at December 31, 2012	892,610	$5.74	2.8	$—

On March 5, 2012, for options previously granted under our 1999 Long-Term Incentive Plan that were scheduled to expire within the next two years, we extended the original expiration dates by two years. As a result, grants to 7 employees were modified and these modifications resulted in total incremental share-based compensation cost of approximately $0.1 million that was immediately recognizable. On November 4, 2010, we extended the expiration date on 200,000 fully-vested options previously granted under our 1999 Long-Term Incentive Plan to our chief executive officer, which were scheduled to expire on November 20, 2010. This transaction was accounted for as a cancellation of the original options and a re-issuance under our 2009 Long-Term Incentive Plan of fully vested options that are immediately exercisable, with an expiration date of March 31, 2012. This resulted in an incremental share-based compensation cost of $93,000 during 2010. During 2009, for options previously granted under our 1999 Long-Term Incentive Plan to 49 employees, we reset the exercise price to $5.00 per share. The options continued to vest over their remaining original vesting periods. These 2009 repricing modifications resulted in total incremental share-based compensation cost of approximately $212,000, recognizable over 2009 through 2013.

We issue new shares upon the exercise of options. No options were exercised during 2012. We received $0.1 million in cash from stock options exercised during 2011. The weighted-average grant-date fair value of options granted during the years 2012, 2011, and 2010 was $2.39, $2.32, and $3.42, respectively. The total intrinsic value of options exercised during 2011 and 2010 was $0.1 million each year. The total fair value of shares vested was $0.8 million during each 2012 and 2011 and $1.1 million during 2010.

Our share-based compensation cost charged against income was $1.0 million during 2012 and $1.6 million during each of 2011 and 2010, and is shown in corporate, general and administration expenses. The portion of our share-based compensation expense related to Real Goods Solar was $0.5 million for 2011 and $0.1 million for 2010. The total income tax benefit recognized for share-based compensation was $0.4 million for 2012 and $0.6 million each of 2011 and 2010. As of December 31, 2012, there was $1.0 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under our 2009 and 1999 Long-Term Incentive Plans. We expect that cost to be recognized over a weighted-average period of 2.77 years.

12. Income Taxes

Our provision for income tax expense (benefit) is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$184	$129	$113
State	(88)	116	71
International	196	236	224

	292	481	408

Deferred:
Federal	(5,590)	(10,384)	1,434
State	(374)	(748)	170
International	(3)	(6)	354

	(5,967)	(11,138)	1,958

	$(5,675)	$(10,657)	$2,366

Variations from the federal statutory rate are as follows:

(in thousands)	2012	2011	2010
Expected federal income tax expense (benefit) at statutory rate of 34%	$(807)	$(12,215)	$2,528
Effect of permanent goodwill impairment and worthless stock differences	—	7,668	(114)
Effect of permanent subsidiary’s acquisition-related costs	—	461	—
Effect of permanent enhanced charitable donation differences	(31)	(25)	(260)
Effect of permanent other differences	106	131	49
Effect of change in financial statement carrying value of investment	(5,077)	(5,534)	—
State income tax expense (benefit), net of federal benefit	(40)	(871)	238
Federal tax credits	—	(164)	(16)
Other	209	(55)	(42)
Effect of differences between U.S. taxation and foreign taxation	(35)	(53)	(17)

Income tax expense (benefit)	$(5,675)	$(10,657)	$2,366

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2012 and 2011 are as follows:

	December 31,
(in thousands)	2012	2011
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$245	$306
Inventory-related expense	699	724
Accrued liabilities	3,888	3,530
Charitable carryforward	—	187
Net operating loss carryforward	3,617	2,229
Impaired loans to affiliate	959	—
Prepaid and deferred catalog costs	(250)	(266)
Other	(29)	(24)

Total current deferred tax assets	$9,129	$6,686

Non-current:
Depreciation and amortization	$288	$(1,032)
Section 181 qualified production expense	(4,579)	(4,414)
Net operating loss carryforward	13,737	15,975
Charitable carryforward	1,681	1,464
Loss (gain) from change in financial statement carrying value of investment, net	228	(4,849)
Gain from foreign business acquisition	(347)	(347)
Impairment of intangibles	5,412	6,032
Tax credits	899	899
Other	42	(3)

Total non-current deferred tax assets	17,361	13,725
Valuation allowance	(2,669)	(1,089)

Total non-current deferred tax assets, net of valuation allowance	14,692	12,636

Total net deferred tax assets	$23,821	$19,322

The sources of income (loss) before income taxes and noncontrolling interests are as follows:

(in thousands)	2012	2011	2010
Domestic	$(18,745)	$(34,918)	$6,094
International	493	(1,009)	1,341

	$(18,252)	$(35,927)	$7,435

On December 31, 2011, we adjusted the financial statement carrying value of our equity method investment in Real Goods Solar to its estimated fair value due to deconsolidation. Accordingly, we also adjusted the related deferred tax liability for the temporary difference in basis for this investment, thereby recognizing during 2011 an income tax benefit of $7.1 million and a credit to additional paid-in capital of $0.6 million.

Income tax benefit for 2012 includes $6.0 million due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar and the reduction of the carrying value of our loans to Real Goods Solar. See Note 3. Equity Method Investment and Receivable From Investee.

Certain of our subsidiaries, namely those for which we own less than 80% of their shares and voting rights and/or are foreign entities, file tax returns separately from Gaiam’s consolidated tax group. At December 31, 2012, we had made a provision for U.S. federal and state income taxes on approximately $0.6 million of undistributed foreign earnings, which are not expected to remain outside of the U.S. indefinitely. Deferred tax liabilities have been established for future taxes on distribution of foreign earnings in the form of dividends or otherwise, in order to derive, for financial statement purposes, the U.S. income taxes (net of tax on foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.

At December 31, 2012, we had $15.8 million in tax effected federal net operating loss carryforwards. Additionally, we had $1.6 million in tax effected state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2018. The Internal Revenue Code contains provisions that limit the net operating loss available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of net operating loss carryforwards from tax periods prior to the ownership changes. Certain of our net operating loss carryforwards as of December 31, 2012 are subject to annual limitations due to changes in ownership.

We have alternative minimum tax credit carryforwards, which have no expiration dates, of approximately $0.5 million that are available to offset future regular tax liabilities. We also have general business tax credit carryforwards and foreign tax credit carryforwards for federal income tax purposes at December 31, 2012 of approximately $254,000 and $164,000, respectively that are available to reduce future federal income taxes, if any, and begin to expire in 2018.

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on Real Goods Solar’s establishment of a valuation allowance for all its net deferred tax assets at December 31, 2012, we established a valuation allowance, by charging loss from equity method investment, for our entire $1.6 million deferred tax asset related to our Tax Sharing Agreement with Real Goods Solar. See Note 3. Equity Method Investment and Receivable From Investee. We concluded that no other changes to our existing valuation allowances were necessary. We expect our net deferred tax assets, less the valuation allowances, at December 31, 2012 to be fully recoverable through the reversal of taxable temporary differences and normal business activities in future years.

No stock options were exercised during 2012. We realized $13,000 in tax write-offs recorded to additional paid-in capital as a result of the exercise of stock options for the year ended December 31, 2011. Also, we charged $0.9 million to additional paid-in capital during the year ended December 31, 2011 as a result of adjustments to a deferred tax liability caused by temporary changes in the financial statement carrying value of our investment in Real Goods Solar.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations. The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2008 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administration expenses, respectively.

13. Segment and Geographic Information

Segment Information

Real Goods Solar was deconsolidated on December 31, 2011, and, thus, the segment information below reports RSOL as an equity method investment for 2012 and as a consolidated subsidiary for 2011 and 2010. Since RSOL’s deconsolidation, we manage our business and aggregate our operational and financial information in accordance with two reportable segments. The direct to consumer segment contains direct response marketing program, catalog, Internet, retail store and subscription channels; and the business segment comprises retailer, media distribution, and corporate account channels.

Although we are able to track revenue by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for these three segments was as follows:

	Year Ended December 31,
(in thousands)	2012		2011		2010
Net revenue:
Direct to consumer	$72,293		$77,259		$99,706
Business	130,182		88,257		97,238

Net revenue excluding Solar (RSOL)	202,475		165,516		196,944
Solar	—		109,257		77,324

Consolidated net revenue	202,475		274,773		274,268
Contribution margin (loss):
Direct to consumer	(14,242	)(b)	(7,152)		(7,091)
Business	14,832		(21,859	)(a)	11,214

Contribution margin (loss) excluding Solar (RSOL)	590		(29,011)		4,123
Solar	—		(2,276)		2,021

Consolidated contribution margin (loss)	590		(31,287)		6,144
Reconciliation of contribution margin (loss) to net income (loss) attributable to Gaiam, Inc.:
Interest and other income (expense)	(432)		(90)		1,291
Loss from equity method investment in RSOL	(18,410)		—		—
Loss on deconsolidation of RSOL	—		(4,550)		—
Income tax expense (benefit)	(5,675)		(10,657)		2,366
Net (income) loss attributable to noncontrolling interest	(305)		398		(794)

Net income (loss) attributable to Gaiam, Inc.	$(12,882)		$(24,872)		$4,275

(a)	During 2011, we recognized a noncash goodwill impairment charge of $22.5 million in our business segment. See Note 6. Goodwill Impairment and Other General Expense.
(b)	Includes investment in our digital subscription businesses of $5.9 million.

The following is a reconciliation of reportable segments’ assets to our consolidated total assets. Other unallocated corporate amounts are comprised of cash, current and deferred income taxes, and property and equipment.

	As of December 31,
(in thousands)	2012	2011	2010
Total assets:
Direct to consumer	$33,622	$20,976	$23,604
Business	127,937	79,522	104,620
Solar (a)	—	—	47,599
Other unallocated corporate amounts	32,303	62,792	31,610

	$193,862	$163,290	$207,433

(a)	We restated total assets for Solar to reflect the correction of immaterial errors relating to Real Goods Solar’s 2008 income taxes. Solar’s total assets for 2010 were reduced by $364 thousand. See Note 10. Equity.

Major Customer

Sales to our largest customer accounted for approximately 14.8% of total net revenue during each of 2012 and 2011 and 13.0% of net revenue during 2010, and are reported in our business segment.

Geographic Information

We sell and distribute essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada, Mexico, Japan, Australia and the U.K., and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010
Revenue:
United States	$197,416	$269,823	$271,924
International	5,059	4,950	2,344

	$202,475	$274,773	$274,268

Long-Lived Assets:
United States	$42,347	$38,593	$43,611
International	626	370	718

	$42,973	$38,963	$44,329

	As of December 31,
(in thousands)	2012	2011	2010
Components of Long-Lived Assets (a):
Property and equipment, net	$23,998	$23,664	$27,861
Media Library, net	13,090	14,576	15,596
Other Intangibles, net	5,608	569	813
Other assets	277	154	59

	$42,973	$38,963	$44,329

(a)	Excludes other non-current assets (non-current deferred tax assets, net, goodwill, investments, notes receivable, and security deposits) of $24,481, $29,994, and $29,427 for 2012, 2011, and 2010, respectively. We restated the amount excluded for 2010 to reflect the correction of immaterial errors related to Real Goods Solar’s 2008 income taxes and, thus, the excluded amount for 2010 was reduced by $364 thousand. See Note 10. Equity.

14. Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited results of operations for each of the quarters in 2012 and 2011. Since RSOL was not deconsolidated until December 31, 2011, for better comparison purposes, we have presented the 2011 quarters both on a pro forma basis assuming RSOL instead had been deconsolidated on January 1, 2011 (RSOL Deconsolidated) and on a US GAAP basis with RSOL deconsolidated on December 31, 2011 (RSOL Consolidated). In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. Additionally, we have made pro forma adjustments based on currently available information, estimates and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this deconsolidation on our historical financial information.

	RSOL Deconsolidated
	Year 2012 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30 (a)	December 31
Net revenue	$47,333	$45,446	$42,983	$66,713
Gross profit	27,106	28,011	24,071	36,916
Loss from equity method investment	(696)	(944)	(15,940)	(830)
Income (loss) before income taxes and noncontrolling interests	(1,935)	(3,033)	(16,303)	3,019
Net income (loss)	(1,298)	(2,109)	(10,926)	1,756
Net income (loss) attributable to Gaiam, Inc.	(1,219)	(2,053)	(11,157)	1,547
Diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$(0.05)	$(0.09)	$(0.49)	$0.07
Weighted average shares outstanding-diluted	22,698	22,702	22,704	22,706

	RSOL Deconsolidated
	Year 2011 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (b)
Net revenue	$37,387	$30,755	$41,747	$55,627
Gross profit	20,831	17,242	24,061	26,867
Loss before income taxes and noncontrolling interests	(1,563)	(5,821)	(1,095)	(21,151)
Net loss	(964)	(3,994)	(890)	(20,834)
Net loss attributable to Gaiam, Inc.	(1,006)	(3,868)	(1,142)	(21,120)
Diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(0.04)	$(0.17)	$(0.05)	$(0.93)
Weighted average shares outstanding-diluted	23,301	23,314	23,205	22,691

	RSOL Consolidated
	Year 2011 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (b)
Net revenue	$54,812	$50,709	$73,333	$95,919
Gross profit	25,860	22,602	31,914	36,485
Loss before income taxes and noncontrolling interests	(1,509)	(7,113)	(1,655)	(25,650)
Net loss	(941)	(4,978)	(1,189)	(18,162)
Net loss attributable to Gaiam, Inc.	(1,000)	(4,141)	(1,229)	(18,502)
Diluted net loss per share attributable to Gaiam, Inc. common shareholders	$(0.04)	$(0.18)	$(0.05)	$(0.82)
Weighted average shares outstanding-diluted	23,301	23,314	23,205	22,691

(a)	During the quarter ended September 30, 2012, we recorded a noncash loss from our equity method investment in RSOL of $15.9 million and related income tax benefits of $5.7 million. See Note 3. Equity Method Investment and Receivable From Investee.
(b)	During the quarter ended December 31, 2011, we recorded a noncash, goodwill impairment charge of $22.5 million, a noncash loss on deconsolidation of subsidiary of $4.5 million, and an income tax benefit of $7.1 million related to the remeasurement to fair value of our equity method investment in Real Goods Solar. See Notes 3 and 6 to our consolidated financial statements for 2011.

GAIAM, INC.

Financial Statement Schedule II

Consolidated valuation and qualifying accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses or Revenue (a) (b)	Additions Charged to Participations Payable (b)	Deductions (c)	Balance at End of Year (a)
Allowance for Doubtful Accounts:
2012	$876	$623	$—	$809	$690
2011	$991	$545	$—	$660	$876
2010	$1,593	$175	$—	$777	$991
Allowance for Product Returns:
2012	$4,098	$40,528	$17,560	$46,770	$15,416
2011	$4,320	$26,595	$—	$26,817	$4,098
2010	$6,209	$23,757	$—	$25,646	$4,320

(a)	Includes reserves associated with acquired assets/companies.
(b)	For media distribution agent arrangements, the portions of the additions to the allowance for doubtful accounts and to the allowance for product returns that are recoupable by us from the studio or content producer are netted against the amount we owe to such studios and content producers in participations payable. The remainder is a reduction to our net revenue (agent fee).
(c)	The 2011 deduction amount for the allowance for doubtful accounts includes $0.5 million related to the deconsolidation of Real Goods Solar. See Note 3. Equity Method Investment and Receivable From Investee.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal accounting officer conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2012, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 30, 2013, to be filed with the Commission pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the corporate section of our Internet website at http://corporate.gaiam.com. Our full Board of Directors must approve in advance any waivers of the Code of Ethics. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Code of Ethics” section of our Internet website located at http://corporate.gaiam.com.

Item 11.	Executive Compensation

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 30, 2013, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 30, 2013, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 30, 2013, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 30, 2013, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules:

Schedule II Consolidated Valuation and Qualifying Accounts.

The consolidated financial statements of Real Goods Solar, Inc., a 37.5% owned equity method investee, required pursuant to Rule 3-09 of the Securities and Exchange Commission’s Regulation S-X will be filed when available by amendment to this Form 10-K on or before April 1, 2013. These financial statements will be audited as of December 31, 2012 and prepared in accordance with GAAP.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.2	First Amendment, dated March 9, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.3	Second Amendment, dated March 12, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333- 83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 and filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 and filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009 between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005 and filed August 9, 2005 (No. 000-27517)).

Exhibit No.	Description

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).*

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 and filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (filed herewith).

21.1	List of Gaiam, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Real Goods Solar, Inc. Audited Consolidated Financial Statements as of December 31, 2012 (to be filed by amendment).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer
March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chairman of the Board and Chairman	March 18, 2013

/s/ Lynn Powers Lynn Powers	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013

/s/ James Argyropoulos James Argyropoulos	Director	March 18, 2013

/s/ Barnet M. Feinblum Barnet M. Feinblum	Director	March 18, 2013

/s/ Barbara Mowry Barbara Mowry	Director	March 18, 2013

/s/ Paul H. Ray Paul H. Ray	Director	March 18, 2013

/s/ Paul Sutherland Paul Sutherland	Director	March 18, 2013

/s/ Stephen J. Thomas Stephen J. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.2	First Amendment, dated March 9, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.3	Second Amendment, dated March 12, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333- 83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed on November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 and filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 and filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

Exhibit No.	Description

10.10	Fourth Lease Amendment, dated October 7, 2009 between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005 and filed August 9, 2005 (No. 000-27517)).

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).*

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 and filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (filed herewith).

21.1	List of Gaiam, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Real Goods Solar, Inc. Audited Consolidated Financial Statements as of December 31, 2012 (to be filed by amendment).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit No.	Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.