Form 10-K/A
period 2012-12-31
GAIAM, INC
filed 2013-04-01
CIK 1089872

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2013 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

i

EXPLANATORY NOTE

Gaiam, Inc. (the “Corporation”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed on March 18, 2013 (the “Original Filing”), to amend Item 15 to include the separate financial statements of Real Goods Solar, Inc., a Colorado corporation and 37.5% owned equity method investee of the Corporation, as required under Rule 3-09 of Regulation S-X.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the unmodified and unupdated parts or exhibits of the Original Filing are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Corporation has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Corporation’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

The consolidated financial statements required to be filed as part of the Original Filing are included in Item 8 of Part II of the Original Filing, filed on March 18, 2013.

2.	Financial Statement Schedules:

Schedule II Consolidated Valuation and Qualifying Accounts are included with the Original Filing, filed on March 18, 2013.

The consolidated financial statements as of December 31, 2012 of Real Goods Solar, Inc., a 37.5% owned equity method investee, required pursuant to Rule 3-09 of Regulation S-X are included in this Form 10-K/A.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.2	First Amendment, dated March 9, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.3	Second Amendment, dated March 12, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333-83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 and filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

Exhibit No.	Description

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 and filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009 between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005 and filed August 9, 2005 (No. 000-27517)).

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).*

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 and filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and filed November 9, 2011 (No. 000-27517)).

Exhibit No.	Description

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

21.1	List of Gaiam, Inc. Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

23.1	Consent letter from EKS&H LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Audited Financial Statements for the year ended December 31, 2012 of Real Goods Solar, Inc. (filed herewith).

101.INS**	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.SCH**	XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.LAB**	XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer
April 1, 2013

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.2	First Amendment, dated March 9, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.3	Second Amendment, dated March 12, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333- 83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed on November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 and filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 and filed March 12, 2003 (No. 000-27517)).

Exhibit No.	Description

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009 between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005 and filed August 9, 2005 (No. 000-27517)).

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).*

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 and filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

21.1	List of Gaiam, Inc. Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

23.1	Consent letter from EKS&H LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

Exhibit No.	Description

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Audited Financial Statements for the year ended December 31, 2012 of Real Goods Solar, Inc. (filed herewith).

101.INS**	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.SCH**	XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.LAB**	XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.