Form 10-K/A
period 2012-12-31
GAIAM, INC
filed 2013-04-30
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

None.

GAIAM, INC.

EXPLANATORY NOTE

Gaiam, Inc. (the “Corporation”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed on March 18, 2013 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A, which was filed on April 1, 2013 and amended Item 15 to include the separate financial statements of Real Goods Solar, Inc., a Colorado corporation and 37.5% owned equity method investee of the Corporation, as required under Rule 3-09 of Regulation S-X (“Amendment No. 1”), solely to (a) delete the reference to Part III in the Documents Incorporated by Reference section on the cover page, (b) to furnish the information required under Part III, Item 10 through Item 14 and (c) to update Item 15 to reflect the exhibits filed with this Amendment.

Other than as set forth herein, this Amendment does not modify or update the Original Filing or Amendment No. 1 in any way, and the unmodified and unupdated parts or exhibits of the Original Filing and Amendment No. 1 are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Corporation has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Corporation’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in the Original Filing. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, ecommerce trends, future internet related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this Amendment. These forward-looking statements speak only as of the date of this Amendment and we undertake no obligation to update any forward-looking information. You should read the discussion and analysis contained in this Amendment in conjunction with the risk factors, consolidated financial statements and related notes included with the Original Filing.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth the names and ages of our current directors:

Name	Age	Position
Jirka Rysavy	58	Director and Chairman
Lynn Powers	63	Director and Chief Executive Officer
James Argyropoulos	68	Director
Barnet M. Feinblum	65	Director
Barbara Mowry	65	Director
Paul H. Ray	73	Director
Paul Sutherland	58	Director

Each director serves for a one-year term. Biographical information for each director, including the years in which they began serving as directors and their positions with Gaiam, are set forth below.

Jirka Rysavy—age 58—Founder and Chairman. He has been Chairman since our inception and served as our full-time Chief Executive Officer from December 1998 to March 2009. In 1986, Mr. Rysavy founded Corporate Express, Inc., which, under his leadership, grew to become a Fortune 500 company supplying office and computer products and services. He was its Chairman and Chief Executive Officer until 1998. Mr. Rysavy also founded and served as Chairman and Chief Executive Officer of Crystal Market, a health foods market, which was sold in 1987 to become the concept and first Wild Oats Markets store. Mr. Rysavy is also a director of Real Goods Solar, Inc., an entity Gaiam founded in 1999 and of which Gaiam owns approximately 37.6% of the issued and outstanding capital stock.

The board believes that Mr. Rysavy brings to the board significant senior leadership, strategic focus, business development, sales and marketing and international experience from his past business experience in senior management roles and as a founder of several successful businesses.

Lynn Powers—age 63—Chief Executive Officer and a director. Ms. Powers has been a director since February 1996 and our Chief Executive Officer since March 2009. She served as our President from February 1996 until November 2010. From February 1996 until September 2001, she was our Chief Operating Officer, and from September 2001 until March 2009 she was our Chief Executive Officer of North American operations. From 1992 to 1996, she was Chief Executive Officer of La Scelta, an importer of natural fiber clothing products. Before that, Ms. Powers was Senior Vice President Marketing/Strategic Development and Vice President Merchandising of Miller’s Outpost, a specialty retailer.

As our Chief Executive Officer and former President, the board believes that Ms. Powers brings to the board significant senior leadership, management, operational, financial, and brand management experience.

James Argyropoulos—age 68—Director since May 2002. Mr. Argyropoulos has been primarily engaged as a private investor over the last fifteen years. In 1972, Mr. Argyropoulos founded, and thereafter served as Chairman and Chief Executive Officer of, The Cherokee Group Inc., a shoe manufacturing and apparel business.

The board believes that Mr. Argyropoulos brings to the board significant senior leadership, management, financial, and brand management experience from his past business experience with The Cherokee Group and other companies.

Barnet M. Feinblum—age 65—Director since October 1999. Mr. Feinblum has been co-managing director of Greenmont Capital Partners I, LLP, a private equity fund, since 2006. In 2009, Mr. Feinblum founded Alfalfa’s Market, and serves as its director, Treasurer, Secretary and Vice President. From 2007 to 2008, Mr. Feinblum was the Chairman of Organic Vintners, a marketer of organic wines, and prior to becoming Chairman, served as President and Chief Executive Officer of Organic Vintners starting in 2001, when Mr. Feinblum founded the company. Mr. Feinblum was the President, Chief Executive Officer and director of Horizon Organic Dairy from May 1995 to January 2000. From July 1993 through March 1995, Mr. Feinblum was the President of Natural Venture Partners, a private investment company. From August 1976 until August 1993, Mr. Feinblum held various positions at Celestial Seasonings, Inc., including President, Chief Executive Officer, and Chairman of the Board. Mr. Feinblum was also a director of Seventh Generation, Inc.

The board believes that Mr. Feinblum brings to the board senior leadership, financial and accounting, strategic, and marketing expertise from his current position and his past business endeavors, including Organic Vintners, Alfalfa’s Market, Horizon Organic Dairy and Celestial Seasonings.

Barbara Mowry—age 65—Director since October 1999. Ms. Mowry has been an independent business consultant since March 2011. From January 2010 to February 2011 she served as Senior Vice President of Data Integration for Oracle Corporation, a provider of business hardware and software systems. From 2003 to December 2011, Ms. Mowry was the Chief Executive Officer of Silver Creek Systems, a provider of enterprise data usability software, until the company was acquired by Oracle Corporation. Mr. Mowry’s prior experiences include serving as: the President and Chief Executive Officer of Requisite Technology, a business-to-business e-commerce company specializing in the creation and management of electronic content and catalogs; an officer of Telecommunications, Inc., a cable television company; and an officer of UAL, Inc., an airline, from 1983 to 1990. Ms. Mowry also serves as a director of Real Goods Solar.

The board believes that Ms. Mowry brings to the board expertise in corporate leadership, financial management and Internet technology from her current position as a business consultant and her past positions with software companies and in corporate management.

Paul H. Ray—age 73—Director since October 1999. Since 2000, Mr. Ray has been a Founding Partner of Integral Partnerships LLC, a consulting firm specializing in Cultural Creative topics. From 1986 until 2000, he was Executive Vice President of American LIVES, Inc., a market research and opinion-polling firm. Prior to joining American LIVES, Mr. Ray was Chief of Policy Research on Energy Conservation at the Department of Energy, Mines and Resources of the Government of Canada from 1981 to 1983. From 1973 to 1981, Mr. Ray was Associate Professor of Urban Planning at the University of Michigan. He is the author of “The Integral Culture Survey,” which first identified the Cultural Creatives subculture.

The board believes that Mr. Ray brings to the board significant global experience and research knowledge of our core customers based on his past consulting and research efforts.

Paul Sutherland—age 58—Director since June 2012. Mr. Sutherland has worked in the investment and financial advisory business since 1975. He is founder and President of Financial & Investment Management Group, Ltd. (“FIMgroup”), a registered investment adviser that manages investment portfolios on a discretionary basis for individuals, trusts, foundations and retirement plans that he founded in 1984. As the Chief Investment Officer for FIMgroup, he has been managing values driven, sustainably oriented, global total return, growth and income investment portfolios for more than 25 years. FIMgroup is the beneficial owner of approximately 10.69% of our outstanding shares of Class A Common Stock. Mr. Sutherland served on the board of directors of the Utopia Funds, a registered investment company, between December 2005 and March 2009. Mr. Sutherland is Chairman and a founding board member of the Utopia Foundation and is author of various books including Virtues of Wealth and the AMA guide to Financial Planning. Mr. Sutherland is also owner of Spirituality and Health Media LLC, the publisher of Spirituality & Health magazine, and Yen Yoga and Fitness LLC, the largest yoga, spinning and fitness studio in northern Michigan.

In addition to Mr. Sutherland’s significant senior leadership, global investment, business, entrepreneurial and financial experience, the board believes that he would bring to the board a broad understanding of the business aspects of the sustainable health and wellbeing movement and market in which Gaiam operates.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of our current executive officers:

Name	Age	Position
Jirka Rysavy	58	Chairman and a Director
Lynn Powers	63	Chief Executive Officer and a Director
William Sondheim	51	President
John Jackson	55	Vice President of Corporate Development and Secretary
Stephen J. Thomas	49	Chief Financial Officer and Vice President

Our executive officers are elected annually by our board of directors. Mr. Rysavy and Ms. Powers have been employed by our company for more than the past five years. Biographical information about Mr. Rysavy and Ms. Powers is included herein under the heading “DIRECTORS”.

William Sondheim—age 51—Mr. Sondheim was appointed Gaiam’s President in November 2010. He previously served as Gaiam’s President of Entertainment and Worldwide Distribution since joining Gaiam in April 2007. From 2005 until 2007, Mr. Sondheim was in charge of Global Dual Disc music format for Sony BMG, a recorded music company. Prior to 2005, Mr. Sondheim served as President of Retail at GoodTimes Entertainment, a home video company, and President of PolyGram Video at PolyGram Filmed Entertainment, a video distributor.

John Jackson—age 55—Mr. Jackson has served as Gaiam’s Vice President of Corporate Development since June 2006 and was appointed Secretary in March 2007. Prior to joining Gaiam, Mr. Jackson served as the Chief Executive Officer for Alliance Management, LLC, a firm that he founded in 1999 that provided strategic alliance advisory services to domestic and international middle market business concerns.

Stephen J. Thomas—age 49—Mr. Thomas became Gaiam’s Chief Financial Officer in November 2010. He previously served as Gaiam’s Chief Accounting Officer from November 2009 until November 2010 and as Controller of Gaiam from August 2006 until November 2009. From 2005 until 2006, Mr. Thomas was Chief Financial Officer of Digitally Unique Corporation, an online retailer of consumer electronics, and from 2003 until 2005 Mr. Thomas was Controller of American Coin Merchandising, Inc., a public company acquired by Coinstar in 2004 for approximately $235 million. Mr. Thomas has held numerous financial and accounting positions throughout his career that began with Arthur Andersen LLP in 1986.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission reports of ownership and changes in ownership of our Class A Common Stock and other equity securities of our company. Our directors, officers and 10% holders are required by Securities and Exchange Commission regulations to furnish us with copies of all of the Section 16(a) reports they file.

Based solely upon a review of the copies of the forms furnished to us and the representations made by the reporting persons to us, the following persons failed to file on a timely basis the following reports required by Section 16(a): John R. Jackson filed a late report related to the modification of two stock option awards, Stephen J. Thomas filed a late report related to the modification of one stock option award, and Lynn Powers filed a late report related to the modification of one stock option award.

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

AUDIT COMMITTEE

Our board of directors has a separately-designated standing audit committee. We have adopted a written charter for the audit committee, which can be found in the investors’ section of our website at: www.gaiam.com. Our audit committee consists of Messrs. Feinblum and Argyropoulos and Ms. Mowry, and each member of the audit committee is independent within the meaning of rules of the NASDAQ Global Market. Mr. Feinblum serves as chairperson of the audit committee and our board has determined that he is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is responsible for the appointment, compensation and oversight of our auditor and for approval of any non-audit services provided by the auditor. Our audit committee also oversees (a) management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and disclosure practices; (b) management’s establishment and maintenance of processes to assure that an adequate system of internal control over financial reporting is functioning; and (c) management’s establishment and maintenance of processes to assure our compliance with all laws, regulations and company policies relating to financial reporting.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Our Compensation Program and Philosophy

Our compensation program is intended to meet three principal objectives: (1) attract, reward and retain qualified, energetic officers and other key employees; (2) motivate these individuals to achieve short-term and long-term corporate goals that enhance shareholder value; and (3) support our corporate values by promoting internal equity and external competitiveness.

Our corporate values: personal development, health and wellness, and social and environmental responsibility.

Our executive compensation program is overseen and administered by the compensation committee of our board of directors, which is comprised entirely of independent directors as determined in accordance with various NASDAQ, Securities and Exchange

Commission and Internal Revenue Code rules. Our compensation committee operates under a written charter adopted by our board and is empowered to review and approve the annual compensation for our current executive officers: Mr. Rysavy, Ms. Powers, Mr. Sondheim, Mr. Jackson, and Mr. Thomas. A copy of the charter is available in the investors’ section of our website at: www.gaiam.com.

The principal objectives that guide our compensation committee in assessing our executive and other compensation programs include the proper allocation between long-term compensation, current cash compensation, and short-term bonus compensation. Other considerations include our business objectives, our fiduciary and corporate responsibilities (including internal considerations of fairness and affordability), competitive practices and trends, general economic conditions and regulatory requirements.

In determining the particular elements of compensation that will be used to implement our overall compensation objectives, our compensation committee takes into consideration a number of factors related to our performance, such as our earnings per share, profitability, revenue growth, and business-unit-specific operational and financial performance, as well as the competitive environment for our business. Stock price performance has not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of our control. Our compensation committee may, when appropriate as determined on an annual basis, identify individual performance goals for executive and other officers, which goals may play a significant role in determining such officer’s incentive compensation for that year and which may be taken into consideration in setting base salary for the next year.

From time to time, our compensation committee meets with our Chairman, Jirka Rysavy, and our Chief Executive Officer, Lynn Powers, and/or other executives to obtain recommendations with respect to our compensation programs, practices and packages for executives, other employees and directors. Our management makes recommendations to our compensation committee on the base salary, bonus targets and equity compensation for the executive team and other employees. Our compensation committee considers, but is not bound by and does not always accept, management’s recommendations with respect to executive compensation.

Our compensation committee has also in the past received input from an independent compensation consultant prior to finalizing determinations on material aspects of our compensation programs, practices and packages, and it expects to do so again from time to time.

Mr. Rysavy attends some of our compensation committee’s meetings, but our compensation committee also holds executive sessions not attended by any members of management or non-independent directors. Our compensation committee discusses Mr. Rysavy’s and Ms. Powers’ compensation packages with each of them, but makes decisions with respect to their compensation without them present. Our compensation committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees. Our compensation committee has delegated to the administrative committee of our board of directors, comprised of Mr. Rysavy and Ms. Powers, the authority to grant long-term incentive awards to employees at or below the level of vice president under guidelines set by our compensation committee.

Elements of Our Compensation Program

Our compensation committee believes that compensation paid to executive officers and other members of our senior management should be closely aligned with our performance on both a short-term and a long-term basis, and that such compensation should assist us in attracting and retaining talented persons who are committed to our mission and critical to our long-term success. To that end, our compensation committee believes that the compensation packages for executive officers should consist of three principal components:

•

Base Salary. Base salaries for executive officers are reviewed on an annual basis and at the time of promotion or other change in responsibilities. Starting salary levels and increases in salary are based on subjective evaluation of such factors as the level of responsibility, individual performance, market value of the officer’s skill set, and relative salary differences within our company for different job levels. Consideration of the same factors, and general economic conditions, may also result in the reduction of an officer’s base salary.

•

Annual Incentive Bonus. Annual incentive bonuses are awarded in the discretion of our compensation committee and generally granted based on a percentage of each executive officer’s base salary. Our executive officers’ annual incentive bonus potentials are expected to range from approximately 30% to 100% of each executive officer’s base salary, depending upon his or her position. After the end of the year, our compensation committee reviews our business unit and overall financial performance and each executive officer’s individual performance in determining whether such executive officer should be awarded a bonus.

•

Long-Term Incentive Compensation. We may grant long-term, performance-based compensation to executive officers and other employees in the form of stock option awards granted pursuant to our 2009 Long-Term Incentive Plan.

Our compensation committee believes in the importance of equity ownership for all executive officers and a broader-based segment of our work force, for purposes of economic incentive, key employee retention and alignment of employees’ interests with those of shareholders. Our compensation committee believes that both our 1999 Long-Term Incentive Plan and our 2009 Long-Term Incentive Plan provide valuable flexibility to achieve a balance between providing equity-based compensation for employees and creating and maintaining long-term shareholder value. At the time of the potential hire of an executive officer candidate, our compensation committee will make its determination regarding long-term incentive compensation awards based upon prevailing compensation levels in the market for the individual’s position. Thereafter, such determinations will be based upon the executive officer’s past and expected future contributions to our business.

Stock option grants are typically made when a new executive officer is hired, and in determining the size of stock option grants, our compensation committee bases its determinations on such subjective considerations as the individual’s position within management, experience, market value of the executive’s skill set, and historical grant amounts to similarly positioned executives of our company. Our policy is that the exercise price of an option grant shall be equal to or greater than the closing price of the Class A Common Stock on the date of grant and, accordingly, will have value only if the market price of the Class A Common Stock increases after that date. The stock options granted pursuant to both the 1999 Long-Term Incentive Plan and 2009 Long-Term Incentive Plan generally vest at 2% per month during the 11th through 60th month after grant. We did not grant any stock options to executive officers in 2012.

We have selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of our compensation policy. For instance, base salary and bonus target percentages are set with the goal of attracting employees and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform, while our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent. We believe that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation program.

Our compensation committee reviews our compensation program on an annual basis. In setting compensation levels for a particular executive, our compensation committee takes into consideration the proposed compensation package as a whole and each element individually, but does not apply any specific formula in doing so. While the importance of one compensation element to another may vary among executive officers, our compensation committee attempts to correlate the overall compensation package to each executive officer’s past and expected future contributions to our business. In 2012, the executive bonus program placed an emphasis on successfully completing the acquisition of Vivendi Entertainment, integrating that business into our existing business structure, and achieving specified Company operating results during the 2012 fiscal year. We currently do not have any employment or severance agreements with our executive officers.

Consideration of Say-on-Pay Vote Results

At the 2011 annual meeting of shareholders, our shareholders approved, on an advisory basis, the compensation of our named executive officers, as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission. Our compensation committee reviewed and considered the final vote results for that resolution, and we have not made any changes to our executive compensation policies or decisions as a result of the vote. Further, at the 2011 annual meeting of shareholders, an overwhelming number of our shareholders voted, on an advisory basis, for holding an advisory vote to approve named executive officer compensation every three years. That was also our board of directors’ recommendation on that matter for the 2011 annual meeting. Accordingly, our board of directors has determined that Gaiam will hold the next advisory vote to approve named executive officer compensation in 2014.

Risk Assessments

With respect to risk related to compensation matters, our compensation committee considers, in establishing and reviewing our executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Our executive officers’ base salaries are fixed in amount and thus do not encourage risk-taking. Bonuses are capped and are tied to overall business unit and corporate performance. A portion of compensation provided to the executive officers has in the past been in the form of stock options that are important to help further align executives’ interests with those of our shareholders. Our compensation committee believes that these awards do not encourage unnecessary or excessive risk-taking, as the value of the stock options fluctuate dollar for dollar with our stock price and do not represent significant downward/upward risk and reward. We did not grant any stock options to our executive officers in 2012.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for each of the last three years for our named executive officers.

Name and Principal Position	Year	Salary (3)	Bonus (3)	Option Awards (4)	All Other Compensation (5)	Total
Jirka Rysavy	2012	$60,000	—	—	—	$60,000
Chairman and Director	2011	$47,585	—	—	—	$47,585
	2010	$233,051	—	—	—	$233,051
Lynn Powers (1)	2012	$407,890	$329,600	$78,963	$41,115	$857,568
Chief Executive Officer	2011	$380,137	—	$503,469	$1,500	$885,106
and Director	2010	$343,753	$100,000	$93,077	$1,500	$538,330
William Sondheim (2)	2012	$407,890	$329,600	—	$1,500	$738,990
President	2011	$380,137	$42,500	—	$1,500	$424,137
	2010	$343,753	$185,000	—	$1,500	$530,253
John Jackson	2012	$291,575	$236,000	$34,217	$28,365	$590,158
Vice President of Corporate	2011	$279,041	—	—	—	$279,041
Development and Secretary	2010	$266,877	$50,000	$63,895	—	$380,772
Stephen J. Thomas (2)	2012	$239,726	$200,000	$6,009	$24,038	$469,773
Chief Financial Officer and	2011	$212,055	—	—	—	$212,055
Vice President	2010	$186,932	$50,000	$139,177	—	$376,109

(1)	Ms. Powers has served as Chief Executive Officer since March 2009 and served as President from February 1996 to November 2010.
(2)	Mr. Thomas became Chief Financial Officer and Mr. Sondheim became President in November 2010.
(3)	The Salary and Bonus columns represent amounts when earned and, because of the timing of payments, do not represent amounts paid during each presented year. The annual salary for each named executive officer as of December 31, 2012 was $60,000 for Mr. Rysavy; $412,000 for each of Ms. Powers and Mr. Sondheim; $295,000 for Mr. Jackson; and $250,000 for Mr. Thomas. Commencing in 2011, Mr. Rysavy voluntarily requested that his salary rate be reduced to reflect the decrease in his time devoted to our business. Bonuses are generally given at the discretion of our board of directors’ compensation committee and are typically paid between February and June of the year following the year earned. Mr. Rysavy has requested that he not be given any bonuses. For Mr. Sondheim, $42,500 and $85,000 of his yearly bonuses were guaranteed and paid quarterly during 2011 and 2010, respectively.
(4)	The amounts in the Option Awards column reflect the grant date fair value of awards given to Ms. Powers during 2011 and to Mr. Jackson and Mr. Thomas during 2010, and the incremental fair value of options modified in 2012 for Ms. Powers, Mr. Jackson and Mr. Thomas, and in 2010 for Ms. Powers, the fair values of which were computed in accordance with FASB ASC Topic 718. Mr. Rysavy has requested that he not be granted any options. In November 2010, the expiration date for certain options awards granted to Ms. Powers was extended to March 31, 2012. In March 2012, for all employee grants that were scheduled to expire within the next two years, we extended the expiration dates by two years. As a result of these grant modifications, the expiration dates for Ms. Powers’ grant that was to expire on March 31, 2012, as well as certain option awards granted to Mr. Jackson and Mr. Thomas, were each extended by two years. These awards were issued pursuant to our 2009 and 1999 Long-Term Incentive Plans. Assumptions used in the calculation of the amounts are included in footnote 11 to our audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.
(5)	All Other Compensation includes for 2012 the cash payout of accrued paid time off balances as of December 31, 2012 for Ms. Powers, Mr. Jackson and Mr. Thomas, and also for each of Ms. Powers and Mr. Sondheim includes $1,500 of 401(k) company match given during each of the years presented in the Summary Compensation Table.

GRANTS OF PLAN-BASED AWARDS

No options were granted to our executive officers named above in the Summary Compensation Table during the year ended December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table includes certain information as of December 31, 2012 with respect to unexercised options previously awarded to our executive officers named above in the Summary Compensation Table.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price (1)(2)	Option Expiration Date (1)(3)
Name	Exercisable (1)	Unexercisable (1)
Lynn Powers	200,000	—	$5.30	3/31/14
	39,000	11,000	$5.00	11/13/15
	36,000	164,000	$5.31	5/12/21
William Sondheim	75,000	—	$5.00	5/4/14
	19,500	5,500	$5.00	11/13/15
John Jackson	35,000	—	$5.00	6/26/15
	20,000	—	$5.00	9/14/15
	6,000	14,000	$7.18	11/18/17
Stephen J. Thomas	10,000	—	$5.00	12/13/15
	4,400	600	$5.00	6/3/15
	3,900	1,100	$5.00	11/13/15
	9,200	10,800	$7.65	3/4/17
	6,000	14,000	$7.18	11/18/17

(1)	This table reflects the status of option awards granted pursuant to our 2009 and 1999 Long-Term Incentive Plans as of December 31, 2012. The options vest and become exercisable at 2% per month over the 50 months beginning in the 11th month after date of grant. The exercise price of the options is equal to or greater than the closing stock market price of our Class A Common Stock on the date of grant. Options granted prior to 2011 expire seven years from date of grant and options granted during 2011 and thereafter expire ten years from the date of grant. For further information, see footnote 11 to our audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.
(2)	During 2009, certain option awards originally granted prior to 2009 for Messrs. Sondheim, Jackson and Thomas were repriced to $5.00 per share.
(3)	In March 2012, for all employee grants that were scheduled to expire within the next two years, we extended the expiration dates by two years. As a result of these grant modifications, the option expiration date of option awards granted (a) to Ms. Powers that were scheduled to expire on March 31, 2012, (b) to Mr. Jackson that were scheduled to expire on June 26, 2013 and September 14, 2013, and (c) to Mr. Thomas that was scheduled to expire on December 13, 2013, were each extended by two years.

OPTION EXERCISES AND STOCK VESTED TABLE

No options were exercised by our executive officers named above in the Summary Compensation Table during the year ended December 31, 2012.

GENERALLY AVAILABLE BENEFIT PROGRAMS.

We maintain a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Our executive officers are eligible to participate in the 401(k) Plan on the same basis as other employees. On April 1, 2007, we started making matching contributions to the 401(k) Plan. As of that date, under the 401(k) Plan, all of our employees are eligible to receive matching contributions from us, and this matching contribution equals $0.50 for each dollar contributed by an employee up to a maximum annual matching benefit of $1,500 per person. The matching contribution is calculated and paid on a payroll-by-payroll basis subject to applicable Federal limits. We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees other than our 401(k) Plan described herein.

In 2012, our executive officers were eligible to receive the same health care coverage that is generally available to other of our employees. We also offered a number of other benefits to our named executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefits programs included medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs (including chiropractic, massage therapy, acupuncture, and fitness classes), relocation/expatriate programs and services, educational assistance, and certain other benefits.

Our compensation committee believes that our 401(k) Plan and the other generally available benefit programs allow us to remain competitive for employee talent, and that the availability of the benefit programs generally enhances employee productivity and loyalty to us. The main objectives of our benefits programs are to give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving retirement financial goals, and enhanced health and productivity, in full compliance with applicable legal requirements. Typically, these generally available benefits do not specifically factor into decisions regarding an individual executive officer’s total compensation or Long-Term Incentive Plan award package.

STOCK OPTION GRANT TIMING PRACTICES

During 2012, our compensation committee and our board consistently applied the following guidelines for stock option grant timing practices.

•

New Employees: stock option grants to new hires are effective on the first day of the new employee’s employment with us or upon approval by our compensation committee, and the exercise price for the options is set at the closing price of our Class A Common Stock on that date.

•

Existing Employees: stock option grants to existing employees are effective on the date that our compensation committee approves the grant, and the exercise price for the options is set at or above the closing price of our Class A Common Stock on that date.

COMPENSATION OF MR. RYSAVY

During 2011 and 2012, the board approved annual base salary for Mr. Rysavy was $400,000 and $412,000, respectively; however, he voluntarily requested that his salary rate be reduced to reflect the decrease in his time devoted to our business. As a result, Mr. Rysavy received an aggregate salary of $47,585 during 2011 and $60,000 during 2012. Mr. Rysavy served as our Chief Executive Officer until March 2009. He continues to serves as our Chairman and is our largest shareholder. At Mr. Rysavy’s request, he has not been given any bonuses in recent years or awarded any stock options in the last ten years. Our compensation committee and our board of directors strongly believe that Mr. Rysavy’s salary and overall compensation level are modest given the importance of Mr. Rysavy to our future, his previous experience and business accomplishments and the market value of his skill set as an executive.

EMPLOYMENT CONTRACTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

We do not have employment agreements with any of our executive officers, and we do not have change of control agreements with any of our executive officers. Our directors, officers, and managers are required to sign a confidentiality agreement and, upon receiving a stock option grant, a two-year non-compete agreement commencing with the date they leave our company.

ACCOUNTING AND TAX CONSIDERATIONS

In designing our compensation programs, we take into consideration the accounting and tax effect that each element will or may have on us and the executive officers and other employees as a group. We aim to keep the expense related to our compensation programs as a whole within certain affordability levels. When determining how to apportion between differing elements of compensation, our goal is to meet our objectives while maintaining relative cost neutrality. For instance, if we increase benefits under one program resulting in higher compensation expense, we may seek to decrease costs under another program in order to avoid a compensation expense that is above the level then deemed affordable under existing circumstances. We recognize a charge to earnings for accounting purposes equally from the grant date until the end of the vesting period.

We believe we have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m), a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. We do not believe we have individuals with non-performance based compensation paid in excess of the Section 162(m) tax deduction limit.

DIRECTOR COMPENSATION TABLE

The following table provides compensation information for the one year period ended December 31, 2012 for each non-employee member of our board of directors:

Name	Fees Earned or Paid in Cash (2)	Stock Awards (1)(2)(3)	Option Awards (4)	Total
James Argyropoulos	—	$51,750	—	$51,750
Barnet M. Feinblum	$13,500	$25,250	—	$38,750
Barbara Mowry	$52,250	$6,750	—	$59,000
Paul H. Ray	$29,250	—	—	$29,250
Paul Sutherland	—	$29,000	—	$29,000

(1)	Amounts in the Stock Awards column reflect the aggregate grant date fair value of awards granted during 2012 and have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of grant date fair values of awards for the year ended December 31, 2012 are included in footnote 11 to our audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.
(2)	Amounts in the Fees Earned or Paid in Cash and Stock Awards columns include fees for services rendered during 2012, some of which were not administratively paid or issued until 2013.
(3)	On March 31, 2012, Mr. Argyropoulos, Mr. Feinblum and Ms. Mowry received stock awards with grant date fair values of $6,750, $6,500 and $6,750, respectively. On June 30, 2012, Mr. Argyropoulos and Mr. Feinblum received stock awards with grant date fair values of $15,000 and $10,250, respectively. On September 30, 2012, Mr. Argyropoulos, Mr. Feinblum and Mr. Sutherland received stock awards with grant date fair values of $4,000, $2,000 and $2,000, respectively. On December 31, 2012, Mr. Argyropoulos, Mr. Feinblum and Mr. Sutherland received stock awards with grant date fair values of $26,000, $6,500 and $27,000, respectively. Such awards represent 2012 compensation, in lieu of cash, for services as directors.
(4)	At year end, each of Mr. Argyropoulos, Mr. Feinblum, and Mr. Ray had 35,000 outstanding option awards, of which 32,500 were exercisable, and the aggregated grant date fair value of each director’s awards was $144,097. Also at year end, Ms. Mowry had 20,000 outstanding option awards, of which 17,500 were exercisable, and the aggregated grant date fair value of the awards was $98,745. Mr. Sutherland does not have any outstanding option awards at year end.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2012, our compensation committee was comprised of Ms. Mowry (chairperson) and Messrs. Ray and Argyropoulos. None of the members of our compensation committee has at any time been an officer or employee or our company or has any interlocking relationships that are subject to disclosure under the rules of the Securities and Exchange Commission relating to compensation committees.

COMPENSATION COMMITTEE REPORT

Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2012. Based on the review and discussions, our compensation committee recommended to the board, and the board has approved, that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the fiscal year ended December 31, 2012. This report is submitted by our compensation committee.

Compensation Committee Barbara Mowry, Chairperson James Argyropoulos Paul H. Ray

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that the information be treated as “soliciting material” or specifically incorporate it by reference into a document filed under the Securities Act of 1933, as Amended (the “Securities Act”) or the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION AT FISCAL YEAR-END

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

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 15, 2013 (except as noted) for (i) each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our Class A Common Stock or Class B Common Stock, (ii) each director, (iii) each executive officer named above in the Summary Compensation Table, and (iv) all current directors and executive officers as a group. We have based our calculation of the percentage of beneficial ownership on 17,340, 345 shares of our Class A Common Stock and 5,400,000 shares of our Class B Common Stock outstanding on April 15, 2013.

Title of Class of Common Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Class A	Prentice Capital Management, LP (2)	2,578,028	14.88%
	Financial & Investment Management Group, Ltd (3)	1,853,325	10.69%
	Ariel Investments, LLC (4)	1,823,682	10.52%
	Columbia Wanger Asset Management, LLC (5)	1,487,595	8.58%
	FMR, LLC (6)	1,392,888	8.04%
	Mazama Capital Management, Inc. (7)	1,361,000	7.85%
	Royce & Associates, LLC (8)	978,004	5.64%
	Mill Road Capital II, L.P. (9)	993,017	5.73%
	Jirka Rysavy (10)	6,068,682	26.69%
	Lynn Powers (11)	529,000	3.00%
	William Sondheim (12)	97,500	*
	John Jackson (13)	64,121	*
	Stephen Thomas (14)	39,500	*
	James Argyropoulos (15)	503,608	2.90%
	Barnet M. Feinblum (16)	90,699	*
	Barbara Mowry (17)	74,259	*
	Paul H. Ray (18)	41,121	*
	Paul Sutherland (3)	1,853,325	10.69%
	All directors and officers as a group (10 persons)	9,361,815	40.06%
Class B	Jirka Rysavy	5,400,000	100.0%
	All directors and officers as a group (10 persons)	5,400,000	100.0%

*	Indicates less than one percent ownership.
(1)	This table is based upon information supplied by officers, directors and principal shareholders directly to us or on Schedules 13D and 13G and Forms 3, 4 and 5 filed with the Securities and Exchange Commission. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted. Share amounts and percent of class include stock options exercisable and restricted stock vesting within 60 days after April 15, 2013 except as noted.
(2)	According to a report on Schedule 13D/A filed with the Securities and Exchange Commission on June 8, 2012 by Prentice Capital Management, LP and Michael Zimmerman. According to the filing, the securities consist of (a) 2,566,323 shares of our Class A Common Stock directly held by investment funds and in investment accounts managed by Prentice Capital Management, LP over which Prentice Capital Management, LP and Michael Zimmerman share voting and dispositive power; and (b) 11,705 shares of our Class A Common Stock directly held by The Michael & Holly Zimmerman Family Foundation, Inc. over which Michael Zimmerman shares voting and dispositive power. Prentice Capital Management, LP and Michael Zimmerman disclaim beneficial ownership over the securities. The address for Prentice Capital Management, LP and Mr. Zimmerman is 33 Benedict Place, 2nd Floor, Greenwich, CT 06830.

(3)	Based on information received from FIMgroup and Mr. Sutherland about their beneficial ownership of shares of our Class A Common Stock as of April 15, 2013. The securities consist of (a) 1,829,348 shares of our Class A Common Stock beneficially owned by FIMgroup in its capacity as investment adviser to its clients; (b) 5,900 shares of our Class A Common Stock directly owned by FIMgroup; (c) 4,000 shares of our Class A Common Stock directly owned by FIMgroup’s 401(k) plan; and (d) 14,077 shares of our Class A Common Stock directly owned by Mr. Sutherland. According to a report on Schedule 13G filed with the Securities and Exchange Commission on March 21, 2013, FIMgroup is an investment adviser and shares voting and dispositive power over the securities beneficially owned with its clients. Mr. Sutherland, in his capacity as an officer of FIMgroup, has shared voting and shared dispositive control over the securities beneficially owned by FIMgroup. FIMgroup and Mr. Sutherland disclaim beneficial ownership of the shares of Class A Common Stock not directly owned by them, respectively. The address for FIMgroup and Mr. Sutherland is 111 Cass St., Traverse City, MI 49684.
(4)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on April 10, 2013, Ariel Investments, LLC is an investment adviser. Ariel Investments, LLC has sole voting power over 901,942 of the securities and no voting power over the balance of the securities. The address for Ariel Investments, LLC is 200 E. Randolph Drive, Suite 2900, Chicago, IL 60601.
(5)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013 by Columbia Wanger Asset Management, LLC and Columbia Acorn Trust. Columbia Wanger Asset Management, LLC is an investment adviser and the securities are owned by Columbia Acorn Trust and various other investment companies and managed accounts. Columbia Wanger Asset Management, LLC disclaims beneficial ownership over the securities. Columbia Acorn Trust has sole voting and investment power over 1,371,366 shares of Class A common stock. The address for Columbia Wagner Asset Management, LLC and Columbia Acorn Trust is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.
(6)	According to a report on Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009 filed by FMR LLC and Edward C. Johnson 3d. According to the filing, the securities consist of (a) 722,000 shares of our Class A Common Stock beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser, as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940; Edward C. Johnson 3d and FMR LLC, through its control of Fidelity Management & Research Company, and the investment companies each has sole dispositive power over the 722,000 shares; and (b) 670,888 shares of our Class A Common Stock beneficially owned by Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, as a result of its serving as investment manager of institutional accounts owning such shares; Edward C. Johnson 3d and FMR LLC, through control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 670,888 of the shares and sole voting power over 587,600 of the shares. Edward C. Johnson 3d, Chairman of FMR, LLC, and members of the Johnson family may be deemed to form a controlling group with respect to FMR, LLC. The address for FMR, LLC and Edward C. Johnson 3d is 82 Devonshire Street, Boston, Massachusetts 02109.
(7)	According to a report on Schedule 13G filed with the Securities and Exchange Commission on February 8, 2008. According to the filing, Mazama Capital Management, Inc. is an investment adviser and has sole voting power over 738,100 shares of our Class A Common Stock and sole dispositive power over 1,361,000 shares of our Class A Common Stock. The address for Mazama Capital Management, Inc. is One Southwest Columbia Street, Suite 1500, Portland, Oregon 97258.
(8)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on January 11, 2013. According to the filing, Royce & Associates, LLC, is an investment adviser. The address for Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.
(9)	According to a report on Schedule 13D/A filed with the Securities and Exchange Commission on March 21, 2013 by Mill Road Capital, L.P. (“Fund I”), Mill Road Capital GP LLC (“GP I”), Mill Road Capital II, L.P. (“Fund II”), Mill Road Capital GP II LLC (“GP I”), Thomas E. Lynch and Scott P. Scharfman. According to the filing, Fund II directly holds the securities. GP II is the sole general partner of Fund II. Messrs. Lynch and Scharfman are the management committee directors of GP II and share voting and dispositive power over these securities. Fund I and GP I do not beneficially own any Gaiam securities. The address for Mill Road Capital, L.P. is 382 Greenwich Avenue, Suite One, Greenwich, CT 06830.
(10)	Includes 5,400,000 shares of our Class A Common Stock issuable upon conversion of shares of our Class B Common Stock.
(11)	Consist of 224,000 shares of our Class A Common Stock, 295,000 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 10,000 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 15, 2013.
(12)	Consist of 96,500 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 1,000 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 15, 2013.
(13)	Consist of 721 shares of our Class A Common Stock, 62,600 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 800 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 15, 2013.
(14)	Consist of 37,500 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 2,000 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 15, 2013.

(15)	Consist of 165,275 shares of our Class A Common Stock directly held by Mr. Argyropoulos, 303,333 shares of our Class A Common Stock directly held by Argyropoulos Investors, GP, 32,500 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 2,500 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 15, 2013.
(16)	Consist of 51,699 shares of our Class A Common Stock held by Mr. Feinblum, 4,000 shares of our Class A Common Stock held by Mr. Feinblum’s wife, 32,500 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 2,500 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 15, 2013.
(17)	Consist of 54,259 shares of our Class A Common Stock, 17,500 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 2,500 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 15, 2013.
(18)	Consist of 6,121 shares of our Class A Common Stock, 32,500 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 2,500 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 15, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Any related party transaction is reviewed by disinterested members of management and, if material, by disinterested members of our board or a committee thereof to ensure that the transaction reflects terms that are at least as favorable for us as we would expect in a similar transaction negotiated at arm’s length by unrelated parties.

Jacquelyn Abraham, the daughter of Gaiam’s Director and Chief Executive Officer, Lynn Powers, is Gaiam’s Vice President of Human Resources, and for 2012 Ms. Abraham earned an annual salary of $158,153 and received a bonus of $10,000.

DIRECTOR INDEPENDENCE

Our board of directors currently consists of seven members and meets regularly during the year. Our board of directors has determined that each of Messrs. Argyropoulos, Feinblum, Ray and Sutherland and Ms. Mowry are independent as defined by the listing standards of the NASDAQ Global Market.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional services rendered by EKS&H LLLP for the years ended December 31, 2012 and 2011:

Audit and Non-Audit Fees (in $000’s)	2012	2011
Audit fees (1)	$511	$258
Audit related fees (2)	$—	$12
Tax fees (3)	$51	$24

Total	$562	$294

(1)	Audit fees are fees that we paid for the audit of our annual financial statements included in our annual report on Form 10-K and review of unaudited financial statements included in our quarterly reports Form 10-Q; for the audit of our internal control over financial reporting; for services that are normally provided by the auditor in connection with business combination, statutory or regulatory filings or engagements, including our acquisition of Vivendi Entertainment; and all costs and expenses in connection with the above.
(2)	Audit related fees consisted of accounting consultations.
(3)	Tax fees represent fees charged for services for tax advice, tax compliance, and tax planning.

In accordance with the policies of our audit committee and legal requirements, all services to be provided by our independent registered public accounting firm are pre-approved by our audit committee. Pre-approved services include audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full audit committee for up to a year, and such services relate to a particular defined task or scope of work and are subject to a specific budget. In other cases, the chairman of our audit committee has the delegated authority from our audit committee to pre-approve additional services, and such action is then communicated to the full audit committee at the next audit committee meeting. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. If we need such services, we obtain them from other service providers.

EKS&H LLLP is currently engaged to provide auditing services through the third quarter of 2013. Our audit committee is in negotiations with EKS&H LLLP to be our independent registered public accounting firm for the remainder of 2013. Representatives of EKS&H LLLP are expected to be present at our 2013 annual meeting of shareholders and will have an opportunity to make a statement if they desire to do so. We expect EKS&H LLLP to be available to respond to appropriate questions.

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

Schedule II Consolidated Valuation and Qualifying Accounts are included with the Original Filing, filed on March 18, 2013.

The consolidated financial statements as of December 31, 2012 of Real Goods Solar, Inc., a 37.5% owned equity method investee, required pursuant to Rule 3-09 of the Securities and Exchange Commission’s Regulation S-X are included with Amendment No. 1, filed on April 1, 2013.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this Amendment, the Original Filing or Amendment No. 1 as indicated below:

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.2	First Amendment, dated March 9, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.3	Second Amendment, dated March 12, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333- 83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and filed August 9, 2005 (No. 000-27517)).

Exhibit No.	Description

10.2	First Amendment to Credit Agreement, executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 and filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 and filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009 between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005 and filed August 9, 2005 (No. 000-27517)).

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).*

Exhibit No.	Description

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 and filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

21.1	List of Gaiam, Inc. Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

23.1	Consent letter from EKS&H LLLP (previously filed as Exhibit 23.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517) and Exhibit 23.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed April 1, 2013 (No. 000-27517)).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517) and Exhibit 32.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed April 1, 2013 (No. 000-27517)).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517) and Exhibit 32.2 of the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed April 1, 2013 (No. 000-27517)).

99.1	Audited Financial Statements for the year ended December 31, 2012 of Real Goods Solar, Inc. (previously filed as Exhibit 99.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed April 1, 2013 (No. 000-27517)).

101.INS**	XBRL Instance Document (previously filed as Exhibit 101.INS of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.SCH**	XBRL Taxonomy Extension Schema (previously filed as Exhibit 101.SCH of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase (previously filed as Exhibit 101.CAL of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (previously filed as Exhibit 101.DEF of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

Exhibit No.	Description

101.LAB**	XBRL Taxonomy Extension Label Linkbase (previously filed as Exhibit 101.LAB of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (previously filed as Exhibit 101.PRE of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Lynn Powers

Lynn Powers
Chief Executive Officer
April 30, 2013

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement, dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.2	First Amendment, dated March 9, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

2.3	Second Amendment, dated March 12, 2012 to Purchase Agreement dated as of March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).***

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333- 83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 and filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 and filed March 12, 2003 (No. 000-27517)).

Exhibit No.	Description

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009 between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 and filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005 between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005 and filed August 9, 2005 (No. 000-27517)).

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 and filed March 16, 2010 (No. 000-27517)).*

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 and filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

21.1	List of Gaiam, Inc. Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

Exhibit No.	Description

23.1	Consent letter from EKS&H LLLP (previously filed as Exhibit 23.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517) and Exhibit 23.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed April 1, 2013 (No. 000-27517)).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517) and Exhibit 32.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed April 1, 2013 (No. 000-27517)).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517) and Exhibit 32.2 of the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed April 1, 2013 (No. 000-27517)).

99.1	Audited Financial Statements for the year ended December 31, 2012 of Real Goods Solar, Inc. (previously filed as Exhibit 99.1 of the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed April 1, 2013 (No. 000-27517)).

101.INS**	XBRL Instance Document (previously filed as Exhibit 101.INS of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.SCH**	XBRL Taxonomy Extension Schema (previously filed as Exhibit 101.SCH of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase (previously filed as Exhibit 101.CAL of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (previously filed as Exhibit 101.DEF of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.LAB**	XBRL Taxonomy Extension Label Linkbase (previously filed as Exhibit 101.LAB of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (previously filed as Exhibit 101.PRE of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
***	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.