Form 10-Q
period 2013-03-31
GAIAM, INC
filed 2013-05-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2013
Class A Common Stock ($.0001 par value)	17,340,345
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2013, the interim results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. These interim statements have not been audited. The balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2012.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$7,117	$9,858
Accounts receivable, net	43,691	57,533
Inventory, less allowances	28,588	29,840
Deferred advertising costs	3,832	4,324
Deferred tax assets	7,747	9,129
Receivable from equity method investee	45	64
Advances	15,233	13,197
Other current assets	2,651	2,463

Total current assets	108,904	126,408
Property and equipment, net	23,884	23,998
Media library, net	12,928	13,090
Deferred tax assets	16,051	14,692
Goodwill	10,011	9,405
Other intangibles, net	5,292	5,608
Other assets	682	661

Total assets	$177,752	$193,862

LIABILITIES AND EQUITY
Current liabilities:
Line of credit	$8,328	$16,231
Accounts payable	29,029	26,738
Participations payable	16,172	28,046
Accrued liabilities	4,940	3,975

Total current liabilities	58,469	74,990
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,340,345 and 17,330,464 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2013 and December 31, 2012	1	1
Additional paid-in capital	159,819	159,614
Accumulated other comprehensive income	119	118
Accumulated deficit	(43,937)	(43,661)

Total Gaiam, Inc. shareholders’ equity	116,004	116,074
Noncontrolling interest	3,279	2,798

Total equity	119,283	118,872

Total liabilities and equity	$177,752	$193,862

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
	(unaudited)
Net revenue	$56,633	$47,333
Cost of goods sold	24,428	20,227

Gross profit	32,205	27,106

Expenses:
Selling and operating	28,229	24,161
Corporate, general and administration	3,825	2,573
Acquisition-related costs	—	1,667

Total expenses	32,054	28,401

Income (loss) from operations	151	(1,295)
Interest and other income (expense)	(229)	56
Loss from equity method investment	—	(696)

Loss before income taxes and noncontrolling interest	(78)	(1,935)
Income tax expense (benefit)	144	(637)

Net loss	(222)	(1,298)
Net (income) loss attributable to noncontrolling interest	(54)	79

Net loss attributable to Gaiam, Inc.	$(276)	$(1,219)

Net loss per share attributable to Gaiam, Inc. common shareholders:
Basic	$(0.01)	$(0.05)

Diluted	$(0.01)	$(0.05)

Weighted-average shares outstanding:
Basic	22,732	22,698

Diluted	22,732	22,698

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
	(unaudited)
Net loss	$(222)	$(1,298)
Other comprehensive income, foreign currency translation, net of tax	2	10

Comprehensive loss	(220)	(1,288)

Less: comprehensive (income) loss attributable to the noncontrolling interest	(55)	74

Comprehensive loss attributable to Gaiam, Inc. shareholders.	$(275)	$(1,214)

See accompanying notes to the interim condensed consolidated financial statements

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2013	2012
	(unaudited)
Operating activities
Net loss	$(222)	$(1,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	602	589
Amortization	1,357	1,289
Share-based compensation expense	205	351
Deferred and stock option income tax expense (benefit)	90	(706)
(Gain) loss on translation of foreign currency	42	(36)
Losses from equity method investment	—	696
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	13,805	7,230
Inventory, net	1,261	(2,188)
Deferred advertising costs	29	(461)
Receivable from equity method investee	19	(904)
Advances	(2,036)	(387)
Other current assets	(204)	(236)
Accounts payable	2,198	(3,684)
Participations payable	(11,437)	(2,057)
Accrued liabilities	492	1,056

Net cash provided by (used in) operating activities	6,201	(746)

Investing activities
Purchase of property, equipment and media rights	(678)	(608)
Purchase of businesses, net of acquired cash	(321)	(13,400)

Net cash used in investing activities	(999)	(14,008)

Financing activities
Net borrowings (payments) on line of credit	(7,903)	14,000

Net cash (used in) provided by financing activities	(7,903)	14,000

Effect of exchange rates on cash	(40)	39
Net change in cash	(2,741)	(715)
Cash at beginning of period	9,858	14,545

Cash at end of period	$7,117	$13,830

Supplemental cash flow information
Income taxes paid	$33	$3
Interest paid	$164	$—

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three months ended March 31, 2013.

Goodwill

The following table sets forth the changes in goodwill for the period December 31, 2012 through March 31, 2013 by segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Total
Balance at December 31, 2012	$2,673	$6,732	$9,405
Acquisitions	606	—	606

Balance at March 31, 2013	$3,279	$6,732	$10,011

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

3. Equity Method Investment and Receivable From Investee

Under Intercorporate Services and Industrial Building Lease Agreements, in the ordinary course of business, we bill and collect at least quarterly charges for services performed and facilities utilized by Real Goods Solar, Inc. (“Real Goods Solar” or “RSOL”), our equity method investee.

At March 31, 2013, we had two unsecured and subordinated loans receivable from Real Goods Solar that totaled $2.7 million, which bear interest at an annual rate of 10%. On March 27, 2013, the maturity dates for these loans were extended, with $1.0 million now due April 26, 2014 and $1.7 million due April 30, 2014. The $1.0 million loan includes certain customary language accelerating the maturity date upon the occurrence of certain events, such as RSOL’s insolvency or bankruptcy. Also, if RSOL completes a sale of at least $50,000 of its capital stock, then we have the option of converting all or any portion of the principal and interest owing on the loan into securities in such sale at the same purchase price as paid by other purchasers in such sale.

At March 31, 2013, we owned approximately 37.4% of Real Goods Solar’s Class A common stock with an estimated fair value of $18.0 million based on the closing market price of Real Goods Solar’s Class A common stock on March 28, 2013. At March 31, 2013, our equity in the net assets of Real Goods Solar was approximately $0.2 million.

Summarized financial information for our equity method investee, Real Goods Solar, is as follows:

(in thousands)	March 31, 2013
Current assets	$25,011
Noncurrent assets	3,784

Total assets	$28,795

Current liabilities	$20,693
Noncurrent liabilities	7,579

Total liabilities	$28,272

(in thousands)	For the Three Months Ended March 31, 2013
Net revenue	$16,793
Gross profit	4,592
Net loss	(3,793)

4. Mergers and Acquisitions

On March 28, 2012, we obtained 100% of the voting equity interests of VE Newco, LLC (“Gaiam Vivendi Entertainment”), a subsidiary comprised of the former Vivendi Entertainment division of Universal Music Group Distribution, Corp. (“UMG”), pursuant to a Purchase Agreement dated March 6, 2012, as amended, between UMG and one of our subsidiaries. The total consideration transferred was $31.1 million and was comprised of $12.4 million in cash and a $18.7 million non-interest bearing, 90 day promissory note representing the carrying value of Gaiam Vivendi Entertainment’s working capital. The previously reported provisional total consideration transferred of $32.1 million was reduced by $1.0 million and such reduction was attributable to the finalization of the carrying value of Gaiam Vivendi Entertainment’s working capital, specifically accounts receivable, as of March 28, 2012. The consideration excluded $1.7 million of expenses that were reported as acquisition-related costs in our condensed consolidated statement of operations for the three months ended March 31, 2012.

The following table summarizes the purchase price and estimated fair values of Gaiam Vivendi Entertainment’s acquired net assets.

(in thousands)	March 28, 2012
Accounts receivable	$24,126
Advances	5,903
Other current assets	32
Goodwill	6,732
Customer relationship intangibles	8,600

Total assets	45,393

Participations payable	(12,013)
Accrued liabilities	(2,264)

Net assets acquired	$31,116

The following table contains supplemental unaudited pro forma information for the Gaiam Vivendi Entertainment acquisition as if we had acquired this business on January 1, 2011. The pro forma net losses were decreased by $0.8 million for the three months ended March 31, 2012 to reflect the removal of amortization related to Gaiam Vivendi Entertainment’s pre-acquisition intangibles, less amortization related to intangibles resulting from our acquisition of Gaiam Vivendi Entertainment. The pro forma adjustments were based on available information and upon assumptions that we believe were reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

	Supplemental Pro Forma (Unaudited)
	For the Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Net revenue	$56,633	$56,374

Net loss attributable to Gaiam, Inc.	$(276)	$(464)

Net loss per share—basic	$(0.01)	$(0.02)

Net loss per share—diluted	$(0.01)	$(0.02)

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

5. Line of Credit

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, N.A. (“PNC”), as agent and lender. Borrowings are secured by a pledge of the Borrowers’ assets. The Credit Agreement provides for a revolving line of credit of up to $35 million ($26 million April 1st through June 30th of each calendar year), subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan is due and payable on the earlier of July 30, 2015 or upon the termination of the Credit Agreement. For additional information about this Credit Agreement, see the Liquidity and Capital Resources section of this report.

As of March 31, 2013, the outstanding borrowings on the Credit Agreement were approximately $8.3 million at an average annual interest rate of approximately 3.07% and the amount reserved for outstanding letters of credit and other reserves was $11.1 million. Net unamortized deferred fees and costs associated with this Credit Agreement were $0.3 million at March 31, 2013.

6. Equity

During the first three months of 2013, we issued 9,881 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2013. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

The following is a reconciliation from December 31, 2012 to March 31, 2013 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2012	$118,872		$(43,661)	$118	$3	$159,614	$2,798
Issuance of Gaiam, Inc. common stock and share-based compensation	205		—	—	—	205	—
Noncontrolling interest portion of subsidiary’s business combinations	426		—	—	—	—	426
Comprehensive loss:
Net income (loss)	(222)	(222)	(276)	—	—	—	54
Foreign currency translation adjustment, net of taxes of $1	2	2	—	1	—	—	1

Comprehensive loss	(220)	$(220)	—	—	—	—	—

Balance at March 31, 2013	$119,283		$(43,937)	$119	$3	$159,819	$3,279

7. Comprehensive Loss

The tax effects allocated to our other comprehensive income component, foreign currency translation, were as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Before-tax amount	$3	$14
Tax benefit	(1)	(4)

Net-of-tax amount	$2	$10

8. Share-Based Payments

During the first quarter of 2013, we granted 140,000 new options under our 2009 Long-Term Incentive Plans. Total share-based compensation expense recognized was $0.2 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively, and is reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

9. Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,518,000 and 1,327,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended March 31, 2013 and 2012, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Numerator for basic and diluted net loss per share	$(276)	$(1,219)
Denominator:
Weighted average share for basic net loss per share	22,732	22,698
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—

Denominator for diluted net loss per share	22,732	22,698

Net loss per share attributable to Gaiam, Inc. common shareholders—basic	$(0.01)	$(0.05)

Net loss per share attributable to Gaiam, Inc. common shareholders—diluted	$(0.01)	$(0.05)

10. Income Taxes

Income tax expense for the three months ended March 31, 2013 was increased primarily due to the repatriation of cash from one of our foreign subsidiaries and other permanent differences.

11. Segment Information

We manage our company and aggregate our operational and financial information in accordance with two reportable segments. The direct to consumer segment contains direct response marketing program, catalog, Internet, retail store and subscription channels; and the business segment comprises retailer, media distribution, and corporate account channels.

Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net revenue:
Direct to consumer	$19,356	$21,570
Business	37,277	25,763

Consolidated net revenue	56,633	47,333

Contribution income (loss):
Direct to consumer	(4,851)	(1,842)
Business	5,002	547

Consolidated contribution income (loss)	151	(1,295)
Reconciliation of contribution income (loss) to net loss attributable to Gaiam, Inc.:
Interest and other income (expense)	(229)	56
Loss from equity method investment	—	(696)
Income tax expense (benefit)	144	(637)
Net (income) loss attributable to noncontrolling interest	(54)	79

Net loss attributable to Gaiam, Inc.	$(276)	$(1,219)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Outlook

We are a lifestyle media and products company providing a broad selection of information, media, products and services to customers who value yoga, fitness, wellness, personal development, and responsible media. We offer our customers the ability to consume content and utilize merchandise based on these values while providing quality offerings at a price comparable to other alternatives. We market our content, media and products through a multi-channel approach including digital media channels, direct to consumers via catalogs, the Internet, direct response television, and digital subscriptions, as well as traditional retail stores. At the end of the first quarter of 2013, not counting digital channels, our products were carried by over 60,000 retail stores in the United States alone.

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

Our business segment sells directly to retailers and digital partners, with our products available in over 60,000 retail doors in the United States. At the end of the first quarter of 2013, our branded store within store presentations were in over 15,000 locations worldwide. During the third quarter of 2012, our business segment expanded the Gaiam brand with strategic store within store placements in all Sports Authority stores and with the SPRI brand in 500 Sears stores. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to over 6,000 retail doors.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on Gaiam and the LOHAS industry’s focus and future.

During the first quarter of 2013, the improvement in our business segment was driven by internal revenue growth of approximately 21% that resulted from strong sales of fitness products and media from new products and growth of existing lines of business. Also, the acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012 added $6.2 million in revenue and margin, year-over-year, and afforded Gaiam a direct relationship with all major digital retailers that we leveraged across all our media titles. This segment also continues to benefit from growth in Gaiam Restore products, our at-home rehabilitative and restorative products, and new non-branded opportunities that further strengthen us as a go-to supplier for large retailers. Due to our compliment of branded and non-branded products and our number one ranking on Nielsen’s Videoscan for fitness media, we have achieved category management and media aggregator roles and effectively manage the yoga and fitness offerings at some of the largest retailers in the nation.

In addition to our fitness accessory business, our business segment also distributes entertainment media titles owned by third-party studios and ourselves. We provide full distribution services including marketing, logistics, and sales to physical and online digital retailers. With the acquisition of Gaiam Vivendi Entertainment in March 2012, Gaiam’s entertainment media business has grown to become one of the largest non-theatrical content distributors in the United States, with rights to over 8,000 titles. During the first quarter of 2013, we were the second largest non-theatrical distributor according to Nielsen Videoscan, behind only Warner. We continue to realize operational synergies as a result of our acquisition of Gaiam Vivendi Entertainment, and seek to drive additional growth by offering a full complement of physical and online digital distribution capabilities.

With our direct to consumer segment, we are developing strategic plans for the category and channel expansion of the Gaiam brand, which we anticipate commencing in late 2013. During the first quarter of 2013, we continued the repositioning of our ecommerce and catalog product offerings towards more apparel and fitness. We are also continuing to invest in and market our digital platform, Gaiam TV.com, which will allow us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of primarily exclusive media content.

Results of Operations

The table below summarizes certain of our results for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Net revenues	$56.6	$47.3
Gross profit	32.2	27.1
Operating expenses	32.1	28.4
Operating income (loss)	0.2	(1.3)
Loss from equity method investment in RSOL	—	(0.7)
Net loss attributable to Gaiam	(0.3)	(1.2)
Net loss per share attributable to Gaiam, Inc. shareholders	(0.01)	(0.05)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net revenue	100.0%	100.0%
Cost of goods sold	43.1%	42.7%

Gross profit	56.9%	57.3%

Expenses:
Selling and operating	49.8%	51.1%
Corporate, general and administration	6.8%	5.4%
Acquisition-related costs	—%	3.5%

Total expenses	56.6%	60.0%

Income (loss) from operations	0.3%	-2.7%
Interest and other income (expense)	-0.4%	0.1%
Loss from equity method investment	—%	-1.5%
Income tax expense (benefit)	0.3%	-1.3%
Net (income) loss attributable to noncontrolling interest	-0.1%	0.2%

Net loss attributable to Gaiam, Inc.	-0.5%	-2.6%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net revenue. Net revenue increased $9.3 million, or 19.6%, to $56.6 million during the first quarter of 2013 from $47.3 million during the first quarter of 2012. Net revenue in our business segment increased $11.5 million, or 44.7%, to $37.3 million during the first quarter of 2013 from $25.8 million during the first quarter of 2012, due to better sales performance at our top 25 retailers that contributed to an internal revenue growth of approximately 21% and our acquisition of media distributor Gaiam Vivendi Entertainment at the end of March 2012. Net revenue in our direct to consumer segment decreased $2.2 million, or 10.3%, to $19.4 million during the first quarter of 2013 from $21.6 million during the first quarter of 2012, primarily attributable to decreased sales in our direct response marketing business.

Cost of goods sold. Cost of goods sold increased $4.2 million, or 20.8%, to $24.4 million during the first quarter of 2013 from $20.2 million during the first quarter of 2012. Cost of goods sold in our business segment increased $3.8 million, or 28.2%, to $17.0 million during the first quarter of 2013 from $13.3 million during the first quarter of 2012 and, as a percentage of net revenue, decreased to 45.7% during the first quarter of 2013 from 51.5% during the first quarter of 2012, primarily due to a shift in product sales mix resulting from our Gaiam Vivendi Entertainment business that has no cost of goods sold. Cost of goods sold in our direct to consumer segment increased $0.5 million, or 6.5%, to $7.4 million during the first quarter of 2013 from $7.0 million during the first quarter of 2012 and, as a percentage of net revenue, increased to 38.3% during the first quarter of 2013 from 32.2% during the first quarter of 2012, primarily reflecting the decrease of sales in our direct response marketing business, which carry lower associated cost of goods sold.

Selling and operating expenses. Selling and operating expenses increased $4.1 million, or 16.8%, to $28.2 million during the first quarter of 2013 from $24.2 million during the first quarter of 2012 and, as a percentage of net revenue, decreased to 49.8% during the first quarter of 2013 from 51.1% during the first quarter of 2012, primarily due to additional investments in our digital subscription businesses, partially offset by decreased television advertising costs related to the decline in our direct response marketing business.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.3 million, or 48.7%, to $3.8 million during the first quarter of 2013 from $2.6 million during the first quarter of 2012 and, as a percentage of net revenue, increased to 6.8% during the first quarter of 2013 from 5.4% during the first quarter of 2012, primarily as a result of our investment in strategic plans for the category and channel expansion of the Gaiam brand. We expect to incur approximately $0.3 million of additional brand repositioning strategy costs during the second quarter of 2013 and, thereafter, our corporate, general, and administrative expenses should trend closely with the prior year.

Acquisition-related costs. Acquisition-related costs were $1.7 million during the first quarter of 2012 and were the result of our acquisition of Vivendi Entertainment.

Loss from equity method investment. Loss from equity method investment was $0.7 million during the first quarter of 2012 and represented our portion of Real Goods Solar’s net loss for that quarter. Since the carrying value of our equity investment in Real Goods Solar is now zero, we no longer recognize our portion of Real Goods Solar’s net loss for the current year period.

Interest and other income (expense). Interest and other income (expense) was expense of $0.2 million during the first quarter of 2013 compared to income of $0.1 million during the first quarter of 2012 as a result of continuing borrowings on our line of credit.

Income tax expense (benefit). Income tax expense during the first quarter of 2013 was increased primarily due to the repatriation of cash from one of our foreign subsidiaries and other permanent differences. Income tax benefit during the first quarter of 2012 was increased primarily due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $0.3 million, or $0.01 per share, during the first quarter of 2013 compared to $1.2 million, or $0.05 per share, during the first quarter of 2012.

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

As of March 31, 2013, the outstanding borrowings on the Credit Agreement were approximately $8.3 million at an average annual interest rate of approximately 3.07% and the amount reserved for outstanding letters of credit and other reserves was $11.1 million.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$6,201	$(746)
Investing activities	(999)	(14,008)
Financing activities	(7,903)	14,000
Effects of exchange rates on cash	(40)	39

Net change in cash	$(2,741)	$(715)

Operating activities. Our operating activities provided net cash of $6.2 million and used net cash of $0.8 million during the first quarters of 2013 and 2012, respectively. Our net cash provided by operating activities during the first quarter of 2013 was primarily attributable to decreased accounts receivable of $13.8 million, increased accounts payable and accrued liabilities of $2.7 million, noncash adjustments of $2.3 million, and decreased inventory of $1.3 million, partially offset by decreased participations payable of $11.4 million, increased advances of $2.0 million, our net loss of $0.2 million, and increased other assets of $0.2 million. Our net cash used in operating activities during the first quarter of 2012 was primarily attributable to decreased accounts payable and participations payable of $3.7 million and $2.1 million, respectively, increased inventory of $2.2 million, our net loss of $1.3 million and increased receivable from equity method investee of $0.9 million, partially offset by decreased accounts receivable of $7.2 million and noncash adjustments of $2.2 million. The reduction in accounts payable reflects payments for inventory purchases of holiday and fitness season shipments.

Investing activities. Our investing activities used net cash of $1.0 million and $14.0 million during the first quarters of 2013 and 2012, respectively. The net cash used in investing activities during the first quarter of 2013 was used primarily to acquire property and equipment to maintain normal operations for $0.4 million, media content for $0.3 million, and to purchase partial ownerships of businesses for $0.3 million, net of cash acquired. The net cash used in investing activities during the first quarter of 2012 was used primarily for the $13.4 million cash portion of the purchase price used to acquire Vivendi Entertainment, and to acquire property and equipment to maintain normal operations for $0.5 million and media content for $0.1 million.

Financing activities. Our financing activities used net cash of $7.9 million and provided net cash of $14.0 million during the first quarters of 2013 and 2012, respectively. The net cash used in financing activities during the first quarter of 2013 was for the repayment of borrowings on our line of credit for $7.9 million. The net cash provided by financing activities during the first quarter of 2012 was from borrowings on our line of credit for $14.0 million, the funds from which were used to acquire Vivendi Entertainment and pay for acquisition-related costs.

We currently have a shelf registration with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock and to date no shares have been issued under this shelf registration.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our shelf registration stock and/or equity investment of approximately 10 million shares of Real Goods Solar’s Class A common stock, available carried forward tax net operating losses, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of March 31, 2013:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$2,697	$1,459	$1,238	$—	$—
Media distribution advances	12,179	8,079	4,100	—	—

Total contractual obligations	$14,876	$9,538	$5,338	$—	$—

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2012. Historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of March 31, 2013.

We have a revolving line of credit with outstanding borrowings and various letters of credit. Accordingly, any unfavorable change in interest rates could have a material impact on our results from operations or cash flows. As of March 31, 2013, if either of our Credit Agreement’s Eurodollar, LIBOR, PNC’s stated commercial, or Federal Funds Open Rates were to increase by one percentage point, our annual interest expense would increase by approximately $0.1 million, assuming constant debt levels.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of March 31, 2013, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 5.	Other Information

We expect to hold our annual shareholders’ meeting for 2013 in either late July or August.

Item 6.	Exhibits

a) Exhibits.

Exhibit No.	Description

10.1	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
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

Gaiam, Inc.
(Registrant)

May 9, 2013	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (principal executive officer)

May 9, 2013	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 18, 2013 (No. 000-27517)).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.