Form 10-Q
period 2013-06-30
GAIAM, INC
filed 2013-08-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2013
Class A Common Stock ($.0001 par value)	17,346,287
Class B Common Stock ($.0001 par value)	5,400,000

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2013, the interim results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. These interim statements have not been audited. The balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2012.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$17,482	$9,858
Accounts receivable, net	38,889	57,533
Inventory, less allowances	31,881	29,840
Deferred advertising costs	4,343	4,324
Deferred tax assets	8,002	9,129
Receivable from related party	2	64
Advances	15,816	13,197
Other current assets	3,329	2,463

Total current assets	119,744	126,408
Property and equipment, net	24,095	23,998
Media library, net	12,972	13,090
Deferred tax assets	11,530	14,692
Goodwill	10,011	9,405
Other intangibles, net	4,740	5,608
Other assets	741	661

Total assets	$183,833	$193,862

LIABILITIES AND EQUITY
Current liabilities:
Line of credit	$11,972	$16,231
Accounts payable	22,600	26,738
Participations payable	17,768	28,046
Accrued liabilities	4,226	3,975

Total current liabilities	56,566	74,990
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,346,287 and 17,330,464 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2013 and December 31, 2012	1	1
Additional paid-in capital	159,991	159,614
Accumulated other comprehensive income	30	118
Accumulated deficit	(36,089)	(43,661)

Total Gaiam, Inc. shareholders’ equity	123,935	116,074
Noncontrolling interest	3,332	2,798

Total equity	127,267	118,872

Total liabilities and equity	$183,833	$193,862

See accompanying Notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net revenue	$44,544	$45,446	$101,177	$92,779
Cost of goods sold	20,909	17,435	45,337	37,662

Gross profit	23,635	28,011	55,840	55,117

Expenses:
Selling and operating	24,294	26,896	52,523	51,057
Corporate, general and administration	3,227	3,081	7,052	5,654
Acquisition-related costs	—	—	—	1,667

Total expenses	27,521	29,977	59,575	58,378

Loss from operations	(3,886)	(1,966)	(3,735)	(3,261)
Interest and other expense, net	(52)	(123)	(281)	(67)
Gain on sale of investment	16,429	—	16,429	—
Loss from equity method investment	—	(944)	—	(1,640)

Income (loss) before income taxes and noncontrolling interest	12,491	(3,033)	12,413	(4,968)
Income tax expense (benefit)	4,508	(924)	4,652	(1,561)

Net income (loss)	7,983	(2,109)	7,761	(3,407)
Net (income) loss attributable to noncontrolling interest	(135)	56	(189)	135

Net income (loss) attributable to Gaiam, Inc.	$7,848	$(2,053)	$7,572	$(3,272)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$0.35	$(0.09)	$0.33	$(0.14)

Diluted	$0.35	$(0.09)	$0.33	$(0.14)

Weighted-average shares outstanding:
Basic	22,741	22,702	22,736	22,700

Diluted	22,741	22,702	22,736	22,700

See accompanying Notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive income (loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income (loss)	$7,983	$(2,109)	$7,761	$(3,407)
Other comprehensive loss, foreign currency translation, net of tax	(171)	(14)	(169)	(4)

Comprehensive income (loss)	7,812	(2,123)	7,592	(3,411)

Less: comprehensive income (loss) attributable to the noncontrolling interest	53	(63)	108	(137)

Comprehensive income (loss) attributable to Gaiam, Inc. shareholders	$7,759	$(2,060)	$7,484	$(3,274)

See accompanying Notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2013	2012
	(unaudited)
Operating activities

Net income (loss)	$7,761	$(3,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,219	1,142
Amortization	2,489	2,791
Share-based compensation expense	377	586
Deferred and stock option income tax expense (benefit)	4,415	(1,666)
Loss on translation of foreign currency	42	20
Gain on sale of investment	(16,429)	—
Loss from equity method investment	—	1,640
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	18,557	31,398
Inventory, net	(2,113)	(3,592)
Deferred advertising costs	(657)	(712)
Receivable from related party	62	8
Advances	(2,619)	(4,925)
Other current assets	(945)	(407)
Accounts payable	(4,146)	(2,842)
Participations payable	(10,278)	(3,664)
Accrued liabilities	255	992

Net cash provided by (used in) operating activities (a)	(2,010)	17,362

Investing activities
Net proceeds from sale of investment	16,429	—
Purchase of property, equipment and media rights	(1,956)	(2,324)
Purchase of businesses, net of acquired cash	(321)	(13,400)

Net cash provided by (used in) investing activities	14,152	(15,724)

Financing activities

Net borrowings (payments) on revolving line of credit	(4,259)	14,000
Principal payments on debt (a)	—	(18,703)

Net cash used in financing activities	(4,259)	(4,703)

Effect of exchange rates on cash	(259)	(20)
Net change in cash	7,624	(3,085)
Cash at beginning of period	9,858	14,545

Cash at end of period	$17,482	$11,460

Supplemental cash flow information
Income taxes paid	$76	$344
Interest paid	$278	$121

(a)	Net cash provided by operating activities for the six months ended June 30, 2012 includes approximately $18.7 million of net cash provided by purchased Vivendi Entertainment (“Vivendi”) working capital, which was used to partially fund the acquisition of Vivendi. Excluding the net cash flows from the purchased Vivendi working capital, net cash from operating activities would have been a use of $1.3 million for the six months ended June 30, 2012.

See accompanying Notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1. Organization, Nature of Operations, and Principles of Consolidation

References in this report to “we”, “us”, “our”, “Gaiam” or the “Company” refer to Gaiam, Inc. and its consolidated subsidiaries, unless we indicate otherwise. We are a lifestyle media company providing a broad selection of information, media, products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. We were incorporated under the laws of the State of Colorado on July 7, 1988.

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three and six months ended June 30, 2013.

Goodwill

The following table sets forth the changes in goodwill for the period December 31, 2012 through June 30, 2013 by segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Total
Balance at December 31, 2012	$2,673	$6,732	$9,405
Acquisitions	606	—	606

Balance at June 30, 2013	$3,279	$6,732	$10,011

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

3. Related Party Transactions

Under Intercorporate Services and Industrial Building Lease Agreements, in the ordinary course of business, we bill and collect at least quarterly charges for services performed and facilities utilized by Real Goods Solar, Inc. (“Real Goods Solar” or “RSOL”).

On May 28, 2013, we sold in the public market 6,017,500 shares of our investment in Real Goods Solar Class A common stock for an average gross per share sale price of $2.7552 and total net proceeds and gain of approximately $16.4 million. At June 30, 2013, we owned approximately 13.4% of Real Goods Solar’s Class A common stock and our Chairman had resigned from RSOL’s board and, thus, we no longer had significant influence over Real Goods Solar. Therefore, we changed our accounting for our investment in RSOL from the equity to cost method. As a result of this accounting method change, we will no longer report our portion of RSOL’s net earnings or losses each period.

At June 30, 2013, we had two subordinated loans receivable from Real Goods Solar with outstanding balances totaling $2.6 million, which bear interest at an annual rate of 10%. On March 27, 2013, the maturity dates for these loans were extended, with $1.0 million now due April 26, 2014 and $1.6 million due April 30, 2014. On April 23, 2013, we entered into a conversion agreement with Real Goods Solar pursuant to which the principal amount of the $1.7 million promissory note with Real Goods Solar dated March 27, 2013 was reduced by $0.1 million in exchange for 62,111 shares of Real Goods Solar’s Class A common stock. The conversion ratio was determined based on the closing market price of Real Goods Solar’s Class A common stock on the date of the conversion agreement. The $1.0 million loan includes certain customary language accelerating the maturity date upon the occurrence of certain events, such as RSOL’s insolvency or bankruptcy. Also, if RSOL completes a sale of at least $50,000 of its capital stock, then we have the option of converting all or any portion of the principal and interest owing on the loan into securities in such sale at the same purchase price as paid by other purchasers in such sale.

During the three months ended June 30, 2013, we collected loan interest from Real Goods Solar of $0.1 million, which is reported as Interest and other expense, net on our condensed consolidated statements of operations for the three and six months ended June 30, 2013.

4. Line of Credit

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, N.A. (“PNC”), as agent and lender. Borrowings are secured by a pledge of the Borrowers’ assets. The PNC Credit Agreement provides for a revolving line of credit of up to $35 million ($26 million April 1st through June 30th of each calendar year), subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan is due and payable on the earlier of July 30, 2015 or upon the termination of the PNC Credit Agreement. For additional information about this PNC Credit Agreement, see the Liquidity and Capital Resources section of this report.

As of June 30, 2013, the outstanding borrowings on the PNC Credit Agreement were approximately $12.0 million at an average annual interest rate of approximately 3.35% and the amount reserved for outstanding letters of credit and other reserves was $9.4 million. Net unamortized deferred fees and costs associated with this PNC Credit Agreement were $0.3 million at June 30, 2013.

5. Equity

During the first half of 2013, we issued 15,823 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to certain of our independent directors, in lieu of cash compensation, for services rendered in 2013. We recorded these shares at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

The following are reconciliations from December 31, 2012 to June 30, 2013 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2012	$118,872		$(43,661)	$118	$3	$159,614	$2,798
Issuance of Gaiam, Inc. common stock and share-based compensation	377		—	—	—	377	—
Noncontrolling interest portion of subsidiary’s business combinations	426		—	—	—	—	426
Comprehensive income:
Net income	7,761	7,761	7,572	—	—	—	189
Foreign currency translation adjustment, net of taxes of $73	(169)	(169)	—	(88)	—	—	(81)

Comprehensive income	7,592	$7,592	—	—	—	—	—

Balance at June 30, 2013	$127,267		$(36,089)	$30	$3	$159,991	$3,332

6. Other Comprehensive Loss

The tax effects allocated to our other comprehensive loss component, foreign currency translation, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Before-tax amount	$(245)	$(20)	$(242)	$(6)
Tax benefit	74	6	73	2

Net-of-tax amount	$(171)	$(14)	$(169)	$(4)

7. Share-Based Payments

During the first half of 2013, we granted 140,000 stock options under our 2009 Long-Term Incentive Plan. Total share-based compensation expense was $0.2 million for each of the three months ended June 30, 2013 and 2012, and $0.4 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively, and are reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

8. Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,544,000 and 1,398,000 for the three months ended June 30, 2013 and 2012, respectively, and 1,531,000 and 1,360,000 for the six months ended June 30, 2013 and 2012, respectively, from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator for basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$7,848	$(2,053)	$7,572	$(3,272)
Denominator:
Weighted average shares for basic net income (loss) per share attributable to Gaiam, Inc. common shareholders	22,741	22,702	22,736	22,700
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—	—	—

Denominators for diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	22,741	22,702	22,736	22,700

Net income (loss) per share attributable to Gaiam, Inc. common shareholders – basic	$0.35	$(0.09)	$0.33	$(0.14)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders – diluted	$0.35	$(0.09)	$0.33	$(0.14)

9. Income Taxes

Income tax expense for the three and six months ended June 30, 2013 was increased primarily due to the repatriation of cash from one of our foreign subsidiaries and other permanent differences.

10. Segment Information

We manage our company and aggregate our operational and financial information in accordance with two reportable segments. The direct to consumer segment contains direct response television marketing, catalog, Internet, retail store and subscription channels; and the business segment comprises retailer, media distribution, and corporate account channels.

Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net revenue:
Direct to consumer	$15,270	$16,921	$34,626	$38,491
Business	29,274	28,525	66,551	54,288

Consolidated net revenue	44,544	45,446	101,177	92,779

Contribution loss:
Direct to consumer	(4,873)	(4,357)	(9,724)	(6,199)
Business	987	2,391	5,989	2,938

Consolidated contribution loss	(3,886)	(1,966)	(3,735)	(3,261)

Reconciliation of contribution loss to net income (loss) attributable to Gaiam, Inc.:
Interest and other expense, net	(52)	(123)	(281)	(67)
Gain on sale of investment	16,429	—	16,429	—
Loss from equity method investment in RSOL	—	(944)	—	(1,640)
Income tax expense (benefit)	4,508	(924)	4,652	(1,561)
Net (income) loss attributable to noncontrolling interest	(135)	56	(189)	135

Net income (loss) attributable to Gaiam, Inc.	$7,848	$(2,053)	$7,572	$(3,272)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Outlook

We are a lifestyle media and products company providing a broad selection of information, media, products and services to customers who value yoga, fitness, wellness, personal development, and responsible media. We offer our customers the ability to consume content and utilize merchandise based on these values while providing quality offerings at a price comparable to other alternatives. We market our content, media and products through a multi-channel approach including digital media channels, direct to consumers via catalogs, the Internet, direct response television marketing, and digital subscriptions, as well as traditional retail stores. At the end of the second quarter of 2013, not counting digital channels, our products were carried by over 60,000 retail stores in the United States alone.

Our brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the LOHAS market. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via ecommerce, direct response television marketing, subscriptions, digital streaming through Gaiam TV and catalogs, and through national retailers, digital partners and corporate accounts. Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution.

We market our products and services across two segments: business and direct to consumer. With our ongoing market share growth, we are now the largest and second largest seller of fitness and non-theatrical entertainment media, respectively.

Our business segment sells directly to retailers and digital partners, with our products available in over 60,000 retail doors in the United States. At the end of the second quarter of 2013, our branded store within store presentations were in over 15,000 locations worldwide. During the third quarter of 2012, our business segment expanded the Gaiam brand with strategic store within store placements in all Sports Authority stores and with the SPRI brand in 500 Sears stores. In 2008, we launched a media category management role that is part of our long term strategy and a key step in securing shelf space for media. We have now expanded this strategy to over 6,000 retail doors.

During the second quarter of 2013, the improvement in our business segment’s net revenue was driven by strong sales of Gaiam branded fitness media and accessory products and growth of existing lines of business. Due to our compliment of branded and non-branded products and our number one ranking on Nielsen’s Videoscan for fitness media, we have achieved category management and media aggregator roles and effectively manage the yoga and fitness offerings at some of the largest retailers in the nation. This segment also continues to benefit from growth in the Gaiam branded: Restore, our at-home rehabilitative and restorative offerings; Sol, our premium yoga line; and SPRI, our line of professional fitness accessories. We are continuing to explore ways to expand and capitalize on our strong fitness and wellness brands.

In addition to our fitness accessory business, our business segment distributes entertainment media titles owned by or licensed from third-party studios, as well as those owned by Gaiam. We also provide full distribution services including marketing, logistics, and sales to physical and online digital retailers. The acquisition last year of media distributor Vivendi Entertainment has afforded Gaiam a direct relationship with all major digital retailers, which we have leveraged across all our media titles. During the first half of 2013, we were the second largest non-theatrical distributor according to Nielson Videoscan, behind only Warner, with rights to over 8,000 titles. Just recently, we secured distribution rights for Scripps Networks’ high-profile, lifestyle-oriented content. As the only independent distributor with direct relationships with Target, Wal-Mart, and other meaningful digital media providers across the US retail landscape, we are continuously seeking methods to drive additional growth from our full complement of physical and online digital distribution capabilities.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on Gaiam and the LOHAS industry’s focus and future.

With our direct to consumer segment, we are working on the category and channel expansion of the Gaiam brand by moving our ecommerce and catalog offerings towards more proprietary fitness, wellness, and apparel products. During this repositioning period, we have strategically reduced catalog circulation by approximately 13%, which we plan to ramp back up during the fourth quarter, partly with the circulation of a new fitness only catalog. Additionally, we introduced our branded products through new channels, such as Good Morning America, with targeted promotional pricing campaigns. With our direct response television marketing business, we plan to launch a new infomercial product for our Firm brand during the fourth quarter of 2013. We are also continuing to invest in and actively market our digital subscription platform, Gaiam TV.com, which will allow us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of primarily exclusive media content.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.9%	38.4%	44.8%	40.6%

Gross profit	53.1%	61.6%	55.2%	59.4%

Expenses:
Selling and operating	54.5%	59.2%	51.9%	55.0%
Corporate, general and administration	7.3%	6.7%	7.0%	6.1%
Acquisition-related costs	—%	—%	—%	1.8%

Total expenses	61.8%	65.9%	58.9%	62.9%

Loss from operations	(8.7)%	(4.3)%	(3.7)%	(3.5)%
Interest and other expense, net	(0.1)%	(0.3)%	(0.2)%	(0.1)%
Gain on sale of investment	36.8%	—%	16.2%	—%
Loss from equity method investment in RSOL	—%	(2.1)%	—%	(1.8)%
Income tax expense (benefit)	10.1%	(2.1)%	4.6%	(1.7)%
Net (income) loss attributable to noncontrolling interest	(0.3)%	0.1%	(0.2)%	0.2%

Net income (loss) attributable to Gaiam, Inc.	17.6%	(4.5)%	7.5%	(3.5)%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net revenue. Excluding our direct response television marketing (“DRTV”) business, which had unusual high sales in 2012 due to the success of the Jillian Michaels Body Revolution media and accessories weight loss product, net revenue increased $4.0 million, or 10.8%, to $41.2 million during the second quarter of 2013 from $37.2 million during the second quarter of 2012. Inclusive of DRTV, net revenue decreased $0.9 million, or 2.0%, to $44.5 million. Net revenue in our business segment increased $0.8 million, or 2.6%, to $29.3 million during the second quarter of 2013 from $28.5 million during the second quarter of 2012, due to better sales performance at our top 25 retailers. Excluding our DRTV business, net revenue in our direct to consumer segment increased $3.3 million, or 37.8%, to $11.9 million during the second quarter of 2013 from $8.6 million during the second quarter of 2012. Inclusive of DRTV, net revenue in our direct to consumer segment decreased $1.7 million, or 9.8%. (See the Non-GAAP Financial Measures for Net Revenue tables presented below).

Cost of goods sold. Cost of goods sold increased $3.5 million, or 19.9%, to $20.9 million during the second quarter of 2013 from $17.4 million during the second quarter of 2012. Cost of goods sold in our business segment increased $1.7 million, or 14.6%, to $13.4 million during the second quarter of 2013 from $11.7 million during the second quarter of 2012 and, as a percentage of net revenue, increased to 45.7% during the second quarter of 2013 from 40.9% during the second quarter of 2012, primarily due to a shift in product sales mix towards higher cost accessories. Cost of goods sold in our direct to consumer segment increased $1.8 million, or 30.6%, to $7.5 million during the second quarter of 2013 from $5.8 million during the second quarter of 2012 and, as a percentage of net revenue, increased to 49.3% during the second quarter of 2013 from 34.1% during the second quarter of 2012, primarily reflecting decreased sales in our direct response television marketing business, which carry lower associated cost of goods sold.

Selling and operating expenses. Selling and operating expenses decreased $2.6 million, or 9.7%, to $24.3 million during the second quarter of 2013 from $26.9 million during the second quarter of 2012 and, as a percentage of net revenue, decreased to 54.5% during the second quarter of 2013 from 59.2% during the second quarter of 2012, primarily due to decreased television advertising costs related to the decline in our direct response television marketing business, partially offset by investments in our digital subscription businesses.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.2 million, or 4.7%, to $3.2 million during the second quarter of 2013 from $3.1 million during the second quarter of 2012 and, as a percentage of net revenue, increased to 7.3% during the second quarter of 2013 from 6.7% during the second quarter of 2012, primarily as a result of our investment in brand positioning and research for channel expansion of the Gaiam brand.

Interest and other expense, net. Interest and other expense remained consistent at $0.1 million during the second quarters of 2013 and 2012 as a result of borrowings on our line of credit, partially offset by interest received from Real Goods Solar during 2013.

Gain on sale of investment. Gain on sale of investment of $16.4 million during the second quarter of 2013 represents our gain recognized and net proceeds received from the sale of approximately 6 million shares of our investment in Real Goods Solar’s Class A common stock. We will use a portion of our carried forward tax net operating losses to offset the resulting tax gain.

Loss from equity method investment. Loss from equity method investment was $0.9 million during the second quarter of 2012 and represented our portion of Real Goods Solar’s net loss for that quarter. Since we no longer have significant influence over Real Goods Solar and accordingly have changed the accounting for our investment in Real Goods Solar from the equity to the cost method, we no longer recognize our portion of Real Goods Solar’s net loss in our current year period financial results.

Income tax expense (benefit). Income tax benefit during the second quarter of 2012 was increased primarily due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar.

Net income (loss) attributable to Gaiam, Inc. As a result of the above factors, net income attributable to Gaiam, Inc. was $7.9 million, or $0.35 per share, during the second quarter of 2013 compared to a loss of $2.1 million, or $0.09 per share, during the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenue. Excluding our DRTV business, net revenue increased $16.9 million, or 23.2%, to $89.8 million during the first half of 2013 from $72.9 million during the first half of 2012, with internal net revenue growth of $10.6 million or 14.7%. Inclusive of DRTV, net revenue increased $8.4 million, or 9.1%, to $101.2 million. Net revenue in our business segment increased $12.3 million, or 22.6%, to $66.6 million during the first half of 2013 from $54.3 million during the first half of 2012, due to better sales performance at our top 25 retailers and the acquisition of Vivendi. Internal net revenue growth in our business segment was $6.1 million or 11.3% for the first half of 2013. Excluding our DRTV business, net revenue in our direct to consumer segment increased $4.6 million, or 24.9%, to $23.2 million during the first half of 2013 from $18.6 million during the first half of 2012. Inclusive of DRTV, net revenue in our direct to consumer segment decreased $3.9 million, or 10.0%. (See the Non-GAAP Financial Measures for Net Revenue tables presented below).

Cost of goods sold. Cost of goods sold increased $7.7 million, or 20.4%, to $45.3 million during the first half of 2013 from $37.7 million during the first half of 2012. Cost of goods sold in our business segment increased $5.5 million, or 21.9%, to $30.4 million during the first half of 2013 from $25.0 million during the first half of 2012 and, as a percentage of net revenue, decreased slightly to 45.7% during the first half of 2013 from 46.0% during the first half of 2012, primarily due to a shift in product sales mix. Cost of goods sold in our direct to consumer segment increased $2.2 million, or 17.5%, to $14.9 million during the first half of 2013 from $12.7 million during the first half of 2012 and, as a percentage of net revenue, increased to 43.1% during the first half of 2013 from 33.0% during the first half of 2012, primarily reflecting the decrease of sales in our direct response television marketing business, which carry lower associated cost of goods sold.

Selling and operating expenses. Selling and operating expenses increased $1.5 million, or 2.9%, to $52.5 million during the first half of 2013 from $51.1 million during the first half of 2012 and, as a percentage of net revenue, decreased to 51.9% during the first half of 2013 from 55.0% during the first half of 2012, primarily due to additional investments in our digital subscription businesses, partially offset by decreased television advertising costs related to the decline in our direct response television marketing business.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.4 million, or 24.7%, to $7.1 million during the first half of 2013 from $5.7 million during the first half of 2012 and, as a percentage of net revenue, increased to 7.0% during the first half of 2013 from 6.1% during the first half of 2012, primarily as a result of our investment in brand positioning and research for channel expansion of the Gaiam brand.

Acquisition-related costs. Acquisition-related costs were $1.7 million during the first half of 2012 and were the result of our acquisition of Vivendi Entertainment.

Interest and other expense, net. Interest and other expense, net increased to $0.3 million during the first half of 2013 from $0.1 million during the first half of 2012 as a result of borrowings on our line of credit, partially offset by $0.1 million of interest received from Real Goods Solar during 2013.

Gain on sale of investment. Gain on sale of investment of $16.4 million during the first half of 2013 represents our gain recognized and net proceeds received from the sale of approximately 6 million shares of our investment in Real Goods Solar’s Class A common stock. We will use a portion of our carried forward tax net operating losses to offset the resulting tax gain.

Loss from equity method investment. Loss from equity method investment was $1.6 million during the first half of 2012 and represented our portion of Real Goods Solar’s net loss for that period. Since we no longer have significant influence over Real Goods Solar and accordingly have changed the accounting for our investment in Real Goods Solar from the equity to the cost method, we no longer recognize our portion of Real Goods Solar’s net loss in our current year period financial results.

Income tax expense (benefit). Income tax expense during the first half of 2013 was increased due to the repatriation of cash from one of our foreign subsidiaries and other permanent differences. Income tax benefit during the first half of 2012 was increased primarily due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar.

Net income (loss) attributable to Gaiam, Inc. As a result of the above factors, net income attributable to Gaiam, Inc. was $7.6 million, or $0.33 per share, during the first half of 2013 compared to a loss of $3.3 million, or $0.14 per share, during the first half of 2012.

Non-GAAP Financial Measures For Net Revenue

We have utilized the non-GAAP information set forth below as additional devices to aid in understanding and analyzing our financial results for the three and six months ended June 30, 2013 and 2012. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in the prior period and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of the GAAP net revenue to the non-GAAP net revenue is set forth below (unaudited, in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net revenue	$44.5	$45.5	$101.2	$92.8
Less: DRTV net revenue	(3.3)	(8.3)	(11.4)	(19.9)

Non-GAAP net revenue	$41.2	$37.2	$89.8	$72.9

A reconciliation of the GAAP net revenue to the non-GAAP net revenue for our direct to consumer segment is set forth below (unaudited, in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net revenue of our direct to consumer segment	$15.2	$16.9	$34.6	$38.5
Less: DRTV net revenue	(3.3)	(8.3)	(11.4)	(19.9)

Non-GAAP net revenue of our direct to consumer segment	$11.9	$8.6	$23.2	$18.6

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

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, N.A. (“PNC”), as agent and lender. Borrowings are secured by a pledge of the Borrowers’ assets and our ownership interests in the Borrowers. The PNC Credit Agreement provides for a revolving line of credit of up to $35 million ($26 million April 1st through June 30th of each calendar year), subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan is due and payable on the earlier of July 30, 2015 or upon the termination of the PNC Credit Agreement.

For advances that are not Eurodollar rate loans, referred to as “domestic rate loans” in the PNC Credit Agreement, annual interest will accrue at a rate equal to 0.75% plus the higher of (i) PNC’s stated commercial lending rate in effect on such day, (ii) the Federal Funds Open Rate (as defined in the PNC Credit Agreement; essentially the daily federal funds open rate as quoted by ICAP North America, Inc. (or any successor) as published by Bloomberg) in effect on such day plus 0.5%, and (iii) the sum of the Daily LIBOR Rate (as defined in the PNC Credit Agreement; essentially the rate resulting from dividing (x) the daily London Interbank Offered Rates published in the Wall Street Journal for a one month period by (y) a number equal to 1.00 minus the Board of Governors of the Federal Reserve System’s reserve percentage with respect to eurocurrency funding) in effect on such day plus 1.0%. The Borrowers may also obtain Eurodollar rate loans under the revolving line of credit. Eurodollar rate loans will accrue annual interest at a rate equal to the sum of 2.25% plus the Eurodollar Rate (as defined in the PNC Credit Agreement; essentially the rate resulting from dividing (x) the rates at which US dollar deposits are offered by leading banks in the London interbank deposit market as published by Bloomberg, by (y) a number equal to 1.00 minus the Board of Governors of the Federal Reserve System’s reserve percentage with respect to eurocurrency funding). Interest will be payable monthly in arrears for domestic rate loans and at the end of each interest period for Eurodollar rate loans. Upon and after the occurrence of an event of default, and during the continuation thereof, at the option of PNC or at the direction of a certain specified number of lenders, outstanding advances will bear interest at the interest rate set forth above for domestic rate loans plus 2% per year.

The Borrowers paid a fee of $175,000 to PNC in consideration for entering into the PNC Credit Agreement and will pay PNC a fee equal to 0.5% per year on the undrawn amount of the revolving line of credit. The PNC Credit Agreement permits voluntary prepayments of amounts borrowed and reductions or terminations of the revolving commitments pursuant to notice requirements. The Borrowers must also prepay the advances in amounts equal to the net proceeds of certain sales of collateral and the net proceeds of certain issuances of equity interest or indebtedness. The Borrowers must pay an early termination fee equal to 1% of the maximum amount of the revolving line of credit if the Borrowers prepay all advances before July 31, 2014. The PNC Credit Agreement subjects the Company to certain customary affirmative covenants and customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments, pay dividends, and merge. In addition, the PNC Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, and covenant defaults. If an event of default occurs and is continuing, amounts due under the PNC Credit Agreement may be accelerated and the rights and remedies of the lenders under the PNC Credit Agreement may be exercised.

As of June 30, 2013, the outstanding borrowings on the PNC Credit Agreement were approximately $12.0 million at an average annual interest rate of approximately 3.35% and the amount reserved for outstanding letters of credit and other reserves was $9.4 million.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities (a)	$(2,010)	$17,362
Investing activities	14,152	(15,724)
Financing activities	(4,259)	(4,703)
Effects of exchange rates on cash	(259)	(20)

Net change in cash	$7,624	$(3,085)

(a)	Net cash provided by operating activities for the six months ended June 30, 2012 includes approximately $18.7 million of net cash provided by purchased Vivendi Entertainment (“Vivendi”) working capital, which was used to partially fund the acquisition of Vivendi. Excluding the net cash flows from the purchased Vivendi working capital, net cash from operating activities would have been a use of $1.3 million for the six months ended June 30, 2012.

Operating activities. Our operating activities used net cash of $2.0 million and provided net cash of $17.4 million during the first halves of 2013 and 2012, respectively. Excluding the net cash flows from the purchased Vivendi working capital, net cash from operating activities would have been a use of $1.3 million for the first half of 2012. Our net cash used by operating activities during the first half of 2013 was primarily attributable to decreased participations and accounts payable of $14.4 million, noncash adjustments of $7.9 million, and increased advances, inventory, other current assets, and deferred advertising costs of $2.6 million, $2.1 million, $1.0 million, and $0.7 million, respectively, partially offset by decreased accounts receivable of $18.6 million and net income of $7.8 million. Our net cash provided by operating activities during the first half of 2012 was primarily attributable to decreased accounts receivable of $31.4 million and noncash adjustments of $4.5 million, partially offset by decreased accounts and participations payable of $6.5 million, increased advances and inventory of $4.9 million and $3.6 million, respectively, and our net loss of $3.4 million. Approximately $18.7 million of the net cash provided by operating activities during the first half of 2012 was generated from purchased Vivendi working capital, which was used to partially fund the acquisition of Vivendi.

Investing activities. Our investing activities provided net cash of $14.2 million and used net cash of $15.7 million during the first halves of 2013 and 2012, respectively. The net cash provided by investing activities during the first half of 2013 was primarily from the $16.4 million net proceeds from the sale of 6,017,500 shares of our investment in Real Goods Solar Class A common stock, partially offset by cash used to acquire property and equipment to maintain normal operations for $1.2 million, media content for $0.7 million, and to purchase partial ownerships of businesses for $0.3 million, net of cash acquired. The net cash used in investing activities during the first half of 2012 was used primarily for the $13.4 million cash portion of the purchase price for Gaiam Vivendi Entertainment and to acquire property and equipment to maintain normal operations for $1.4 million and media content for $0.9 million.

Financing activities. Our financing activities used net cash of $4.3 million and $4.7 million during the first halves of 2013 and 2012, respectively. The net cash used in financing activities during the first half of 2013 was for the repayment of borrowings on our line of credit for $4.3 million. The net cash used in financing activities during the first half of 2012 was used to repay a promissory note for $18.7 million in connection with the acquisition of Gaiam Vivendi Entertainment, partially offset by net borrowings on a line of credit for $14.0 million, the funds from which were used towards the acquisition of Gaiam Vivendi Entertainment and its related expenses.

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

While there can be no assurances, we believe our cash on hand, cash expected to be generated from future operations, cash that could be raised by the sale of our shelf registration stock and/or remaining investment of approximately 4.1 million shares of Real Goods Solar’s Class A common stock, available carried forward tax net operating losses, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of June 30, 2013:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$2,296	$1,246	$1,050	$—	$—
Media distribution advances	10,091	5,913	4,178	—	—

Total contractual obligations	$12,387	$7,159	$5,228	$—	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of June 30, 2013.

We have a revolving line of credit with outstanding borrowings and various letters of credit. Accordingly, any unfavorable change in interest rates could have a material impact on our results from operations or cash flows. As of June 30, 2013, if either of our Credit Agreement’s Eurodollar, LIBOR, PNC’s stated commercial, or Federal Funds Open Rates were to increase by one percentage point, our annual interest expense would increase by approximately $0.1 million, assuming constant debt levels.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of June 30, 2013, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 5.	Other Information

We have scheduled our 2013 annual meeting of shareholders for October 10, 2013 (the “Annual Meeting”). Please note that the date of the Annual Meeting has changed by more than 30 days from the anniversary of our 2012 annual meeting of shareholders.

In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended, the deadline for receipt of shareholder proposals for inclusion in our proxy statement for the Annual Meeting pursuant to Rule 14a-8 has been set at 5:00 p.m., Mountain Time, on August 23, 2013. Such proposals must contain specified information, including, among other things, information as would be required to be included in a proxy statement under Securities and Exchange Commission rules.

Also, in accordance with Rule 14a-5(f) and pursuant to the terms of our Bylaws, written notice from a shareholder interested in bringing a shareholder proposal before the Annual Meeting outside of the process set forth Rule 14a-8 or nominating a director candidate for election at the Annual Meeting must be received by us no later than 5:00 p.m., Mountain Time, on August 23, 2013 to be considered timely. Shareholder notices must contain the information required by our Bylaws.

All proposals or other notices should be addressed to us at 833 West South Boulder Road, Louisville, Colorado 80027, Attention: Corporate Secretary, Gaiam, Inc.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)

August 9, 2013	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (principal executive officer)

August 9, 2013	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith