Form 10-Q
period 2013-09-30
GAIAM, INC
filed 2013-11-12
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2013
Class A Common Stock ($.0001 par value)	17,390,512
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2013, the interim results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. These interim statements have not been audited. The balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2012.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$10,869	$9,858
Accounts receivable, net	48,942	57,533
Inventory, less allowances	33,660	29,840
Deferred advertising costs	4,577	4,324
Deferred tax assets	5,547	9,129
Receivable from related party	3	64
Advances	17,732	13,197
Other current assets	2,670	2,463

Total current assets	124,000	126,408
Property and equipment, net	23,910	23,998
Media library, net	12,867	13,090
Deferred tax assets	14,082	14,692
Goodwill	10,031	9,405
Other intangibles, net	3,923	5,608
Other assets	826	661

Total assets	$189,639	$193,862

LIABILITIES AND EQUITY
Current liabilities:
Line of credit	$15,422	$16,231
Accounts payable	28,623	26,738
Participations payable	13,862	28,046
Accrued liabilities	3,978	3,975

Total current liabilities	61,885	74,990
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 17,354,683 and 17,330,464 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2013 and December 31, 2012	1	1
Additional paid-in capital	160,157	159,614
Accumulated other comprehensive income	38	118
Accumulated deficit	(35,969)	(43,661)

Total Gaiam, Inc. shareholders’ equity	124,229	116,074
Noncontrolling interest	3,525	2,798

Total equity	127,754	118,872

Total liabilities and equity	$189,639	$193,862

See accompanying Notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net revenue	$52,798	$42,983	$153,975	$135,762
Cost of goods sold	24,144	18,912	69,481	56,574

Gross profit	28,654	24,071	84,494	79,188

Expenses:
Selling and operating	26,858	21,771	79,381	72,828
Corporate, general and administration	3,099	2,471	10,151	8,125
Acquisition-related costs	—	—	—	1,667

Total expenses	29,957	24,242	89,532	82,620

Loss from operations	(1,303)	(171)	(5,038)	(3,432)
Interest and other expense, net	(123)	(192)	(404)	(259)
Gain on sale of investment	1,975	—	18,404	—
Loss from equity method investment	—	(15,940)	—	(17,580)

Income (loss) before income taxes and noncontrolling interest	549	(16,303)	12,962	(21,271)
Income tax expense (benefit)	245	(5,377)	4,897	(6,938)

Net income (loss)	304	(10,926)	8,065	(14,333)
Net income attributable to noncontrolling interest	(184)	(231)	(373)	(96)

Net income (loss) attributable to Gaiam, Inc.	$120	$(11,157)	$7,692	$(14,429)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders:
Basic	$0.01	$(0.49)	$0.34	$(0.64)

Diluted	$0.01	$(0.49)	$0.34	$(0.64)

Weighted-average shares outstanding:
Basic	22,751	22,704	22,741	22,702

Diluted	22,765	22,704	22,741	22,702

See accompanying Notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive income (loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income (loss)	$304	$(10,926)	$8,065	$(14,333)
Other comprehensive income (loss), foreign currency translation, net of tax	18	14	(152)	10

Comprehensive income (loss)	322	(10,912)	7,913	(14,323)

Less: comprehensive income attributable to the noncontrolling interest	193	238	301	101

Comprehensive income (loss) attributable to Gaiam, Inc. shareholders	$129	$(11,150)	$7,612	$(14,424)

See accompanying Notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
	(unaudited)
Operating activities

Net income (loss)	$8,065	$(14,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,868	1,681
Amortization	4,060	4,503
Share-based compensation expense	518	776
Deferred and stock option income tax expense (benefit)	4,310	(7,085)
(Gain) loss on translation of foreign currency	42	(58)
Gain on sale of investment	(18,404)	—
Loss from equity method investment	—	17,580
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	8,628	22,030
Inventory, net	(3,891)	(10,238)
Deferred advertising costs	(1,137)	(959)
Receivable from related party	61	391
Advances	(4,535)	(6,270)
Other current assets	(378)	(721)
Accounts payable	1,868	8,282
Participations payable (b)	(14,184)	3,892
Accrued liabilities	(68)	(71)

Net cash provided by (used in) operating activities (a)	(13,177)	19,400

Investing activities
Net proceeds from sale of investment	18,404	—
Purchase of property, equipment and media rights	(2,839)	(3,046)
Purchase of businesses, net of acquired cash	(333)	(13,545)

Net cash provided by (used in) investing activities	15,232	(16,591)

Financing activities

Net borrowings (payments) on revolving line of credit	(809)	20,925
Net proceeds from issuance of stock upon exercise of options	26	—
Principal payments on debt (a)	—	(18,703)
Subsidiary’s payment of dividend to noncontrolling interest	—	(583)

Net cash provided by (used in) financing activities	(783)	1,639

Effect of exchange rates on cash	(261)	64
Net change in cash	1,011	4,512
Cash at beginning of period	9,858	14,545

Cash at end of period	$10,869	$19,057

Supplemental cash flow information
Income taxes paid	$506	$411
Interest paid	$404	$319

(a)	Net cash provided by operating activities for the nine months ended September 30, 2012 includes approximately $18.7 million of net cash provided by purchased Vivendi Entertainment (“Vivendi”) working capital, which was used to partially fund the acquisition of Vivendi. Excluding the net cash flows from the purchased Vivendi working capital, net cash provided by operating activities would have been $0.7 million for the nine months ended September 30, 2012.

(b)	Net cash provided by participations payable for the nine months ended September 30, 2012 does not include participations payments for Vivendi sales during the fourth quarter of 2011 as we didn’t acquired Vivendi until March 28, 2012. The fourth quarter is our seasonably largest sales quarter and participations payable resulting from such sales are normally not paid until the following quarter. Also, net cash used in participations payable for the nine months ended September 30, 2013 includes certain payments that were due in December 2012, but not paid until January 2013.

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2013.

Goodwill

The following table sets forth the changes in goodwill for the period December 31, 2012 through September 30, 2013 by segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Total
Balance at December 31, 2012	$2,673	$6,732	$9,405
Acquisitions	626	—	626

Balance at September 30, 2013	$3,299	$6,732	$10,031

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

3. Related Party Transactions

Under Intercorporate Services and Industrial Building Lease Agreements, in the ordinary course of business, we have billed and collected charges at least quarterly for services performed and facilities utilized by Real Goods Solar, Inc. (“Real Goods Solar” or “RSOL”). At RSOL’s request, we ceased performing services for RSOL after September 30, 2013 and the Intercorporate Services Agreement terminates on December 19, 2013.

On May 28, 2013, we sold in the public market 6,017,500 shares of our investment in Real Goods Solar Class A common stock for an average gross per share sale price of $2.7552 and total net proceeds and gain of approximately $16.4 million. Following this sale, our Chairman resigned as Chairman of RSOL’s board and, thus, we no longer had significant influence over Real Goods Solar. Therefore, we changed our accounting for our investment in RSOL from the equity to cost method. Due to this accounting method change, we will no longer report our portion of RSOL’s net earnings or losses each period. On September 13, 2013, we sold in the public market another 1,000,000 shares of RSOL for an average gross per share price of $2.00 and total net proceeds and gain of approximately $2.0 million.

At September 30, 2013, we had two subordinated loans receivable from Real Goods Solar with outstanding balances totaling $2.6 million, which bear interest at an annual rate of 10%. The present carrying value of these loans is zero. On March 27, 2013, the maturity dates for these loans were extended, with $1.0 million now due April 26, 2014 and $1.6 million due April 30, 2014. On April 23, 2013, we entered into a conversion agreement with Real Goods Solar pursuant to which the principal amount of the $1.7 million promissory note with Real Goods Solar dated March 27, 2013 was reduced by $0.1 million in exchange for 62,111 shares of Real Goods Solar’s Class A common stock. The conversion ratio was determined based on the closing market price of Real Goods Solar’s Class A common stock on the date of the conversion agreement. The $1.0 million loan includes certain customary language accelerating the maturity date upon the occurrence of certain events, such as RSOL’s insolvency or bankruptcy. Also, if RSOL completes a sale of at least $50,000 of its capital stock, then we have the option of converting all or any portion of the principal and interest owing on the loan into securities in such sale at the same purchase price as paid by other purchasers in such sale.

On November 5, 2013, we collected cash from Real Goods Solar of $2.3 million for the settlement of our two outstanding loans receivable from RSOL, less $0.2 million for our acquisition of RSOL’s tenant leasehold improvements made to our owned building in Colorado.

During the three month and nine months ended September 30, 2013, we collected loan interest from Real Goods Solar of $39 thousand and $125 thousand, which are reported in Interest and other expense, net on our condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

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

As of September 30, 2013, the outstanding borrowings on the PNC Credit Agreement were approximately $15.4 million at an average annual interest rate of approximately 3.24% and the amount reserved for outstanding letters of credit and other reserves was $11.8 million. Net unamortized deferred fees and costs associated with this PNC Credit Agreement were $0.3 million at September 30, 2013.

On October 21, 2013, the Borrowers paid in full the outstanding balance owed to PNC, $19,621,941 (inclusive of principal and interest and other fees), and terminated the underlying PNC Credit Agreement. The Borrowers also paid an early termination fee in an amount equal to $350,000. Upon termination, PNC released all liens granted in its favor on the collateral pledged under the PNC Credit Agreement. See Footnote 11. Subsequent Events.

5. Equity

During the nine months ended September 30, 2013, we issued, under our 2009 Long-Term Incentive Plan, 17,719 and 6,500 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered during 2013, and to our employees upon the exercise of stock options, respectively. We recorded the shares issued to our directors at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

The following are reconciliations from December 31, 2012 to September 30, 2013 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2012	$118,872		$(43,661)	$118	$3	$159,614	$2,798
Issuance of Gaiam, Inc. common stock and share-based compensation	543		—	—	—	543	—
Noncontrolling interest portion of subsidiary’s business combinations	426		—	—	—	—	426
Comprehensive income:
Net income	8,065	8,065	7,692	—	—	—	373
Foreign currency translation adjustment, net of taxes of $67	(152)	(152)	—	(80)	—	—	(72)

Comprehensive income	7,913	$7,913	—	—	—	—	—

Balance at September 30, 2013	$127,754		$(35,969)	$38	$3	$160,157	$3,525

6. Other Comprehensive Income (Loss)

The tax effects allocated to our other comprehensive income (loss) component, foreign currency translation, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Before-tax amount	$24	$20	$(219)	$13
Tax expense (benefit)	6	6	(67)	3

Net-of-tax amount	$18	$14	$(152)	$10

7. Share-Based Payments

During the nine months ended September 30, 2013, our employees exercised 6,500 options, and we granted 180,000 stock options under our 2009 Long-Term Incentive Plan and cancelled 2,500 stock options. Total share-based compensation expense was $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively, and are reported in Corporate, general and administration expenses on our condensed consolidated statements of operations.

8. Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,072,000 and 1,416,000 for the three months ended September 30, 2013 and 2012, respectively, and 1,537,000 and 1,379,000 for the nine months ended September 30, 2013 and 2012, respectively, from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator for basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	$120	$(11,157)	$7,692	$(14,429)
Denominator:
Weighted average shares for basic net income (loss) per share attributable to Gaiam, Inc. common shareholders	22,751	22,704	22,741	22,702
Effect of dilutive securities:
Weighted average of common stock and stock options	14	—	—	—

Denominators for diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders	22,765	22,704	22,741	22,702

Net income (loss) per share attributable to Gaiam, Inc. common shareholders – basic	$0.01	$(0.49)	$0.34	$(0.64)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders – diluted	$0.01	$(0.49)	$0.34	$(0.64)

9. Income Taxes

Income tax expense for the three months ended September 30, 2013 was increased by other permanent differences and income tax expense for the nine months ended September 30, 2013 was increased primarily due to the repatriation of cash from one of our foreign subsidiaries and other permanent differences.

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

Financial information for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net revenue:
Direct to consumer	$16,984	$15,924	$51,610	$54,415
Business	35,814	27,059	102,365	81,347

Consolidated net revenue	52,798	42,983	153,975	135,762

Contribution income (loss):
Direct to consumer	(5,426)	(3,010)	(15,150)	(9,209)
Business	4,123	2,839	10,112	5,777

Consolidated contribution loss	(1,303)	(171)	(5,038)	(3,432)

Reconciliation of contribution loss to net income (loss) attributable to Gaiam, Inc.:
Interest and other expense, net	(123)	(192)	(404)	(259)
Gain on sale of investment	1,975	—	18,404	—
Loss from equity method investment in RSOL	—	(15,940)	—	(17,580)
Income tax expense (benefit)	245	(5,377)	4,897	(6,938)
Net income attributable to noncontrolling interest	(184)	(231)	(373)	(96)

Net income (loss) attributable to Gaiam, Inc.	$120	$(11,157)	$7,692	$(14,429)

11. Subsequent Events

On October 21, 2013, we consummated the sale of GVE Newco, LLC (“GVE”), a wholly-owned subsidiary of ours comprised of our non-Gaiam branded entertainment media business, to Cinedigm Corp. (“CIDM”) for $51.5 million, comprised of $47.5 million in cash, 666,978 shares of CIDM’s Class A common stock valued at approximately $1 million, $2 million of assigned accounts receivable, and a $1 million assumed payment obligation. The sale consideration also includes a post-closing adjustment payable in cash on April 15, 2014, which is based on the final closing net working capital of GVE. We also repaid the outstanding borrowings on our PNC Credit Agreement and terminated that revolving line of credit. Following the sale, GVE will be reported as a discontinued operation, separate from our continuing operations. We retained all of our Gaiam branded health and fitness media.

On a pro forma basis, excluding the net revenue from GVE, our consolidated net revenue would have been $40.2 million and $34.2 million for the three months ended September 30, 2013 and 2012, respectively, and $120.7 million and $107.7 million for the nine months ended September 30, 2013 and 2012, respectively. Also, on a pro forma basis, excluding the net revenue from GVE, our business segment’s net revenue would have been $23.2 million and $18.2 million for the three months ended September 30, 2013 and 2012, respectively, and $69.1 million and $53.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Our brand is built around our ability to develop and offer media content, products, and lifestyle solutions to consumers in the LOHAS market. We market our media and products through a multi-channel approach including traditional media channels, direct to consumers via e-commerce, direct response television marketing (“DRTV”), subscriptions, digital streaming through Gaiam TV, and through national retailers, digital partners and corporate accounts. Our content forms the basis of our proprietary offerings, which then drive demand for parallel product and service offerings. Our operations are vertically integrated from content creation, through product development and sourcing, to customer service and distribution.

On October 21, 2013, we sold GVE, a wholly-owned subsidiary of ours comprised of our non-Gaiam branded entertainment media business, to CIDM for $51.5 million, plus a post-closing adjustment for GVE’s closing net working capital. Going forward, we intend to focus on and invest in growing our branded yoga, health, wellness, and fitness, and Gaiam TV businesses, both organically and through acquisitions. Additionally, we intend to reduce corporate and other expenses over the remainder of 2013, which will also benefit our future financial results.

We market our products and services across two segments: business and direct to consumer. GVE was part of our business segment, but in the future it will be reported as discontinued operations.

Our business segment sells directly to retailers and digital partners. Following the sale of GVE, our products were available in over 38,000 retail doors in the United States. Our business segment has also successfully expanded our brands with strategic store within store (“SWIS”) placements in all Sports Authority stores, bringing the total of our branded SWIS presentations to over 15,000 locations worldwide.

During the third quarter of 2013, the improvement in our business segment’s net revenue was driven by strong sales of Gaiam branded yoga and fitness media and accessory products and growth of existing lines of business. Due to our compliment of branded products and our number one ranking on Nielsen’s Videoscan for fitness media, we have secured category management and media aggregator roles and effectively control the yoga and fitness offerings at some of the largest retailers in the nation. This segment also continues to benefit from growth in the Gaiam Restore brand, our at-home rehabilitative and restorative offerings; Sol, our premium yoga line; and SPRI, our line of professional fitness accessories. These products continue to grow in popularity with consumers and further leverage our expansive retail footprint. We are continuing to explore ways to expand and capitalize on our strong yoga, fitness, and wellness brands.

Through its diverse media reach, the direct to consumer segment provides an opportunity to launch and support new media releases, a sounding board for new product testing, promotional opportunities, a growing subscription base, and customer feedback on Gaiam and the LOHAS industry’s focus and future.

In our direct to consumer segment, we continue to work on the category and channel expansion of the Gaiam brand by moving our e-commerce and catalog offerings towards more proprietary yoga, wellness, fitness, and apparel products. During this repositioning period, we have strategically reduced catalog circulation, which we plan to ramp back up during the fourth quarter, partly with the circulation of a new fitness only catalog. This year, we completed updates for our online and catalog platforms that deliver more engaging shopping experiences to our customers that have better positioned these businesses to grow. We are also continuing to invest in and actively market our digital subscription platform, Gaiam TV.com, which will allow us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of primarily exclusive media content. With over 5,000 exclusive video titles, Gaiam TV offers subscribers access to the world’s largest online library of yoga, fitness, and wellness videos, creating a leading streaming video provider. As for our direct response television marketing business, we plan to launch a new infomercial product for our Firm brand during the first quarter of 2014.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.7%	44.0%	45.1%	41.7%

Gross profit	54.3%	56.0%	54.9%	58.3%

Expenses:
Selling and operating	50.9%	50.7%	51.6%	53.6%
Corporate, general and administration	5.9%	5.7%	6.6%	6.0%
Acquisition-related costs	— %	— %	— %	1.2%

Total expenses	56.8%	56.4%	58.2%	60.8%

Loss from operations	(2.5)%	(0.4)%	(3.3)%	(2.5)%
Interest and other expense, net	(0.2)%	(0.5)%	(0.3)%	(0.2)%
Gain on sale of investment	3.7%	— %	12.0%	— %
Loss from equity method investment in RSOL	— %	(37.1)%	— %	(12.9)%
Income tax expense (benefit)	0.4%	(12.5)%	3.2%	(5.1)%
Net income attributable to noncontrolling interest	(0.4)%	(0.5)%	(0.2)%	(0.1)%

Net income (loss) attributable to Gaiam, Inc.	0.2%	(26.0)%	5.0%	(10.6)%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net revenue. Net revenue increased $9.8 million, or 22.8%, to $52.8 million during the third quarter of 2013 from $43.0 million during the third quarter of 2012. Excluding GVE, net revenue increased $6.0 million, or 17.7%, during the third quarter of 2013. Net revenue in our business segment increased $8.8 million, or 32.4%, to $35.8 million during the third quarter of 2013 from $27.1 million during the third quarter of 2012, due to better sales performance at our top 25 retailers. Excluding GVE, net revenue in our business segment increased $5.0 million, or 27.3%, during the third quarter of 2013. Net revenue in our direct to consumer segment increased $1.1 million, or 6.7%, to $17.0 million during the third quarter of 2013 from $15.9 million during the third quarter of 2012. Excluding DRTV, net revenue in our direct to consumer segment increased $2.4 million or 22.7%.

Cost of goods sold. Cost of goods sold increased $5.2 million to $24.1 million during the third quarter of 2013 from $18.9 million during the third quarter of 2012. Cost of goods sold in our business segment increased $3.8 million to $15.7 million during the third quarter of 2013 from $11.9 million during the third quarter of 2012 and, as a percentage of net revenue, remained consistent at 43.8% during the third quarters of 2013 and 2012. Cost of goods sold in our direct to consumer segment increased $1.4 million to $8.5 million during the third quarter of 2013 from $7.1 million during the third quarter of 2012 and, as a percentage of net revenue, increased to 50.0% during the third quarter of 2013 from 44.4% during the third quarter of 2012, primarily reflecting the decrease in sales for our direct response television marketing business, which carry lower associated cost of goods sold.

Selling and operating expenses. Selling and operating expenses increased $5.1 million, or 23.4%, to $26.9 million during the third quarter of 2013 from $21.8 million during the third quarter of 2012 and, as a percentage of net revenue, slightly increased to 50.9% during the third quarter of 2013 from 50.7% during the third quarter of 2012, primarily due to investments in our digital subscription businesses.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.6 million, or 25.4%, to $3.1 million during the third quarter of 2013 from $2.5 million during the third quarter of 2012 and, as a percentage of net revenue, increased to 5.9% during the third quarter of 2013 from 5.7% during the third quarter of 2012, primarily due to transactional costs related to our sale of GVE.

Interest and other expense, net. Interest and other expense decreased $0.1 million, or 35.9%, to $0.1 million during the third quarter of 2013 from $0.2 million during the third quarter of 2012, primarily due to interest received from Real Goods Solar during 2013.

Gain on sale of investment. Gain on sale of investment of $2.0 million during the third quarter of 2013 represents our gain recognized and net proceeds received from the sale of one million shares of our investment in Real Goods Solar’s Class A common stock. We will use a portion of our carried forward tax net operating losses to offset the resulting tax gain.

Loss from equity method investment. Loss from equity method investment was zero during the third quarter of 2013 and $15.9 million during the third quarter of 2012 and represented our portion of Real Goods Solar’s net loss for that quarter of 2012. Since we no longer have significant influence over Real Goods Solar and accordingly have changed the accounting for our investment in Real Goods Solar from the equity to the cost method, we no longer recognize our portion of Real Goods Solar’s net loss in our current year period financial results.

Net income (loss) attributable to Gaiam, Inc. As a result of the above factors, net income attributable to Gaiam, Inc. was $0.1 million, or $0.01 per share, during the third quarter of 2013 compared to a loss of $11.2 million, or $0.49 per share, during the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue. Net revenue increased $18.2 million, or 13.4%, to $154.0 million during the nine months ended September 30, 2013 from $135.8 million during the nine months ended September 30, 2012, with organic net revenue growth of $11.9 million or 8.8%. Excluding GVE, net revenue increased $12.9 million, or 12.0%, during the nine months ended September 30, 2013. Net revenue in our business segment increased $21.0 million, or 25.8%, to $102.4 million during the nine months ended September 30, 2013 from $81.4 million during the nine months ended September 30, 2012, due to better sales performance at our top 25 retailers and the acquisition of Vivendi in 2012. Excluding GVE, net revenue for our business segment increased $15.7 million, or 29.5%, during the nine months ended September 30, 2013. Net revenue in our direct to consumer segment decreased $2.8 million, or 5.2%, to $51.6 million during the nine months ended September 30, 2013 from $54.4 million during the nine months ended September 30, 2012 due primarily to decreased sales in our direct response television marketing business. Excluding DRTV, net revenue in our direct to consumer segment increased $7.0 million or 24.1%.

Cost of goods sold. Cost of goods sold increased $12.9 million to $69.5 million during the nine months ended September 30, 2013 from $56.6 million during the nine months ended September 30, 2012. Cost of goods sold in our business segment increased $9.3 million to $46.1 million during the nine months ended September 30, 2013 from $36.8 million during the nine months ended September 30, 2012 and, as a percentage of net revenue, decreased slightly to 45.0% during the nine months ended September 30, 2013 from 45.2% during the nine months ended September 30, 2012, primarily due to a shift in product sales mix. Cost of goods sold in our direct to consumer segment increased $3.6 million to $23.4 million during the nine months ended September 30, 2013 from $19.8 million during the nine months ended September 30, 2012 and, as a percentage of net revenue, increased to 45.3% during the nine months ended September 30, 2013 from 36.4% during the nine months ended September 30, 2012, primarily reflecting the decrease in sales for our direct response television marketing business, which carry lower associated cost of goods sold.

Selling and operating expenses. Selling and operating expenses increased $6.6 million, or 9.0%, to $79.4 million during the nine months ended September 30, 2013 from $72.8 million during the nine months ended September 30, 2012 and, as a percentage of net revenue, decreased to 51.6% during the nine months ended September 30, 2013 from 53.6% during the nine months ended September 30, 2012, primarily due to additional investments in our digital subscription businesses.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $2.0 million, or 24.9%, to $10.2 million during the nine months ended September 30, 2013 from $8.1 million during the nine months ended September 30, 2012 and, as a percentage of net revenue, increased to 6.6% during the nine months ended September 30, 2013 from 6.0% during the nine months ended September 30, 2012, primarily as a result of our investment in brand positioning and research for channel expansion of the Gaiam brand and transactional costs related to our sale of GVE.

Acquisition-related costs. Acquisition-related costs were zero during the nine months ended September 30, 2013 and $1.7 million during the nine months ended September 30, 2012 and were the result of our acquisition of Vivendi.

Interest and other expense, net. Interest and other expense, net increased to $0.4 million during the nine months ended September 30, 2013 from $0.3 million during the nine months ended September 30, 2012 as a result of borrowings on our line of credit, partially offset by $0.1 million of interest received from Real Goods Solar during 2013.

Gain on sale of investment. Gain on sale of investment of $18.4 million during the nine months ended September 30, 2013 represents our gain recognized and net proceeds received from the sale of approximately 7 million shares of our investment in Real Goods Solar’s Class A common stock. We will use a portion of our carried forward tax net operating losses to offset the resulting tax gain.

Loss from equity method investment. Loss from equity method investment was zero during the nine months ended September 30, 2013 and $17.6 million during the nine months ended September 30, 2012 and represented our portion of Real Goods Solar’s net loss for that period of 2012. Since we no longer have significant influence over Real Goods Solar and accordingly have changed the accounting for our investment in Real Goods Solar from the equity to the cost method, we no longer recognize our portion of Real Goods Solar’s net loss in our current year period financial results.

Income tax expense (benefit). Income tax expense during the nine months ended September 30, 2013 was increased by the repatriation of cash from one of our foreign subsidiaries and other permanent differences. Income tax benefit during the nine months ended September 30, 2012 was increased primarily due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar.

Net income (loss) attributable to Gaiam, Inc. As a result of the above factors, net income attributable to Gaiam, Inc. was $7.7 million, or $0.34 per share, during the nine months ended September 30, 2013 compared to a loss of $14.4 million, or $0.64 per share, during the nine months ended September 30, 2012.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our e-commerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. Including our investment in Gaiam TV, we estimate that our capital expenditures will total approximately $3.5 million for 2013.

On October 21, 2013, we consummated the sale of GVE, a wholly-owned subsidiary comprised of our non-Gaiam branded entertainment media business, to CIDM for $51.5 million, comprised of $47.5 million in cash, 666,978 shares of CIDM’s Class A common stock valued at approximately $1 million, $2 million of assigned accounts receivable, and a $1 million assumed payment obligation. The sale consideration also includes a post-closing adjustment payable in cash on April 15, 2014, which is based on the final closing net working capital of GVE.

Also on October 21, 2013, the Borrowers paid in full the outstanding balance owed to PNC, $19,621,941 (inclusive of principal and interest and other fees), and terminated the underlying PNC Revolving Credit Agreement, dated July 31, 2012, between the Borrowers and PNC. The PNC Credit Agreement permitted borrowings of up to $35 million based upon the collateral value of Borrower’s eligible receivables and inventory less certain other amounts and reserves. The Borrowers also paid an early termination fee in an amount equal to $350,000. The PNC Credit Agreement would have expired on July 30, 2015. Upon termination, PNC released all liens granted in its favor on the collateral pledged under the PNC Credit Agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities (a)	$(13,177)	$19,400
Investing activities	15,232	(16,591)
Financing activities	(783)	1,639
Effects of exchange rates on cash	(261)	64

Net change in cash	$1,011	$4,512

(a)

Net cash provided by operating activities for the nine months ended September 30, 2012 includes approximately $18.7 million of net cash provided by purchased Vivendi working capital, which was used to partially fund the acquisition of Vivendi. Excluding the net cash flows from the purchased Vivendi working capital, net cash provided by operating activities would have been $0.7 million for the nine months ended September 30, 2012. Additionally, the net cash used provided by operations for the nine months ended September 30, 2012 does not include participations payments for Vivendi sales during the fourth quarter of 2011 as we didn’t acquired Vivendi until March 28, 2012. The fourth quarter is our seasonably largest sales quarter and participations payable resulting from such sales are normally not paid until the following quarter. Also, net cash used in operations for the nine months ended September 30, 2013 includes certain participation payments that were due in December 2012, but not paid until January 2013.

Operating activities. Our operating activities used net cash of $13.2 million and provided net cash of $19.4 million during the nine months ended September 30, 2013 and 2012, respectively. Excluding the net cash flows from the purchased Vivendi working capital, net cash provided by operating activities would have been $0.7 million for the nine months ended September 30, 2012. The net cash used by operating activities during the nine months ended September 30, 2013 was primarily attributable to decreased participations payable of $14.2 million, noncash adjustments of $7.6 million, and increased advances, inventory, deferred advertising costs, and other current assets of $4.5 million, $3.9 million, $1.1 million, and $0.4 million, respectively, partially offset by decreased accounts receivable of $8.6 million, net income of $8.1 million, and increased accounts payable of $1.9 million. The net cash provided by operating activities during the nine months ended September 30, 2012 was primarily attributable to decreased accounts receivables of $22.0 million, increased accounts payable and participations payable of $12.2 million and our net loss plus noncash adjustments thereto of $3.1 million, partially offset by increased inventory, advances, deferred advertising costs, and other current assets of $10.2 million, $6.3 million, $1.0 million, and $0.7 million, respectively. Approximately $18.7 million of the net cash provided by operating activities during the nine months ended September 30, 2012 was generated from purchased Vivendi working capital, which was used to partially fund the acquisition of Vivendi.

Investing activities. Our investing activities provided net cash of $15.2 million and used net cash of $16.6 million during the nine months ended September 30, 2013 and 2012, respectively. The net cash provided by investing activities during the nine months ended September 30, 2013 was primarily from the $18.4 million net proceeds from the sale of 7,017,500 shares of our investment in Real Goods Solar Class A common stock, partially offset by cash used to acquire property and equipment to maintain normal operations for $1.7 million and media content for $1.2 million, and by our travel subsidiary to purchase partial ownerships of businesses for $0.3 million, net of cash acquired. The net cash used in investing activities during the nine months ended September 30, 2012 was used primarily for the $13.4 million cash portion of the purchase price for Vivendi, to acquire property and equipment to maintain normal operations for $2.1 million and media content for $1.0 million, and our travel subsidiary’s purchase of the noncontrolling interest of one of its businesses for $0.2 million.

Financing activities. Our financing activities used net cash of $0.8 million and provided net cash of $1.6 million during the nine months ended September 30, 2013 and 2012, respectively. The net cash used in financing activities during the nine months ended September 30, 2013 was primarily for the repayment of borrowings on our line of credit for $0.8 million. The net cash provided by financing activities during the nine months ended September 30, 2012 was primarily generated by net borrowings on our revolving line of credit of $20.9 million, the funds from which were mainly used towards the acquisition of Vivendi and its related expenses, partially offset by the repayment of a promissory note for $18.7 million in connection with the acquisition of Vivendi and our travel subsidiary’s dividend payment to the noncontrolling interest of $0.6 million.

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

While there can be no assurances, we believe our cash on hand, cash expected to be generated from future operations, cash that could be raised by the sale of our shelf registration stock, remaining investment in Real Goods Solar, and/or new credit facilities, and available carried forward tax net operating losses should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Contractual Obligations

We have significant commitments pursuant to operating lease agreements. The following table shows our commitments to make future payments under these agreements as of September 30, 2013. Since the sale of GVE on October 21, 2013, we no longer have significant commitments to make future payments or advances under media distribution agreements.

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$1,980	$1,211	$769	$—	$—

Risks and Uncertainties

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of September 30, 2013.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item  4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of September 30, 2013, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gaiam, Inc.
(Registrant)

November 12, 2013	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (principal executive officer)

November 12, 2013	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith