Form 10-K
period 2013-12-31
GAIAM, INC
filed 2014-03-31
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $70,643,220 as of June 30, 2013, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of March 5, 2014, 18,602,803 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2014 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

Item 1.	Business

Our Business

We are a leader in the design, creation, and marketing of products and media for consumers who are interested in yoga, fitness, and wellbeing. Additionally, we operate a subscription video on-demand service, Gaiam TV, which is dedicated to creating, acquiring, and delivering conscious media. Through our business activities, we seek to position our brand as a trusted source for information and products that are relevant to our consumers’ active lifestyles and transformational journeys. Our broad distribution network includes retail, online, and digital channels. At the end of 2013, our brands were carried by over 38,000 retail stores worldwide. Our business is vertically integrated from product design and content creation through product development and sourcing, to customer service and distribution. This efficient supply chain enables us to provide quality products at competitive prices for all of our channels.

We intend to build upon our authenticity and heritage in the yoga, fitness, wellbeing, and conscious media sectors. We believe that the size of our end markets is growing as a result of growth in yoga participation, greater awareness of health and wellness, and the success of our retail and online partners. We intend to leverage our product development, supply chain, and retail relationships to continue to expand and innovate our brand’s offerings enabling us to capitalize on the growth in our end markets.

Discontinued Operations

In the fourth quarter of 2013, we sold our non-branded entertainment media distribution operations (“GVE”) and discontinued our direct response television marketing operations (“DRTV”). We now report these businesses as discontinued operations, and, accordingly, we have reclassified their financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.

Our Products

Our products are marketed primarily under the brands Gaiam and SPRI. Gaiam’s products include yoga mats, blocks, and other yoga accessories, restorative products such as foam rollers and massage sticks, balance balls and rubber resistance products. Our professional brand, SPRI, encompasses a full line of fitness accessories including our newest line SPRI Cross Train that targets the rapidly growing high-intensity training market. These products are marketed through both our direct and business segments. We also own or license other brands that are utilized on a smaller scale within our business segment to provide retailers with additional choices of brands and price points. Although we remain focused on our brands, offering multiple brands enables us to capture incremental market share within our existing customers and to build strong single-vendor relationships with retailers seeking greater operational efficiencies. We believe that our expertise and product offerings make us a valued partner to retailers. In addition, through market and consumer research, we have learned that our brands still have significant expansion opportunity into adjacent categories such as apparel.

Our Media Content

Our media business model revolves around content production and acquisition. We have an “in-house” production studio and team which produces programming that has earned 134 Telly awards and several medals at the International New York Film Festival. We own a media production studio and authoring and editing facilities that enable us to create our own high-definition content on-site at low incremental cost. We utilize this facility to create yoga, fitness, and wellbeing content as well as a large slate of original programming for Gaiam TV. In addition to creating content, we also license rights to content primarily for use on Gaiam TV. At the end of 2013, we owned or licensed over 6,000 titles. Our content management systems allow us to deliver content to nearly any internet connected device, giving us access to growing audiences anytime, anywhere. We own all rights to the majority of our titles allowing us to continue to expand our reach as content moves into the digital age.

Gaiam TV creates and digitally delivers an extensive library of acquired, licensed, and self-produced conscious media titles on demand. Gaiam TV is a global business with subscribers in over 100 countries. Over 90% of its titles are available for streaming exclusively on our platform, and over two thirds of streaming activity is generated by content we have produced in-house.

Our Sales and Marketing Segments

We conduct our business across two segments. Our business segment customers are primarily national retailers, corporate accounts and digital media marketers. We conduct our direct to consumer business through our digital streaming, e-commerce, and catalog channels.

Business Segment

Our business segment encompasses both wholesale trade relationships as well digital content sales through third parties.

Since the inception of our retailer channel in 1998, we have increased our breadth and diversity. As of the end of 2013, our fitness accessories and media titles could be found in over 38,000 stores worldwide. We currently sell our proprietary media and other products across a variety of leading retailers, including mass merchants such as: Target, our largest customer, and Walmart; e-tailers such as Amazon.com and Drugstore.com; wholesale clubs such as Costco and Sam’s Club; media stores such as Best Buy; home furnishing stores such as Bed, Bath and Beyond; natural food stores such as Whole Foods Market; sporting goods stores such as Sports Authority and Dick’s Sporting Goods; and bookstores such as Barnes & Noble. Many of these retailers display our products in branded store-within-store lifestyle presentations that may include custom fixtures that we design. We implemented our first store-within-store concept late in 2000 and the concept had grown to approximately 14,500 stores by the end of 2013. Our branded products and yoga, fitness, and wellbeing media titles are distributed by our licensee in Canada, by our subsidiary Gaiam PTY in Australia, and directly by us, through a third-party logistics provider, in the United Kingdom.

We also distribute our digital media content over the Internet and on mobile devices, such as iPads and other tablets. Our media partners include Google, YouTube, Amazon, Vudu, and iTunes. All of our licensing arrangements require our branding to be prominent on the programming and are subject to royalty agreements with our performing artists. While licensing the rights to manufacture and distribute some of our media lowers recognized revenue, it also offers greater contribution margins.

We intend to continue seeking new licensees for our brands internationally as well as additional digital distribution partners.

Direct to Consumer Segment

We use e-commerce to sell our products and to provide information on LOHAS (lifestyles of health and sustainability). We promote our website through our visual media, catalogs, print publications, product packaging and Internet links. We provide customer support for e-commerce sales from our in-house call center, which is a key benefit for our e-commerce customers. Having an e-commerce presence and loyal customers is a competitive advantage as media continues to move more to digital download, streaming and subscription services. We offer a variety of LOHAS products directly to the consumer through our catalogs and through some consumer lifestyle publications. Our customer demographics are attractive as our customers have a median income of about $80,000 and most are college educated.

Gaiam TV is a global digital video streaming service with over 6,000 conscious media titles and subscribers in over 100 countries. Over 90% of its titles are available for streaming exclusively for Gaiam TV through almost any internet connected device.

Our Operations

Sales Channels, Product Development and Sourcing

We sell our branded products across various sales channels. Non-proprietary products are only available through our e-commerce and catalog channels. We use our e-commerce and catalog channels to test products before we develop them under our brand and distribute them through our other sales channels. Because we use a multi-channel approach to our business, we are able to leverage our media and product development costs across all channels of our business.

Our proprietary offerings are designed by our development team and sourced both domestically and internationally by our merchandisers through third party suppliers that produce these products to our specifications. We design our products to supply information, enhance customers’ lifestyles and experiences, and provide healthy, natural solutions while being eco-friendly and promoting a sustainable economy. We also screen the environmental and social responsibility of our suppliers. In order to minimize risk, we often identify an alternate supplier for our products in a separate location.

Customer Service

We focus on building and maintaining customer relationships that thrive on loyalty and trust. We maintain a “no-risk guarantee” policy, whereby we provide a customer a full refund for our products that are returned at any time, for any reason. We have established a “most valued customer” program, which extends added benefits to our most loyal e-commerce and catalog customers. Our in-house customer service department includes product specialists who have specific product knowledge and assist customers in selecting products and solutions that meet their needs. We employ telephone routing software that directs each call to the appropriate representative. Our policy is to ship orders no later than the next business day. We believe that by offering exceptional customer service we encourage repeat purchases by our customers, enhance our brand identity and reputation, and build stronger relationships with our customers.

Established Infrastructure

We have a distribution center centrally located near Cincinnati, Ohio. This distribution center provides fulfillment for much of our current domestic business needs and has the capacity to support the growth of our business. The center’s central U.S. location allows us to achieve shipping cost efficiencies to most locations. The center is also located within 30 minutes of several major shipping company hubs. We use a supply chain management system that supports our entire operation, including fulfillment, inventory management, and customer service. Our fulfillment center is connected to our other facilities by a state-of-the art voice-over-Internet telecom network that allows us to maintain a high degree of connectivity within our organization.

Our Growth Strategies

Streamline and Focus Our Business

Having sold our non-branded entertainment media distribution operations in October 2013 and having discontinued our direct response television marketing operations, we are restructuring our business around our core yoga, fitness, and wellbeing operations as well as Gaiam TV. We expect that by divesting of non-core assets, we can deliver operational synergies from streamlining our organization and dedicating management oversight to each of the two core operating business segments. Gaiam TV continues to grow and we have built a highly skilled team that manages the Gaiam TV operations.

Expand our Media Content Offering

Proprietary and authentic content lies at the core of our business model. In the yoga, fitness, and wellbeing market, our media offerings help establish us as an authority and have given us the leading market share in the fitness media market according to Nielsen VideoScan. Our primary focus is on leveraging our content and branded lifestyle offerings through various channels, including traditional and digital media, catalogs, the Internet, and national retailers. We believe that within the market, our deep content library combines with our product offerings to provide lifestyle solutions to our consumers. Although the physical media market is in decline, our strong retail relationships, content creation capabilities, physical products, and digital distribution activities will enable us to maintain our leading market share in fitness media. Media consumption has shifted dramatically in recent years, and has led us to focus more on short-form content development, particularly in the yoga, fitness, and wellbeing market. This content is more readily adapted to digital distribution channels. In addition, short-form content can be complementary to our yoga and fitness accessories, and helps us deliver to our consumers a complete solution to their needs.

We will continue to develop authentic content that caters to the conscious media lifestyle and distribute it primarily in digital formats, and also to accelerate our efforts in the international and online categories. During 2013, we acquired My Yoga Online, the largest on-line yoga video streaming subscription business in Canada with a content library of over 1,000 video titles and an active on-line, international community.

We have expanded our visual media offerings internationally and plan to continue to grow this opportunity. We have also broadened the variety of formats we offer by making our content available online to our consumers in transactional purchase and subscription services.

Digital Delivery of Media Products

In order to capitalize on the shift from DVD to digital distribution, we have digitized our entire media library. We sell our media through digital distribution partners, such as Amazon, YouTube, Vudu, iTunes, and other major digital providers. Gaiam TV subscribers are able to browse and stream extensive conscious media content, as well as create customized yoga and fitness playlists based on level of expertise, instructors, interests or desired time commitment. The platform accommodates multiple consumer access points through virtually all Internet-connected devices.

We have invested in our in-house studios, digital asset management system and digital delivery platforms, to allow us to produce and distribute digital content at low incremental costs. To date, we made available over 6,000 titles that consumers may download through digital retailers or stream via Gaiam TV. We intend to use all of our current sales platforms to direct customers to our comprehensive digital offerings and clubs.

Strengthen our Lifestyle Brand

Our goal is to maintain our brand as an authority in the LOHAS market, and focus on our core heritage in yoga, fitness, and wellness and conscious media. We plan to strengthen our brand by continuing to develop new and innovative products, growing our media, making our brand more prominent across our direct to consumer efforts, focusing on category management initiatives, increasing our store-within-store presence across national retailers, increasing our marketing and public relations efforts, and maintaining our high level of customer service.

Expand our Proprietary Products

Excluding our partially owned subsidiaries, our proprietary products, which we introduced in 1997, represented approximately 93% of our revenues in 2013. These products carry a higher margin, provide for branding opportunities, and distinguish us from our competitors. We currently support the LOHAS lifestyle with proprietary products in yoga and fitness, health and wellness, and conscious media. We have also expanded our media library to over 6,000 titles through acquisitions and internal development. We will continue to develop and market proprietary products across the LOHAS sectors. Today, our brands Gaiam and SPRI represent the majority of our proprietary offerings, and we will continue to seek opportunities to innovate within our existing brand portfolio as well as to extend these brands into adjacent markets. Our recent launch of SPRI CrossTrain fitness equipment targeted at the high-intensity exercise market represents the kind of innovation we seek to deliver through our existing channels. We are currently preparing to extend our brand into the active apparel market. We will also continue to look for additional library or business acquisitions as we expand our content across the conscious media market. We are strengthening our supply chain globally by sourcing a greater number of products offshore and leveraging our expanding media sales to obtain lower costs from our replicators. We leverage our product development costs over all sales channels.

Capitalize on our Market Share Positioning

According to Nielsen’s Videoscan, since 2004 we more than doubled our U.S. DVD market share in the fitness/wellness category to approximately 39% in 2013. At the end of 2013, we were ranked 1st in the U.S. in the fitness DVD category. We have secured a yoga and fitness category management role and effectively control such offerings at some of the largest retailers in the nation. We are now expanding this category management concept to other specialty channels. Assuming this category management role improved our revenues and profits and expanded our exposure in the yoga and fitness category. This category management program is currently in over 5,500 retail doors.

Capitalize on our Multi-channel Approach

Our multi-channel strategy affords us the broadest possible customer reach, as well as allowing our customers to buy from us “what they want, when they want, where they want.” This approach makes purchasing our LOHAS products convenient regardless of the channel that a customer prefers. It also allows us to exploit segments of our customer base across channels to develop deeper, longer-lasting relationships with them, and to convert them from purchasers of individual media products into subscribers to our online content on a recurring basis. Additionally, this diversified, strategic approach should provide for continued operational and business stability as we have the ability to cross-market lifestyle products and services regardless of the customer location or the channel to which we are marketing.

In our direct to consumer segment, we are open 24 hours a day, offering products on our Internet sites. Our direct businesses (e-commerce, catalog, and subscription) are better positioned to grow as a result of platform updates that promote more solutions-based (versus transaction-based) interactions, which deliver more engaging shopping experiences for our customers. As we increase the depth of media and functionality available to our consumers, our Internet presence will transform from being merely a place to “order” product to a place to “consume” it in real-time as digital downloads become more mainstream. This will allow our customers to both stream or download content, as well as buy products focused on these solution-based areas: yoga and fitness; health and wellness; personal development, inspiration and mediation, and meaningful documentaries.

In our business segment, we continue to expand our presence in national retailers and currently have placements in over 38,000 retail doors worldwide. We also continue to expand our store-within-store concept in a variety of stores, including Target, Sports Authority, Dick’s Sporting Goods, Whole Foods Market, Best Buy, REI, Barnes & Noble Bookstores, and other national retailers. We currently have over 14,500 stores within stores concepts. As digital has become more main stream, our strong relationships with retailers have allowed us to migrate our media and products to retailers’ Internet sales channels.

Improve our Profit Margins

We believe we can improve our profit margins with several distinct strategies. First, we will seek to focus and streamline our business having recently divested our entertainment media distribution operations and discontinued our DRTV operations. This process will include finding additional supply chain efficiencies as well as leveraging our growing scale in the yoga, fitness, and wellbeing marketplace. We will also continue to focus our sales strategy on media that carries high gross margins. We continue to establish ourselves as “the brand” in the yoga, fitness, and wellbeing markets, as well as in the conscious media market.

We entered the subscription market in 2007 and have since expanded our presence with the launch of Gaiam TV. The subscription business carries over 85% gross margin and connects our media content directly to the consumer. We expect to continue to invest in this channel. We believe that with the widespread adoption of broadband Internet connectivity in the consumer marketplace, coupled with our specialized media library and loyal direct customer base, we have an opportunity for strong growth at high margins as digital downloads of media become more mainstream.

With our state-of-the-art, in-house studios and post production facilities, we will continue to focus on producing lower cost yoga and fitness media, LOHAS content, and web downloads. In addition, we have, and will continue to optimize and focus our catalog circulation towards more fitness and apparel.

Complement our Existing Business with Selective Strategic Acquisitions

Our growth strategy is not dependent on acquisitions. However, we will consider strategic acquisitions that complement our existing business, increase our media and related product offerings, expand our geographical reach, extend our channel distribution, and/or add to our direct customer base. We especially focus on companies with media content, brand identity, and consumer bases that augment our existing operations. We often allow some of the acquired company’s management team to retain responsibility for front-end business functions, such as creative presentation and marketing, while consolidating operational functions under our existing infrastructure when we can realize economies of scale.

Our Reporting Segments

We have two reportable segments: the business segment, which includes sales to businesses, retailers, international licenses, corporate accounts and media outlets; and the direct to consumer segment, which includes e-commerce, catalogs, and digital subscription services.

During 2013, the business and direct to consumer segments represented 66.5% and 33.5% of our net revenues, respectively. Our business segment is dependent upon a few major customers for a significant portion of its revenues. See Note 11 to our consolidated financial statements for further information on our segments.

Our Intellectual Property

Our trade name, Gaiam, and various product and Internet domain names are subject to trademark or pending trademark applications of Gaiam or a Gaiam company. We believe these trademarks are significant assets to our business.

Our Competition

We believe that fragmented supplier and distribution networks continue to characterize the LOHAS market, and we are not aware of a dominant leader. According to Nielson’s VideoScan, we continue to be the leader in fitness/wellness media with a 39% market share. We believe the principal competitive factors in the LOHAS market are brand authenticity and recognition, unique content and distinctiveness of products and services, quality of product, price, and distribution capabilities. We believe we compete favorably on all these relevant factors. Because we use multi-channel distribution for our products, we compete with various producers of similar products and services. Our competitors in the accessories market are Icon Health and Fitness, GoFit, Sklz, Manduka, JadeYoga, and numerous other small, local and regional businesses, and product lines or items offered by large retailers. In the media market, our principal competitors include Anchor Bay Entertainment, Lions Gate Entertainment, and many smaller media producers.

Our Competitive Advantage

We believe we have a number of advantages over our competitors, including the following:

•

Brand Recognition and Authenticity. Our brand is readily recognized as a leader in our industry. We continue to develop authentic products and content for the LOHAS market, particularly in the categories of fitness/wellness and conscious media. With over 15 years in the yoga and well being market, our reputation and longevity in the LOHAS marketplace makes us the first choice for many consumers.

•

Unique Vertical Media Content Business Model. We believe we have a competitive advantage with our unique media content business model, which is vertically integrated from content production through digital distribution. With our in-house studios, post production facility, and digital asset management distribution system, we can produce new content at a very low incremental cost.

•

Multi-channel Distribution Capabilities. Our products are accessible by our customers when, where and how ever they want them. Customers may purchase and receive our products from retail stores, the Internet, catalogs, web subscriptions, or digital streaming. Our retail distribution currently reaches over 38,000 retail doors worldwide. In retailer locations, we are pairing our media content with our other product offerings to create a unique display and merchandising opportunity for our brand, which we call a store-within-store. We currently have over 14,500 of these displays across the country, allowing the consumer to find a Gaiam “home” where they shop.

•

Market Share. We maintain a leading market share in yoga and fitness media at retail, which reflects the popularity of our content with consumers and the quality of our strategic partnerships with key retailers. We currently have a 39% market share in fitness according to Nielsen VideoScan. As a result of this leading market position, we have been successful in becoming the category manager for yoga and fitness media in over 5,500 retail doors. This role uniquely positions Gaiam as a close partner with retailers and provides us the opportunity to manage the entire fitness category at these locations.

•

Owned Content. As media content distribution continues to move to a digital online model, the fact that we own all rights to the majority of our titles will permit us to offer them through any channel of distribution. We have over 10 million customers that have purchased directly from Gaiam to whom we can market digital content as the online and mobile digital format becomes more mainstream.

•

Unique Products. Our in-house marketing and product development team leads our development of unique and innovative products unavailable under other brands. In the yoga category, we continually source new and different materials and patterns for our core yoga offerings. Our recent success in wellbeing has been driven by new rehabilitative products marketed under Restore by Gaiam and SPRI Dynamic Recovery. We continually research the trends in all of our markets, and believe that we can continue to develop innovative products and content that address the changing needs of our consumers.

Our Employees

As of February 28, 2014, we employed approximately 267 full-time and 10 part-time individuals. None of our employees are covered by a collective bargaining agreement.

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

We generally collect sales taxes only on sales to residents of states in which we have nexus. Currently, we collect sales taxes on certain sales to residents of Colorado, Illinois, New York, Ohio, and Texas. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect sales taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected. Our business is also subject to a number of other governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, merchandise that we import is subject to import and customs duties and, in some cases, import quotas.

Seasonality

See the “Quarterly and Seasonal Fluctuations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information pertaining to the seasonal aspects of our business.

Available Information

Our corporate website at www.gaiam.com provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our www.gaiam.com website also features a library of information and articles on personal development and healthy lifestyles, along with an extensive offering of media, products and services. We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Form 10-K, 10-Q and 8-K and amendments thereto. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

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

The loss of the services of our key personnel could disrupt our business

We depend on the continued services and performance of our senior management and other key personnel, particularly Jirka Rysavy and Lynn Powers, who intends to retire once a replacement is identified and transitioned into Gaiam. A loss of one or more of the members of our senior management or key personnel, without suitable replacements, could severely and negatively impact our operations. Our strategy of allowing the management teams of some acquired companies to continue to exercise significant management responsibility for those companies makes it important that we retain key employees, particularly the sales and creative teams, of the companies we might acquire. Hiring qualified management is difficult due to the limited number of qualified professionals in the industry in which we operate. Failure to attract and retain personnel, particularly management personnel, could materially harm our business, financial condition, and results of operations.

Our founder and chairman Jirka Rysavy controls us

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 648,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 75% of our voting stock and, thus, is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

Our future cash flows may not be sufficient to meet our obligations and we may have difficulty obtaining financing

Our cash balance at December 31, 2013 was $32.2 million, primarily due to recent sales of certain investments. We presently do not have any financing arrangements in place to assist us in meeting our obligations. There can be no assurance in the future whether we will generate sufficient cash flow from operations to meet our obligations or whether we would be able to secure financing or other sources of funds, such as from the sale of our shelf registration stock or investments in Real Goods Solar, Inc., and Cinedigm Corp. Class A common stock, should the need arise.

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

Government regulation of the Internet and E-commerce is evolving and unfavorable changes could harm our business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and E-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, pricing, content, copyrights, distribution, consumer protection, the provision of online payment services and quality of products and services. Many of the fundamental statutes and regulations applicable to our business were established before the adoption and growth of the Internet and e-commerce. There is lack of clarity on how existing laws and regulations governing issues such as property ownership, sales and other taxes and personal privacy apply to the Internet and E-commerce. Unfavorable resolution of these issues may harm our business.

Specifically, the application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to e-commerce businesses such as ours and our customers is a complex and evolving issue. In many cases, it is not clear how existing tax laws and regulations apply to the Internet and E-commerce. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. We generally collect sales taxes only on sales to residents of states in which we have nexus. Currently, we collect sales taxes on certain sales to residents of Colorado, Illinois, New York, Ohio, and Texas. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states and other jurisdictions have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected. Further, a successful assertion by one or more states or other jurisdictions requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

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

Relying on our centralized fulfillment center could expose us to losing revenue

Prompt and efficient fulfillment of our customers’ orders is critical to our business. Our facility in Cincinnati, Ohio handles a portion of our fulfillment functions and some customer-service related operations, such as returns processing. Many of our orders are filled and shipped from the Cincinnati facility. The balance is shipped by third party fulfillment centers or directly from suppliers. Because we rely on a centralized fulfillment center, our fulfillment functions could be severely impaired in the event of fire, extended adverse weather conditions, transportation difficulties or natural disasters. Because we recognize revenue only when we ship orders, interruption of our shipping could diminish our revenues.

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

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources

Because our Class A common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Louisville, Colorado. Our fulfillment center is located in the Cincinnati, Ohio area. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration
Louisville, CO	149,044 sq. ft.	Headquarters and studios	Owned
Cincinnati, OH	208,120 sq. ft.	Fulfillment center	June 2016
New York, NY	12,700 sq. ft.	Closed (former entertainment media office)	March 2015
Libertyville, IL	7,691 sq. ft.	Office	December 2014

We rent to third parties approximately 61,400 square feet of our building space located in Colorado. Our existing fulfillment center lease has renewal options permitting the extension of the lease for up to an additional three years. As a result of our divestiture of our non-branded entertainment media operations and our discontinuance of our DRTV operations, in the fourth quarter of 2013 we closed our office in New York, NY and recognized an expense representing the cumulative remaining obligation under that lease agreement, net of expected recoveries from sublease agreements. We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

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

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 5, 2014, we had 4,209 shareholders of record and 18,602,803 shares of $.0001 par value Class A common stock outstanding, and we had 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price data for our Class A common stock for the period indicated:

	High	Low
Fiscal 2013:
Fourth Quarter	$6.74	$4.99
Third Quarter	$6.06	$4.45
Second Quarter	$4.94	$3.70
First Quarter	$4.54	$2.95
Fiscal 2012:
Fourth Quarter	$3.50	$2.23
Third Quarter	$4.02	$3.26
Second Quarter	$4.28	$3.65
First Quarter	$4.28	$3.03

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

We paid the 2010 and 2011 declared dividends during 2010, and no dividends have since been declared or paid.

Sales of Unregistered Securities

We issued 1,055,000 shares of our Class A common stock into escrow as partial payment of an acquisition we completed during 2013. The escrowed shares will be held by the escrow agent to secure the indemnification obligations and certain other obligation under the agreement. On April 30, 2014, the escrow agent will release the escrowed shares, less any shares released or held in connection with any indemnification claims under the agreement. Any shares not ultimately released to the seller will be released to us and cancelled.

The issuance of the securities described above was exempt from registration under Section 4(a)(2) of the Securities Act because (a) the seller represented in writing that it acquired the securities for its own accounts, for investment purposes only and not with a view to sell them, (b) the issuance was not effected through any general solicitation or general advertising, (c) the seller had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of an investment in Gaiam, Inc., (d) a legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,662,450	$5.65	1,678,434
Equity compensation plans not approved by security holders	—	—	—

Total	1,662,450	$5.65	1,678,434

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2013, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2008, and also shows the relative stock performances of our Class A common stock commencing with Gaiam’s initial public offering on October 29, 1999 until December 31, 2008. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market (U.S. Companies) Index and (b) a media peer group, comprised of Martha Stewart Living Omnimedia, Inc.; The Walt Disney Company; and Lions Gate Entertainment Corp. Although total return for the assumed investment reflects a reinvestment of all dividends on December 31st of the year in which such dividends are paid, no cash dividends were paid on our common stock until the two dividends we paid in 2010. Our Class A common stock is quoted by The NASDAQ Stock Market’s Global Market under the trading symbol GAIA.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

We derived the selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and consolidated balance sheet data as of December 31, 2013 and 2012 set forth below from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 and consolidated balance sheet data as of December 31, 2011, 2010 and 2009 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. During 2013, we sold our non-Gaiam branded entertainment media distribution operations and discontinued our DRTV operations. We now report these businesses as discontinued operations, and, accordingly, we have reclassified the selected financial data for all periods presented to reflect them as such.

The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K. Until December 31, 2011, we accounted for our investment in Real Goals Solar as a consolidated subsidiary.

	Years ended December 31,
(in thousands, except per share data)	2013 (c)(d)	2012 (b)	2011 (a)	2010 (a)	2009 (a)
Consolidated Statements of Operations Data:
Net revenues	$155,463	$127,242	$223,691	$204,017	$198,416
Cost of goods sold	90,155	70,723	144,835	122,917	119,760

Gross profit	65,308	56,519	78,856	81,100	78,656

Expenses:
Selling and operating	64,657	56,292	73,525	64,574	74,062
Corporate, general and administration	11,249	10,400	11,828	10,772	11,165
Acquisition-related costs	76	—	2,393	—	—
Other general income and expense	10,967	—	22,456	—	—

Total expenses	86,949	66,692	110,202	75,346	85,227

Income (loss) from operations	(21,641)	(10,173)	(31,346)	5,754	(6,571)
Interest and other income (expense)	2,421	(86)	(90)	1,291	(1,524)
Gain on sale of investment	25,096	—	—	—	—
Loss from equity method investment	—	(18,410)	—	—	—
Loss from deconsolidation of subsidiary	—	—	(4,550)	—	—

Income (loss) before income taxes	5,876	(28,669)	(35,986)	7,045	(8,095)
Income tax expense (benefit)	25,974	(9,444)	(10,713)	2,192	(4,225)

Net income (loss) from continuing operations	(20,098)	(19,225)	(25,273)	4,853	(3,870)
Income from discontinued operations, net of tax	(1,995)	6,648	3	216	3,653

Net income (loss)	(22,093)	(12,577)	(25,270)	5,069	(217)
Net (income) loss attributable to noncontrolling interest	(659)	(305)	398	(794)	513

Net income (loss) attributable to Gaiam, Inc.	$(22,752)	$(12,882)	$(24,872)	$4,275	$296

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic:
From continuing operations	$(0.90)	$(0.86)	$(1.08)	$0.17	$(0.14)
From discontinued operations	(0.09)	0.29	0.00	0.01	0.15

Basic net income (loss) per share attributable to Gaiam, Inc.	$(0.99)	$(0.57)	$(1.08)	$0.18	$0.01

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—diluted:
From continuing operations	$(0.89)	$(0.86)	$(1.08)	$0.17	$(0.15)
From discontinued operations	(0.09)	0.29	0.00	0.01	0.16

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.98)	$(0.57)	$(1.08)	$0.18	$0.01

Weighted-average shares outstanding:
Basic	22,972	22,703	23,126	23,226	23,306

Diluted	23,115	22,703	23,126	23,383	23,378

	As of December 31,
(in thousands)	2013 (c)	2012 (b)	2011 (b)	2010 (a)	2009 (a)
Consolidated Balance Sheet Data:
Cash	$32,229	$9,858	$14,545	$28,773	$48,325
Working capital	60,540	51,418	62,217	95,006	94,910
Total assets	140,002	197,231	163,290	207,433	211,849
Total liabilities	34,712	78,359	32,116	38,671	44,322
Total equity	105,290	118,872	131,174	168,762	167,527

(a)	Until December 31, 2011, we accounted for our investment in Real Goods Solar as a consolidated subsidiary.
(b)	On December 31, 2011, as a result of a decrease in our voting ownership to 37.5%, we converted our accounting for Real Goods Solar from consolidated subsidiary to equity method investment. Thus, our consolidated balance sheet data at December 31, 2011 and beyond excludes Real Goods Solar’s consolidated balance sheet and our consolidated statement of operations data for 2012 presents Real Goods Solar on an equity method investment basis.
(c)	During May 2013, as a result of a decrease in our voting ownership to less than 20% and the resignation of our chairman from his position as Chairman of the Board for Real Goods Solar, we changed the accounting for our investment in Real Goods Solar from the equity to cost method. Thus, our consolidated balance sheet data at December 31, 2013 and our consolidated statement of operations data for 2013 reports Real Goods Solar as a cost method investment. See Note 3 to our consolidated financial statements for 2013.
(d)	During 2013, we recognized $11.0 million for certain impairments and restructuring costs, $2.0 million net loss from discontinued operations due to the closure of our DRTV business, and the sale of GVE and a $25.0 million gain on the sale of stock. We also recorded a $23.2 million charge to income tax expense to provide a valuation allowance against our deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Discontinued Operations

During 2013, we sold our non-branded entertainment media distribution operation and discontinued our DRTV operations. We now report these businesses as discontinued operations, separate from our continuing operations. The following management discussion and analysis of financial condition and results of operations is for our continuing operations, unless indicated otherwise.

Overview and Outlook

We are a leader in the design, creation, and marketing of products and media for consumers who are interested in yoga, fitness, and wellbeing. Additionally, we operate a subscription video on-demand service, Gaiam TV, which is dedicated to creating, acquiring, and delivering conscious media. Through our business activities, we seek to position our brand as a trusted source for information and products that are relevant to our consumers’ active lifestyles and transformational journeys. Our broad distribution network includes retail, online, and digital channels. At the end of 2013, our brands were carried by over 38,000 retail stores worldwide. Our business is vertically integrated from product design and content creation through product development and sourcing, to customer service and distribution. This efficient supply chain enables us to provide quality products at competitive prices for all of our brands.

We intend to build upon our authenticity and heritage in the yoga, fitness, wellbeing, and conscious media sectors. We believe that the size of our end markets is growing as a result of growth in yoga participation, greater awareness of health and wellness, and the success of our retail and online partners. We intend to leverage our product development, supply chain, and retail relationships to continue to expand and innovate our brand’s offerings enabling us to capitalize on the growth in our end markets.

On October 21, 2013, we sold GVE Newco LLC (“GVE”), a wholly-owned subsidiary of ours comprised of our non-branded entertainment media business, to Cinedigm Corp. (“CIDM”), for $51.7 million, plus a post-closing adjustment for GVE’s closing net working capital that is currently being negotiated by the parties. Going forward, we intend to focus on and invest in growing our branded yoga, fitness and wellbeing, and video subscription streaming businesses, both organically and through acquisitions.

We market our products and services across two segments: business and direct to consumer. GVE was part of our business segment and DRTV was part of our direct to consumer segment, and now both are reported as discontinued operations.

Our business segment sells directly to retailers, digital partners, and corporate accounts. Following the sale of GVE, our products were available in over 38,000 retail doors worldwide. Our business segment has also successfully expanded our brands with strategic store-within-store placements in all Sports Authority stores, bringing the total of our branded store-within-store presentations to over 14,500 locations worldwide.

During 2013, the improvement in our business segment’s net revenue, which grew over 22%, was driven by strong sales of Gaiam branded yoga and fitness accessory products, SPRI accessory products, and growth of existing lines of business. Within our Gaiam branded business, Restore by Gaiam, our at-home rehabilitative and restorative offerings grew significantly at existing accounts and gained additional placement in national retailers in the sporting goods, mass, and grocery segments. Our core yoga and fitness products also grew strongly, posting double-digit percentage gains at some of our largest customers. During the year, we prioritized our initiative of expanding SPRI, our line of professional fitness accessories historically sold primarily to the commercial segment, to our consumer retail accounts. We launched the brand in one of our largest national accounts, and continued aggressively growing existing placement in the sporting goods segment. Additionally, we launched a new line of accessories under the brand SPRI CrossTrain in the fourth quarter. These accessories target the rapidly growing high intensity training market, and are now available nationally at Sports Authority.

Our business segment’s net revenue was impacted by declines in DVD media. While we maintain our category management and media aggregator roles with some of the largest retailers in the country and our number one ranking on Nielsen’s Videoscan for fitness media, the shift in media consumption from DVD to digital continues to impact the DVD market. We believe that our strong brand equity in fitness media combined with our category management and media aggregator roles best position us to continue leveraging our media assets. We generate strong gross margins from our media business, and with our digital business still growing strongly, are committed to the media portion of our business.

Our direct to consumer segment gives us the ability to test, launch, and support new products, and through direct relationships with our customers, allows us to promote our products, grow out digital subscription and steaming customer base, and gather customer feedback on Gaiam and the LOHAS industry.

In our direct to consumer segment, we continue to work on the category and channel expansion of the Gaiam brand by moving our e-commerce and catalog offerings towards more proprietary yoga and fitness, health and wellness, and apparel products. This year, we completed updates for our e-commerce platform that deliver more engaging, focused, and simplified shopping experiences to our customers. Our re-designed website has allowed us to stay even more connected with and accessible to our customers, including through user friendly mobile designs for Apple and Android devices. We continue to expand our e-commerce offerings with unique products that are only available online and that complement our core Gaiam product lines. We plan to continue to grow our offerings for video, interactive, and mobile devices as these initiatives enable us to better leverage our e-commerce and catalog products.

We are also continuing to invest in and actively market our subscription video streaming business, Gaiam TV (GaiamTV.com). In late 2013, we acquired My Yoga Online (“My Yoga”), Canada’s largest online yoga video streaming subscription business, to merge it with Gaiam TV. With a subscription price the same as Gaiam TV, $9.95 per month, My Yoga is a perfect complement to Gaiam TV’s offerings and well aligned with the Gaiam brand. Now with over 6,000 video titles, Gaiam TV offers subscribers access to the world’s largest online library of yoga and fitness, health and wellness, and conscious media videos.

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

Allowances for Doubtful Accounts and Product Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles consist of customer related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a goodwill reporting unit level. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount. If it is determined that the fair value for a goodwill reporting unit is more likely than not greater than the carrying amount for that goodwill reporting unit, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of a goodwill reporting unit with its carrying amount, including goodwill. If the estimated fair value of a goodwill reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a goodwill reporting unit exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

Investments

We account for investments in equity securities that have readily determinable fair values that are not trading securities as available-for-sale securities. Unrealized changes in the fair value of an available-for-sale security are reported in accumulated other comprehensive income, net of tax, until disposed of or determined to be other-than-temporarily impaired, at which time the realized changes are reported in our statement of operations. At December 31, 2013, we had an equity investment with an estimated fair value of $1.3 million, based on its public stock trading price on that date, reported in other assets on our consolidated balance sheet.

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

Media Library

Our media library asset represents the fair value of libraries of media acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to catalog, e-commerce, and subscription customers. We amortize the fair value of acquired or purchased media titles and content on a straight-line basis over succeeding periods on the basis of their estimated useful lives. We defer capitalized production costs for financial reporting purposes until the media is released, and then amortize these costs over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate.

Revenue

Revenue primarily consists of sales of products, media licensing, and media distribution. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We recognize distribution fees from our non-branded entertainment media distribution business and certain other media distribution operations on a net revenue basis. For these media distribution sales, we do not take title to the related product sold as the inventory is owned by the studios or content producers and sold by us under distribution agent agreements. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenue arising from the product sale. We present revenue net of taxes collected from customers.

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

Share-Based Compensation

We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the grant date fair value. In estimating this fair value, there are certain assumptions that we use, as disclosed in Note 8. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

Results of Operations

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

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to approximately 37.5% and, thus, we no longer had financial control of Real Goods Solar, but retained significant financial influence. Accordingly, we deconsolidated Real Goods Solar and reported it as an equity investment on our consolidated statement of operations for year ended December 31, 2012 and as a consolidated subsidiary for the year ended December 31, 2011. During May 2013, as a result of a decrease in our voting ownership to less than 20% and the resignation of our chairman from his position as Chairman of the Board for Real Goods Solar, we changed the accounting for our investment in Real Goods Solar from the equity to cost method. Thus, our consolidated balance sheet data at December 31, 2013 and our consolidated statement of operations for 2013 reports Real Goods Solar as a cost method investment. See Note 3 to our consolidated financial statements for 2013.

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2011 presents our consolidated results of operations giving pro forma effect to the deconsolidation of Real Goods Solar as if it had occurred on January 1, 2011 (RSOL Deconsolidated). This pro forma financial statement should be read in connection with our historical consolidated financial statement for the year ended December 31, 2011, which is also presented below (RSOL Consolidated).

We have made pro forma adjustments based on currently available information, estimates and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this deconsolidation on our historical financial information.

The following are our unaudited pro forma consolidated statements of operations for the years ended:

	RSOL Deconsolidated (a)			RSOL Consolidated (b)
(in thousands, except per share data)	2013	2012	2011	2011
Net revenue	$155,463	$127,242	$114,434	$223,691
Cost of goods sold	90,155	70,723	63,438	144,835

Gross profit	65,308	56,519	50,996	78,856

Expenses:
Selling and operating	64,657	56,292	49,891	73,525
Corporate, general and administration	11,249	10,400	7,719	11,828
Acquisition-related costs	76	—	—	2,393
Other general expense	10,967	—	22,456	22,456

Total expenses	86,949	66,692	80,066	110,202

Loss from operations	(21,641)	(10,173)	(29,070)	(31,346)
Interest and other income (expense)	2,421	(86)	94	(90)
Gain on sale of investment	25,096	—	—	—
Loss from equity method investment in RSOL	—	(18,410)	(713)	—
Loss from deconsolidation of RSOL	—	—	—	(4,550)

Income (loss) before income taxes	5,876	(28,669)	(29,689)	(35,986)
Income tax expense (benefit)	25,974	(9,444)	(3,004)	(10,713)

Income (loss) from continuing operations	(20,098)	(19,225)	(26,685)	(25,273)
Income from discontinued operations	(1,995)	6,648	3	3

Net income (loss)	(22,093)	(12,577)	(26,682)	(25,270)
Net (income) loss attributable to noncontrolling interest	(659)	(305)	(454)	398

Net income (loss) attributable to Gaiam, Inc.	$(22,752)	$(12,882)	$(27,136)	$(24,872)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders— basic:
From continuing operations	$(0.90)	$(0.86)	$(1.17)	$(1.08)
From discontinued operations	(0.09)	0.29	0.00	0.00

Basic net income (loss) per share attributable to Gaiam, Inc.	$(0.99)	$(0.57)	$(1.17)	$(1.08)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders— diluted:
From continuing operations	$(0.89)	$(0.86)	$(1.17)	$(1.08)
From discontinued operations	(0.09)	0.29	0.00	0.00

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.98)	$(0.57)	$(1.17)	$(1.08)

Weighted average shares outstanding:
Basic	22,972	22,703	23,126	23,126

Diluted	23,115	22,703	23,126	23,126

The following table sets forth certain pro forma financial data as a percentage of net revenue for the periods indicated:

	RSOL Deconsolidated (a)			RSOL Consolidated (b)
	2013	2012	2011	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.0%	55.6%	55.4%	64.7%

Gross profit	42.0%	44.4%	44.6%	35.3%

Expenses:
Selling and operating	41.6%	44.2%	43.6%	32.9%
Corporate, general and administration	7.2%	8.2%	6.7%	5.3%
Acquisition-related costs	—%	0.0%	—%	1.1%
Other general expense	7.1%	—%	19.7%	10.0%

Total expenses	55.9%	52.4%	70.0%	49.3%

Loss from operations	-13.9%	-8.0%	-25.4%	-14.0%
Interest and other income (expense)	1.6%	-0.1%	0.1%	0.0%
Gain on sale of investment	16.1%	—%	—%	—%
Loss from equity method investment in RSOL	—%	-14.4%	-0.6%	—%
Loss from deconsolidation of RSOL	—%	—%	—%	-2.1%

Income (loss) before income taxes	3.8%	-22.5%	-25.9%	-16.1%
Income tax expense (benefit)	16.7%	-7.4%	-2.6%	-4.8%

Income (loss) from continuing operations	-12.9%	-15.1%	-23.3%	-11.3%
Income from discontinued operations	-1.3%	5.2%	0.0%	0.0%

Net income (loss)	-14.2%	-9.9%	-23.3%	-11.3%
Net (income) loss attributable to noncontrolling interest	-0.4%	-0.2%	-0.4%	0.2%

Net income (loss) attributable to Gaiam, Inc.	-14.6%	-10.1%	-23.7%	-11.1%

(a)	As if Real Goods Solar was deconsolidated effective January 1, 2011 and accounted for as an equity method investee during 2011 and 2012 and as a cost method investment during 2013.
(b)	With Real Goods Solar accounted for as a consolidated subsidiary.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenue. Net revenue increased $28.2 million, or 22.2%, to $155.5 million during 2013 from $127.2 million during 2012, with organic net revenue growth of $27.6 million or 21.7%. Net revenue in our business segment increased $19.0 million, or 22.5%, to $103.4 million during 2013 from $84.4 million during 2012, due to better sales performance at our top 25 retailers and growth in our Gaiam Restore and SPRI product lines. Net revenue in our direct to consumer segment increased $9.2 million, or 21.5%, to $52.0. million during 2013 from $42.9 million during 2012 due primarily to subscriber growth at Gaiam TV, revenues from My Yoga Online, which was acquired during the fourth quarter of 2013, and increased revenue at our travel subsidiary.

Cost of goods sold. Cost of goods sold increased $19.4 million, or 27.5%, to $90.2 million during 2013 from $70.7 million during 2012. Cost of goods sold in our business segment increased $14.3 million to $61.5 million during 2013 from $47.2 million during 2012 and, as a percentage of net revenue, increased to 59.4% during 2013 from 55.9% during 2012, primarily due to a shift in product sales mix. Cost of goods sold in our direct to consumer segment increased $5.1 million to $28.7 million during 2013 from $23.5 million during 2012 and, as a percentage of net revenue, increased to 55.1% during 2013 from 54.9% during 2012, primarily reflecting growth in our travel division which operates at a lower gross margin.

Selling and operating expenses. Selling and operating expenses increased $8.4 million, or 14.9%, to $64.7 million during 2013 from $56.3 million during 2012 and, as a percentage of net revenue, decreased to 41.6% during 2013 from 44.2% during 2012, primarily due to additional investments in our digital subscription businesses.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.8 million to $11.2 million during 2013 from $10.4 million during 2012 and, as a percentage of net revenue, decreased to 7.2% during 2013 from 8.2% during 2012, primarily as a result of increased personnel costs.

Other general expense. Other general expense was $11.0 million during 2013 and zero during 2012. The other general expense during 2013 is comprised of impairment charges of $7.1 million, restructuring-related termination benefits and future retirement benefits for one of our executive officers totalling $2.5 million, and $1.4 million of transaction-related and other expenses. The asset impairments and termination benefits, other than those for one of our executive officers, are due to the reorganization and refocus of our continuing businesses following the discontinuation of our non-branded entertainment media distribution and direct response television marketing operations.

Interest and other income (expense), net. Interest and other income (expense), net was income of $2.4 million during 2013 compared to expense of $0.1 million during 2012. Interest and other income, net during 2013 resulted primarily from the collection of principal and interest on our loans to Real Goods Solar, the carrying values for which had previously been reduced to zero through the recognition of losses from our equity method investment in Real Goods Solar.

Gain on sale of investment. Gain on sale of investment of $25.1 million during 2013 represents our gain recognized and net proceeds received from the sale of approximately 9.2 million shares of our investment in Real Goods Solar’s common stock.

Loss from equity method investment. Loss from equity method investment was zero during 2013 and $18.4 million during 2012 and represented our portion of Real Goods Solar’s net loss for 2012. Since we no longer have significant influence over Real Goods Solar and accordingly have changed the accounting for our investment in Real Goods Solar from the equity to the cost method, we no longer recognize our portion of Real Goods Solar’s net loss in our current year financial results.

Income tax expense (benefit). Income tax expense during 2013 was increased primarily by a valuation allowance against our deferred tax assets and by the repatriation of cash from one of our foreign subsidiaries and other permanent differences. Income tax benefit during 2012 was increased primarily due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar.

Income (loss) from continuing operations. As a result of the above factors, loss from continuing operations was $20.1 million before minority interest, or $0.89 per share net of minority interest, during 2013 compared to a loss from continuing operations of $19.2 million, or $0.86 per share, during 2012.

Income from discontinued operations. During 2013, we sold GVE and discontinued our DRTV operations. Accordingly, we reclassified and now report the financial results for these businesses as discontinued operations. Income from discontinued operations decreased $8.6 million during 2013 from $6.6 million during 2012, primarily due to the discontinuance and asset write-off of DRTV.

Net income (loss) attributable to Gaiam, Inc. Net loss attributable to Gaiam, Inc. was $22.3 million, or $0.98 per share, during 2013 compared to a loss of $12.9 million, or $0.57 per share, during 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenue. Excluding our formerly consolidated subsidiary, Real Goods Solar, which was deconsolidated on December 31, 2011 (refer to the Supplemental Pro Forma Financial Information above), net revenue increased $12.8 million, or 11.2%, to $127.2 million during 2012 from $114.4 million during 2011. Net revenue in our business segment increased $15.0 million, or 21.6%, to $84.4 million during 2012 from $69.4 million during 2011, due to better sales performance at our top 25 retailers that contributed to an internal revenue growth of approximately 11.2%. Net revenue in our direct to consumer segment decreased $2.2 million, or 4.9%, to $42.8 million during 2012 from $45.0 million during 2011, primarily attributable to a decrease in catalog circulation. Including Real Goods Solar, net revenue decreased $96.4 million, or 43.1%, during 2012 from $223.7 million during 2011.

Cost of goods sold. Excluding Real Goods Solar, cost of goods sold increased $7.3 million, or 11.5%, to $70.7 million during 2012 from $63.4 million during 2011 and, as a percentage of net revenue, increased to 55.6% during 2012 from 55.4% during 2011. Cost of goods sold in our business segment increased $7.0 million, or 17.5%, to $47.2 million during 2012 from $40.2 million during 2011 and, as a percentage of net revenue, decreased to 55.9% during 2012 from 57.9% during 2011, primarily due to product mix. Cost of goods sold in our direct to consumer segment increased $0.2 million, or 1.2%, to $23.5 million during 2012 from $23.3 million during 2011 and, as a percentage of net revenue, increased to 54.9% during 2012 from 51.7% during 2011, primarily due to the growth of Gaiam TV and corresponding cost of goods sold, and liquidation of inventories. Including Real Goods Solar, cost of goods sold decreased $74.1 million, or 51.2%, during 2012 from $144.8 million during 2011.

Selling and operating expenses. Excluding Real Goods Solar, selling and operating expenses increased $6.4 million, or 12.8%, to $56.3 million during 2012 as compared to $49.9 million during 2011 and, as a percentage of net revenue, decreased to 44.2% during 2012 from 43.6% during 2011, primarily due to the acquisition of Vivendi Entertainment, which was completed in the first quarter of 2012. Including Real Goods Solar, selling and operating expenses decreased $17.2 million, or 23.4%, during 2012 from $73.5 million during 2011.

Corporate, general and administration expenses. Excluding Real Goods Solar, corporate, general and administration expenses increased $2.7 million, or 34.7%, to $10.4 million during 2012 as compared to $7.7 million during 2011 and, as a percentage of net revenue, increased to 8.2% compared to 6.7% during 2011, primarily as a result of costs of certain legal matters that were resolved during the year. Including Real Goods Solar, corporate, general and administration expenses decreased $1.4 million, or 12.1%, during 2012 from $11.8 million during 2011.

Acquisition-related costs. Acquisition-related costs were zero during 2012 and $2.4 million during 2011, representing transaction expenses related to Real Goods Solar’s acquisition of Alteris.

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

Loss from continuing operations. As a result of the above factors, loss from continuing operations was $19.2 million, or $0.86 per share, during 2012 compared to $25.3 million, or $1.08 per share, during 2011.

Income from discontinued operations. Income from discontinued operations increased $6.6 million during 2012 from $3 thousand during 2011, primarily due to the acquisition of Vivendi Entertainment in March 2012.

Net loss attributable to Gaiam, Inc. Net loss attributable to Gaiam, Inc. was $12.9 million, or $0.57 per share, during 2012 compared to $24.9 million, or $1.08 per share, during 2011.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2013 and 2012. During 2013, we sold our non-branded entertainment media distribution operations and discontinued our DRTV operations. We now report these businesses as discontinued operations, and, accordingly, we have reclassified their results of operations for all periods presented to reflect them as such. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2013 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (a)
Net revenue	$36,679	$31,897	$36,128	$50,759
Gross profit	15,750	13,314	14,693	21,551
Gain on sale of investment (a)	—	16,429	1,975	6,692
Income (loss) from continuing operations	(2,203)	8,112	(699)	(25,308)
Income (loss) from discontinued operations	1,981	(129)	1,004	(4,851)
Net income (loss)	(222)	7,983	305	(30,159)
Net income (loss) attributable to Gaiam, Inc.	(277)	7,848	120	(30,443)
Net income (loss) per share attributable to Gaiam, Inc. common shareholders – diluted:
From continuing operations	$(0.10)	$0.36	$(0.03)	$(1.08)
From discontinued operations	0.09	(0.01)	0.04	(0.21)

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.01)	$0.35	$0.01	$(1.29)

Weighted average shares outstanding-diluted	22,732	22,741	22,765	23,668

	Year 2012 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30 (b)	December 31
Net revenue	$28,588	$24,531	$28,537	$45,586
Gross profit	13,995	10,585	12,601	19,338
Loss from equity method investment	(696)	(944)	(15,940)	(830)
Loss from continuing operations	(1,977)	(4,756)	(11,923)	(569)
Income from discontinued operations	679	2,647	997	2,325
Net income (loss)	(1,298)	(2,109)	(10,926)	1,756
Net income (loss) attributable to Gaiam, Inc.	(1,219)	(2,053)	(11,157)	1,547
Net income (loss) per share attributable to Gaiam, Inc. common shareholders – diluted:
From continuing operations	$(0.08)	$(0.21)	$(0.53)	$(0.03)
From discontinued operations	0.03	0.12	0.04	0.10

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.05)	$(0.09)	$(0.49)	$0.07

Weighted average shares outstanding-diluted	22,698	22,702	22,704	22,706

(a)	We reported gains of $16.4 million, $2.0 million and $6.7 million in the second, third and fourth quarters of 2013 on the sale of our Real Goods Solar stock, the carrying value for which had previously been reduced to zero through the recognition of our portion of RSOL’s net losses. We recorded a charge of $11.0 million to exit certain businesses, to restructure certain operations, and a net loss of $2.0 million after selling GVE and closing DRTV in the fourth quarter. We also recorded a $23.2 million valuation allowance for our deferred tax assets in the fourth quarter of 2013.
(b)	During the quarter ended September 30, 2012, we recorded a noncash loss from our equity method investment in RSOL of $15.9 million and related income tax benefits of $5.7 million.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our e-commerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At December 31, 2013, our cash balance was $32.2 million. Including our investment in Gaiam TV, we estimate that our capital expenditures will total approximately $6.0 million for 2014.

On October 21, 2013, we consummated the sale of GVE, a wholly-owned subsidiary comprised of our non-branded entertainment media business, to CIDM for $51.7 million, comprised of $47.5 million in cash, 666,978 shares of CIDM’s Class A common stock with an estimated fair value of approximately $1.2 million, $2 million of assigned accounts receivable, and a $1 million assumed payment obligation. In addition, the sale consideration will also include a post-closing adjustment payable in cash on April 15, 2014 and based on the final closing net working capital of GVE, which the parties are currently negotiating.

Also on October 21, 2013, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) paid in full their outstanding balance owed to PNC Bank, N.A. (“PNC”), $19,621,941 (inclusive of principal and interest and other fees), and terminated the underlying Revolving Credit and Security Agreement (“PNC Credit Agreement”), dated July 31, 2012, between the Borrowers and PNC. The PNC Credit Agreement had permitted borrowings of up to $35 million based upon the collateral value of Borrower’s eligible receivables and inventory less certain other amounts and reserves. The Borrowers also paid an early termination fee in an amount equal to $350,000. The PNC Credit Agreement would have expired on July 30, 2015. Upon termination, PNC released all liens granted in its favor on the collateral pledged under the PNC Credit Agreement.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2013	2012	2011
Net cash provided by (used in):
Operating activities – continuing operations	$(15,555)	$(1,106)	$3,535
Operating activities – discontinued operations (a)	(7,569)	17,582	1,705

Operating activities	(23,124)	16,476	5,240

Investing activities – continuing operations	64,977	(4,699)	(9,358)
Investing activities – discontinued operations	—	(13,491)	(1,435)

Investing activities	64,977	(18,190)	(10,793)

Financing activities – continuing operations	777	(583)	(3,257)
Financing activities – discontinued operations	(19,967)	(2,472)	(5,373)

Financing activities	(19,190)	(3,055)	(8,630)

Effects of exchange rates on cash	(292)	82	(45)

Net increase (decrease) in cash	$22,371	$(4,687)	$(14,228)

(a)	Net cash provided by operating activities for discontinued operations during 2012 includes approximately $18.7 million of net cash provided by purchased Vivendi Entertainment working capital, which was used to partially fund the acquisition of Vivendi. Excluding the net cash flows from the purchased Vivendi Entertainment working capital, net cash used by operating activities for discontinued operations would have been zero million during 2012. Additionally, the net cash provided by operating activities for discontinued operations during 2012 does not include participations payments for Vivendi Entertainment sales during the fourth quarter of 2011 as we didn’t acquire Vivendi Entertainment until March 28, 2012. The fourth quarter is our seasonably largest sales quarter and participations payable resulting from such sales are normally not paid until the following quarter. Also, net cash used in operating activities for discontinued operations during 2013 includes certain participation payments that were due in December 2012, but not paid until January 2013.

Continuing Operations

Operating activities. Our operating activities for continuing operations used net cash of $15.6 million and used net cash of $1.1 million during 2013 and 2012, respectively. The net cash used by operating activities for continuing operations during 2013 was primarily attributable to increased investment in Gaiam TV, decreased accounts payable of $4.4 million, partially offset by decreased inventory of $1.1 million. Our net cash used in operating activities for continuing operations during 2012 was primarily attributable to our net loss as adjusted by our noncash loss on equity investment of $18.4 million, cash provided by increased accrued liabilities of $9.5 million, offset by increased accounts receivable, other current assets, and decreased participations payable of $3.6 million, $6.2 million, and $4.7 million, respectively.

Investing activities. Our investing activities for continuing operations generated net cash of $65.0 million and used net cash of $4.7 million during 2013 and 2012, respectively. The net cash provided by investing activities for continuing operations during 2013 was from the $25.1 million net proceeds from the sale of the majority of our investment in Real Goods Solar, cash received of $47.5 million for the sale of GVE, repayment on a loan made to Real Goods Solar of $2.1 million, offset by cash used to acquire property and equipment to maintain normal operations for $1.7 million and media content for $1.7 million, and by cash used to acquire businesses of $6.3 million, net of cash acquired. The net cash used in investing activities for continuing operations during 2012 was used primarily to acquire property and equipment for $2.6 million and media content for $1.1 million, to loan Real Goods Solar, net of interest received, $0.8 million, and for our travel subsidiary’s purchase of the noncontrolling interest of one of its businesses for $0.1 million.

Financing activities. Our financing activities for continuing operations generated net cash of $0.8 million and used net cash of $0.6 million during 2013 and 2012, respectively. The net cash generated by financing activities for continuing operations during 2013 was from issuance of stock, net of tax benefits, for stock option exercises. The net cash used by financing activities for continuing operations during 2012 was used for the payment of a $0.6 million dividend to our travel subsidiary’s noncontrolling interest.

Discontinued Operations

Operating activities. Our operating activities for discontinued operations used net cash of $7.6 million and provided net cash of $17.6 million during 2013 and 2012, respectively. Excluding the net cash flows from the purchased Vivendi Entertainment working capital of approximately $18.7 million, net cash used in operating activities for discontinued operations would have been $1.1 million during 2012. The net cash used in operating activities for discontinued operations during 2013 was primarily attributable to our net loss, offset by asset impairment and other non-cash expenses related to the sale of GVE and discontinuance of DRTV, and reduced by seasonal reductions in working capital during our ownership period of GVE. Our net cash provided by discontinued operations during 2012 was primarily attributable to our net income of $6.6 million, approximately $18.7 million of cash generated by working capital in Vivendi Entertainment, which was used to partially fund the acquisition of Vivendi, offset by an increase in working capital.

Investing activities. We had no investing activities in our discontinued operations during 2013. Our investing activities for discontinued operations used net cash of $13.5 million during 2012. The net cash used in investing activities for discontinued operations during 2012 was used primarily for the $13.4 million cash portion of the purchase price for Gaiam Vivendi Entertainment.

Financing activities. Our financing activities for discontinued operations used net cash of $20.0 million and $2.5 million during 2013 and 2012, respectively. The net cash used in financing activities for discontinued operations during 2013 was for the repayment of borrowings on our line of credit. The net cash used by financing activities for discontinued operations during 2012 was used for the repayment of a promissory note for $18.7 million in connection with the acquisition of Gaiam Vivendi Entertainment, offset by net borrowings on a revolving line of credit of $16.2 million, the funds from which were mainly used for the acquisition of Gaiam Vivendi Entertainment and related working capital needs.

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

While there can be no assurances, we believe our cash on hand, cash expected to be generated from future operations, cash that could be raised by the sale of our shelf registration stock or remaining investment in Real Goods Solar, and/or new credit facilities, and available carried forward tax net operating losses should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Contractual Obligations

We have commitments pursuant to operating lease agreements. The following table shows our commitments to make future payments under these agreements as of December 31, 2013:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$3,285	$1,848	$1,437	$—	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for or investments in foreign currency, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of December 31, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gaiam, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2013. Our audits also included the consolidated financial statement schedule II for the years ended December 31, 2013, 2012, and 2011. We have also audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaiam, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In our opinion, the related consolidated financial statement schedule II for the years ended December 31, 2013, 2012, and 2011, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gaiam, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO Criteria.

EKS&H LLLP

March 31, 2014

Denver, Colorado

GAIAM, INC.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2013	2012
ASSETS
Current assets:
Cash	$32,229	$9,858
Accounts receivable, net	30,066	21,978
Inventory, less allowances	20,275	21,252
Deferred advertising costs	311	819
Deferred tax assets	—	9,129
Advances	1,078	2,489
Other current assets	8,081	5,300
Current assets of discontinued operations	3,212	58,952

Total current assets	95,252	129,777
Property and equipment, net	22,540	23,544
Media library, net	5,211	10,441
Deferred tax assets	—	14,692
Goodwill	13,999	2,673
Other intangibles, net	1,155	190
Other assets	1,835	652
Noncurrent assets of discontinued operations	10	15,262

Total assets	$140,002	$197,231

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,697	$16,109
Accrued liabilities	17,503	9,484
Participations payable	3,916	2,871
Current liabilities of discontinued operations	1,596	49,895

Total current liabilities	34,712	78,359
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 18,595,121 and 17,330,464 shares issued and outstanding at December 31, 2013 and 2012, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2013 and 2012	1	1
Additional paid-in capital	167,875	159,614
Accumulated other comprehensive (expense) income	(33)	118
Accumulated deficit	(66,413)	(43,661)

Total Gaiam, Inc. shareholders’ equity	101,432	116,074
Noncontrolling interest	3,858	2,798

Total equity	105,290	118,872

Total liabilities and equity	$140,002	$197,231

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated Statements of Operations

(in thousands, except per share data)	2013 (a)	2012 (a)	2011 (a)
Consolidated Statements of Operations Data:
Net revenues	$155,463	$127,242	$223,691
Cost of goods sold	90,155	70,723	144,835

Gross profit	65,308	56,519	78,856

Expenses:
Selling and operating	64,657	56,292	73,525
Corporate, general and administration	11,249	10,400	11,828
Acquisition-related costs	76	—	2,393
Other general income and expense	10,967	—	22,456

Total expenses	86,949	66,692	110,202

Loss from operations	(21,641)	(10,173)	(31,346)
Interest and other income (expense)	2,421	(86)	(90)
Gain on sale of investment	25,096	—	—
Loss from equity method investment	—	(18,410)	—
Loss from deconsolidation of subsidiary	—	—	(4,550)

Income (loss) before income taxes	5,876	(28,669)	(35,986)
Income tax expense (benefit)	25,974	(9,444)	(10,713)

Net income (loss) from continuing operations	(20,098)	(19,225)	(25,273)
Income from discontinued operations, net of tax	(1,995)	6,648	3

Net income (loss)	(22,093)	(12,577)	(25,270)
Net (income) loss attributable to noncontrolling interest	(659)	(305)	398

Net income (loss) attributable to Gaiam, Inc.	$(22,752)	$(12,882)	$(24,872)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic:
From continuing operations	$(0.90)	$(0.86)	$(1.08)
From discontinued operations	(0.09)	0.29	0.00

Basic net income (loss) per share attributable to Gaiam, Inc.	$(0.99)	$(0.57)	$(1.08)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—diluted:
From continuing operations	$(0.89)	$(0.86)	$(1.08)
From discontinued operations	(0.09)	0.29	0.00

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.98)	$(0.57)	$(1.08)

Weighted-average shares outstanding:
Basic	22,972	22,703	23,126

Diluted	23,115	22,703	23,126

(a)	RSOL was deconsolidated and accounted for as an equity method investment from December 31, 2011 until May 28, 2013, when it became a cost method investment. Consequently, RSOL is reported as an equity method investment for the year ended December 31, 2012 and as a consolidated subsidiary for the year ended December 31, 2011.

See Accompanying Notes to Consolidated Financial Statements.

GAIAM, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2013	2012	2011
Net income (loss)	$(22,093)	$(12,577)	$(25,270)

Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss), net of related tax	(292)	10	(2)
Unrealized gain on equity security, net of related tax	116	—	—

Accumulated other comprehensive income (loss)	(176)	10	(2)

Comprehensive income (loss)	(22,269)	(12,567)	(25,272)

Less: comprehensive income (loss) attributable to the noncontrolling interest	634	310	(399)

Comprehensive income (loss) attributable to Gaiam, Inc	$(22,903)	$(12,877)	$(24,873)

See Accompanying Notes to Consolidated Financial Statements.

GAIAM, INC.

Consolidated Statement of Changes in Equity

			Gaiam, Inc. Shareholders
(in thousands, except shares)	Total Equity	Total Gaiam Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares	Noncontrolling Interest
Balance at December 31, 2010	$168,762	$151,820	$(5,907)	$114	$3	$157,610	23,298,921	$16,942
Issuance of Gaiam, Inc. common stock and share-based compensation	1,081	1,081	—	—	—	1,081	26,926	—
Repurchase of stock	(2,264)	(2,264)	—	—	—	(2,264)	(628,003)	—
Deconsolidation of subsidiary	(31,394)	562	—	—	—	562	—	(31,956)
Issuance of subsidiary common stock and share-based compensation	537	193	—	—	—	193	—	344
Subsidiary’s equity consideration in conjunction with an acquisition, net of taxes of $877	20,794	1,716	—	—	—	1,716	—	19,078
Subsidiary’s repurchase of stock	(1,070)	(125)	—	—	—	(125)	—	(945)
Comprehensive loss	(25,272)	(24,873)	(24,872)	(1)	—	—	—	(399)

Balance at December 31, 2011	131,174	128,110	(30,779)	113	3	158,773	22,697,844	3,064
Issuance of Gaiam, Inc. common stock and share-based compensation	1,011	1,011	—	—	—	1,011	32,620	—
Adjustment due to subsidiary’s acquisition of a noncontrolling interest, including taxes of $16	(163)	(170)	—	—	—	(170)	—	7
Subsidiary’s dividend to noncontrolling interest	(583)	—	—	—	—	—	—	(583)
Comprehensive income (loss)	(12,567)	(12,877)	(12,882)	5	—	—	—	310

Balance at December 31, 2012	118,872	116,074	(43,661)	118	3	159,614	22,730,464	2,798
Issuance of Gaiam, Inc. common stock in conjunction with an acquisition and share-based compensation	8,261	8,261	—	—	—	8,261	1,264,657	—
Noncontrolling interest portion of subsidiary’s business combinations	426	—	—	—	—	—	—	426
Comprehensive income (loss)	(22,269)	(22,903)	(22,752)	(151)	—	—	—	634

Balance at December 31, 2013	$105,290	$101,432	$(66,413)	$(33)	$3	$167,875	23,995,121	$3,858

See Accompanying Notes to Consolidated Financial Statements.

GAIAM, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2013 (a)	2012 (b)	2011
Operating activities:
Net income (loss)	$(22,093)	$(12,577)	$(25,270)
Income (loss) from discontinued operations	1,995	(6,648)	(3)

Income (loss) from continuing operations	(20,098)	(19,225)	(25,273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,301	2,107	2,779
Amortization	1,659	1,946	2,150
Share-based compensation expense	809	913	1,540
Deferred and stock option income tax expense (benefit)	23,861	(6,120)	(11,438)
(Gain) loss on translation of foreign currency	42	(76)	55
(Gain) on equity method investment	(25,096)	18,410	—
Income from collection of note receivable	(2,300)	—	—
Impairment loss and other expenses	9,194	—	22,456
Loss on deconsolidation of subsidiary	—	—	4,550
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(2,072)	(3,628)	2,785
Inventory, net	1,097	1,645	653
Deferred advertising costs	508	42	(263)
Advances	(44)	2,847	(934)
Other current assets	(2,843)	(6,228)	(3,309)
Accounts payable	(4,407)	1,463	5,243
Participations payable	1,045	(4,674)	4,209
Accrued liabilities	789	9,472	(1,668)

Net cash provided by (used in) operating activities – continuing operations	(15,555)	(1,106)	3,535
Net cash provided by (used in) operating activities – discontinued operations	(7,569)	17,582	1,705

Net cash provided by (used in) operating activities	(23,124)	16,476	5,240

Investing activities:
Net proceeds from sale of investment	25,096	—	—
Collection from (loan to) related party	2,100	(830)	—
Purchase of property, equipment and media rights	(3,386)	(3,723)	(4,392)
Proceeds from sale of business	47,500	—	—
Purchase of businesses	(6,333)	(146)	—
Collection of note receivable	—	—	2,700
Cash from acquired business	—	—	3,416
Change in restricted cash	—	—	730
Deconsolidation of Real Goods Solar	—	—	(11,812)

Net cash provided by (used in) investing activities – continuing operations	64,977	(4,699)	(9,358)
Net cash provided by (used in) investing activities – discontinued operations	—	(13,491)	(1,435)

Net cash provided by (used in) investing activities	64,977	(18,190)	(10,793)

Financing activities:
Net proceeds from issuance of stock and tax benefits from option exercises	777	—	77
Payment of dividends	—	(583)	—
Repurchase of Class A common stock, including related costs	—	—	(2,264)
Subsidiary’s repurchase of its Class A common stock, including related costs	—	—	(1,070)

Net cash provided by (used in) financing activities – continuing operations	777	(583)	(3,257)
Net cash provided by (used in) financing activities – discontinued operations	(19,967)	(2,472)	(5,373)

Net cash provided by (used in) financing activities	(19,190)	(3,055)	(8,630)

GAIAM, INC.

Consolidated Statements of Cash Flows (continued)

	Years ended December 31,
(in thousands)	2013	2012 (a)	2011
Effect of exchange rates on cash	(292)	82	(45)
Net increase (decrease) in cash	22,371	(4,687)	(14,228)
Cash at beginning of year	9,858	14,545	28,773

Cash at end of year	$32,229	$9,858	$14,545

Supplemental cash flow information:
Interest paid	$442	$468	$195
Income taxes paid	577	673	531
Liabilities and debt assumed from acquisitions	337	14,277	21,709

(a)	Cash flows in 2013 include the $25.0 million gain from the sale of RSOL stock, the sale of GVE and the closure of the DRTV Business Unit.
(b)	Net cash provided by operating activities for discontinued operations during 2012 includes approximately $18.7 million of net cash provided by purchased Vivendi Entertainment (“Vivendi”) working capital, which was used to partially fund the acquisition of Vivendi. Excluding the net cash flows from the purchased Vivendi working capital, net cash used by operating activities for discontinued operations would have been zero during 2012.

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

Discontinued Operations

During 2013, we sold our non-branded entertainment media distribution operation and discontinued our DRTV operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations, separate from our continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless indicated otherwise. See Note 12. Discontinued Operations.

Investment in Real Goods Solar – Reporting Changes

On December 31, 2011, we converted our Real Goods Solar Class B common shares, which had ten votes per share, to Real Goods Solar Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to 37.5% and, thus, we no longer had financial control of or made decisions about resources to be allocated to this investee, but retained significant financial influence. Since Real Goods Solar was not deconsolidated until the end of 2011, our consolidated statements of operations and cash flows reflect Real Goods Solar on a consolidated basis for the year ended December 31, 2011, except for the removal of Real Goods Solar’s cash balance at December 31, 2011. On May 28, 2013, we sold a portion of our investment in Real Goods Solar, reducing our voting ownership percentage to below 20%. Additionally, following this sale, our Chairman resigned as Chairman of RSOL’s board, and, thus, we no longer had significant influence over Real Goods Solar. Therefore, we changed our accounting for our investment in RSOL from the equity to cost method, and, consequently, going forward we no longer report our portion of RSOL’s net earnings or losses each year. See Note 3. Related Party Transactions.

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the year ended December 31, 2013.

We have evaluated events subsequent to December 31, 2013 and concluded that no material event has occurred which either would impact the results reflected in this report or our results going forward.

Cash

Cash represents on-demand accounts and letters of credit deposit funds with financial institutions that are denominated in U.S. dollars and foreign currencies. On December 31, 2013, we had letters of credit deposit funds reported in cash on our balance sheets of $0.5 million. At each balance sheet date, cash on hand that is denominated in a foreign currency is adjusted to reflect the exchange rate that existed at the balance sheet date. The difference is reported as a gain or loss in our statement of operations each period. Historically, such gains or losses have been immaterial.

Concentration of Risk and Allowances for Doubtful Accounts

We have a concentration of credit risk in our accounts receivable because our top customer, Target, accounted for 43.6% and 54.5% of accounts receivable, net as of December 31, 2013 and 2012, respectively. This customer is a major retailer in the United States to which we made significant sales during the year-end holiday season.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. The allowance for doubtful accounts was $0.6 million and $0.6 million as of December 31, 2013 and 2012, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Product Returns

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations. Our allowance for product returns was $1.6 million and $2.6 million as of December 31, 2013 and 2012, respectively.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. As of December 31, 2013 and 2012, we estimated obsolete or slow-moving inventory to be $2.1 million and $1.5 million, respectively.

Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of catalogs. We defer such costs for financial reporting purposes until the catalogs are distributed, and then we amortize these costs over succeeding periods on the basis of estimated direct relationship sales. We amortize our seasonal catalogs within six months. Forecasted sales are the principal factor we use in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $15.3 million, $13.6 million, and $27.2 million for the years ended December 31, 2013, 2012, and 2011, respectively, and we include these amounts in selling and operating expense.

We record sales discounts or other sales incentives as a reduction to revenue. We identify and record any cooperative advertising expenses we pay, which are for advertisements meeting the separable benefit and fair value tests, as part of selling and operating expense.

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

Investments

We account for investments in equity securities that have readily determinable fair values that are not trading securities as available-for-sale securities. Unrealized changes in the fair value of an available-for-sale security are reported in accumulated other comprehensive income, net of tax, until disposed of or determined to be other-than-temporarily impaired, at which time the realized changes are reported in our statement of operations. At December 31, 2013, we had an equity investment with an estimated fair value of $1.3 million, based on its public stock trading price on that date, reported in other assets on our consolidated balance sheet.

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

Media Library

Our media library asset represents the estimated fair value of both video and digital rights acquired through either business combinations or separate purchases and our capitalized cost to produce media products, all of which we market to retailers and our direct customers. We have presented the media library net of accumulated amortization of approximately $13.6 million and $27.2 million at December 31, 2013 and 2012, respectively, and is amortized over the estimated useful life of the titles, which range from five to fifteen years. Additionally, during 2014 we anticipate incurring approximately $3.0 million in royalties related to acquired and produced media content.

Capitalized media library production costs consist of costs incurred to produce the media content, net of accumulated amortization. We recognize these costs, as well as participation costs, as expenses on an individual title basis equal to the ratio that the current year’s gross revenues bear to our estimate of total ultimate gross revenues from all sources to be earned over a maximum seven-year period. We state capitalized production costs at the lower of unamortized cost or estimated fair value on an individual title basis. We continually review revenue forecasts, based primarily on historical sales statistics, and revise these forecasts when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a title has an estimated fair value that is less than its unamortized cost, we recognize an impairment loss in the current period for the amount by which the unamortized cost exceeds the title’s estimated fair value.

During 2013, capitalized production cost for released titles was approximately $1.5 million, and for those titles not yet released was $0.1 million. Additionally, as of December 31, 2013, we estimate that approximately $1.6 million or 42.5% of the unamortized costs for released titles will be amortized during 2014, and approximately 86.3% of the unamortized costs for released titles will be amortized within the next three years. Accumulated amortization for capitalized produced media content at December 31, 2013 and 2012 was approximately $13.5 million and $15.3 million, respectively. Amortization expense for capitalized produced media content for the years ended December 31, 2013, 2012 and 2011 was $788 thousand, $900 thousand and $1.0 million, respectively.

Our acquired media rights have $1.4 million of remaining unamortized costs as of December 31, 2013 that will be amortized on a straight-line basis over 12 to 84 months. Amortization expense for acquired media rights for the years ended December 31, 2013, 2012, and 2011 was $553 thousand, $772 thousand, and $752 thousand, respectively. Based upon the acquired media titles and rights at December 31, 2013, we expect the annual amortization expense for the next five years to approximate $150 thousand per annum.

Based on total media library costs at December 31, 2013 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, we expect the amortization expense for the next five years to be approximately $1.0 million per annum.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles consist of customer related assets. We review goodwill for impairment annually or more frequently if impairment indicators arise on a goodwill reporting unit level. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount. If it is determined that the fair value for a goodwill reporting unit is more likely than not greater than the carrying amount for that goodwill reporting unit, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of a goodwill reporting unit with its carrying amount, including goodwill. If the estimated fair value of a goodwill reporting unit exceeds its carrying amount, we consider the goodwill of the reporting unit not impaired. If the carrying amount of a goodwill reporting unit exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

The following table sets forth the changes in goodwill for the period December 31, 2011 through December 31, 2013 by segment.

(in thousands)	Direct to Consumer Segment	Business Segment	Total
Balance at December 31, 2011 and 2012	$2,673	$—	$2,673
Acquisitions (a)	11,326	—	11,326

Balance at December 31, 2013	$13,999	$—	$13,999

(a)	The estimated purchase price and fair value of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the closing date. We believe that information provides a reasonable basis for estimating the consideration transferred and the fair values of the assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize the amounts and identify separable intangibles. Therefore, the provisional purchase price allocations are subject to change and such changes could be significant.

The following table represents our other intangibles subject to amortization by major class as of December 31, 2013 and 2012.

	As of December 31,
(in thousands)	2013	2012
Customer related:
Gross carrying amount	$1,818	$649
Accumulated amortization	(743)	(463)

	$1,075	$186

Marketing related:
Gross carrying amount	$656	$576
Accumulated amortization	(576)	(572)

	$80	$4

The amortization periods range from 24 to 84 months. Amortization expense for the years ended December 31, 2013, 2012, and 2011 was $321 thousand, $228 thousand, and $454 thousand, respectively. Based on the December 31, 2013 balance of other intangibles, we estimate amortization expense to be $493 thousand for 2014, $467 thousand for 2015, $195 thousand for 2016, and zero thereafter.

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

Participations Payable

Participations payable represents amounts owed to talent involved with our media productions based on royalty or distribution agreements. Certain agreements include minimum royalty payments. All amounts due under such agreements are accrued at the time the related revenue is recognized.

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

Revenue

Revenue primarily consists of sales of products, media licensing, and media distribution. We recognize revenue from the sale of products and the licensing of media when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We recognize distribution fees from our media distribution arrangements on a net revenue basis. For these media distribution sales, we do not take title to the related product sold as the inventory is owned by the studios or content producers and sold by us under distribution agent agreements. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenue arising from the product sale. We present revenue net of taxes collected from customers.

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

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 8. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500. We made matching contributions to the 401(k) plan of $0.3 million, $0.2 million, and $0.2 million in each of the years ended December 31, 2013, 2012, and 2011, respectively.

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

Comprehensive Income (Loss)

Our comprehensive income (loss) is comprised of our net income (loss), noncontrolling interest net income (loss), foreign currency translation adjustments, net of tax, and unrealized changes in the fair value of an equity security, net of tax.

The tax effects allocated to our accumulated other comprehensive income (loss) components were as follows:

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Before-tax amount	$(262)	$14	$(3)
Tax expense (benefit)	(86)	4	(1)

Net-of-tax amount	$(176)	$10	$(2)

Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded weighted average common stock equivalents of 1,439,748, 1,387,000 and 1,306,000 from the computation of diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders for 2013, 2012 and 2011, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders:

	For the Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net income (loss) attributable to Gaiam, Inc. common shareholders:
Income (loss) from continuing operations	$(20,757)	$(19,530)	$(24,875)
Income from discontinued operations	(1,995)	6,648	3

Net income (loss) attributable to Gaiam, Inc.	$(22,752)	$(12,882)	$(24,872)

Weighted average shares for basic net income (loss) per share	22,972	22,703	23,126
Effect of dilutive securities:
Weighted average of common stock and stock options	143	—	—

Weighted average shares for diluted net income (loss) per share	23,115	22,703	23,126

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic:
Income (loss) from continuing operations	$(0.90)	$(0.86)	$(1.08)
Income from discontinued operations	(0.09)	0.29	0.00

Basic net income (loss) per share attributable to Gaiam, Inc.	$(0.99)	$(0.57)	$(1.08)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—diluted:
Income (loss) from continuing operations	$(0.89)	$(0.86)	$(1.08)
Income from discontinued operations	(0.09)	0.29	0.00

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.98)	$(0.57)	$(1.08)

3. Related Party Transactions

Under our Intercorporate Services Agreement with Real Goods Solar, we had until September 30, 2013 provided services to RSOL in the ordinary course of business, for which we at least quarterly billed to and collected from Real Goods Solar. This agreement was terminated on December 19, 2013. We billed zero, $0.3 million, and $0.4 million under the Intercorporate Services Agreement for the years 2013, 2012, and 2011, respectively.

As specified by our Tax Sharing Agreement with Real Goods Solar, to the extent Real Goods Solar becomes entitled to utilize certain loss carryforwards relating to periods prior to its initial public offering, it will distribute to us the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to our step acquisitions of Real Goods Solar, it experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, its use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2013, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that Real Goods Solar’s potential future payments to us, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates. Based on Real Goods Solar’s establishment of a valuation allowance for all its net deferred tax assets at December 31, 2012, we established a valuation allowance, by charging loss from equity method investment in 2012, for our entire $1.6 million deferred tax asset related to our Tax Sharing Agreement with Real Goods Solar.

On December 19, 2011, we entered into an Industrial Building Lease Agreement with Real Goods Solar for office space located in our owned building in Colorado. The five year lease commenced on January 1, 2012 and has a monthly payment of approximately $22,000 plus common area maintenance and tax expenses.

During 2013, we sold the majority of our investment in Real Goods Solar for total net proceeds of approximately $25 million. Following the sale of the first portion in May 2013, our voting ownership percentage declined to below 20% and our Chairman resigned as Chairman of RSOL’s board and, thus, we no longer had significant influence over Real Goods Solar. Therefore, we changed our accounting for our investment in RSOL from the equity to cost method. Due to this accounting method change, we will no longer report our portion of RSOL’s net income or loss each period.

At December 31, 2012, we had two loans receivable from Real Goods Solar totaling $2.7 million, bearing interest at an annual rate of 10%. During 2012, Real Goods Solar recorded an impairment and, through the equity method accounting for our investment in RSOL, the net carrying value of these loans was reduced to zero as of December 31, 2012. On March 27, 2013, the maturity dates for these loans were extended, with $1.0 million due April 26, 2014 and $1.7 million due April 30, 2014. On April 23, 2013, we entered into a conversion agreement with Real Goods Solar whereby the $1.7 million loan was reduced by $0.1 million in exchange for 62,111 shares of Real Goods Solar’s Class A common stock. The conversion ratio was determined based on the closing market price of Real Goods Solar’s Class A common stock on the date of the conversion. On November 5, 2013, we collected $2.1 million in cash from Real Goods Solar and $0.2 million of tenant improvements in settlement of the two outstanding loans made. The $2.3 million gain resulting from the collection of these loans are reported in Interest and other income on our consolidated statement of operations for the year ended December 31, 2013.

As of December 31, 2013, we owned 836,989 shares of Real Goods Solar’s Class A common stock.

4. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2013	2012
Land	$5,603	$5,582
Buildings	16,637	16,366
Furniture, fixtures and equipment	6,839	6,213
Leasehold improvements	1,622	1,633
Website development costs and other software	9,919	10,015
Studios, computer and telephone equipment	9,182	9,292
Warehouse and distribution equipment	1,765	1,765

	51,567	50,866
Accumulated depreciation and amortization	(29,027)	(27,322)

	$22,540	$23,544

5. Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

(in thousands)	2013	2012
Accrued compensation	$5,500	$2,031
Customer deposits	8,478	6,086
Other accrued liabilities	3,525	1,367

	$17,503	$9,484

Accrued compensation at December 31, 2013 included severance and termination benefits of $2.5 million.

6. Commitments and Contingencies

Operating Leases

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from 3 to 6 years.

The following schedule represents the annual future minimum payments under these commitments, as of December 31, 2013:

(in thousands)	Operating
2014	$1,848
2015	1,112
2016	325
2017	—

Total minimum lease payments	$3,285

As a result of our divestiture of our non-branded entertainment media operations and our discontinuance of DRTV operations, in the fourth quarter of 2013 we closed our office in New York, NY and recognized an expense representing the cumulative remaining obligation under that lease agreement, net of expected recoveries from sublease agreements. The previous table reflects the future minimum payments we are obligated to make on this lease agreement.

We incurred rent expense of $1.0 million, $1.0 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

7. Equity

During 2013, we issued, under our 2009 Long-Term Incentive Plan, 49,187 and 160,470 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered during 2013, and to our employees upon the exercise of stock options, respectively. We recorded the shares issued to our directors at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

On October 11, 2013, we issued 15,759 shares of our Class A common stock under restricted stock award agreements of the same date to certain of our former board directors. See Footnote 8. Share-Based Compensation. On October 31, 2013, we issued 1,055,000 shares of our Class A common stock into escrow as part of the consideration transferred for an acquisition.

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

During May 2013, as a result of a decrease in our voting ownership to less than 20% and the resignation of our chairman from his position as Chairman of the Board for Real Goods Solar, we changed the accounting for our investment in Real Goods Solar from the equity to cost method. Thus, our consolidated balance sheet data at December 31, 2013 and our consolidated statement of operations data for 2013 reports Real Goods Solar as a cost method investment.

The following schedule reflects the effect of changes in Gaiam, Inc.’s ownership interest in its subsidiaries on Gaiam, Inc.’s equity for the years ended December 31, 2012 and 2011, respectively. There were no changes to Gaiam, Inc.’s equity during 2013 as a result of converting our accounting for our investment in Real Goods Solar from the equity to cost method.

	For the Year Ended December 31,
(in thousands, except share data)	2012	2011
Net income (loss) attributable to Gaiam, Inc.	$(12,882)	$(24,872)
Transfers from the noncontrolling interest:
Decrease in Gaiam, Inc.’s paid-in capital for its subsidiary’s acquisition of a noncontrolling interest, including related taxes of $16	(170)	—
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 29,408 Real Goods Solar Class A common shares in conjunction with nonemployee director fees, and for employee share-based compensation	—	193
Increase in Gaiam, Inc.’s paid-in capital for the issuance of 8,700,000 Real Goods Solar Class A common shares in conjunction with its acquisition of Alteris	—	1,716
Decrease in Gaiam, Inc.’s paid-in capital for Real Goods Solar’s repurchase of 379,400 of its Class A common shares	—	(125)
Increase in Gaiam, Inc.’s paid-in capital in conjunction with the remeasurement of deferred tax liabilities related to our equity investment in Real Goods Solar upon deconsolidation	—	562

Change from the net income (loss) attributable to Gaiam, Inc. and transfers from the noncontrolling interest	$(13,052)	$(22,526)

As of December 31, 2012, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 2009 and 1999 Long-Term Incentive Plans:
Stock options outstanding	1,662,450

Total shares reserved for future issuance	7,062,450

Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common shares is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common shares and our Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman, holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 648,682 shares of Class A common stock. Consequently, our chairman holds approximately 75% of our voting stock and thus is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

8. Share-Based Compensation

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

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. We derive the expected terms from the historical behavior of participant groupings. We base expected volatilities on the historically realized volatility of our stock over the expected term. Our use of historically realized volatilities is based upon the expectation that future volatility over the expected term is not likely to differ from historical results. We base the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. Our dividend yield assumes no annual cash dividends. In accordance with FASB share-based compensation guidance, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We primarily use historical data by participant groupings to estimate option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under our 2009 and 1999 Long-Term Incentive Plans for each of the years presented:

	2013	2012	2011
Expected volatility	57% - 61%	59%	58% - 61%
Weighted-average volatility	58%	59%	59%
Expected dividends	—%	—%	2.8% - 4.2%
Expected term (in years)	5.1 - 7.8	7.1	7.1 - 9.3
Risk-free rate	1.33% - 2.32%	1.36% - 1.61%	1.50% - 3.13%

The table below presents a summary of option activity under our 2009 and 1999 Long-Term Incentive Plans as of December 31, 2013, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,406,450	$5.61
Granted	527,500	5.30
Exercised	(160,470)	4.84
Cancelled or forfeited	(111,030)	4.63

Outstanding at December 31, 2013	1,662,450	$5.65	5.2	$2,049,536

Exercisable at December 31, 2013	912,390	$5.84	2.4	$1,104,611

On November 8, 2013, for 3 former board members, we extended the exercisability date of their outstanding options to the lesser of October 10, 2014 or the expiration date of their grants. These modifications resulted in total incremental share-based compensation cost of $0.1 million that was immediately recognizable. On March 5, 2012, for options previously granted under our 1999 Long-Term Incentive Plan that were scheduled to expire within the next two years, we extended the original expiration dates by two years. As a result, grants to 7 employees were modified and these modifications resulted in total incremental share-based compensation cost of approximately $0.1 million that was immediately recognizable. During 2009, for options previously granted under our 1999 Long-Term Incentive Plan to 49 employees, we reset the exercise price to $5.00 per share. The options continued to vest over their remaining original vesting periods. These 2009 repricing modifications resulted in total incremental share-based compensation cost of approximately $0.2 million, recognizable over 2009 through 2013.

We issue new shares upon the exercise of options. We received $0.8 million in cash from stock options exercised during 2013. No options were exercised during 2012. The weighted-average grant-date fair value of options granted during the years 2013, 2012, and 2011 was $3.14, $2.39, and $2.32, respectively. The total intrinsic value of options exercised during 2013 and 2011 was $0.1 million each year. The total fair value of shares vested was $0.6 million during 2013 and $0.8 million during each of 2012 and 2011.

On October 11, 2013, we issued 15,759 shares of our Class A common stock under restricted stock award agreements of the same date to certain of our former board members. The estimated fair value of these restricted stock awards was $0.1 million and was based on the closing market price of our stock on October 11, 2013. These restricted stock awards vest 100% on April 10, 2014.

Our share-based compensation cost charged against income was $0.8 million, $1.0 million, and $1.6 million during 2013, 2012, and 2011, respectively, and is shown in corporate, general and administration expenses. The portion of our share-based compensation expense related to Real Goods Solar was $0.5 million for 2011. The total income tax benefit recognized for share-based compensation was $0.3 million, $0.4 million, and $0.6 million for 2013, 2012, and 2011, respectively. As of December 31, 2013, there was $1.4 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under our 2009 and 1999 Long-Term Incentive Plans. We expect that cost to be recognized over a weighted-average period of 3.78 years.

9. Asset Impairments and Exit Activity Costs

During 2013, as a result of the reorganization and re-focus of our continuing businesses following the discontinuation of our non-branded entertainment media distribution and direct response television marketing operations, we impaired $4.4 million of media libraries and capitalized production costs, $1.5 million of advances, and $1.3 million of property, plant, and equipment, net of accumulated depreciation, and other investments. These noncash impairments reduced the carrying value of assets for our business and direct to consumer segments by $5.1 million and $2.0 million, respectively. We estimated the fair value of each impaired asset category using a traditional present value technique, relying upon various sources of information for our assumptions, such as estimated future sales, internal budgets and projections, and judgment about the related product’s future earnings potential (level 3 of the fair value hierarchy). We also recorded termination benefits of $2.5 million related to the termination of certain employees associated with our restructuring and future retirement benefits for one of our executive officers. These asset impairment and termination benefit charges were recorded in other general expense on our consolidated statement of operations for the year ended December 31, 2013. Also included in other general expenses on our consolidated statements of operations are $1.3 million of expenses related to a brand study, recruiting for a new CEO, and other operating expenses that management believes are unique in 2013.

At December 31, 2013, the accrual liability associated with termination benefits consisted of the following:

Charges	$2,472
Payments made	(298)

Accrued liability	$2,174

The $2.2 million accrual balance at December 31, 2013 is expected to be paid $1.3 million in 2014, $ 0.5 million in 2015 and $0.4 million in 2015.

10. Income Taxes

Our provision for income tax expense (benefit) for continuing operations is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$536	$(4,463)	$426
State	(68)	(293)	129
International	223	196	236

	691	(4,560)	791

Deferred:
Federal	23,619	(4,552)	(10,735)
State	1,591	(328)	(763)
International	73	(4)	(6)

	25,283	(4,884)	(11,504)

	$25,974	$(9,444)	$(10,713)

Variations from the federal statutory rate are as follows:

(in thousands)	2013	2012	2011
Expected federal income tax expense (benefit) at statutory rate of 34%	$2,003	$(4,348)	$(12,235)
Effect of permanent goodwill impairment and worthless stock differences	—	—	7,668
Effect of 2008 State NOL’s and option forfeitures	189	—	—
Effect of permanent enhanced charitable donation differences	—	(31)	(25)
Effect of permanent other differences	269	34	96
Effect of change in financial statement carrying value of investment	—	(5,077)	(5,534)
State income tax expense (benefit), net of federal benefit	67	(196)	(872)
Federal tax credits	—	—	(164)
Establishment of valuation allowance on net deferred tax assets	23,153	—	—
Other	337	209	406
Effect of differences between U.S. taxation and foreign taxation	(44)	(35)	(53)

Income tax expense (benefit)	$25,974	$(9,444)	$(10,713)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2013 and 2012 are as follows:

	December 31,
(in thousands)	2013	2012
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$171	$245
Inventory-related expense	950	699
Accrued liabilities	3,341	3,888
Net operating loss carryforward	820	3,617
Worthless Stock Deduction	3,055	—
Impaired loans to affiliate	—	959
Prepaid and deferred catalog costs	(103)	(250)
Other	35	(29)
Exit Activity Accruals	1,603	—

Total current deferred tax assets	9,872	9,129
Valuation allowance	(9,872)	—

Total current deferred tax assets, net of valuation allowance	$—	$9,129

Non-current:
Depreciation and amortization	$(825)	$288
Section 181 qualified production expense	(850)	(4,579)
Net operating loss carryforward	15,297	13,737
Charitable carryforward	1,567	1,681
Loss (gain) from change in financial statement carrying value of investment, net	55	228
Gain from foreign business acquisition	(347)	(347)
Impairment of intangibles	—	5,412
Tax credits	920	899
Other	69	42

Total non-current deferred tax assets	15,886	17,361
Valuation allowance	(15,886)	(2,669)

Total non-current deferred tax assets, net of valuation allowance	—	14,692

Total net deferred tax assets	$—	$23,821

The sources of income (loss) before income taxes are as follows:

(in thousands)	2013	2012	2011
Domestic	$5,503	$(29,162)	$(34,977)
International	373	493	(1,009)

	$5,876	$(28,669)	$(35,986)

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

Income tax benefit for 2012 includes $6.0 million due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in Real Goods Solar and the reduction of the carrying value of our loans to Real Goods Solar. See Note 3. Related Party Transactions.

Certain of our subsidiaries, namely those for which we own less than 80% of their shares and voting rights and/or are foreign entities, file tax returns separately from Gaiam’s consolidated tax group. At December 31, 2013, we had made a provision for U.S. federal and state income taxes on approximately $0.3 million of undistributed foreign earnings, which are not expected to remain outside of the U.S. indefinitely. Deferred tax liabilities have been established for future taxes on distribution of foreign earnings in the form of dividends or otherwise, in order to derive, for financial statement purposes, the U.S. income taxes (net of tax on foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. A significant piece of evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this assessment, we recorded a charge of $23.2 million to income tax expense to record a valuation allowance against our deferred tax assets as of December 31, 2013. As income is generated in future periods, the Company expects to reverse the valuation allowance and utilize the deferred tax assets.

Based on Real Goods Solar’s establishment of a valuation allowance for all its net deferred tax assets at December 31, 2012, we established a valuation allowance, by charging loss from equity method investment, for our entire $1.6 million deferred tax asset related to our Tax Sharing Agreement with Real Goods Solar. See Note 3. Related Party Transactions. We concluded that no other changes to our existing valuation allowances were necessary. We expect our net deferred tax assets, less the valuation allowances, at December 31, 2013 to be fully recoverable through the reversal of taxable temporary differences and normal business activities in future years.

We realized $0.5 million in tax deductions and $0.7 million in tax benefits recorded to additional paid-in capital as a result of the exercise of stock options for the year ended December 31, 2013. No stock options were exercised during 2012. Also, we charged $0.9 million to additional paid-in capital during the year ended December 31, 2011 as a result of adjustments to a deferred tax liability caused by temporary changes in the financial statement carrying value of our investment in Real Goods Solar.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations. The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2009 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administration expenses, respectively.

11. Segment and Geographic Information

Segment Information

During 2013, we sold our non-branded entertainment media distribution operation (previously part of our business segment) and discontinued our DRTV operations (previously part of our direct to consumer segment). Accordingly, we have restated the below segment information to present these two businesses as discontinued operations, separate from our continuing segments.

Real Goods Solar was deconsolidated on December 31, 2011, and, thus, the segment information below reports RSOL as an equity method investment for 2012 and as a consolidated subsidiary for 2011. RSOL became a cost method investment during 2013.

We now manage our business and aggregate our operational and financial information in accordance with two reportable segments. The direct to consumer segment contains e-commerce, catalog, retail store and digital subscription channels; and the business segment comprises retailer, distribution, and corporate account channels.

Although we are able to track revenue by sales channel, the management, allocation of resources and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments was as follows:

	Year Ended December 31,
(in thousands)	2013		2012		2011
Net revenue:
Direct to consumer	$52,051		$42,852		$45,041
Business	103,412		84,390		69,393

Net revenue excluding Solar (RSOL)	155,463		127,242		114,434
Solar	—		—		109,257

Consolidated net revenue	155,463		127,242		223,691
Contribution margin (loss):
Direct to consumer	(22,754	)(b)	(17,308	)(b)	(6,983)
Business	1,113	(b)	7,135		(22,087	)(a)

Contribution margin (loss) excluding Solar (RSOL)	(21,641)		(10,173)		(29,070)
Solar	—		—		(2,276)

Consolidated contribution margin (loss)	(21,641)		(10,173)		(31,346)
Reconciliation of contribution margin (loss) to net income (loss) attributable to Gaiam, Inc.:
Interest and other income (expense)	2,421		(86)		(90)
Gain on sale of investment in RSOL	25,096		—		—
Loss from equity method investment in RSOL	—		(18,410)		—
Loss on deconsolidation of RSOL	—		—		(4,550)
Income tax expense (benefit)	25,974		(9,444)		(10,713)
Income from discontinued operations	(1,995)		6,648		3
Net (income) loss attributable to noncontrolling interest	(659)		(305)		398

Net income (loss) attributable to Gaiam, Inc.	$(22,752)		$(12,882)		$(24,872)

(a)	During 2011, we recognized a noncash goodwill impairment charge of $22.5 million in our business segment.
(b)	Includes investments in our digital subscription businesses of $8.5 million and $5.9 million for the years 2013 and 2012, respectively. Additionally, during 2013 we recognized impairment and severance charges of $11.0 million.

The following is a reconciliation of reportable segments’ assets to our consolidated total assets. Other unallocated corporate amounts are comprised of cash, current and deferred income taxes, and property and equipment.

	As of December 31,
(in thousands)	2013	2012	2011
Total assets – Continuing Operations:
Direct to consumer	$39,803	$30,500	$17,506
Business	64,094	63,313	53,725
Other unallocated corporate amounts	32,883	29,204	62,792

	$136,780	$123,017	$134,023
Total assets – Discontinued Operations:
Direct to consumer	$1,646	$7,925	$3,470
Business	1,576	66,289	25,797

	$3,222	$74,214	$29,267

	$140,002	$197,231	$163,290

Major Customer

Sales to our largest customer accounted for approximately 32.1%, 22.9%, and 15.8% of total net revenue during 2013, 2012 and 2011, respectively, and are reported in our business segment.

Geographic Information

We sell and distribute essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada, Australia and the U.K., and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Revenue:
United States	$150,274	$122,183	$218,741
International	5,189	5,059	4,950

	$155,463	$127,242	$223,691

Long-Lived Assets:
United States	$29,072	$33,827	$34,871
International	246	626	370

	$29,318	$34,453	$35,241

	As of December 31,
(in thousands)	2013	2012	2011
Components of Long-Lived Assets (a):
Property and equipment, net	$22,540	$23,544	$23,634
Media Library, net	5,211	10,441	10,884
Other Intangibles, net	1,155	190	569
Other assets	412	278	154

	$29,318	$34,453	$35,241

(a)	Excludes other non-current assets (non-current deferred tax assets, net, goodwill, investments, notes receivable, security deposits and noncurrent assets from discontinued operations) of $15,432, $33,001, and $31,897 for 2013, 2012, and 2011, respectively.

12. Discontinued Operations

On October 21, 2013, we consummated the sale of GVE Newco, LLC (“GVE”), a wholly-owned subsidiary of ours representing our non-branded entertainment media business, to Cinedigm Corp. (“CIDM”) for $51.7 million, comprised of $47.5 million in cash, 666,978 shares of CIDM’s Class A common stock with an estimated fair value as of transaction consummation of approximately $1.2 million, $2 million of assigned accounts receivable, and a $1 million assumed payment obligation. In addition, the sale consideration will also include a post-closing adjustment payable in cash on April 15, 2014 and based on the final closing net working capital of GVE, which the parties are currently negotiating. During the fourth quarter of 2013, we discontinued our DRTV operations. In connection with these discontinued operations, we recognized certain exit activity and asset impairment charges. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses, and their related exit activity and asset impairment charges, are presented as discontinued operations in our financial statements and footnotes presented herein.

The major components of assets and liabilities of our discontinued operations were as follows:

	December 31,
(in thousands)	2013	2012
Current assets:
Accounts receivable, net	$2,168	$35,618
Inventory, less allowances	818	8,588
Deferred advertising costs	—	3,506
Advances	—	10,708
Other current assets	226	532

Total current assets	3,212	58,952
Property and equipment, net	—	453
Media library, net	—	2,649
Goodwill	—	6,731
Other intangibles, net	—	5,418
Other assets	10	11

Total assets	$3,222	$74,214

Current liabilities:
Line of credit	$—	$16,231
Accounts payable	1,121	7,920
Participations payable	—	569
Accrued liabilities	475	25,175

Total current liabilities	$1,596	$49,895

With regards to our DRTV discontinued operations, we commenced wind-down activities in December, 2013, and we expect to fully cease and sell its operations and assets no later than December 31, 2014. The expected proceed from the disposition of this business unit are not expected to be material.

On July 31, 2012, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, N.A. (“PNC”), for the use and benefit of GVE’s operations, which were subsequently discontinued. Borrowings were secured by a pledge of the Borrowers’ assets. The PNC Credit Agreement provided for a revolving line of credit of up to $35 million, subject to borrowing base and related limitations. Subject to certain limitations, the principal amount of the revolving loan was due and payable on the earlier of July 30, 2015 or upon the termination of the PNC Credit Agreement.

On October 21, 2013, the Borrowers paid in full the outstanding balance owed to PNC, $19,621,941 (inclusive of principal and interest and other fees), and terminated the underlying PNC Credit Agreement. The Borrowers also paid an early termination fee in an amount equal to $350,000. Upon termination, PNC released all liens granted in its favor on the collateral pledged under the PNC Credit Agreement. All interest charges under the PNC Credit Agreement have been allocated to discontinued operations.

The income from discontinued operations amounts as reported on our consolidated statements of operations were comprised of the following amounts:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Net revenue	$53,539	$75,232	$51,082

Income from operations before income taxes	2,386	10,417	59
Exit activity and asset impairment charges before income taxes (a)	(1,776)	—	—
Income tax expense	(209)	(3,769)	(56)

Income from operations of discontinued operations	401	6,648	3

Gain (loss) on disposal of discontinued operations:
Gain on sale of GVE before income taxes	5,622	—	—
Loss on abandonment of DRTV before income taxes (b)	(9,481)	—	—
Income tax expense	1,463	—	—

Gain from disposal of discontinued operations	(2,396)	—	—

Income from discontinued operations.	$(1,995)	$6,648	$3

(a)	In direct conjunction with the discontinuing of our GVE and DRTV operations, during 2013 we recognized exit activity charges of $0.8 million for employee termination benefits and $1.0 million for non-cancellable facility leases, of which $0.3 million had been paid as of December 31, 2013, the balance of these amounts is expected to be paid in 2014
(b)	As a direct result of the discontinuance of our GVE and DRTV operations, we recognized impairment charges of $2.5 million for inventory, $3.8 million for deferred advertising costs, $0.8 million for advances, $0.4 million for property and equipment, $2.1 million for media library, $6.7 million for goodwill, and $3.5 million for other intangibles.

13. Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited results of operations for each of the quarters in 2013 and 2012. During 2013, we sold our non-branded entertainment media distribution operations and discontinued our DRTV operations. We now report these businesses as discontinued operations, and, accordingly, we have reclassified their results of operations for all periods presented to reflect them as such. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented.

	Year 2013 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (a)
Net revenue	$36,679	$31,897	$36,128	$50,759
Gross profit	15,750	13,314	14,693	21,551
Gain on sale of investment	—	16,429	1,975	6,692
Income (loss) from continuing operations	(2,203)	8,112	(699)	(25,308)
Income from discontinued operations	1,981	(129)	1,004	(4,851)
Net income (loss)	(222)	7,983	305	(30,159)
Net income (loss) attributable to Gaiam, Inc.	(277)	7,848	120	(30,443)
Net income (loss) per share attributable to Gaiam, Inc. common shareholders – diluted:
From continuing operations	$(0.10)	$0.36	$(0.03)	$(1.08)
From discontinued operations	0.09	(0.01)	0.04	(0.21)

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.01)	$0.35	$0.01	$(1.29)

Weighted average shares outstanding-diluted	22,732	22,741	22,765	23,668

	Year 2012 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30 (b)	December 31
Net revenue	$28,589	$24,531	$28,537	$45,586
Gross profit	13,995	10,585	12,601	19,338
Loss from equity method investment	(696)	(944)	(15,940)	(830)
Loss from continuing operations	(1,977)	(4,756)	(11,923)	(569)
Income from discontinued operations	679	2,647	997	2,325
Net income (loss)	(1,298)	(2,109)	(10,926)	1,756
Net income (loss) attributable to Gaiam, Inc.	(1,219)	(2,053)	(11,157)	1,547
Net income (loss) per share attributable to Gaiam, Inc. common shareholders – diluted:
From continuing operations	$(0.08)	$(0.21)	$(0.53)	$(0.03)
From discontinued operations	0.03	0.12	0.04	0.10

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.05)	$(0.09)	$(0.49)	$0.07

Weighted average shares outstanding-diluted	22,698	22,702	22,704	22,706

(a)	We reported gains of $16.4 million, $2.0 million and $6.7 million in the second, third and fourth quarters of 2013 on the sale of our Real Goods Solar stock, the carrying value for which had previously been reduced to zero through the recognition of our portion of RSOL’s net losses. We recorded a charge of $11.0 million to exit certain businesses, to restructure certain operations, and a net loss of $2.0 million after selling GVE and closing DRTV in the fourth quarter. We also recorded a $23.2 million valuation allowance for our deferred tax assets in the fourth quarter of 2013.
(b)	During the quarter ended September 30, 2012, we recorded a noncash loss from our equity method investment in RSOL of $15.9 million and related income tax benefits of $5.7 million.

GAIAM, INC.

Financial Statement Schedule II

Consolidated Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (a)	Balance at End of Year
Allowance for Doubtful Accounts:
2013	$611	$564	$619	$556
2012	$678	$622	$689	$611
2011	$888	$545	$755	$678
Allowance for Product Returns:
2013	$2,579	$27,707	$28,710	$1,576
2012	$1,823	$16,119	$15,363	$2,579
2011	$861	$22,704	$21,742	$1,823

(a)	The 2011 deduction amount for the allowance for doubtful accounts includes $0.5 million related to the deconsolidation of Real Goods Solar. See Note 3. Related Party Transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of December 31, 2013, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth the names and ages of our current directors:

Name	Age	Position
Jirka Rysavy	59	Director and Chairman
Lynn Powers	64	Director and Chief Executive Officer
James Argyropoulos	69	Director
Kristen Frank	48	Director
Chris Jaeb	54	Director
Wendy Schoppert	47	Director
Paul Sutherland	58	Director

Each director serves for a one-year term. Biographical information for each director, including the years in which they began serving as directors and their positions with Gaiam, are set forth below.

Jirka Rysavy—age 59—Founder and Chairman. He has been Chairman since our inception and served as our full-time Chief Executive Officer from December 1998 to March 2009. In 1986, Mr. Rysavy founded Corporate Express, Inc., which, under his leadership, grew to become a Fortune 500 company supplying office and computer products and services. He was its Chairman and Chief Executive Officer until 1998. Mr. Rysavy also founded and served as Chairman and Chief Executive Officer of Crystal Market, a health foods market, which was sold in 1987 to become the concept and first Wild Oats Markets store. Mr. Rysavy was also Chairman of Real Goods Solar, Inc., an entity Gaiam founded in 1999 and of which Gaiam owns a minority stake of the issued and outstanding capital stock. Mr. Rysavy resigned from the board of Real Goods Solar, Inc. in June 2013.

The board believes that Mr. Rysavy brings to the board significant senior leadership, strategic focus, business development, sales and marketing and international experience from his past business experience in senior management roles and as a founder of several successful businesses.

Lynn Powers—age 64—Chief Executive Officer and a director. Ms. Powers has been a director since February 1996 and our Chief Executive Officer since March 2009. She served as our President from February 1996 until November 2010. From February 1996 until September 2001, she was our Chief Operating Officer, and from September 2001 until March 2009 she was our Chief Executive Officer of North American operations. From 1992 to 1996, she was Chief Executive Officer of La Scelta, an importer of natural fiber clothing products. Before that, Ms. Powers was Senior Vice President Marketing/Strategic Development and Vice President Merchandising of Miller’s Outpost, a specialty retailer.

As our Chief Executive Officer and former President, the board believes that Ms. Powers brings to the board significant senior leadership, management, operational, financial, and brand management experience.

James Argyropoulos—age 69—Director since May 2002. Mr. Argyropoulos has been primarily engaged as a private investor over the last fifteen years. In 1972, Mr. Argyropoulos founded, and thereafter served as Chairman and Chief Executive Officer of, The Cherokee Group Inc., a shoe manufacturing and apparel business.

The board believes that Mr. Argyropoulos brings to the board significant senior leadership, management, financial, and brand management experience from his past business experience with The Cherokee Group and other companies.

Paul Sutherland—age 58—Director since June 2012. Mr. Sutherland has worked in the investment and financial advisory business since 1975. He is founder and President of Financial & Investment Management Group, Ltd. (“FIMgroup”), a registered investment adviser that manages investment portfolios on a discretionary basis for individuals, trusts, foundations and retirement plans that he founded in 1984. As the Chief Investment Officer for FIMgroup, he has been managing values driven, sustainably oriented, global total return, growth and income investment portfolios for more than 25 years. FIMgroup is the beneficial owner of approximately 9.59% of our outstanding shares of Class A Common Stock. Mr. Sutherland served on the board of directors of the Utopia Funds, a registered investment company, between December 2005 and March 2009. Mr. Sutherland is Chairman and a founding board member of the Utopia Foundation and is author of various books including Virtues of Wealth and the AMA guide to Financial Planning. Mr. Sutherland is also owner of Spirituality and Health Media LLC, the publisher of Spirituality & Health magazine, and Yen Yoga and Fitness LLC, the largest yoga, spinning and fitness studio in northern Michigan.

In addition to Mr. Sutherland’s significant senior leadership, global investment, business, entrepreneurial and financial experience, the board believes that he brings to the board a broad understanding of the business aspects of the sustainable health and wellbeing movement and market in which Gaiam operates.

Kristin Frank—age 48—Director since October 2013. Ms. Frank has a long career at Viacom, a global entertainment company, where she currently serves as Executive Vice President of Viacom Music and Logo’s Connected Content division, with general management responsibilities for all non-linear brand properties for MTV, VH1, CMT and LOGO. Previously, from 2009 to 2012, Ms. Frank served as General Manager for MTV and VH1 Digital where she was instrumental to MTV’s growth to 140 million fans on Facebook. From 2005 to 2009 she served as Chief Operating Officer at LOGO TV. From 1996 to 2005 she has held multiple positions at Viacom Media Networks including serving as Senior Vice President, Multiplatform Distribution at LOGO TV as well as Regional Vice President, MTV Networks Content Distribution and Marketing Group overseeing distribution strategy for MTV, VH1, CMT, VH1 Classic, MTV 2 and Logo.

The board believes that Ms. Frank brings to the board significant experience with management, operations, branding, digital content delivery and social media.

Chris Jaeb—age 54—Director since October 2013. Since 2007, Mr. Jaeb serves as the Chief Executive Officer of Common Ground Kauai, a sustainable resource center he founded. In 2006 he co-founded and till 2010 served as the President of Malama Kauai, a Hawaii based nonprofit organization. In 1995, Mr. Jaeb co-founded AudioNet (previously Cameron Broadcasting Systems), an Internet-based aggregator of digital media, which changed its name to Broadcast.com prior to its initial public offering in 1998. In 1999 Broadcast.com was sold to Yahoo for $5.4 billion. In 1995 Mr. Jaeb founded eAds, the first fee per click advertising company on the Internet.

In addition to Mr. Jaeb’s entrepreneurial experience, the board believes that he brings to the board a strong understanding of Internet marketing operations and the business aspect of sustainable living.

Wendy Schoppert—age 47—Director since October 2013. Since June 2011, Ms. Schoppert has been the Executive Vice President and Chief Financial Officer of Select Comfort, the manufacturer, marketer, retailer and servicer of the Sleep Number® line of beds. Since joining Select Comfort in 2005, she has also served as its Chief Information Officer, interim Chief Marketing Officer and Senior Vice President of International and New Channel Development. Prior to joining Select Comfort, Ms. Schoppert led US Bank’s Private Asset Management team and served as Head of Product, Marketing & Corporate Development for the bank’s asset management division. She began her career in the airline industry, serving in various finance, strategic, investor relations and general management leadership positions at American Airlines, Northwest Airlines and America West Airlines. Ms. Schoppert serves on Cornell University’s “President’s Council of Cornell Women.”

The board believes that Ms. Schoppert brings to the board vast experience in brand development and management, as well as significant senior financial leadership and expertise with the oversight of financial reporting and disclosure for public companies.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of our current executive officers:

Name	Age	Position
Jirka Rysavy	59	Chairman and a Director
Lynn Powers	64	Chief Executive Officer and a Director
John Jackson	57	Vice President of Corporate Development and Secretary
Stephen J. Thomas	50	Chief Financial Officer and Vice President

Our executive officers are elected annually by our board of directors. Mr. Rysavy and Ms. Powers have been employed by our company for more than the past five years. Biographical information about Mr. Rysavy and Ms. Powers is included herein under the heading “DIRECTORS”.

John Jackson—age 57—Mr. Jackson has served as Gaiam’s Vice President of Corporate Development since June 2006 and was appointed Secretary in March 2007. Prior to joining Gaiam, Mr. Jackson served as the Chief Executive Officer for Alliance Management, LLC, a firm that he founded in 1999 that provided strategic alliance advisory services to domestic and international middle market business concerns.

Stephen J. Thomas—age 50—Mr. Thomas became Gaiam’s Chief Financial Officer in November 2010. He previously served as Gaiam’s Chief Accounting Officer from November 2009 until November 2010 and as Controller of Gaiam from August 2006 until November 2009. From 2005 until 2006, Mr. Thomas was Chief Financial Officer of Digitally Unique Corporation, an online retailer of consumer electronics, and from 2003 until 2005 Mr. Thomas was Controller of American Coin Merchandising, Inc., a public company acquired by Coinstar in 2004 for approximately $235 million. Mr. Thomas has held numerous financial and accounting positions throughout his career that began with Arthur Andersen LLP in 1986.

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

Based solely upon a review of the copies of the forms furnished to us and the representations made by the reporting persons to us, the following persons failed to file on a timely basis the following reports required by Section 16(a): Paul Sutherland filed one late report related to two transactions involving a transfer by Mr. Sutherland to a trust controlled by him.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the corporate section of our Internet website at http://corporate.gaiam.com. Our full board of directors must approve in advance any waivers of the Code of Ethics. We will post any amendments to or waivers from our Code of Ethics that apply to our executive officers and directors on the “Code of Ethics” section of our Internet website located at http://corporate.gaiam.com.

AUDIT COMMITTEE

Our board of directors has a separately-designated standing audit committee. We have adopted a written charter for the audit committee, which can be found in the investors’ section of our website at: www.gaiam.com. Our audit committee consists of Messrs. Sutherland and Argyropoulos and Ms. Schoppert, and each member of the audit committee is independent within the meaning of rules of the NASDAQ Global Market. Ms. Schoppert serves as chairperson of the audit committee and our board has determined that she is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is responsible for the appointment, compensation and oversight of our auditor and for approval of any non-audit services provided by the auditor. Our audit committee also oversees (a) management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and disclosure practices; (b) management’s establishment and maintenance of processes to assure that an adequate system of internal control over financial reporting is functioning; and (c) management’s establishment and maintenance of processes to assure our compliance with all laws, regulations and company policies relating to financial reporting.

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

Stock option grants are typically made when a new executive officer is hired, and in determining the size of stock option grants, our compensation committee bases its determinations on such subjective considerations as the individual’s position within management, experience, market value of the executive’s skill set, and historical grant amounts to similarly positioned executives of our company. Our policy is that the exercise price of an option grant shall be equal to or greater than the closing price of the Class A Common Stock on the date of grant and, accordingly, will have value only if the market price of the Class A Common Stock increases after that date. The stock options granted pursuant to both the 1999 Long-Term Incentive Plan and 2009 Long-Term Incentive Plan generally vest at 2% per month during the 11th through 60th month after grant. In October 2013, stock options were granted to John Jackson and Steve Thomas as part of the Long Term Incentive Plan. These options are discussed in the Grants of Plan Based Awards disclosure below. We have selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of our compensation policy. For instance, base salary and bonus target percentages are set with the goal of attracting employees and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform, while our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent. We believe that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation program.

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

Consideration of Say-on-Pay Vote Results

At the 2011 annual meeting of shareholders, our shareholders approved, on an advisory basis, the compensation of our named executive officers, as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission. Our compensation committee reviewed and considered the final vote results for that resolution, and we have not made any changes to our executive compensation policies or decisions as a result of the vote. Further, at the 2011 annual meeting of shareholders, an overwhelming number of our shareholders voted, on an advisory basis, for holding an advisory vote to approve named executive officer compensation every three years. That was also our board of directors’ recommendation on that matter for the 2011 annual meeting. Accordingly, our board of directors has determined that Gaiam will hold the next advisory vote to approve named executive officer compensation at our 2014 Annual Meeting of Shareholders.

Risk Assessments

With respect to risk related to compensation matters, our compensation committee considers, in establishing and reviewing our executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Our executive officers’ base salaries are fixed in amount and thus do not encourage risk-taking. Bonuses are capped and are tied to overall business unit and corporate performance. A portion of compensation provided to the executive officers has in the past been in the form of stock options that are important to help further align executives’ interests with those of our shareholders. Our compensation committee believes that these awards do not encourage unnecessary or excessive risk-taking, as the value of the stock options fluctuate dollar for dollar with our stock price and do not represent significant downward/upward risk and reward. In October 2013, stock options were granted to John Jackson and Steve Thomas as part of the Long Term Incentive Plan. These options are discussed in the Grants of Plan Based Awards disclosure below.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for each of the last three years for our named executive officers.

Name and Principal Position	Year	Salary (3)	Bonus (3)	Option Awards (4)	All Other Compensation (5)	Total
Jirka Rysavy	2013	$401,762	—	—	—	$401,762
Chairman and Director	2012	$60,000	—	—	—	$60,000
	2011	$47,585	—	—	—	$47,585
Lynn Powers (1)	2013	$415,300	$500,000	—	$1,500	$916,800
Chief Executive Officer	2012	$407,890	$329,600	$78,963	$41,115	$857,568
and Director	2011	$380,137	—	$503,469	$1,500	$885,106
William Sondheim (2)	2013	$351,785	$300,000	—	$41,115	$692,900
President	2012	$407,890	$329,600	—	$1,500	$738,990
	2011	$380,137	$42,500	—	$1,500	$424,137
John Jackson	2013	$297,285	$200,000	$94,301	—	$591,586
Vice President of Corporate	2012	$291,575	$236,000	$34,217	$28,365	$590,158
Development and Secretary	2011	$279,041	—	—	—	$279,041
Stephen J. Thomas (2)	2013	$251,904	$200,000	$150,882	—	$602,786
Chief Financial Officer and	2012	$239,726	$200,000	$6,009	$24,038	$469,773
Vice President	2011	$212,055	—	—	—	$212,055

(1)	Ms. Powers has served as Chief Executive Officer since March 2009 and served as President from February 1996 to November 2010.
(2)	Mr. Thomas became Chief Financial Officer and Mr. Sondheim became President in November 2010. Mr Sondheim resigned his position in October 2013.
(3)	The Salary and Bonus columns represent amounts when earned and, because of the timing of payments, do not represent amounts paid during each presented year. The annual salary for each named executive officer as of December 31, 2013 was $412,000 for each of Mr. Rysavy, Ms. Powers and Mr. Sondheim; $295,000 for Mr. Jackson; and $250,000 for Mr. Thomas. Further information about Mr. Rysavy’s compensation is provided below under the heading “Compensation of Mr. Rysavy.” Bonuses are generally given at the discretion of our board of directors’ compensation committee and are typically paid between February and June of the year following the year earned. For Mr. Sondheim, $42,500 of his yearly bonus was guaranteed and paid quarterly during 2011.
(4)	The amounts in the Option Awards column reflect the grant date fair value of awards given to Ms. Powers during 2011 and to Mr. Jackson and Mr. Thomas during 2013, and the incremental fair value of options modified in 2012 for Ms. Powers, Mr. Jackson and Mr. Thomas, the fair values of which were computed in accordance with FASB ASC Topic 718. Mr. Rysavy has requested that he not be granted any options In March 2012, for all employee grants that were scheduled to expire within the next two years, we extended the expiration dates by two years. As a result of these grant modifications, the expiration dates for Ms. Powers’ grant that was to expire on March 31, 2012, as well as certain option awards granted to Mr. Jackson and Mr. Thomas, were each extended by two years. These awards were issued pursuant to our 2009 and 1999 Long-Term Incentive Plans. Assumptions used in the calculation of the amounts are included in footnote 11 to our audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.
(5)	All Other Compensation includes for 2012 the cash payout of accrued paid time off balances as of December 31, 2012 for Ms. Powers, Mr. Jackson and Mr. Thomas, and also for each of Ms. Powers and Mr. Sondheim includes $1,500 of 401(k) company match given during each of the years presented in the Summary Compensation Table. The amount for Mr. Sondheim in 2013 also includes a cash payout of $39,615 for accrued time off.

GRANTS OF PLAN-BASED AWARDS

The following table includes certain information with respect to options granted during or for the year ended December 31, 2013 to our executive officers named above in the Summary Compensation Table.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards (1)	Grant Date Fair Value of Stock and Option Awards (1)
Steve Thomas	10/30/13	40,000	$6.18	$150,882
John Jackson	10/30/13	25,000	$6.18	$94,301

(1)	The options were granted pursuant to Gaiam’s 2009 Long-Term Incentive Plan and approved by the compensation committee of the board. The exercise price per share of these options was equal to the closing price of the underlying stock on the date of the grant. The grant date fair value of these options was determined in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table includes certain information as of December 31, 2013 with respect to unexercised options previously awarded to our executive officers named above in the Summary Compensation Table.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price (1)(2)	Option Expiration Date (1)(3)
Name	Exercisable (1)	Unexercisable (1)
Lynn Powers	200,000	—	$5.30	3/31/15
	50,000	—	$5.00	11/13/15
	84,000	116,000	$5.31	5/12/21
John Jackson	35,000	—	$5.00	6/26/15
	20,000	—	$5.00	9/14/15
	10,800	9,200	$7.18	11/18/17
	0	25,000	$6.18	10/30/23
Stephen J. Thomas	10,000	—	$5.00	12/13/15
	5,000	—	$5.00	6/3/15
	5,000	—	$5.00	11/13/15
	14,000	6,000	$7.65	3/4/17
	10,800	9,200	$7.18	11/18/17
	0	40,000	$6.18	10/30/23

(1)	This table reflects the status of option awards granted pursuant to our 2009 and 1999 Long-Term Incentive Plans as of December 31, 2013. The options vest and become exercisable at 2% per month over the 50 months beginning in the 11th month after date of grant. The exercise price of the options is equal to or greater than the closing stock market price of our Class A Common Stock on the date of grant. Options granted prior to 2011 expire seven years from date of grant and options granted during 2011 and thereafter expire ten years from the date of grant. For further information, see footnote 11 to our audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.
(2)	During 2009, certain option awards originally granted prior to 2009 for Messrs. Sondheim, Jackson and Thomas were repriced to $5.00 per share.
(3)	In March 2012, for all employee grants that were scheduled to expire within the next two years, we extended the expiration dates by two years. As a result of these grant modifications, the option expiration date of option awards granted (a) to Ms. Powers that were scheduled to expire on March 31, 2012, (b) to Mr. Jackson that were scheduled to expire on June 26, 2013 and September 14, 2013, and (c) to Mr. Thomas that was scheduled to expire on December 13, 2013, were each extended by two years. In March 2014, the options scheduled to expire for Ms. Powers on March 31, 2014 were extended one year to March 31, 2015.

OPTION EXERCISES AND STOCK VESTED TABLE

The following table includes certain information with respect to options exercised during the year ended December 31, 2013 by any of our executive officers named above in the Summary Compensation Table.

	Option Awards
	Number of Shares Acquired on Exercise (1)	Value Realized on Exercise (1)
Name
William Sondheim	99,500	$51,147

(1)	All exercises of option awards during 2013 were cashless, meaning that certain shares issued upon exercise were immediately sold in order to pay the exercise price and certain tax withholding amounts. The amount listed in the Value Realized on Exercise column is the sale price less the exercise price of the option times the number of shares issued and immediately sold.

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

In 2013, our executive officers were eligible to receive the same health care coverage that is generally available to other of our employees. We also offered a number of other benefits to our named executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefits programs included medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs (including chiropractic, massage therapy, acupuncture, and fitness classes), relocation/expatriate programs and services, educational assistance, and certain other benefits.

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

STOCK OPTION GRANT TIMING PRACTICES

During 2013, our compensation committee and our board consistently applied the following guidelines for stock option grant timing practices.

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

COMPENSATION OF MR. RYSAVY

The board approved annual base salary for Mr. Rysavy was $412,000, in 2013 and 2012 respectively. However, he voluntarily requested that his salary rate be reduced to reflect the decrease in his time devoted to our business during 2012 and 2011. As a result, Mr. Rysavy received an aggregate salary of $47,585 during 2011 and $60,000 during 2012. Mr. Rysavy served as our Chief Executive Officer until March 2009. He continues to serves as our Chairman and is our largest shareholder. Prior to 2013, at Mr. Rysavy’s request, he has not been given any bonuses or awarded any stock options in the last ten years. Our compensation committee and our board of directors strongly believe that Mr. Rysavy’s salary and overall compensation level are modest given the importance of Mr. Rysavy to our future, his previous experience and business accomplishments and the market value of his skill set as an executive.

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

DIRECTOR COMPENSATION TABLE

The following table provides compensation information for the one year period ended December 31, 2013 for each non-employee member of our board of directors:

Name	Fees Earned or Paid in Cash (2)	Stock Awards (1)(2)(3)	Option Awards (4)	Total
James Argyropoulos	—	$64,000	—	$64,000
Barnet M. Feinblum	$21,500	$11,500	—	$33,000
Barbara Mowry	$40,000	—	—	$40,000
Paul H. Ray	$26,000	—	—	$26,000
Paul Sutherland	—	$63,000	—	$63,000
Wendy Schoppert	$17,000	$17,000	—	$34,000
Kristin Frank	—	$26,000	—	$26,000
Chris Jaeb	$14,000	—	—	$14,000

(1)	Amounts in the Stock Awards column reflect the aggregate grant date fair value of awards granted during 2013 and have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of grant date fair values of awards for the year ended December 31, 2013 are included in footnote 11 to our audited financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-.
(2)	Amounts in the Fees Earned or Paid in Cash and Stock Awards columns include fees for services rendered during 2013, some of which were not administratively paid or issued until 2014.
(3)	On March 31, 2013, Mr. Argyropoulos, Mr. Feinblum and Mr. Sutherland received stock awards with grant date fair values of $21,000, $4,500 and $16,000, respectively. On June 30, 2013, Mr. Argyropoulos, Mr. Feinblum and Mr. Sutherland received stock awards with grant date fair values of $12,000, $4,500 and $10,000, respectively. On September 30, 2013, Mr. Argyropoulos, Mr. Feinblum and Mr. Sutherland received stock awards with grant date fair values of $5,000, $500 and $4,000, respectively. On December 31, 2013, Mr. Argyropoulos, Mr. Feinblum, Mr. Sutherland and Ms. Schoppert and Ms Frank received stock awards with grant date fair values of $26,000, $2,000, $33,000, $17,000 and $26,000, respectively. Such awards represent 2013 compensation, in lieu of cash, for services as directors.
(4)	At year end, each of Mr. Argyropoulos, Mr. Feinblum, and Mr. Ray had 35,000 outstanding option awards which were all exercisable, and the aggregated grant date fair value of each director’s awards was $144,097. Also at year end, Ms. Mowry had 20,000 outstanding option awards, of which 17,500 were exercisable, and the aggregated grant date fair value of the awards was $98,745. Mr. Sutherland, Ms. Schoppert and Ms Frank do not have any outstanding option awards at year end.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

From January-October 2013, our compensation committee was comprised of Ms. Mowry (chairperson) and Messrs. Ray and Argyropoulos; after October 10, 2013, our compensation committee was comprised of Ms. Frank (chairperson), Ms. Schoppert, and Mr. Sutherland. None of the members of our compensation committee has at any time been an officer or employee of our company or has any interlocking relationships that are subject to disclosure under the rules of the Securities and Exchange Commission relating to compensation committees.

COMPENSATION COMMITTEE REPORT

Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2013. Based on the review and discussions, our compensation committee recommended to the board, and the board has approved, that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the fiscal year ended December 31, 2013. This report is submitted by our compensation committee.

Compensation Committee

    Kristin Frank, Chairperson

    Wendy Schoppert

    Paul Sutherland

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION AT FISCAL YEAR-END

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,662,450	$5.65	1,678,434
Equity compensation plans not approved by security holders	—	—	—

Total	1,662,450	$5.65	1,678,434

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2014 (except as noted) for (i) each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our Class A Common Stock or Class B Common Stock, (ii) each director, (iii) each executive officer named above in the Summary Compensation Table, and (iv) all current directors and executive officers as a group. We have based our calculation of the percentage of beneficial ownership on 18,607,803 shares of our Class A Common Stock and 5,400,000 shares of our Class B Common Stock outstanding on March 26, 2014.

Title of Class of Common Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Class A	Ariel Investments, LLC (2)	2,615,725	[14.06	%]
	Prentice Capital Management, LP (3)	2,578,028	[13.86	%]
	Financial & Investment Management Group, Ltd (4)	1,783,170	[9.59	%]
	Columbia Wanger Asset Management, LLC (5)	1,616,229	[8.69	%]
	FMR, LLC (6)	1,392,888	[7.49	%]
	Mazama Capital Management, Inc. (7)	1,361,000	[7.32	%]
	Royce & Associates, LLC (8)	961,005	[5.17	%]
	Jirka Rysavy (9)	6,048,682	[25.20	%]
	Lynn Powers (10)	578,000	[3.05	%]
	William Sondheim (11)	0	—
	John Jackson (12)	68,521	*
	Stephen Thomas (13)	48,800	*
	James Argyropoulos (14)	506,224	[2.72	%]
	Kristin E. Frank (15)	3,927	*
	Chris Jaeb	0	—
	Wendy Lee Schoppert (16)	2,568	*
	Paul Sutherland (4)	1,783,170	[9.59	%]
	All directors and officers as a group (9 persons)	9,039,892	[47.32	%]
Class B	Jirka Rysavy	5,400,000	100.0%
	All directors and officers as a group (9 persons)	5,400,000	100.0%

*	Indicates less than one percent ownership.
(1)	This table is based upon information supplied by officers, directors and principal shareholders directly to us or on Schedules 13D and 13G and Forms 3, 4 and 5 filed with the Securities and Exchange Commission. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted. Share amounts and percent of class include securities convertible into, and stock options exercisable for, shares of our Class A Common Stock and restricted stock vesting within 60 days after March 26, 2014.
(2)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014. Ariel Investments, LLC is an investment adviser. Ariel Investments, LLC has sole voting power over 1,657,555 shares of Class A Common Stock, sole investment power over 2,615,725 shares of Class A Common Stock, and no voting or investment power over the respective balances of the securities. The address for Ariel Investments, LLC is 200 E. Randolph Drive, Suite 2900, Chicago, IL 60601.

(3)	According to a report on Schedule 13D/A filed with the Securities and Exchange Commission on June 8, 2012 by Prentice Capital Management, LP and Michael Zimmerman. According to the filing, the securities consist of (a) 2,566,323 shares of our Class A Common Stock directly held by investment funds and in investment accounts managed by Prentice Capital Management, LP over which Prentice Capital Management, LP and Michael Zimmerman share voting and dispositive power; and (b) 11,705 shares of our Class A Common Stock directly held by The Michael & Holly Zimmerman Family Foundation, Inc. over which Michael Zimmerman shares voting and dispositive power. Prentice Capital Management, LP and Michael Zimmerman disclaim beneficial ownership over the securities. The address for Prentice Capital Management, LP and Mr. Zimmerman is 33 Benedict Place, 2nd Floor, Greenwich, CT 06830.
(4)	According to a report on Schedule 13G filed with the Securities and Exchange Commission on March 11, 2014 by Financial & Investment Management Group, Ltd. (“FIMgroup”) and information provided by Mr. Sutherland as of March 26, 2014. The securities consist of (a) 1,751,678 shares of our Class A Common Stock beneficially owned by FIMgroup in its capacity as investment adviser to its clients other than Mr. Sutherland; (b) 5,900 shares of our Class A Common Stock directly owned by FIMgroup; (c) 4,000 shares of our Class A Common Stock directly owned by FIMgroup’s 401(k) plan for the benefit of Mr. Sutherland, (d) 550 shares of our Class A Common Stock directly owned by Mr. Sutherland; and (e) 21,042 shares of our Class A Common stock directly owned by a trust for which Mr. Sutherland serves as the trustee. FIMgroup is an investment adviser and shares voting and dispositive power over the securities beneficially owned with its clients. Mr. Sutherland, in his capacity as an officer of FIMgroup, has shared voting and shared dispositive control over the securities beneficially owned by FIMgroup. FIMgroup and Mr. Sutherland disclaim beneficial ownership of the shares of Class A Common Stock not directly owned by them, respectively. The address for FIMgroup and Mr. Sutherland is 111 Cass St., Traverse City, MI 49684.
(5)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2014 by Columbia Wanger Asset Management, LLC and Columbia Acorn Trust. Columbia Wanger Asset Management, LLC is an investment adviser and the securities are owned by Columbia Acorn Trust and various other investment companies and managed accounts. Columbia Wanger Asset Management, LLC disclaims beneficial ownership over the securities. Columbia Acorn Trust has sole voting and investment power over 1,500,000 shares of Class A Common Stock. The address for Columbia Wagner Asset Management, LLC and Columbia Acorn Trust is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.
(6)	According to a report on Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009 filed by FMR LLC and Edward C. Johnson 3d. According to the filing, the securities consist of (a) 722,000 shares of our Class A Common Stock beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser, as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940; Edward C. Johnson 3d, FMR LLC, through its control of Fidelity Management & Research Company, and the investment companies each has sole dispositive power over the 722,000 shares; and (b) 670,888 shares of our Class A Common Stock beneficially owned by Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, as a result of its serving as investment manager of institutional accounts owning such shares; Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 670,888 of the shares and sole voting power over 587,600 of the shares. Edward C. Johnson 3d, Chairman of FMR, LLC, and members of the Johnson family may be deemed to form a controlling group with respect to FMR, LLC. The address for FMR, LLC and Edward C. Johnson 3d is 82 Devonshire Street, Boston, Massachusetts 02109.
(7)	According to a report on Schedule 13G filed with the Securities and Exchange Commission on February 8, 2008. According to the filing, Mazama Capital Management, Inc. is an investment adviser and has sole voting power over 738,100 shares of our Class A Common Stock and sole dispositive power over 1,361,000 shares of our Class A Common Stock. The address for Mazama Capital Management, Inc. is One Southwest Columbia Street, Suite 1500, Portland, Oregon 97258.
(8)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on January 9, 2014. According to the filing, Royce & Associates, LLC, is an investment adviser. The address for Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.
(9)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014. Includes 5,400,000 shares of our Class A Common Stock issuable upon conversion of shares of our Class B Common Stock.
(10)	Consist of 224,000 shares of our Class A Common Stock, 346,000 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 8,000 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after March 26, 2014.
(11)	Mr. Sondheim served as President of the Company until October 17, 2013.
(12)	Consist of 721 shares of our Class A Common Stock, 67,000 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 800 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after March 26, 2014.
(13)	Consist of 47,200 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 1,600 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after March 26, 2014.

(14)	Consist of 168,964 shares of our Class A Common Stock directly held by Mr. Argyropoulos, 303,333 shares of our Class A Common Stock directly held by Argyropoulos Investors, GP, 32,500 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 2,500 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after March 26, 2014.
(15)	Consists of 3,927 shares of our Class A Common Stock.
(16)	Consists of 2,568 shares of our Class A Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Any related party transaction is reviewed by disinterested members of management and, if material, by disinterested members of our board or a committee thereof to ensure that the transaction reflects terms that are at least as favorable for us as we would expect in a similar transaction negotiated at arm’s length by unrelated parties.

Jacquelyn Abraham, the daughter of Gaiam’s Director and Chief Executive Officer, Lynn Powers, is Gaiam’s Vice President of Human Resources, and for 2013 Ms. Abraham earned an annual salary of $171,535 and received a bonus of $15,000.

DIRECTOR INDEPENDENCE

Our board of directors currently consists of seven members and meets regularly during the year. Our board of directors has determined that each of Messrs. Argyropoulos, Sutherland, and Jaeb and Ms. Frank and Schoppert are independent as defined by the listing standards of the NASDAQ Global Market.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional services rendered by EKS&H LLLP for the years ended December 31, 2013 and 2012:

Audit and Non-Audit Fees (in $000’s)	2013	2012
Audit fees (1)	$300	$511
Audit related fees (2)	$14	$—
Tax fees (3)	$19	$51

Total	$333	$562

(1)	Audit fees are fees that we paid for the audit of our annual financial statements included in our annual report on Form 10-K and review of unaudited financial statements included in our quarterly reports Form 10-Q; for the audit of our internal control over financial reporting; for services that are normally provided by the auditor in connection with business combination, statutory or regulatory filings or engagements, including our acquisition of Vivendi Entertainment; and all costs and expenses in connection with the above.
(2)	Audit related fees consisted of accounting consultations.
(3)	Tax fees represent fees charged for services for tax advice, tax compliance, and tax planning.

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

EKS&H LLLP is currently engaged to provide auditing services through the third quarter of 2014. Our audit committee is in negotiations with EKS&H LLLP to be our independent registered public accounting firm for the remainder of 2014. Representatives of EKS&H LLLP are expected to be present at our 2014 annual meeting of shareholders and will have an opportunity to make a statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules:

Schedule II Consolidated Valuation and Qualifying Accounts.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

2.1	Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.2	First Amendment, dated March 9, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.3	Second Amendment, dated March 12, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.4	Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm Entertainment Holdings, LLC, Gaiam Americas, Inc. and solely for purposes of Article 2, Article 8 and Article 9, Gaiam, Inc. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated October 17, 2013 and filed October 23, 2013 (No. 000-27517)).†

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333-83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

Exhibit No.	Description

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009, between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).*

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (filed herewith).

21.1	List of Gaiam, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

Exhibit No.	Description

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer
March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chairman of the Board and Chairman	March 31, 2014

/s/ Lynn Powers Lynn Powers	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/s/ James Argyropoulos James Argyropoulos	Director	March 31, 2014

/s/ Kristin Frank Kristin Frank	Director	March 31, 2014

/s/ Chris Jaeb Chris Jaeb	Director	March 31, 2014

/s/ Wendy Schoppert Wendy Schoppert	Director	March 31, 2014

/s/ Paul Sutherland Paul Sutherland	Director	March 31, 2014

/s/ Stephen J. Thomas Stephen J. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.2	First Amendment, dated March 9, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.3	Second Amendment, dated March 12, 2012, to Purchase Agreement, dated March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.4	Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm Entertainment Holdings, LLC, Gaiam Americas, Inc. and solely for purposes of Article 2, Article 8 and Article 9, Gaiam, Inc. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated October 17, 2013 and filed October 23, 2013 (No. 000-27517)).†

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333-83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed on November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009, between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

Exhibit No.	Description

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).*

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (filed herewith).

21.1	List of Gaiam, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.