Form 10-Q
period 2014-03-31
GAIAM, INC
filed 2014-05-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2014
Class A Common Stock ($.0001 par value)	18,662,761
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2014, the interim results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. These interim statements have not been audited. The balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2013.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$29,545	$32,229
Accounts receivable, net	23,832	31,399
Inventory, less allowances	19,886	20,275
Deferred advertising costs	583	311
Advances	620	1,078
Other current assets	8,491	8,081
Current assets of discontinued operations	900	1,879

Total current assets	83,857	95,252
Property and equipment, net	22,648	22,540
Media library, net	5,578	5,211
Goodwill	13,999	13,999
Other intangibles, net	858	1,155
Other assets	2,240	1,835
Noncurrent assets of discontinued operations	10	10

Total assets	$129,190	$140,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,440	$11,697
Accrued liabilities	15,092	17,503
Participations payable	632	3,916
Current liabilities of discontinued operations	831	1,596

Total current liabilities	$24,995	34,712
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 18,638,448 and 18,595,121 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2014 and December 31, 2013	1	1
Additional paid-in capital	168,609	167,875
Accumulated other comprehensive income (expense)	194	(33)
Accumulated deficit	(68,547)	(66,413)

Total Gaiam, Inc. shareholders’ equity	100,259	101,432
Noncontrolling interest	3,936	3,858

Total equity	104,195	105,290

Total liabilities and equity	$129,190	$140,002

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
	(unaudited)
Net revenue	$37,611	$36,679
Cost of goods sold	20,591	20,929

Gross profit	17,020	15,750

Expenses:
Selling and operating	16,408	15,382
Corporate, general and administration	3,090	2,921
Other general income and expense	—	603

Total expenses	19,498	18,906

Loss from operations	(2,478)	(3,156)
Interest and other income (expense)	38	(31)
Gain on sale of investment	438	—

Loss before income taxes and noncontrolling interest	(2,002)	(3,187)
Income tax expense (benefit)	96	(984)

Net loss from continuing operations	(2,098)	(2,203)
Income from discontinued operations, net of tax	26	1,981

Net loss	(2,072)	(222)
Net (income) attributable to noncontrolling interest	(62)	(54)

Net loss attributable to Gaiam, Inc.	$(2,134)	$(276)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic:
From continuing operations	$(0.09)	$(0.10)
From discontinued operations	$0.00	$0.09

Basic net income (loss) per share attributable to Gaiam, Inc.	$(0.09)	$(0.01)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—diluted:
From continuing operations	$(0.09)	$(0.10)
From discontinued operations	$0.00	$0.09

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.09)	$(0.01)

Weighted-average shares outstanding:
Basic	24,006	22,732

Diluted	24,006	22,732

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
	(unaudited)
Net loss	$(2,072)	$(222)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	27	2
Unrealized gain on equity security, net of tax	232	—

Comprehensive loss	(1,813)	(220)

Less: comprehensive (income) loss attributable to the noncontrolling interest	(16)	(55)

Comprehensive loss attributable to Gaiam, Inc.	$(1,829)	$(275)

See accompanying notes to the interim condensed consolidated financial statements

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2014	2013
	(unaudited)
Operating activities
Net loss	$(2,072)	$(222)
Income from discontinued operations	(26)	(1,981)

Loss from continuing operations	(2,098)	(2,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	512	553
Amortization	518	386
Share-based compensation expense	583	194
Deferred and stock option income tax expense (benefit)	(43)	91
(Gain) loss on translation of foreign currency	(28)	42
Gain on investment	(438)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	7,598	3,074
Inventory, net	399	2,272
Deferred advertising costs	(272)	380
Advances	459	282
Other current assets	(647)	(1,060)
Accounts payable	(3,273)	(1,958)
Participations payable	(3,478)	312
Accrued liabilities	(2,237)	1,330

Net cash provided by (used in) operating activities—continuing operations	(2,445)	3,695
Net cash provided by (used in) operating activities—discontinued operations	239	2,501

Net cash provided by (used in) operating activities	(2,206)	6,196

Investing activities
Proceeds from sale of investment	438	—
Purchase of property, equipment and media rights	(1,208)	(652)
Purchase of businesses, net of acquired cash	—	(321)

Net cash used in investing activities—continuing operations	(770)	(973)
Net cash used in investing activities—discontinued operations	—	(26)

Net cash used in investing activities	(770)	(999)

Financing activities
Proceeds from issuance of stock	193	—

Net cash (used in) provided by financing activities—continuing operations	193	—
Net cash (used in) provided by financing activities—discontinued operations	—	(7,903)

Net cash (used in) provided by financing activities	193	(7,903)

Effect of exchange rates on cash	99	(40)
Net change in cash	(2,684)	(2,746)
Cash at beginning of period	32,229	9,858

Cash at end of period	29,545	7,112

Supplemental cash flow information
Income taxes paid	$147	$33
Interest paid	$13	$164

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

Discontinued Operations

During 2013, we sold our non-branded entertainment media distribution operation and discontinued our DRTV operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations separate from our continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless indicated otherwise.

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three months ended March 31, 2014.

Recent Accounting Pronouncements

In April of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations and expand the related disclosures. Under the new guidance, only disposals representing a strategic shift in operations are presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. The Company has not determined the impact the new ASU will have on reported financial position or results of operations.

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

3. Related Party Transactions

During 2013, we sold the majority of our investment in Real Goods Solar, Inc. (“RSOL”) for total net proceeds of approximately $25 million. Following the sale of the first portion in May 2013, our voting ownership percentage declined to below 20% and our Chairman resigned as Chairman of RSOL’s board and, thus, we no longer had significant influence over Real Goods Solar. Therefore, we changed our accounting for our investment in RSOL from the equity to cost method. Due to this accounting method change, we no longer report our portion of RSOL’s net income or loss each period.

4. Equity

During the first three months of 2014, we issued 4,827 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2014. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

The following is a reconciliation from December 31, 2013 to March 31, 2014 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Income	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2013	$105,290		$(66,413)	$(33)	$3	$167,875	$3,858
Issuance of Gaiam, Inc. common stock and share-based compensation	734		—	—	—	734	—

Comprehensive loss:
Net income (loss)	(2,072)	(2,072)	(2,134)	—	—	—	62
Unrealized gains on investment, net of tax of $128	232	232	—	232	—	—	—
Foreign currency translation adjustment, net of taxes of $4	11	11	—	(5)	—	—	16

Comprehensive loss	(1,829)	$(1,829)

Balance at March 31, 2014	$104,195		$(68,547)	$194	$3	$168,609	$3,936

5. Comprehensive Loss

The tax effects allocated to our other comprehensive income component, foreign currency translation, were as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Before-tax amount	$15	$3
Tax benefit	(4)	(1)

Net-of-tax amount	$11	$2

6. Share-Based Payments

During the first quarter of 2014, we granted 100,000 new options under our 2009 Long-Term Incentive Plans and extended the term of certain options granted to a member of our executive team for an additional year. Total share-based compensation expense recognized was $0.6 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, and is reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

7. Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 888,000 and 1,518,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended March 31, 2014 and 2013, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Net loss attributable to Gaiam, Inc. common shareholders:
Loss from continuing operations	$(2,160)	$(2,257)
Income from discontinued operations	26	1,981
Net loss attributable to Gaiam, Inc.	$(2,134)	$(276)

Weighted average shares for basic net loss per share	24,006	22,732
Effect of dilutive securities:
Weighted average of common stock and stock options	—	—

Weighted average shares for diluted net loss per share	24,006	22,732

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic:

Income (loss) from continuing operations	$(0.09)	$(0.10)
Income from discontinued operations	0.00	0.09

Basic net income (loss) per share attributable to Gaiam, Inc.	$(0.09)	$(0.01)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—diluted:
Income (loss) from continuing operations	$(0.09)	$(0.10)
Income from discontinued operations	0.00	0.09

Diluted net income (loss) per share attributable to Gaiam, Inc.	$(0.09)	$(0.01)

8. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. A significant piece of evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this assessment, we recorded a charge of $23.2 million to income tax expense to record a valuation allowance against our deferred tax assets as of December 31, 2013. For the quarter ended March 31, 2014, we continued to provide a valuation allowance against deferred tax assets generated during the quarter. As income is generated in future periods, the Company expects to reverse the valuation allowance as utilization of the deferred tax assets occurs.

9. Segment Information

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

Financial information for our segments is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net revenue:
Direct to consumer	$13,165	$11,271
Business	24,446	25,408

Consolidated net revenue	37,611	36,679

Contribution income (loss):
Direct to consumer	(4,839)	(5,170)
Business	2,361	2,014

Consolidated contribution income (loss)	(2,478)	(3,156)
Reconciliation of contribution income (loss) to net loss attributable to Gaiam, Inc.:
Interest and other income (expense)	38	(31)

	Three Months Ended March 31,
(in thousands)	2014	2013
Gain on sale of investment	438	—
Income tax expense (benefit)	96	(984)
Income from discontinued operations	26	1,981
Net income attributable to noncontrolling interest	(62)	(54)

Net loss attributable to Gaiam, Inc.	$(2,134)	$(276)

10. Discontinued Operations

During the fourth quarter of 2013, we consummated the sale of GVE Newco, LLC (“GVE”), a wholly-owned subsidiary of ours representing our non-branded entertainment media business and discontinued our DRTV operations. In connection with these discontinued operations, we recognized certain exit activity and asset impairment charges. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations in our financial statements and footnotes presented herein.

The income from discontinued operations amounts as reported on our consolidated statements of operations were comprised of the following amounts:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net revenue	$2,254	$19,954

Income from operations before income taxes	26	3,307

Income tax expense	—	1,129

Income from operations of discontinued operations	$26	$1,981

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business segment sells directly to retailers, digital partners, and corporate accounts. Following the sale of GVE, our products were available in over 38,000 retail doors worldwide. Our business segment has also successfully expanded our brands with strategic store-within-store placements in all Sports Authority stores, bringing the total of our branded store-within-store presentations to over 15,000 locations worldwide.

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

We are also continuing to invest in and actively market our subscription video streaming business, Gaiam TV (GaiamTV.com). In late 2013, we acquired My Yoga Online (“My Yoga”), Canada’s largest online yoga video streaming subscription business, to merge it with Gaiam TV. With a subscription price the same as Gaiam TV, $9.95 per month, My Yoga is a perfect complement to Gaiam TV’s offerings and well aligned with the Gaiam brand. Now with over 6,000 video titles, Gaiam TV offers subscribers access to the world’s largest online library of yoga, wellness, personal growth and conscious media videos.

During the first quarter of 2014, the decrease in our business segment was primarily driven by the conversion of our media category management business from a licensed model to a distribution model in order to improve margins, simplify our business model and improve working capital and cash flow. This change reduces revenue without impacting gross profit. This segment also continues to benefit from growth in Gaiam Restore products, our at-home rehabilitative and restorative products, and our SPRI Dynamic Recovery brands along with the recent introduction of our SPRI Cross Train line of high-intensity fitness accessories, have broadened our offerings and will enable us to continue growing our brand this year. Due to our compliment of branded and non-branded products and our leading offering for fitness media, we have achieved category management and media aggregator roles and effectively manage the yoga and fitness offerings at some of the largest retailers in the nation.

During the first quarter of 2014, we continued the repositioning of our ecommerce and catalog product offerings towards more apparel and fitness. We are also continuing to invest in and market our digital platform, Gaiam TV.com, which will allow us to further leverage our existing subscriber base and catalog and Internet consumer relationships to grow our digital sales through the delivery of primarily exclusive media content.

On March 17, 2014, Gaiam announced that its Board of Directors agreed to pursue the separation of the Company’s subscription unit from the Gaiam-branded business into two separate publicly traded companies. The Company currently expects the separation to take the form of a tax-free spin-off to shareholders. If approved and consummated, the separation of the subscription unit could materially change the operations, results and liquidity needs of the Company subsequent to the spin-off transaction.

Results of Operations

The table below summarizes certain of our results for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
(in millions, except per share data)	2014	2013
Net revenues	$37.6	$36.7
Gross profit	17.0	15.7
Selling and operating corporate, general and administration	19.5	18.9
Operating loss	(2.5)	(3.2)
Interest and other income (expense)	—	—
Gain on sale of investment	0.4	—
Loss before taxes	(2.1)	(3.2)
Income tax expense (benefit)	—	(1.0)
Income (loss) from continuing operations	2.1	(2.2)
Income from discontinued operations	—	2.0
Net loss	(2.1)	(0.2)
Net (income) loss attributable to noncontrolling interest	—	(0.1)
Net loss attributable to Gaiam, Inc.	(2.1)	(0.3)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net revenue	100.0%	100.0%
Cost of goods sold	54.7%	57.1%

Gross profit	45.3%	42.9%

Expenses:
Selling and operating	43.6%	41.9%
Corporate, general and administration	8.2%	8.0%
Other general income and expense	—%	1.6%

Total expenses	51.8%	51.5%

Income (loss) from operations	-6.5%	-8.6%
Interest and other income (expense)	0.1%	-0.1%
Gain on sale on investment	1.2%	—%
Income (loss) before taxes	-5.2%	-8.7%
Income tax expense (benefit)	0.3%	-2.7%
Income (loss) from continuing operations	-5.5%	-6.0%
Income (loss) from discontinued operations	-0.1%	5.4%
Net (income) loss attributable to noncontrolling interest	-0.2%	-0.1%

Net loss attributable to Gaiam, Inc.	-5.6%	-0.7%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net revenue. Net revenue increased $1 million, or 2.5%, to $37.6 million during the first quarter of 2014 from $36.7 million during the first quarter of 2013. Net revenue in our business segment decreased $1 million, or 3.8%, to $24.4 million during the first quarter of 2014 from $25.4 million during the first quarter of 2013, due primarily to the conversion of our media category management business from a licensed model to a distribution model in order to improve margin, simplify our business model and improve working capital and cash flow. This change reduces revenue without impacting gross profit. Net revenue in our direct to consumer segment increased $1.9 million, or 16.8%, to $13.2 million during the first quarter of 2014 from $11.3 million during the first quarter of 2013, primarily attributable to increased sales in our travel business and Gaiam TV’s global digital subscription service.

Cost of goods sold. Cost of goods sold decreased $0.3 million, or 1.6%, to $20.6 million during the first quarter of 2014 from $20.9 million during the first quarter of 2013. Cost of goods sold in our business segment decreased $0.7 million, or 4.7%, to $14.4 million during the first quarter of 2014 from $15.1 million during the first quarter of 2013 and, as a percentage of net revenue, decreased to 58.8% during the first quarter of 2014 from 59.2% during the first quarter of 2013, primarily due to the conversion of our media category management business from a licensed model to a distribution model. Cost of goods sold in our direct to consumer segment increased $0.3 million, or 5.7%, to $6.2 million during the first quarter of 2014 from $5.9 million during the first quarter of 2013 and, as a percentage of net revenue, decreased to 47.2% during the first quarter of 2014 from 52.1% during the first quarter of 2013, primarily reflecting the increase in sales in Gaiam TV.

Selling and operating expenses. Selling and operating expenses increased $1 million, or 6.7%, to $16.4 million during the first quarter of 2014 from $15.4 million during the first quarter of 2013 and, as a percentage of net revenue, increased to 43.6% during the first quarter of 2014 from 41.9% during the first quarter of 2013, primarily due to additional investments in our digital subscription businesses.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.2 million, or 5.8%, to $3.1 million during the first quarter of 2014 from $2.9 million during the first quarter of 2013 and, as a percentage of net revenue, increased to 8.2% during the first quarter of 2014 from 8.0% during the first quarter of 2013.

Gain on sale of investment. Gain on sale of investment was $0.4 million during the first quarter of 2014 and represented our gain on the sale of 100,000 shares of Real Goods Solar’s stock during the quarter.

Interest and other income (expense). Interest and other income (expense) was income of $38,000 during the first quarter of 2014 compared to expense of $31,000 during the first quarter of 2013 as a result of a gain of our investment on foreign currency.

Income tax expense (benefit). Income tax expense during the first quarter of 2014 was $0.1 million vs. a benefit of $1.0 million for the first quarter of 2013. This increase in income taxes was due to a valuation allowance recorded against deferred tax assets in the quarter. Although the book value of these assets has been impaired, they remain available to offset future income.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $2.1 million, or $0.09 per share, during the first quarter of 2014 compared to $0.3 million, or $0.01 per share, during the first quarter of 2013.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our ecommerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At March 31, 2014, our cash balance was $29.5 million. Including our investment in Gaiam TV, we estimate that our capital expenditures will total approximately $6.0 million for 2014.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the three Months ended March 31,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities – continuing operations	$(2,445)	$3,695
Operating activities – discontinued operations	239	2,501

Operating activities	(2,206)	6,196

Investing activities – continuing operations	(770)	(973)
Investing activities – discontinued operations	—	(26)

Investing activities	(770)	(999)

Financing activities – continuing operations	193	—
Financing activities – discontinued operations	—	(7,903)

Financing activities	193	(7,903)

Effects of exchange rates on cash	99	(40)

Net increase (decrease) in cash	$(2,684)	$(2,746)

Continuing Operations

Operating activities. Our continuing operating activities had a net cash usage of $2.4 million and provided net cash of $3.7 million during the first quarters of 2014 and 2013, respectively. Our net cash used by continuing operating activities during the first quarter of 2014 was primarily attributable to decreased accounts payable of $3.3 million, decreased participations payable of $3.5 million, decreased other current liabilities of $2.2 million offset by decreased accounts receivable of $7.6 million. Our net cash provided in continuing operating activities during the first quarter of 2013 was primarily attributable to decreased accounts receivable of $3.1 million, decreased inventory of $2.3 million, increased other current liabilities of $1.3 million offset by decreased accounts payable of $2.0 million and increased other current assets of $1.1 million.

Investing activities. Our investing activities used net cash of $0.8 million and $1.0 million during the first quarters of 2014 and 2013, respectively. The net cash used in investing activities during the first quarter of 2014 was used primarily to for leasehold improvements for $0.2 million, media content for $0.3 million, and $0.3 million for software development. The net cash used in investing activities during the first quarter of 2013 was used primarily to acquire property and equipment to maintain normal operations for $0.4 million, media content for $0.3 million, and to purchase partial ownerships of businesses for $0.3 million, net of cash acquired

Financing activities. Our financing activities provided net cash of $0.2 million for the first quarter of 2014. There were no financing activities in the first quarter of 2013. The net cash provided in financing activities during the first quarter of 2014 due to the issuance of Gaiam Common Stock from stock option exercises.

Discontinued Operations:

Operating activities. Our operating activities for discontinued operations provided net cash of $0.2 million and $2.5 million during the first quarters of 2014 and 2013, respectively. Our net cash provided by operating activities during the first quarter of 2014 was primarily attributable to decreased accounts receivable and inventory of $1.0 million, and decreased accounts payable and accrued liabilities of $0.8 million. Our net cash provided in operating activities during the first quarter of 2013 was primarily attributable to operating income of $1.9 million, decreased accounts receivable of $10.8 million, increased accounts payable and accrued liabilities of $4.5 million, decreased other assets of $0.3 million, offset by increased inventory of $1 million, increased advances of $2.3 million and decreased participations payable of $11.7 million.

Investing activities. There were no investing activities for the first quarter of 2014 for our discontinued operations. For the first quarter of 2013 our investing activities for discontinued operations used $26,000.

Financing activities. There were no financing activities for the first quarter of 2014 for our discontinued operations. For the first quarter of 2013, our financing activities used net cash of $7.9 million. The net cash used in financing activities during the first quarter of 2013 was for the repayment of borrowings on our line of credit for $7.9 million.

We currently have an effective shelf registration statement on file with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock and to date no shares have been issued under this shelf registration statement.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our shelf registration stock, Real Goods Solar’s Class A common stock, Cinedigm’s common stock, tax savings from available carried forward tax net operating losses, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. In addition, we own our corporate headquarters and could enter into a financing or sale/lease back transaction to provide additional funds. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of March 31, 2014:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$2,826	$1,855	$971	$—	$—
Media distribution advances	8,000	3,750	4,250	—	—

Total contractual obligations	$10,826	$5,605	$5,221	$—	$—

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2013. Historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for foreign currency transactions and hold foreign currency, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of March 31, 2014.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S. dollar denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of March 31, 2014, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 5.	Other Information

We expect to hold our annual shareholders’ meeting for 2014 in September.

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

Gaiam, Inc.
(Registrant)

May 9, 2014	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (authorized officer)

May 9, 2014	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith