Form 10-Q
period 2014-06-30
GAIAM, INC
filed 2014-08-08
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2014
Class A Common Stock ($.0001 par value)	18,887,587
Class B Common Stock ($.0001 par value)	5,400,000

GAIAM, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, consumer trends, acquisitions, new initiatives undertaken by us, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, our founder’s control of us, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation, the potential separation of our subscription unit from the Gaiam-branded business resulting in two separate publicly traded companies and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2014, the interim results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. These interim statements have not been audited. The balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2013.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$30,850	$32,229
Accounts receivable, net	23,308	31,399
Inventory, less allowances	18,298	20,275
Deferred advertising costs	1,029	311
Advances	1,753	1,078
Other current assets	11,324	8,081
Current assets of discontinued operations	1,877	1,879

Total current assets	88,439	95,252
Property and equipment, net	22,787	22,540
Media library, net	5,963	5,211
Goodwill	13,939	13,999
Other intangibles, net	730	1,155
Other assets	718	1,835
Noncurrent assets of discontinued operations	—	10

Total assets	$132,576	$140,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,534	$11,697
Accrued liabilities	18,952	17,503
Participations payable	581	3,916
Current liabilities of discontinued operations	739	1,596

Total current liabilities	29,806	34,712

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 18,865,587 and 18,595,121 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2014 and December 31, 2013	1	1
Additional paid-in capital	169,871	167,875
Accumulated other comprehensive loss	(138)	(33)
Accumulated deficit	(70,935)	(66,413)

Total Gaiam, Inc. shareholders’ equity	98,801	101,432
Noncontrolling interest	3,969	3,858

Total equity	102,770	105,290

Total liabilities and equity	$132,576	$140,002

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net revenue	$32,451	$31,897	$70,062	$68,576
Cost of goods sold	16,983	18,583	37,574	39,512

Gross profit	15,468	13,314	32,488	29,064

Expenses:
Selling and operating	15,230	14,437	31,638	29,819
Corporate, general and administration	2,782	2,616	5,847	5,537
Other general expense	611	308	636	911

Total expenses	18,623	17,361	38,121	36,267

Loss from operations	(3,155)	(4,047)	(5,633)	(7,203)
Interest and other income	27	93	65	62
Gain on sale of investments	1,042	16,429	1,480	16,429

(Loss) income before income taxes and noncontrolling interest	(2,086)	12,475	(4,088)	9,288
Income tax expense	130	4,363	226	3,379

Net (loss) income from continuing operations	(2,216)	8,112	(4,314)	5,909
Income (loss) from discontinued operations, net of tax	2	(129)	28	1,852

Net (loss) income	(2,214)	7,983	(4,286)	7,761
Net income attributable to noncontrolling interest	(174)	(135)	(236)	(189)

Net (loss) income attributable to Gaiam, Inc.	$(2,388)	$7,848	$(4,522)	$7,572

Net (loss) income per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
From continuing operations	$(0.10)	$0.36	$(0.19)	$0.25
From discontinued operations	$0.00	$(0.01)	$0.00	$0.08

Basic and diluted net (loss) income per share attributable to Gaiam, Inc.	$(0.10)	$0.35	$(0.19)	$0.33

Weighted-average shares outstanding:
Basic and diluted	24,090	22,741	24,048	22,736

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net (loss) income	$(2,214)	$7,983	$(4,286)	$7,761
Accumulated other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	26	(171)	37	(169)
Unrealized (loss) gain on equity security, net of tax	(30)	—	202	—
Reclassification of gain on equity security to net income, net of tax	(319)	—	(319)	—

Comprehensive (loss) income	(2,537)	7,812	(4,366)	7,592

Less: comprehensive income attributable to the noncontrolling interest	(9)	(53)	(25)	(108)

Comprehensive (loss) income attributable to Gaiam, Inc.	$(2,546)	$7,759	$(4,391)	$7,484

See accompanying notes to the interim condensed consolidated financial statements

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2014	2013
	(unaudited)
Operating activities
Net (loss) income	$(4,286)	$7,761
Income from discontinued operations	(28)	(1,852)

Net (loss) income from continuing operations	(4,314)	5,909
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities- continuing operations:
Depreciation	982	1,119
Amortization	1,239	717
Share-based compensation expense	715	354
Deferred and stock option income tax expense	—	4,415
(Gain) loss on translation of foreign currency	(36)	42
Gain on sale of investments	(1,480)	(16,429)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	8,157	9,503
Inventory, net	2,015	(909)
Deferred advertising costs	(1,043)	497
Advances	(675)	253
Other current assets	(3,517)	(3,913)
Accounts payable	(2,199)	(1,426)
Participations payable	(3,334)	(1,863)
Accrued liabilities	1,417	3,437

Net cash (used in) provided by operating activities—continuing operations	(2,073)	1,706
Net cash used in operating activities—discontinued operations	(818)	(3,716)

Net cash used in operating activities	(2,891)	(2,010)

Investing activities
Proceeds from sale of investments	2,646	16,429
Purchase of property, equipment and media rights	(2,411)	(1,956)
Purchase of businesses, net of acquired cash	—	(321)

Net cash provided by investing activities—continuing operations	235	14,152
Net cash provided by investing activities—discontinued operations	—	—

Net cash provided by investing activities	235	14,152

Financing activities
Proceeds from issuance of stock	1,326	—
Dividends paid to noncontrolling interest	(150)	—

Net cash provided by financing activities—continuing operations	1,176	—
Net cash used in financing activities—discontinued operations	—	(4,259)

Net cash provided by (used in) financing activities	1,176	(4,259)

Effect of exchange rates on cash	101	(259)
Net change in cash	(1,379)	7,624
Cash at beginning of period	32,229	9,858

Cash at end of period	$30,850	$17,482

Supplemental cash flow information
Income taxes paid	$424	$76
Interest paid	$22	$278

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaiam” refer to Gaiam, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaiam, Inc. and its consolidated subsidiaries provide a broad selection of fitness, media, and travel products and services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. We were incorporated under the laws of the State of Colorado on July 7, 1988.

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

Discontinued Operations

During 2013, we sold our non-branded entertainment media distribution operation and discontinued our direct response television operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations separate from our continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless indicated otherwise.

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the six months ended June 30, 2014.

Recent Accounting Pronouncements

In April of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations and expand the related disclosures. Under the new guidance, only disposals representing a strategic shift in operations are presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The ASU requires prospective adoption and is effective for us in the first quarter of 2015. The new ASU is not expected to have a material impact on our reported financial position or results of operations.

In May of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new standard supersedes most previously existing revenue recognition rules, and will become effective for us in the first quarter of 2017. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our revenue transactions typically consist of one, distinct, fixed-price performance obligation which is delivered to the customer at a single point in time, or over a subscription period. While we are still assessing the full impact of the new standard, we do not expect that it will have a material impact on our reported financial position or results of operations.

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

3. Investments

In connection with the sale of the non-branded entertainment media business to Cinedigm Corp. which occurred in October 2013, we received shares of Cinedigm Corp.’s Class A common stock with a fair value of $1.2 million. During June 2014, we sold all of these shares and realized a gain of $0.5 million.

During 2013, we sold the majority of our investment in Real Goods Solar, Inc. (“RGSE”) for total net proceeds of approximately $25 million. Following the sale of the first portion in May 2013, our voting ownership percentage declined to below 20% and our Chairman resigned as Chairman of RGSE’s board and, thus, we no longer had significant influence over Real Goods Solar. Therefore, we changed our accounting for our investment from the equity to cost method.

During the six months ended June 30, 2014 and 2013, we reported gains of $1.0 million and $16.4 million, respectively on the sale of our RGSE stock. The carrying value of the RGSE stock has previously been reduced to zero through the recognition of our portion of RGSE’s net losses.

4. Equity

During the first six months of 2014, we issued shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2014. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first six months of 2014, we issued 270,000 shares of common stock with net proceeds of $1.3 million in connection with option exercises. The following is a reconciliation from December 31, 2013 to June 30, 2014 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2013	$105,290		$(66,413)	$(33)	$3	$167,875	$3,858
Issuance of Gaiam, Inc. common stock and share-based compensation	1,996		—	—	—	1,996	—
Dividends paid to noncontrolling interest	(150)		—	—	—	—	(150)

Comprehensive loss:
Net (loss) income	(4,286)	(4,286)	(4,522)	—	—	—	236
Unrealized gains on investment, net of tax of $111	202	202	—	202	—	—	—
Reclassification of gain on equity security to net income, net of tax of $175	(319)	(319)	—	(319)	—	—	—
Foreign currency translation adjustment, net of taxes of $17	37	37	—	12	—	—	25

Comprehensive loss	(4,366)	$(4,366)

Balance at June 30, 2014	$102,770		$(70,935)	$(138)	$3	$169,871	$3,969

5. Share-Based Payments

During the first six months of 2014, we extended the term of certain options granted under our 2009 Long-Term Incentive Plan to a member of our executive team for an additional year, and recognized $0.4 million of associated stock compensation expense. Total share-based compensation expense is reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

6. Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 659,000 and 1,544,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended June 30, 2014 and 2013 and 762,000 and 1,531,000 for the six months ended June 30, 2014 and 2013, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net (loss) income attributable to Gaiam, Inc. common shareholders:
(Loss) income from continuing operations	$(2,390)	$7,977	$(4,550)	$5,720
Income (loss) from discontinued operations	2	(129)	28	1,852

Net (loss) income attributable to Gaiam, Inc.	$(2,388)	$7,848	$(4,522)	$7,572

Weighted average shares for basic and diluted net loss per share	24,090	22,741	24,048	22,736

Net (loss) income per share attributable to Gaiam, Inc. common shareholders—basic and diluted:

(Loss) income from continuing operations	$(0.10)	$0.36	$(0.19)	$0.25
Income (loss) from discontinued operations	$0.00	$(0.01)	$0.00	$0.08

Basic and diluted net (loss) income per share attributable to Gaiam, Inc.	$(0.10)	$0.35	$(0.19)	$0.33

7. Income Taxes

During the fourth quarter of 2013, we determined that a full valuation allowance against our deferred tax assets was necessary due to the cumulative loss incurred over the three-year period ended December 31, 2013. For the three and six months ended June 30, 2014, we continued to provide a full valuation allowance against deferred tax assets generated during the quarter. As income is generated in future periods, the Company expects to reverse the valuation allowance as utilization of the deferred tax assets occurs.

8. Segment Information

We manage our company and aggregate our operational and financial information in accordance with two reportable segments: business and direct to consumer. The business segment comprises our retailer and corporate account channels. The direct to consumer segment contains our catalog, Internet, travel, and subscription channels. Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses. Financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net revenue:
Business	$20,024	$20,262	$44,470	$45,670
Direct to consumer	12,427	11,635	25,592	22,906

Consolidated net revenue	32,451	31,897	70,062	68,576

Contribution (loss) income:
Business	1,458	143	3,819	1,787
Direct to consumer	(4,613)	(4,190)	(9,452)	(8,990)

Consolidated contribution loss	(3,155)	(4,047)	(5,633)	(7,203)
Reconciliation of contribution loss to net (loss) income attributable to Gaiam, Inc.:
Interest and other income	27	93	65	62
Gain on sale of investment	1,042	16,429	1,480	16,429
Income tax expense	130	4,363	226	3,379
Income (loss) from discontinued operations	2	(129)	28	1,852
Net income attributable to noncontrolling interest	(174)	(135)	(236)	(189)

Net (loss) income attributable to Gaiam, Inc.	$(2,388)	$7,848	$(4,522)	$7,572

9. Discontinued Operations

During the fourth quarter of 2013, we consummated the sale of GVE Newco, LLC (“GVE”), a wholly-owned subsidiary of ours representing our non-branded entertainment media business and discontinued our direct response television operations. In connection with these discontinued operations, we recognized certain exit activity and asset impairment charges. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations in our financial statements and footnotes presented herein. After the sale was consummated, we continued providing extensive administrative and accounting services to the buyer through May 2014. Since May 2014, our services have been limited to collection of outstanding receivables.

The income from discontinued operations amounts as reported on our consolidated statements of operations were comprised of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net revenue	$255	$12,648	$2,509	$32,602

Income from operations before income taxes	2	292	28	3,599

Income tax expense	—	144	—	1,273

Income (loss) from operations of discontinued operations	$2	$(129)	$28	$1,852

10. Exit Activity Costs

During the fourth quarter of 2013, as a result of the reorganization and re-focus of our continuing businesses following the discontinuation of our non-branded entertainment media distribution and direct response television marketing operations, we impaired $4.4 million of media libraries and capitalized production costs, $1.5 million of advances, and $1.3 million of property, plant, and equipment, net of accumulated depreciation, and other investments. These noncash impairments reduced the carrying value of assets for our business and direct to consumer segments by $5.1 million and $2.0 million, respectively. We estimated the fair value of each impaired asset category using a traditional present value technique, relying upon various sources of information for our assumptions, such as estimated future sales, internal budgets and projections, and judgment about the related product’s future earnings potential (level 3 of the fair value hierarchy). We also recorded termination benefits of $2.5 million related to the termination of certain employees associated with our restructuring and future retirement benefits for one of our executive officers.

Restructuring accruals are included in accrued expenses in our condensed consolidated balance sheets. The activity in the accrual for termination benefits for the six months ended June 30, 214 is as follows:

Balance, December 31, 2013	$2,174
Payments made	(43)

Balance, June 30, 2014	$2,131

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Outlook

We design, create, and market products and media for consumers who are interested in yoga, fitness, and wellbeing. Additionally, we operate a subscription video on-demand service, Gaiam TV, which is dedicated to creating, acquiring, and delivering conscious media. Through our business activities, we seek to position our brand as a trusted source for products and information that are relevant to our consumers’ active lifestyles and transformational journeys. Our broad distribution network includes retail, online, and digital channels. Our business is vertically integrated from product design and content creation through product development and sourcing, to customer service and distribution. This efficient supply chain enables us to provide quality products at competitive prices for all of our brands.

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

On October 21, 2013, we sold GVE Newco LLC (“GVE”), a wholly-owned subsidiary of ours comprised of our non-branded entertainment media business, to Cinedigm Corp., for $51.7 million, plus a post-closing adjustment for GVE’s closing net working capital that is currently being negotiated by the parties. We market our products and services across two segments: business and direct to consumer. GVE was part of our business segment and the direct response television operation was part of our direct to consumer segment, and now both are reported as discontinued operations.

Our business segment sells directly to retailers, digital partners, and corporate accounts. Following the sale of GVE, our products were available in approximately 38,000 retail doors worldwide. Our business segment has also successfully expanded our brands with strategic store-within-store placements, which now total over 15,000 worldwide. We anticipate launching an apparel line in this segment in the spring of 2015.

Our direct to consumer segment gives us the ability to test, launch, and support new products, and through direct relationships with our customers, allows us to promote our products, grow our digital subscription and steaming customer base, and gather customer feedback on Gaiam and the LOHAS industry.

In our direct to consumer segment, we continue to work on the category and channel expansion of the Gaiam brand and narrow our e-commerce and catalog offerings towards more proprietary yoga and fitness, health and wellness, and apparel products. We recently completed updates for our e-commerce platform in order to deliver more engaging, focused, and simplified shopping experiences to our customers. Our re-designed website has allowed us to stay even more connected with and accessible to our customers, and now includes user-friendly mobile designs for Apple and Android devices. We continue to expand our e-commerce offerings with unique products that are only available online and that complement our core Gaiam product lines. We plan to continue to grow our offerings for video, interactive, and mobile devices as these initiatives enable us to better leverage our e-commerce and catalog products. We plan to invest in our online branding, more digital offerings and apps, develop emerging talent, utilize more social media, sponsor more local events and reduce the circulation and size of our catalogs.

We continue to invest in and actively market our subscription video streaming business, Gaiam TV (GaiamTV.com). In late 2013, we acquired My Yoga Online (“My Yoga”), Canada’s largest online yoga video streaming subscription business, to merge it with Gaiam TV. With a subscription price the same as Gaiam TV, $9.95 per month, My Yoga is a perfect complement to Gaiam TV’s offerings and well aligned with the Gaiam brand. With over 6,000 video titles, Gaiam TV offers subscribers access to the world’s largest online library of yoga, wellness, personal growth and conscious media videos.

During the first six months of 2014, the decrease in our business segment was primarily driven by the conversion of a portion of our media category management business from a licensed model where we purchase and resell inventory to a distribution model where we handle third-party inventory without taking ownership. This conversion was done in order to improve margins, simplify our business model and improve working capital and cash flow. This change reduces revenue without impacting gross profit. This segment also continues to benefit from growth in Gaiam Restore products, our at-home rehabilitative and restorative products, and our SPRI Dynamic Recovery brands. These products along with the recent introduction of our SPRI Cross Train line of high-intensity fitness accessories, have broadened our offerings and will enable us to continue growing our brand this year. Due to our compliment of branded and non-branded products and our leading offering for fitness media, we have achieved category management and media aggregator roles and effectively manage the yoga and fitness offerings at some of the largest retailers in the nation. We plan to make additional investments during the remainder of 2014 to improve our commercial channel website, extend our product offerings and to design, produce and launch an apparel line for the spring 2015 season.

In June of 2014, Gaiam’s Board of Directors approved the separation of the Company’s subscription unit from the Gaiam-branded business into two separate publicly traded companies. We currently expect the separation to take the form of a tax-free spin-off to shareholders. If consummated, the separation of the subscription unit could materially change the operations, results and liquidity needs of the Company subsequent to the spin-off transaction.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Net revenues	$32.5	$31.9	$70.1	$68.6
Gross profit	15.5	13.3	32.5	29.1
Selling and operating corporate, general and administration	18.6	17.3	38.1	36.3
Loss from operations	(3.1)	(4.0)	(5.6)	(7.2)
Interest and other income	—	0.1	—	0.1
Gain on sale of investment	1.0	16.4	1.5	16.4
(Loss) income before taxes	(2.1)	12.5	(4.1)	9.3
Income tax expense	0.1	4.4	0.2	3.4
Net (loss) income from continuing operations	(2.2)	8.1	(4.3)	5.9
Income (loss) from discontinued operations	—	(0.1)	—	1.9
Net (loss) income	(2.2)	8.0	(4.3)	7.8
Net income attributable to noncontrolling interest	(0.2)	(0.2)	(0.2)	(0.2)
Net (loss) income attributable to Gaiam, Inc.	$(2.4)	$7.8	$(4.5)	$7.6

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.3%	58.3%	53.6%	57.6%

Gross profit	47.7%	41.7%	46.4%	42.4%

Expenses:
Selling and operating	46.9%	45.2%	45.2%	43.5%
Corporate, general and administration	8.6%	8.2%	8.3%	8.1%
Other general income and expense	1.9%	1.0%	0.9%	1.3%

Total expenses	57.4%	54.4%	54.4%	52.9%

Loss from operations	-9.7%	-12.7%	-8.0%	-10.5%
Interest and other income	0.1%	0.3%	0.1%	0.1%
Gain on sale on investment	3.2%	51.5%	2.1%	23.9%
(Loss) income before taxes and noncontrolling interest	-6.4%	39.1%	-5.8%	13.5%
Income tax expense	0.5%	13.7%	0.4%	4.9%
Net (loss) income from continuing operations	-6.9%	25.4%	-6.2%	8.6%
Income (loss) from discontinued operations	—%	-0.4%	—%	2.7%
Net income attributable to noncontrolling interest	-0.5%	-0.4%	-0.3%	-0.3%

Net (loss) income attributable to Gaiam, Inc.	-7.4%	24.6%	-6.5%	11.0%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net revenue. Net revenue increased $0.6 million, or 1.7%, to $32.5 million during the second quarter of 2014 from $31.9 million during the second quarter of 2013. Net revenue in our business segment decreased $0.2 million, or 1.2%, to $20.0 million during the second quarter of 2014 from $20.3 million during the second quarter of 2013. Net revenue in our direct to consumer segment increased $0.8 million, or 6.8%, to $12.4 million during the second quarter of 2014 from $11.6 million during the second quarter of 2013. Net revenue was muted by continued challenges at our largest retailer and a shift to the third quarter for certain trips provided by our travel company offset by increased sales in Gaiam TV’s global digital subscription service.

Cost of goods sold. Cost of goods sold decreased $1.6 million, or 8.6%, to $17.0 million during the second quarter of 2014 from $18.6 million during the second quarter of 2013. Cost of goods sold in our business segment decreased $1.0 million, or 8.5%, to $10.9 million during the second quarter of 2014 from $11.9 million during the second quarter of 2013 and, as a percentage of net revenue, decreased to 54.4% during the second quarter of 2014 from 58.8% during the second quarter of 2013, due to product sales mix as well as the conversion of our media category management business from a licensed model to a distribution model. Cost of goods sold in our direct to consumer segment decreased $0.6 million, or 8.8%, to $6.1 million during the second quarter of 2014 from $6.7 million during the second quarter of 2013 and, as a percentage of net revenue, decreased to 48.9% during the second quarter of 2014 from 57.3% during the second quarter of 2013, primarily reflecting the growth in our subscription business which operates at gross margins of over 80%.

Selling and operating expenses. Selling and operating expenses increased $0.8 million, or 5.5%, to $15.2 million during the second quarter of 2014 from $14.4 million during the second quarter of 2013 and, as a percentage of net revenue, increased to 46.9% during the second quarter of 2014 from 45.3% during the second quarter of 2013, primarily due to additional investments in our digital subscription businesses and staffing to support our apparel launch planned for the spring of 2015.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.2 million, or 6.3%, to $2.8 million during the second quarter of 2014 from $2.6 million during the second quarter of 2013 and, as a percentage of net revenue, increased to 8.6% during the second quarter of 2014 from 8.2% during the second quarter of 2013.

Other general expenses. During the second quarter of 2014, we incurred $0.6 million of legal and auditing costs related to the potential spin-off of Gaiam TV, our digital subscription business, into a separately-traded public company.

Gain on sale of investments. Gain on sale of investment was $1.0 million during the second quarter of 2014 and represented our gain on the sale of all of our shares of Cinedigm Corp.’s stock and the sale shares of Real Goods Solar stock. During the second quarter of 2013, we sold shares of Real Goods stock for a gain of $16.4 million.

Interest and other income. Interest and other income was income of $27,000 during the second quarter of 2014 compared to income of $93,000 during the second quarter of 2013.

Income tax expense. The Company recognized income tax expense of $0.1 million during the quarter related to its majority-owned subsidiaries compared to $4.4 million for the second quarter of 2013. The Company recognized a net loss for the quarter but, in accordance with GAAP, did not recognize a tax benefit because it continues to record a valuation allowance against its deferred tax assets. Although fully reserved on our balance sheet, Gaiam’s deferred tax assets remain available to offset any income tax liabilities.

Net (loss) income attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $2.4 million, or $0.10 per share, during the second quarter of 2014 compared to $7.8 million, or $0.35 per share, during the second quarter of 2013. The net loss for the second quarter of 2014 included $1.0 million of gains from sales of investments and no deferred tax benefit compared to the net income for 2013 which included $16.4 million of gains from sales of investments and $4.4 million tax provision.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenue. Net revenue increased $1.5 million, or 2.2%, to $70.1 million during the first half of 2014 from $68.6 million during the first half of 2013. Net revenue in our business segment decreased $1.2 million, or 2.6%, to $44.5 million during the first half of 2014 from $45.7 million during the first half of 2013, primarily due to the conversion of our media category management business from a licensed model to a distribution model and declines at our largest retailer. Net revenue in our direct to consumer segment increased $2.7 million, or 11.7%, to $25.6 million during the first half of 2014 from $22.9 million during the first half of 2013 primarily attributable to a shift in trip revenue to third quarter at our travel company offset by increased sales in Gaiam TV’s global digital subscription service.

Cost of goods sold. Cost of goods sold decreased $1.9 million, or 4.9%, to $37.6 million during the first half of 2014 from $39.5 million during the first half of 2013. Cost of goods sold in our business segment decreased $1.8 million, or 6.7%, to $25.3 million during the first half of 2014 from $27.1 million during the first half of 2013 and, as a percentage of net revenue, decreased to 56.8% during the first half of 2014 from 59.3% during the first half of 2013, due to the conversion of our media category management business to a distribution model as well as a shift in product sales mix. Cost of goods sold in our direct to consumer segment decreased $0.1 million, or 1.0%, to $12.3 million during the first half of 2014 from $12.4 million during the first half of 2013 and, as a percentage of net revenue, decreased to 48.0% during the first half of 2014 from 54.2% during the first half of 2013, primarily reflecting the increase of sales in our Gaiam TV digital subscription service, which carries lower associated cost of goods sold, and lower sales through our catalog, which carries a higher associated cost of goods sold.

Selling and operating expenses. Selling and operating expenses increased $1.8 million, or 6.1%, to $31.6 million during the first half of 2014 from $29.8 million during the first half of 2013 and, as a percentage of net revenue, increased to 45.2% during the first half of 2014 from 43.5% during the first half of 2013, primarily due to additional investments in our digital subscription businesses.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.3 million, or 5.6%, to $5.8 million during the first half of 2014 from $5.5 million during the first half of 2013 and, as a percentage of net revenue, increased to 8.3% during the first half of 2014 from 8.1% during the first half of 2013, primarily due to additional investments in our digital subscription businesses.

Other general expenses. During the first half of 2014 we incurred $0.6 million of legal and auditing expenses related to the potential spin-off of Gaiam TV, our digital subscription business, into a separately-traded public company.

Interest and other income. Interest and other income remained flat at $65,000 during the first half of 2014 compared to $62,000 during the first half of 2013.

Gain on sale of investments. Gain on sale of investment of $1.5 million during the first half of 2014 represents our gain recognized and net proceeds received from the sale shares of our investment in Real Goods Solar stock and all of our investment in Cinedigm Corp. stock. During the first half of 2013, we sold shares of Real Goods stock for a gain of $16.4 million.

Income tax expense. The Company recognized income tax expense during the first half of 2014 of $0.2 million related to its majority-owned subsidiaries compared to $3.4 million for the first half of 2013. The Company recognized a net loss for the first half of 2014 but, in accordance with GAAP, did not recognize a tax benefit because it continues to record a valuation allowance against its deferred tax assets. Although fully reserved on our balance sheet, Gaiam’s deferred tax assets remain available to offset any income tax liabilities.

Net (loss) income attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $4.5 million, or $0.19 per share, during the first half of 2014 compared to net income of $7.6 million, or $0.33 per share, during the first half of 2013. The net loss for the second half of 2014 included $1.0 million of gains from sales of investments and no deferred tax benefit compared to the net income for the second half of 2013 which included $16.4 million of gains from sales of investments and a $4.4 million tax provision.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our ecommerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At June 30, 2014, our cash balance was $30.9 million. Including our investment in Gaiam TV, we estimate that our capital expenditures will total approximately $6.0 million for 2014.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the six Months ended June 30,
(in thousands)	2014	2013
Net cash (used in) provided by:
Operating activities – continuing operations	$(2,073)	$1,706
Operating activities – discontinued operations	(818)	(3,716)

Operating activities	(2,891)	(2,010)

Investing activities – continuing operations	235	14,152
Investing activities – discontinued operations	—	—

Investing activities	235	14,152

Financing activities – continuing operations	1,176	—
Financing activities – discontinued operations	—	(4,259)

Financing activities	1,176	(4,259)

Effects of exchange rates on cash	101	(259)

Net (decrease) increase in cash	$(1,379)	$7,624

Continuing Operations

Operating activities. Cash flow from operations decreased $3.8 million during the first six months of 2014 compared to the same period in 2013. The decrease was primarily due to a $4.3 million increase in payment of accounts payable and accrued liabilities, a $1.5 million increased investment in deferred advertising costs, $1.3 million of decreased collection of receivables, and a $0.9 million increase in payment of advances; partially offset by a $2.9 million decrease in inventory levels, and a $1.0 million increase caused by growth of the business.

Investing activities. Our investing activities provided net cash of $0.2 million and $14.1 million during the first six months of 2014 and 2013, respectively. The change between years is primarily due to the large sale of Real Goods Solar stock during 2013.

Financing activities. Our financing activities provided net cash of $1.2 million during the first six months of 2014. The net cash provided by financing activities during the first six months of 2014 was due to the issuance of $1.3 million of Gaiam Class A common stock resulting from stock option exercises. Proceeds from the exercise of stock options were used to fund general operations of the company.

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

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our shelf registration stock and Real Goods Solar’s common stock, tax savings from net operating losses, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. In addition, we own our corporate headquarters and could enter into a financing or sale/lease back transaction to provide additional funds. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Discontinued Operations:

Operating activities. Our operating activities for the operations discontinued during the fourth quarter of 2013 used net cash of $0.8 million and $3.7 million during the first six months of 2014 and 2013, respectively. The decrease in used cash from last year is primarily due to the wind down of our discontinued operations.

Financing activities. During the first six months of 2013, we made net payments totaling $4.3 million on our revolving line of credit.

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of June 30, 2014:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$2,181	$1,503	$678	$—	$—
Media distribution advances	7,000	3,500	3,500	—	—

Total contractual obligations	$9,181	$5,003	$4,178	$—	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes. We hold foreign currency and occasionally have forward contracts for foreign currency transactions, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of June 30, 2014.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S.-dollar-denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of June 30, 2014, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 5.	Other Information

We expect to hold our annual shareholders’ meeting for 2014 on November 4, 2014.

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

Gaiam, Inc.
(Registrant)

August 8, 2014	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (authorized officer)

August 8, 2014	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith