Form 10-Q
period 2014-09-30
GAIAM, INC
filed 2014-11-10
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2014
Class A Common Stock ($.0001 par value)	19,064,623
Class B Common Stock ($.0001 par value)	5,400,000

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2014, the interim results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. These interim statements have not been audited. The balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2013.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash	$23,421	$32,229
Accounts receivable, net	24,151	31,399
Inventory, less allowances	20,822	20,275
Deferred advertising costs	1,681	311
Advances	2,116	1,078
Other current assets	10,487	8,081
Current assets of discontinued operations	1,002	1,879

Total current assets	83,680	95,252
Property and equipment, net	23,132	22,540
Media library, net	6,982	5,211
Goodwill	16,089	13,999
Other intangibles, net	511	1,155
Other assets	1,337	1,835
Noncurrent assets of discontinued operations	—	10

Total assets	$131,731	$140,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,056	$11,697
Accrued liabilities	18,991	17,503
Participations payable	603	3,916
Current liabilities of discontinued operations	697	1,596

Total current liabilities	30,347	34,712

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,048,611 and 18,595,121 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2014 and December 31, 2013	1	1
Additional paid-in capital	171,179	167,875
Accumulated other comprehensive loss	(153)	(33)
Accumulated deficit	(73,961)	(66,413)

Total Gaiam, Inc. shareholders’ equity	97,068	101,432
Noncontrolling interest	4,316	3,858

Total equity	101,384	105,290

Total liabilities and equity	$131,731	$140,002

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net revenue	$41,256	$36,128	$111,318	$104,704
Cost of goods sold	23,238	21,435	60,812	60,947

Gross profit	18,018	14,693	50,506	43,757

Expenses:
Selling and operating	17,144	14,537	48,782	44,356
Corporate, general and administration	2,727	2,669	8,574	8,206
Other general expense	71	62	707	973

Total expenses	19,942	17,268	58,063	53,535

Loss from operations	(1,924)	(2,575)	(7,557)	(9,778)
Interest and other (expense) income	(173)	38	(108)	100
Gain on sale of investments	—	1,975	1,480	18,404

(Loss) income before income taxes and noncontrolling interest	(2,097)	(562)	(6,185)	8,726
Income tax expense	462	138	688	3,517

Net (loss) income from continuing operations	(2,559)	(700)	(6,873)	5,209
(Loss) income from discontinued operations, net of tax	(82)	1,004	(54)	2,856

Net (loss) income	(2,641)	304	(6,927)	8,065
Net income attributable to noncontrolling interest	(385)	(184)	(621)	(373)

Net (loss) income attributable to Gaiam, Inc.	$(3,026)	$120	$(7,548)	$7,692

Net (loss) income per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
From continuing operations	$(0.12)	$(0.03)	$(0.31)	$0.21
From discontinued operations	$(0.00)	$0.04	$(0.00)	$0.13

Basic and diluted net (loss) income per share attributable to Gaiam, Inc.	$(0.12)	$0.01	$(0.31)	$0.34

Weighted-average shares outstanding:
Basic	24,340	22,751	24,146	22,741

Diluted	24,340	22,765	24,146	22,741

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net (loss) income	$(2,641)	$304	$(6,927)	$8,065
Accumulated other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(53)	18	(16)	(152)
Unrealized gain on equity security, net of tax	—	—	202	—
Reclassification of gain on equity security to net income, net of tax	—	—	(319)	—

Comprehensive (loss) income	(2,694)	322	(7,060)	7,913

Less: comprehensive loss (income) attributable to the noncontrolling interest	38	(193)	13	(301)

Comprehensive (loss) income attributable to Gaiam, Inc.	$(2,656)	$129	$(7,047)	$7,612

See accompanying notes to the interim condensed consolidated financial statements

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
	(unaudited)
Operating activities
Net (loss) income	$(6,927)	$8,065
Loss (Income) from discontinued operations	54	(2,856)

Net (loss) income from continuing operations	(6,873)	5,209
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities—continuing operations:
Depreciation	1,487	1,726
Amortization	1,666	1,122
Share-based compensation expense	854	483
Deferred and stock option income tax expense	29	4,310
Loss on translation of foreign currency	139	42
Gain on sale of investments	(1,480)	(18,404)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	7,405	7,233
Inventory, less allowances	(565)	(4,345)
Deferred advertising costs	(1,913)	16
Advances	(1,037)	181
Other current assets	(3,317)	(3,697)
Accounts payable	(1,625)	1,935
Participations payable	(3,313)	(919)
Accrued liabilities	1,422	4,257

Net cash used in operating activities—continuing operations	(7,121)	(851)
Net cash used in operating activities—discontinued operations	(68)	(12,326)

Net cash used in operating activities	(7,189)	(13,177)

Investing activities
Proceeds from sale of investments	2,646	18,404
Purchase of property, equipment and media rights	(4,171)	(2,839)
Purchase of businesses, net of acquired cash	(1,431)	(333)

Net cash (used in) provided by investing activities—continuing operations	(2,956)	15,232
Net cash provided by investing activities—discontinued operations	—	—

Net cash (used in) provided by investing activities	(2,956)	15,232

Financing activities
Proceeds from issuance of stock	1,656	26
Dividends paid to noncontrolling interest	(150)	—

Net cash provided by financing activities—continuing operations	1,506	26
Net cash used in financing activities—discontinued operations	—	(809)

Net cash provided by (used in) financing activities	1,506	(783)

Effect of exchange rates on cash	(169)	(261)
Net change in cash	(8,808)	1,011
Cash at beginning of period	32,229	9,858

Cash at end of period	$23,421	$10,869

Supplemental cash flow information
Income taxes paid	$685	$506
Interest paid	$11	$404

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaiam” refer to Gaiam, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaiam, Inc. and its consolidated subsidiaries (“the Company”) provide a broad selection of yoga, fitness, and well-being products, with media, subscription and travel services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. We were incorporated under the laws of the State of Colorado on July 7, 1988.

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

Discontinued Operations

During the fourth quarter of 2013, we consummated the sale of GVE Newco, LLC (“GVE”), a wholly-owned subsidiary of ours representing our non-branded entertainment media business and discontinued our direct response television operations (“DRTV”). Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations separate from our continuing operations, for all periods presented in these consolidated condensed financial statements and footnotes, unless indicated otherwise.

In connection with these discontinued operations, we recognized certain exit activity and asset impairment charges.

The sale of GVE to Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC (together, “Cinedigm”) was subject to customary adjustments, including a post-closing working capital adjustment, which is currently in dispute (see Note 9). After the sale was consummated, we continued providing extensive administrative and accounting services to the buyer through May 2014. Since May 2014, our services have been limited to collection of outstanding receivables on their behalf.

The income from discontinued operations amounts as reported on our consolidated statements of operations were comprised of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net revenue	$7	$16,670	$2,516	$49,271

(Loss) income from operations before income taxes	(82)	1,272	(54)	4,741

Income tax expense	—	107	—	1,381

(Loss) income from operations of discontinued operations	$(82)	$1,004	$(54)	$2,856

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014 and 2013, we reported gains of $1.0 million and $18.4 million, respectively on the sale of our RGSE stock. In accordance with GAAP, we recognized the value of the RGSE stock as an asset during our initial public offering, and subsequently reduced it to zero through the recognition of our portion of RGSE’s net losses.

4. Equity

During the first nine months of 2014, we issued 10,000 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2014. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first nine months of 2014, we issued 328,000 shares of common stock with net proceeds of $1.7 million in connection with option exercises. The following is a reconciliation from December 31, 2013 to September 30, 2014 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2013	$105,290		$(66,413)	$(33)	$3	$167,875	$3,858
Issuance of Gaiam, Inc. common stock and share-based compensation	2,464		—	—	—	2,464	—
Issuance of Gaiam, Inc. common stock for purchases of businesses	840		—	—	—	840	—
Dividends paid to noncontrolling interest	(150)		—	—	—	—	(150)

Comprehensive loss:
Net (loss) income	(6,927)	(6,927)	(7,548)	—	—	—	621
Unrealized gains on investment, net of tax of $111	202	202	—	202	—	—	—
Reclassification of gain on equity security to net income, net of tax of $175	(319)	(319)	—	(319)	—	—	—
Foreign currency translation adjustment, net of taxes of $1	(16)	(16)	—	(3)	—	—	(13)

Comprehensive loss	(7,060)	$(7,060)

Balance at September 30, 2014	$101,384		$(73,961)	$(153)	$3	$171,179	$4,316

5. Share-Based Payments

During the first nine months of 2014, we extended the term of certain options granted under our 2009 Long-Term Incentive Plan to a member of our executive team for an additional year, and recognized $0.4 million of associated stock compensation expense. Total share-based compensation expense is reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

6. Net Loss Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 645,000 and 1,072,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended September 30, 2014 and 2013 and 845,000 and 1,537,000 for the nine months ended September 30, 2014 and 2013, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net (loss) income attributable to Gaiam, Inc. common shareholders:
(Loss) income from continuing operations	$(2,944)	$(884)	$(7,494)	$4,836
(Loss) income from discontinued operations	(82)	1,004	(54)	2,856

Net (loss) income attributable to Gaiam, Inc.	$(3,026)	$120	$(7,548)	$7,692

Weighted average shares for basic net loss per share	24,340	22,751	24,146	22,741

Effect of dilutive securities	—	14	—	—

Weighted average shares for diluted net loss per share	24,340	22,765	24,146	22,741

Net (loss) income per share attributable to Gaiam, Inc. common shareholders—basic and diluted:

(Loss) income from continuing operations	$(0.12)	$(0.03)	$(0.31)	$0.21
Income (loss) from discontinued operations	$0.00	$0.04	$0.00	$0.13

Basic and diluted net (loss) income per share attributable to Gaiam, Inc.	$(0.12)	$0.01	$(0.31)	$0.34

7. Income Taxes

During the fourth quarter of 2013, we determined that a full valuation allowance against our deferred tax assets was necessary due to the cumulative loss incurred over the three-year period ended December 31, 2013. For the three and nine months ended September 30, 2014, we continued to provide a full valuation allowance against deferred tax assets generated during the quarter. As income is generated in future periods, the Company expects to reverse the valuation allowance as utilization of the deferred tax assets occurs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net revenue:
Business	$23,578	$23,344	$68,048	$69,014
Direct to consumer	17,678	12,784	43,270	35,690

Consolidated net revenue	41,256	36,128	111,318	104,704

Contribution income (loss):
Business	1,295	1,505	5,114	3,292
Direct to consumer	(3,219)	(4,080)	(12,671)	(13,070)

Consolidated contribution loss	(1,924)	(2,575)	(7,557)	(9,778)
Reconciliation of contribution loss to net (loss) income attributable to Gaiam, Inc.:
Interest and other (expense) income	(173)	38	(108)	100
Gain on sale of investment	—	1,975	1,480	18,404
Income tax expense	462	138	688	3,517
(Loss) income from discontinued operations	(82)	1,004	(54)	2,856
Net income attributable to noncontrolling interest	(385)	(184)	(621)	(373)

Net (loss) income attributable to Gaiam, Inc.	$(3,026)	$120	$(7,548)	$7,692

As a result of the sale of our non-branded entertainment business in late 2013, and the announced potential spin-off of our subscription unit into a separate company, we are re-evaluating how we group and report our various lines of business with a focus on the Gaiam brand and our subscription business including Gaiam TV. Our segment reporting will likely change in future periods, when these new groupings have been finalized, and as we have discrete financial information available.

9. Commitments and Contingencies

On August 13, 2014, Cinedigm initiated an arbitration proceeding with the American Arbitration Association under the Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm and the Company and one of its subsidiaries (the “MIPA”). Cinedigm’s arbitration demand alleges that the Company owes Cinedigm approximately $12.9 million under the working capital adjustment mechanism included in the MIPA.

The Company disagrees with Cinedigm’s claim, and believes that if the working capital mechanism is properly applied, Cinedigm owes the Company over $5.0 million. Therefore, the Company would have initiated the arbitration process against Cinedigm if Cinedigm had not done so. In addition to its working capital counter-claim, the Company is pursuing a counter-claim of approximately $700,000 against Cinedigm in connection with the Transition Services Agreement executed as part of the MIPA transaction, and is reviewing other claims that it may pursue against Cinedigm. Negotiations between the Company and Cinedigm are ongoing. The Company believes that Cinedigm’s arbitration claim is without merit , is a post-closing attempt to renegotiate the MIPA purchase price, and intends to deny all liability in this matter. However, this matter is in its earliest stages and neither party’s ultimate liability can be predicted at this time.

10. Exit Activity Costs

During the fourth quarter of 2013, as a result of the sale of GVE and the discontinuation of DRTV, we recorded impairment charges on certain media and assets; and recorded accruals for termination benefits. Those accruals are included in accrued expenses in our condensed consolidated balance sheets. The activity in the accrual for termination benefits for the nine months ended September 30, 2014 is as follows:

Balance, December 31, 2013	$2,174
Payments made	(122)

Balance, September 30, 2014	$2,052

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Segment

Our business segment sells directly to retailers, digital partners, and corporate accounts. It has products available in approximately 38,000 retail doors worldwide. Our business segment has also successfully expanded our brands with strategic store-within-store placements, which now total over 16,000 worldwide. We anticipate launching a yoga apparel line in this segment in the spring of 2015.

The business segment continues to benefit from growth in Gaiam Restore products, our at-home rehabilitative and restorative products, and our SPRI Dynamic Recovery brands. These products along with the recent introduction of our SPRI Cross Train line of high-intensity fitness accessories have broadened our offerings and are expected to enable us to continue growing our brand this year. Due to our compliment of branded and non-branded products and our leading offering for fitness media, we have achieved category management and media aggregator roles and effectively manage the yoga and fitness offerings at some of the largest retailers in the nation. We plan to make additional investments during the remainder of 2014 to improve our SPRI commercial channel website, extend our product offerings and to design and produce a yoga apparel line launching in the spring 2015 season.

Recently, we renegotiated our largest media category management contracts. Our category management business consists of contracts with certain vendors to sell their products along with ours to our retail customers. It is a service we provide in order to reduce the number of vendor relationships our customers must manage. Before the change, our arrangements with these vendors required that we take ownership of the inventory. We accounted for these arrangements on a gross basis, since we concluded that we were acting as the principal in the arrangement. We entered into a new contract with one of the largest vendors effective October 1, 2013, and another vendor effective April 1, 2014. Under the new contract terms, we hold the inventory on consignment and do not take ownership. We earn a fixed fee similar to what we earned under the old contracts. We are accounting for the new contracts on a net basis, since we have concluded that we are acting as the agent in the arrangement. The new contracts have resulted in significantly reduced working capital requirements and operating costs. The change reduces revenue and cost of goods sold, without significantly impacting gross profit. This change is expected to reduce our business segment revenue for 2014 by $1.4 million.

Direct to Consumer Segment

Our direct to consumer segment includes those business units which sell directly to end customers, including Gaiam TV, Gaiam online and catalog, and Natural Habitat, our adventure travel company. This segment gives us the ability to test, launch, and support new products, and through direct relationships with our customers, allows us to promote our products, grow our digital subscription and streaming customer base, and gather customer feedback on Gaiam and the LOHAS industry. This channel also allows us to develop and showcase our brand directly to customers.

In our direct to consumer segment, we continue to work on the category and channel expansion of the Gaiam brand and narrow our e-commerce and catalog offerings towards more proprietary yoga and fitness, health and wellness, and apparel products. We recently completed updates for our e-commerce platform in order to deliver more engaging, focused, and simplified shopping experiences to our customers. Our re-designed website has allowed us to stay even more connected with and accessible to our customers, and now includes user-friendly mobile designs for Apple and Android devices. We continue to expand our e-commerce offerings with unique products that are only available online and that complement our core Gaiam product lines. We plan to continue to grow our offerings for video, interactive, and mobile devices as these initiatives enable us to better leverage our e-commerce products. We plan to invest in our online branding, more digital offerings and apps, develop emerging talent, utilize more social media, sponsor more local events and significantly reduce the circulation of our catalogs.

We continue to invest in and actively market our subscription video streaming business, Gaiam TV (GaiamTV.com). In late 2013, we acquired My Yoga Online (“My Yoga”), Canada’s largest online yoga video streaming subscription business, and merged it with Gaiam TV during the third quarter of 2014. With a subscription price the same as Gaiam TV, $9.95 per month, My Yoga is a perfect complement to Gaiam TV’s offerings and well aligned with the Gaiam brand. With over 6,500 video titles, Gaiam TV offers subscribers access to the world’s largest online library of yoga, wellness, personal growth and conscious media videos.

Gaiam’s Board of Directors previously approved the separation of Gaiam TV from the Gaiam-branded business into two separate publicly traded companies. We currently expect the separation to take the form of a tax-free spin-off to shareholders. If consummated, the separation of the subscription unit could materially change reported operating results and liquidity needs of the Company subsequent to the spin-off transaction.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net revenues	$41,256	$36,128	$111,318	$104,704
Gross profit	18,018	14,693	50,506	43,757
Selling and operating corporate, general and administration	19,942	17,268	58,063	53,535
Loss from operations	(1,924)	(2,575)	(7,557)	(9,778)
Interest and other (expense) income	(173)	38	(108)	100
Gain on sale of investment	—	1,975	1,480	18,404
(Loss) income before taxes and noncontrolling interest	(2,097)	(562)	(6,185)	8,726
Income tax expense	462	138	688	3,517
Net (loss) income from continuing operations	(2,559)	(700)	(6,873)	5,209
(loss) income from discontinued operations	(82)	1,004	(54)	2,856
Net (loss) income	(2,641)	304	(6,927)	8,065
Net income attributable to noncontrolling interest	(385)	(184)	(621)	(373)
Net (loss) income attributable to Gaiam, Inc.	$(3,026)	$120	$(7,548)	$7,692

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.3%	59.3%	54.6%	58.2%

Gross profit	43.7%	40.7%	45.4%	41.8%

Expenses:
Selling and operating	41.6%	40.2%	43.8%	42.4%
Corporate, general and administration	6.6%	7.4%	7.7%	7.8%
Other general income and expense	0.2%	0.2%	0.7%	0.9%

Total expenses	48.4%	47.8%	52.2%	51.1%

Loss from operations	-4.7%	-7.1%	-6.8%	-9.3%
Interest and other (expense) income	-0.4%	0.1%	-0.1%	0.1%
Gain on sale on investment	—%	5.4%	1.3%	17.6%
(Loss) income before taxes and noncontrolling interest	-5.1%	-1.6%	-5.6%	8.4%
Income tax expense	1.1%	0.4%	0.6%	3.4%
Net (loss) income from continuing operations	-6.2%	-2.0%	-6.2%	5.0%
(Loss) income from discontinued operations	-0.2%	2.8%	—%	2.7%
Net income attributable to noncontrolling interest	-0.9%	-0.5%	-0.6%	-0.4%

Net (loss) income attributable to Gaiam, Inc.	-7.3%	0.3%	-6.8%	7.3%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net revenue. Net revenue increased $5.1 million, or 14.2%, to $41.3 million during the third quarter of 2014 from $36.1 million during the third quarter of 2013. Net revenue in our business segment increased $0.2 million, or 1.0%, to $23.6 million during the third quarter of 2014 from $23.3 million during the third quarter of 2013. The increase is due to orders from a new customer and from increased orders of our SPRI branded professional fitness accessories, offset by a decrease in orders from our largest customer after a security breach in the customer’s systems and the change in our media category management contracts. Net revenue in our direct to consumer segment increased $4.9 million, or 38.3%, to $17.7 million during the third quarter of 2014 from $12.8 million during the third quarter of 2013. The growth in revenues was caused by increased adventure travel volume, and growth in Gaiam TV.

Cost of goods sold. Cost of goods sold increased $1.8 million, or 8.4%, to $23.2 million during the third quarter of 2014 from $21.4 million during the third quarter of 2013. Cost of goods sold in our business segment decreased $1.0 million, or 7.2%, to $13.0 million during the third quarter of 2014 from $14.0 million during the third quarter of 2013 and, as a percentage of net revenue, decreased 490 basis points to 55.2% during the third quarter of 2014 from 60.1% during the third quarter of 2013, due to product sales mix as well as the changes in our media category management contracts. Cost of goods sold in our direct to consumer segment increased $2.8 million, or 37.9%, to $10.2 million during the third quarter of 2014 from $7.4 million during the third quarter of 2013. It stayed roughly flat as a percentage of net revenue, primarily reflecting the increase of sales in our Gaiam TV digital subscription service, which carries lower associated cost of goods sold, offset by increased expenses from our travel business, which carries a higher associated cost of goods sold.

Selling and operating expenses. Selling and operating expenses increased $2.6 million, or 17.9%, to $17.1 million during the third quarter of 2014 from $14.5 million during the third quarter of 2013 and, as a percentage of net revenue, increased to 41.6% during the third quarter of 2014 from 40.2% during the third quarter of 2013, primarily due to additional investments in our digital subscription businesses and staffing to support our apparel launch planned for the spring of 2015.

Corporate, general and administration expenses. Corporate, general and administration expenses increased slightly during the third quarter of 2014 compared to 2013 and, as a percentage of net revenue, decreased to 6.6% during the third quarter of 2014 from 7.4% during the third quarter of 2013.

Gain on sale of investments. We did not sell any investments or recognize any gains on sales of investments during the quarter ended September 30, 2014. During the third quarter of 2013, we sold shares of RGSE stock for a gain of $2.0 million.

Income tax expense. The Company recognized income tax expense of $0.5 million during the quarter related to its majority-owned subsidiaries compared to $0.1 million for the third quarter of 2013. The Company recognized a net loss for the quarter but, in accordance with GAAP, did not recognize a tax benefit because it continues to record a valuation allowance against its deferred tax assets. Although fully reserved on our balance sheet, Gaiam’s deferred tax assets remain available to offset any income tax liabilities.

Net (loss) income attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $3.0 million, or $0.12 per share, during the third quarter of 2014 compared to net income of $0.1 million, or $0.01 per share, during the third quarter of 2013. The net income for the third quarter of 2013 included $2.0 million of gains from sales of investments and $1.0 million of income from discontinued operations.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue. Net revenue increased $6.6 million, or 6.3%, to $111.3 million during the first nine months of 2014 from $104.7 million during the first nine months of 2013. Net revenue in our business segment decreased $1.0 million, or 1.4%, to $68.0 million during the first nine months of 2014 from $69.0 million during the first nine months of 2013, primarily due to a $3.6 million decline in orders from our largest customer after a security breach in the customer’s systems and changes in our category management relationships, offset by increased orders from existing and new customers. Net revenue in our direct to consumer segment increased $7.6 million, or 21.2%, to $43.3 million during the first nine months of 2014 from $35.7 million during the first nine months of 2013 primarily attributable to higher adventure travel volume, and increased subscription services, partially offset by revenue declines caused by a planned decrease in catalog circulation.

Cost of goods sold. Cost of goods sold decreased slightly in the first nine months of 2014 compared the first nine months of 2013. Cost of goods sold in our business segment decreased $2.8 million, or 6.9%, to $38.3 million during the first nine months of 2014 from $41.1 million during the first nine months of 2013 and, as a percentage of net revenue, decreased to 56.3% during the first nine months of 2014 from 59.6% during the first nine months of 2013, due to the change in our media category management contracts as well as a shift in product sales mix. Cost of goods sold in our direct to consumer segment increased $2.7 million, or 13.6%, to $22.5 million during the first nine months of 2014 from $19.8 million during the first nine months of 2013 and, as a percentage of net revenue, decreased to 52.0% during the first nine months of 2014 from 55.6% during the first nine months of 2013, primarily reflecting the increase of sales in our Gaiam TV digital subscription service, which carries lower associated cost of goods sold, partially offset by increased expenses from our travel business, which carries a higher associated cost of goods sold.

Selling and operating expenses. Selling and operating expenses increased $4.4 million, or 10.0%, to $48.8 million during the first nine months of 2014 from $44.4 million during the first nine months of 2013 and, as a percentage of net revenue, increased to 43.8% during the first nine months of 2014 from 42.4% during the first nine months of 2013 primarily due to additional investments in our digital subscription business.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.4 million, or 4.5%, to $8.6 million during the first nine months of 2014 from $8.2 million during the first nine months of 2013 and, as a percentage of net revenue, decreased to 7.7% during the first nine months of 2014 from 7.8% during the first nine months of 2013.

Other general expenses. During the first nine months of 2014 we incurred $0.7 million of legal and auditing expenses related to the potential spin-off of Gaiam TV, our digital subscription business, into a separately-traded public company.

Interest and other income. Interest and other income was an expense of $108,000 during the first nine months of 2014 compared to income of $100,000 during the first nine months of 2013. The loss in 2014 relates to changes in value of our foreign currency investment.

Gain on sale of investments. Gain on sale of investment of $1.5 million during the first nine months of 2014 represents our gain recognized and net proceeds received from the sale shares of our investment in RGSE stock and all of our investment in Cinedigm Corp. stock. During the first nine months of 2013, we sold shares of RGSE stock for a gain of $18.4 million.

Income tax expense. The Company recognized income tax expense during the first nine months of 2014 of $0.7 million related to its majority-owned subsidiaries compared to $3.5 million for the first nine months of 2013. The Company recognized a net loss for the first nine months of 2014 but, in accordance with GAAP, did not recognize a tax benefit because it continues to record a valuation allowance against its deferred tax assets. Although fully reserved on our balance sheet, Gaiam’s deferred tax assets remain available to offset any income tax liabilities.

Net (loss) income attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $7.5 million, or $0.31 per share, during the first nine months of 2014 compared to net income of $7.7 million, or $0.34 per share, during the first nine months of 2013. The net loss for the first nine months of 2014 included $1.5 million of gains from sales of investments and no deferred tax benefit compared to the net income for the second half of 2013 which included $18.4 million of gains from sales of investments, $2.9 million income from discontinued operations, and a $3.5 million tax provision.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our ecommerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At September 30, 2014, our cash balance was $23.4 million. Including our investment in Gaiam TV, we estimate that our capital expenditures will total approximately $6.0 million for 2014.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months ended September 30,
(in thousands)	2014	2013
Net cash (used in) provided by:
Operating activities—continuing operations	$(7,121)	$(851)
Operating activities—discontinued operations	(68)	(12,326)

Operating activities	(7,189)	(13,177)

Investing activities—continuing operations	(2,956)	15,232
Investing activities—discontinued operations	—	—

Investing activities	(2,956)	15,232

Financing activities—continuing operations	1,506	26
Financing activities—discontinued operations	—	(809)

Financing activities	1,506	(783)

Effects of exchange rates on cash	(169)	(261)

Net (decrease) increase in cash	$(8,808)	$1,011

Continuing Operations

Operating activities. Cash flow from operations decreased $6.3 million during the first nine months of 2014 compared to the same period in 2013. The decrease was primarily due to a $8.8 million reduction of accounts payable and accrued liabilities, a $1.9 million increased investment in deferred advertising costs, and a $1.2 million increase in advances; partially offset by a $3.8 million decrease in inventory levels.

Investing activities. Our investing activities used net cash of $3.0 million and provided net cash of $15.2 million during the first nine months of 2014 and 2013, respectively. The change between years is due to $18.4 million in sales of RGSE stock in 2013, $1.3 million additional capital spending for media and equipment during 2014, and $1.1 additional cash spent to acquire businesses during 2014.

Financing activities. Our financing activities provided net cash of $1.5 million during the first nine months of 2014. The net cash provided by financing activities during the first nine months of 2014 was due to the issuance of $1.7 million of Gaiam Class A common stock resulting from stock option exercises. Proceeds from the exercise of stock options were used to fund general operations of the company.

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

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our shelf registration stock and RGSE common stock, tax savings from net operating losses, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. In addition, we own our corporate headquarters and could enter into a financing or sale/lease back transaction to provide additional funds. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Discontinued Operations:

Operating activities. Our operating activities for the operations discontinued during the fourth quarter of 2013 used net cash of $0.1 million and $12.3 million during the first nine months of 2014 and 2013, respectively. The decrease in used cash from last year is primarily due to the wind down of our discontinued operations.

Financing activities. During the first six months of 2013, we made net payments totaling $0.8 million on our revolving line of credit.

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of September 30, 2014:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$1,742	$1,254	$488	$—	$—
Minimum distribution payments	6,125	3,375	2,750	—	—

Total contractual obligations	$7,867	$4,629	$3,238	$—	$—

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

We are exposed to market risks, which include changes in foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes. We hold foreign currency and occasionally have forward contracts for foreign currency transactions, the gains and losses from which have been immaterial. In 2010, we acquired controlling financial interest in and, therefore, consolidated Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of September 30, 2014.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S.-dollar-denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of September 30, 2014, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On August 13, 2014, Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC (together, “Cinedigm”) initiated an arbitration proceeding with the American Arbitration Association under the Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm and the Company and one of its subsidiaries (the “MIPA”). Cinedigm’s arbitration demand alleges that the Company owes Cinedigm approximately $12.9 million under the working capital adjustment mechanism included in the MIPA.

The Company disagrees with Cinedigm’s claim, and believes that if the working capital mechanism is properly applied, Cinedigm owes the Company over $5.0 million. Therefore, the Company would have initiated the arbitration process against Cinedigm if Cinedigm had not done so. In addition to its working capital counter-claim, the Company is pursuing a counter-claim of approximately $700,000 against Cinedigm in connection with the Transition Services Agreement executed as part of the MIPA transaction, and is reviewing other claims that it may pursue against Cinedigm. Negotiations between the Company and Cinedigm are ongoing. The Company believes that Cinedigm’s arbitration claim is without merit , is a post-closing attempt to renegotiate the MIPA purchase price, and intends to deny all liability in this matter. However, this matter is in its earliest stages and neither party’s ultimate liability can be predicted at this time.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matter against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2014 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

No material changes.

Item 5.	Other Information

We have scheduled our 2015 annual meeting of shareholders for June 3, 2015. Please note that the date of our 2015 annual meeting of shareholders has changed by more than 30 days from the first anniversary of our 2014 annual meeting of shareholders.

Shareholders may submit proposals on matters appropriate for shareholder action at our annual meetings consistent with regulations adopted by the Securities and Exchange Commission and our Bylaws. For shareholder proposals to be considered for inclusion in our proxy statement and proxy card relating to our 2015 annual meeting of shareholders pursuant to Rule 14a-8 promulgated under the Exchange Act, they must be received by us not later than 5:00 p.m. on February 21, 2015. Such proposals must contain specified information, including, among other things, information as would be required to be included in a proxy statement under Securities and Exchange Commission rules.

In addition and in accordance with Exchange Act Rule 14a-5(f) and pursuant to the terms of our Bylaws, shareholders who desire to present a proposal for action or to nominate directors (other than proposals to be included in our proxy statement and proxy card pursuant to Rule 14a-8 promulgated under the Exchange Act) at our 2015 annual meeting of shareholders must provide notice in writing of such proposal or nomination to us no earlier than March 20, 2015 and no later than 5:00 p.m. on April 14, 2015. Shareholder notices must contain the information required by our Bylaws.

All proposals or other notices should be addressed to us at 833 West South Boulder Road, Louisville, Colorado 80027, Attention: Secretary, Gaiam, Inc.

If we do not have notice of a matter to come before our 2015 annual meeting of shareholders before the deadlines described above, your proxy card for such annual meeting will confer discretionary authority to vote on such matter.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)

November 10, 2014	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (authorized officer)

November 10, 2014	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith