Form 10-K
period 2014-12-31
GAIAM, INC
filed 2015-03-16
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-27517

GAIAM, INC.

Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $136,603,630 as of June 30, 2014, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of February 27, 2015, 19,089,008 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

GAIAM, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

Item 1.	Business

Our Business

Since its start in 1996, Gaiam has grown to become a leader in the markets for yoga, fitness and wellness products and content. Gaiam brands include Gaiam, focused on yoga and fitness; Gaiam Restore, focused on wellness; SPRI by Gaiam, focused on fitness; and Gaiam TV, our global digital video subscription service.

We develop and market yoga and fitness accessories, apparel, and media under Gaiam’s brands. These products are sold primarily through major national retailers in the United States, Canada, Europe, and other countries, with placement in over 38,000 retail doors worldwide. We also sell our products through our digital partners, websites and ecommerce channels. Our products and services are targeted to all levels of yoga and fitness enthusiasts, including professionals. We believe that consumers are attracted to our products because of their design, functional characteristics, and our unique brand heritage. Our accessories include yoga mats, bags, straps and blocks, media content including digital media and apps, restorative and massage accessories such as rollers, resistance cords and balance balls, and various other offerings. Our comprehensive line of apparel includes pants, shorts, tops and jackets designed around yoga.

Gaiam TV, our digital subscription service, provides our members access to approximately 7,000 video titles, 90% of which are available exclusively to subscribers for digital streaming on virtually any Internet-connected device anytime, anywhere.

On February 20, 2015, our wholly-owned subsidiary Gaia, Inc. (“Gaiam TV”) filed a registration statement on Form 10 in connection with the previously announced proposed separation of the Gaiam TV segment from the Gaiam Brand segment into two separate publicly traded companies. The proposed tax-free spin-off will occur through a distribution to Gaiam, Inc.’s shareholders of all the stock of Gaiam TV. Gaiam TV will hold all of the assets and liabilities of the Gaiam TV segment. The Gaiam Brand segment will remain with Gaiam, Inc. after the distribution. The completion of the separation is subject to satisfaction of several conditions. Furthermore, our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur.

Our Heritage

Our heritage dates back to 1984 when our founder and Chairman, Jirka Rysavy, emigrated from Czechoslovakia to Boulder, CO and founded natural-food store concept Crystal Market (later Wild Oats), recycled-office products company Corporate Express (which was sold with $4.5 billion in revenues, and is now Staples), and Gaiam.

Gaiam has developed a reputation for quality and innovation that has helped elevate the practice and visibility of yoga, fitness and wellness and positively changed the way consumers interact and look at the world. Our long history and experience gives us a unique authenticity in the market.

Our Values

Gaiam adheres to values that are aligned with our customers’ loyalty to our brands, above and beyond their appreciation for the quality, design and effectiveness of our products. Authenticity and commitment to our core values are at the center of what we strive to achieve.

We also have a strong sense of corporate citizenship and contribution to our communities. We strive to respect our environment, to promote diversity and fulfillment among our employees, to coach talent and support those in need when and where we are able to.

Our Brands

Our brands reflect our commitment to designing innovative, high quality and affordable products that enhance our customers’ enjoyment of their yoga, fitness and wellness practices.

Gaiam is our main brand for yoga, fitness and wellness accessories, apparel, and media. Launched with our company’s founding, Gaiam started with yoga videos and apparel in the late 1990s, and has since expanded to include a full line of apparel, yoga mats, yoga mat bags, yoga blocks and straps, yoga and fitness props, balance balls, bags, and various other accessories. The brand addresses the needs of all levels of yoga practitioners with a high-quality and stylish product assortment. We have successfully leveraged the brand’s authenticity and heritage into wellness and active sitting products, including our balance ball chair, and fitness kits. We actively research and test new product concepts under the Gaiam brand, and have the ability to create new sub-brands like Gaiam Restore when the opportunity is significant.

Gaiam Restore is about empowering tools to get our customers back to their healthiest, most flexible selves. We launched the Restore sub-brand in 2012, when we recognized growing consumer interest in self-care. The Restore line helps enhance athletic performance, improve flexibility, boost range of motion and combat muscle soreness. The product line consists of foam rollers, foot rollers, massage kits, stretch cords and straps, pressure point massagers, hand and grip therapy accessories, trigger point massagers and various other products and accessories. Our substantial Restore product set enables us to provide a complete store-within-store experience to our retail partners, giving their customers a trusted source for both general and condition-specific wellness products.

SPRI by Gaiam is a leading manufacturer and distributor of professional fitness accessories, which we acquired in 2008. Founded over 30 years ago, SPRI first pioneered rubber resistance exercise products and has since expanded into many other categories of fitness equipment. Through its network of fitness professionals and advisors, SPRI has remained on the cutting edge of today’s exercise trends including our recent release of SPRI CrossTrain, a line of accessories for functional cross training. We are expanding our educational content through the recently redesigned SPRI.com, in addition to growing live course programming. These efforts support and educate the market on the effective use of our products, in addition to influencing new trends. Historically, we marketed SPRI products through professional channels, trainers and gyms, and through specialty fitness retail stores. In 2012, we began to market the products through our extensive network of sporting goods and select mass market retailers.

Gaiam TV is a global subscription video streaming service with approximately 7,000 titles focused on yoga, health and longevity, seeking truth, spiritual growth and conscious films & series. Its content caters to a unique and underserved subscriber base and is available to our subscribers across virtually any Internet connected device anytime, anywhere, commercial free. The subscription also allows the downloading and viewing of files from the library without being actively connected to the internet. Subscribers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is available exclusively to our subscribers for streaming.

Our Products

We have a long history of technical innovation and product development, with over 22 patents and 2 patents pending and hundreds of new product introductions since our start in 1996. Our employees’ passion and intimacy with yoga, fitness and wellness provides a significant advantage that will help drive our Company to new levels.

Examples of our current products include:

YOGA

POSE

BREATHE

Yoga for Everyone
PRACTICE

GRIP

REACH

FITNESS

STRENGTHEN

CONDITION

SPRI
CROSS TRAIN

SPRI
BALANCE

SPRI
PERFORM

WELLNESS

ACTIVATE

RESTORE

THE NEW YOU IS NOW
EXPERIENCE

RELIEVE

ENERGIZE

Our Strategy

We seek to generate sustainable and profitable growth by leveraging our leadership position and brand awareness to expand our business in the following ways:

Streamline and Focus Our Business – During 2013, we sold our non-Gaiam branded entertainment media distribution operations, discontinued our direct response television marketing operations, and sold virtually all our investment in RGSE in order to restructure our business around our yoga, fitness, and wellness operations as well as Gaiam TV. We believe that maintaining focus and discipline will be critical as we seek to grow our leadership position and brands within these markets.

Extend Our Brand Into New Categories – Gaiam enjoys strong national brand awareness, and we believe that we have successfully demonstrated our ability to move into complementary and adjacent product categories. For example, our Gaiam Restore product line represented a step outside of yoga, and has grown considerably since its launch in 2012. Similarly, our SPRI CrossTrain product line was a natural evolution of the SPRI brand, and is now carried in major sporting goods retailers in the US.

We are currently launching a line of Gaiam-branded yoga apparel that we expect will give us access to the large and growing athletic apparel market. We believe that our brand combined with a favorable competitive environment in this segment of the market will become a significant part of our growth in the coming years.

Additionally, we are increasing our presence in the home and office with active sitting products. The Gaiam Balance Ball chair is a widely recognized product and forms the base of our active sitting strategy. With the continued success of our balance ball chair and the recent news coverage on the health issues associated with sitting for extended periods of time, we are designing a line of active sitting products that will further extend our brand.

Attract New Demographics – We believe that the growing interest in yoga, fitness, and wellness has created an opportunity for us to use our core brand assets to attract men and youth to these disciplines. Historically underrepresented in our disciplines and our customer base, both demographics are now a focus for our marketing and product development efforts. We plan to utilize our expertise in product development, merchandising, and content creation to develop unified sets of product and media content that appeal to men and children, and to sell these products through our existing wide retail distribution network and website.

Extend Our International Distribution Footprint – We believe that Gaiam has the ability to be the global brand for yoga, fitness and wellness by actively pursuing international expansion. International sales represented approximately 6% of our revenues in 2014 and we believe there is significant opportunity to address the yoga, fitness, and wellness market abroad and to do so as successfully as we have addressed it in the United States.

Grow our Retail Footprint – We currently have 17,000 branded stores-within-store presentations and believe the product category and demographic expansion strategies above will help us to grow our sales with existing customers and to enter new retail channels including department stores, grocery and drug stores. We believe that many retailers recognize an opportunity in the health and wellness lifestyle market, and are expanding their product mix in order to capitalize on this trend. Additionally, we launched our SPRI brand in retail only as recently as 2012, and are continuing to expand its penetration. As of December 31, 2014, SPRI was represented in approximately 3,000 U.S. retail doors.

Connect With Our Customers – Our business and customers continue to evolve and so will the way we engage with them. We are evolving our ecommerce experience to focus on engaging our target consumers through digital content and, social and mobile marketing. As part of this strategy, in 2014, we acquired the Yoga Studio app, a highly rated and successful yoga instruction app, which we will continue to develop and leverage as a point of brand engagement.

We recently launched a new website, GaiamPro.com, which enables us to better connect with the yoga and fitness studio and practitioner market – a key step in growing our brand presence within these highly influential channels. We have also completely redesigned our website, SPRI.com to focus on brand engagement across various devices, including tablet and mobile.

These efforts are all grounded in our belief that consumers increasingly seek direct brand interactions, through engaging content and digital interactions. We will continue to develop and evolve better ways to connect with our consumers through our consumer channels and our retail partners.

Build Gaiam TV – Our core Gaiam TV strategy is to grow our subscriber base domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface and extending our streaming service to new Internet-connected devices as they are developed.

Our content is focused on yoga, health and longevity, seeking truth, spiritual growth and conscious films & series. This media content is specifically targeted to a unique customer base which is interested in alternatives to the content provided by mainstream media. We have been able to grow these content options both organically through our own productions and through strategic acquisitions. In addition, through our investments in our streaming video technology and our user interface, we have been able to expand the many ways our subscription customer base can access our unique library of media titles.

Complement our Existing Business with Selective Strategic Acquisitions – Our growth strategy is not dependent on acquisitions. However, we will consider acquiring complementary branded businesses that strengthen our market position by expanding our product offerings, geographical reach or channel distribution. We often retain acquired company’s management to drive front-end business functions, such as creative presentation and marketing, while consolidating operational functions under our existing infrastructure where we can realize economies of scale.

Our Operations

Sales Channels, Product Development and Sourcing

We sell our branded products across various sales channels. We use our direct-to-consumer channel to test products before we distribute them through our retail channel. Because we use a multi-channel approach to our business, we are able to leverage product development costs across all channels of our business.

Our proprietary offerings are designed by our development team and sourced both domestically and internationally. We utilize third- party suppliers that produce our products to our specifications. We design our products to promote and support our customers’ healthy lifestyles. We also screen the environmental and social responsibility of our suppliers. In order to minimize risk, we often identify an alternate supplier for our products in a separate location.

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

Our Reporting Segments

We have two reportable segments: the Gaiam Brand segment, and the Gaiam TV segment. The Gaiam Brand segment includes all of our yoga, fitness, and wellness product and media distributed through our website, apps, retail network, and catalogs, and also includes our eco-travel business. The Gaiam TV segment includes our global digital video subscription service. During 2014, the Gaiam Brand and the Gaiam TV segments represented 94.1% and 5.9% of our net revenues, respectively. Our Gaiam Brand segment is dependent upon a few major customers for a significant portion of its revenues. Sales to our largest customer, Target Corporation (“Target”) accounted for 29.3%, 32.1% and 22.9% of our total net revenue during 2014, 2013, and 2012, respectively. The loss of Target as a customer would have a material adverse effect on our business. No other customer accounted for 10% or more of our total net revenue.

See further information about our reporting segments in Note 14 to the Consolidated Financial Statements.

Our Competition

Our business and brands are benefiting from the convergence of function and fashion in the yoga and fitness apparel, and equipment space. We believe consumer purchase decisions are driven by a need for solution-oriented products and a desire to create a particular lifestyle perception through distinctive aesthetics. A number of highly successful brands including Lululemon, Under Armour, and Nike have recognized and capitalized on this convergence. Primary growth drivers in our business include products that provide a high level of performance or comfort, that exhibit consistent, attractive design characteristics, and are affordable.

The markets for our products are highly competitive. In each of our geographic markets, we face significant competition from numerous competitors, some of which are larger than us and have greater financial, marketing and operational resources with which to compete, and others that are smaller with fewer resources, but that may be deeply entrenched in local markets or have established themselves as niche category leaders. Some of our large wholesale customers also market competitive yoga, fitness and wellness apparel, accessories and equipment under their own private labels. In addition, our direct-to-consumer channels expose us to branded competitors who operate retail stores, as well as competitors who sell product online.

In addition to competing for end-consumer and wholesale market share, we also compete for manufacturing capacity of independent factory groups, primarily in Asia; and for experienced management, staff and suppliers to lead, operate and support our global business processes. Each of these areas of competition requires distinct operational and relational capabilities and expertise in order to create and maintain long-term competitive advantages.

Competitive Advantage

We believe our primary competitive advantages are:

•	Brand awareness

•	Product design and innovation

•	Product quality

•	Management experience

•	Exclusive content library

•	Technical platform for continuity

•	Full onsite content production facilities

We believe our brand is recognized as a leader in our industry. With a long history in the yoga, fitness and wellness market, our reputation and longevity make us the first choice for many consumers. Our expertise enables us to produce and market unique and innovative products under our core brands using new materials and designs that take advantage of the newest health trends. Our employees leverage their own expertise and that of an external network of experts and advisors to continually research the trends in all of our markets, allowing us to continuously address the evolving needs of our consumers.

Discontinued Operations

In the fourth quarter of 2013, we sold our non-Gaiam-branded entertainment media distribution operations (“GVE”) and discontinued our direct response television marketing operations (“DRTV”). We now report these businesses as discontinued operations, and, accordingly, we have reclassified their financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.

Our Employees

As of February 27, 2015, we employed approximately 257 full-time and 4 part-time individuals. None of our employees are covered by a collective bargaining agreement.

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

We generally collect sales taxes only on sales to residents of states in which we have nexus. Currently, we collect sales taxes on certain sales to residents of California, Colorado, Illinois, New York, New Jersey, Ohio, and Texas. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect sales taxes on sales to residents of other states or jurisdictions, our direct to consumer sales channels may be adversely affected. Our business is also subject to a number of other governmental regulations, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, merchandise that we import is subject to import and customs duties and, in some cases, import quotas.

Seasonality

See the “Quarterly and Seasonal Fluctuations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information pertaining to the seasonal aspects of our business.

Website and Available Information

Our corporate website at gaiam.com provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our gaiam.com website also features a library of information and articles on personal development and healthy lifestyles, along with an extensive offering of products, services and media. We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Form 10-K, 10-Q and 8-K and amendments thereto. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

Additional information about our products and services can be found at SPRI.com and GaiamTV.com. We have included our websites addresses only as inactive textual reference, and the information contained on our website is not incorporated by reference into this Form 10-K.

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

From time to time during the normal course of operating our businesses, we are subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot accurately predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses. We are preparing to enter into arbitration with Cinedigm Corp. (“Cinedigm”) in connection with the sale of a subsidiary to Cinedigm. The outcome of the arbitration process cannot be predicted at this time. The ultimate resolution of the dispute could have a material impact to the Company, see Note 8 to the Consolidated Financial Statements.

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

Increased competition could impact our financial results

We believe that the healthy lifestyles market includes thousands of small, local and regional businesses. Some smaller businesses may be able to more effectively personalize their relationships with customers, thereby gaining a competitive advantage. Although we believe that we do not compete directly with any single company that offers our entire range of merchandise and services, within each category we have competitors and we may face competition from new entrants. Some of our competitors or our potential competitors may have greater financial and marketing resources and greater brand recognition. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with our competitors. Increased competition from these or other competitors could negatively impact our business.

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

Our founder and chairman Jirka Rysavy has voting control over our company

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

Our success depends on the value of our brand

Because of our reliance on sales of proprietary products, our success depends on our brand. Building and maintaining recognition of our brand are important for attracting and expanding our customer base. If the value of our brand were adversely affected, we cannot be certain that we would be able to attract new customers, retain existing customers or encourage repeat purchases, and if the value of our brand were to diminish, our revenues, results of operations and prospects would be adversely affected.

Our future cash flows may not be sufficient to meet our obligations and we may have difficulty obtaining financing

Our cash balance at December 31, 2014 was $15.8 million. We presently do not have any financing arrangements in place to assist us in meeting our obligations. There can be no assurance in the future whether we will generate sufficient cash flow from operations to meet our obligations or whether we would be able to secure financing or other sources of funds, such as from the sale of our shelf registration stock, should the need arise.

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

Specifically, the application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to e-commerce businesses such as ours and our customers is a complex and evolving issue. In many cases, it is not clear how existing tax laws and regulations apply to the Internet and E-commerce. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. We generally collect sales taxes only on sales to residents of states in which we have nexus. Currently, we collect sales taxes on certain sales to residents of California, Colorado, Illinois, New York, New Jersey, Ohio, and Texas. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states and other jurisdictions have taken measures to tax Internet-related activities. If legislation is enacted that requires us to collect taxes on sales to residents of other states or jurisdictions, sales in our direct to consumer businesses may be adversely affected. Further, a successful assertion by one or more states or other jurisdictions requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

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

Relying on our centralized fulfillment center could expose us to losing revenue

Prompt and efficient fulfillment of our customers’ orders is critical to our business. Our facility near Cincinnati, Ohio handles a portion of our fulfillment functions and some customer-service related operations, such as returns processing. Many of our orders are filled and shipped from the Cincinnati facility. The balance is shipped by third party fulfillment centers or directly from suppliers. Because we rely on a centralized fulfillment center, our fulfillment functions could be severely impaired in the event of fire, extended adverse weather conditions, transportation difficulties or natural disasters. Because we recognize revenue only when we ship orders, interruption of our shipping could diminish our revenues.

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

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources

Because our Class A common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and the NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Louisville, Colorado. Our fulfillment center is located in the Cincinnati, Ohio area. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration
Louisville, CO	149,044 sq. ft.	Headquarters and studios	Owned
Cincinnati, OH	208,120 sq. ft.	Fulfillment center	June 2016
Libertyville, IL	7,691 sq. ft.	Office	December 2015

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

On August 13, 2014, Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC (together, “Cinedigm”) initiated an arbitration proceeding with the American Arbitration Association under the Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm and the Company and one of its subsidiaries (the “MIPA”). Cinedigm’s arbitration demand alleges that the Company owes Cinedigm approximately $12.9 million under the working capital adjustment mechanism included in the MIPA. In addition, Cinedigm has claimed that Gaiam materially breached its representations and warranties under the MIPA, that the Company engaged in fraudulent and tortious acts in connection with the sale, and that the Company breached the terms of other agreements related to the transaction. The aggregate relief requested by Cinedigm exceeds $30.0 million and includes unspecified compensatory damages, attorneys’ fees, costs and interest, and other relief.

The Company believes that Cinedigm’s arbitration claims are without merit and represent a post-closing attempt to renegotiate the MIPA purchase price, and the Company intends to assert its positions vigorously through the legal process. Moreover, the Company believes that if the working capital mechanism is properly applied, Cinedigm owes the Company over $7.0 million, and the Company has initiated an arbitration process against Cinedigm. In addition to its working capital claim, the Company is pursuing a claim of approximately $700,000 against Cinedigm in connection with the Transition Services Agreement executed as part of the MIPA transaction, and is reviewing other claims that it may pursue against Cinedigm. The dispute outcome cannot be predicted at this time.

In view of the inherent difficulty of predicting the outcome of any asserted claim, particularly where large or indeterminate damages are sought, the Company cannot predict the outcome of any pending matter, the timing of ultimate resolution, or the eventual gain or loss (in each case, if any). However, in light of the uncertainty of litigation generally and the uncertainty of collection with regard to any judgment that the Company seeks, as well as the more certain substantial legal fees and costs that the Company expects to expend in the matter (which may continue into 2016), the Company has accrued a litigation-related reserve in the fourth quarter of 2014 of $3.0 million to cover such anticipated expenses and related reserves.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2014 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On February 27, 2015, we had 5,011 shareholders of record and 19,089,008 shares of $.0001 par value Class A common stock outstanding, and we had 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price data for our Class A common stock for the period indicated:

	High	Low
2014
Fourth Quarter	$7.85	$6.31
Third Quarter	$7.99	$6.44
Second Quarter	$8.76	$6.09
First Quarter	$7.36	$6.05
2013
Fourth Quarter	$6.74	$4.99
Third Quarter	$6.06	$4.45
Second Quarter	$4.94	$3.70
First Quarter	$4.54	$2.95

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

No dividends were declared or paid during the years ended December 31, 2014, 2013 and 2012.

Sales of Unregistered Securities

On September 5, 2014 we issued 115,369 shares of our Class A common stock into escrow as partial payment for an acquisition we completed. The shares were released from escrow on March 5, 2015.

During 2013 we issued 1,055,000 shares of our Class A common stock into escrow as partial payment of an acquisition we completed. These shares were released from escrow in April 2014.

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

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,448,684	$6.17	1,465,932
Equity compensation plans not approved by security holders	—	—	—

Total	1,448,684	$6.17	1,465,932

Item 6.	Selected Financial Data

We derived the selected consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and consolidated balance sheet data as of December 31, 2014 and 2013 set forth below from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2011 and 2010 and consolidated balance sheet data as of December 31, 2012, 2011 and 2010 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. During 2013, we sold our non-Gaiam branded entertainment media distribution operations and discontinued our DRTV operations. These business are reported as discontinued operations for all periods presented below.

The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2014	2013 (c)(d)	2012 (b)	2011 (a)	2010 (a)
Consolidated Statements of Operations Data:
Net revenues	$166,694	$155,463	$127,242	$223,691	$204,017
Cost of goods sold	91,189	90,155	70,723	144,835	122,917

Gross profit	75,505	65,308	56,519	78,856	81,100

Expenses:
Selling and operating	68,723	64,657	56,292	73,525	64,574
Corporate, general and administration	11,161	11,249	10,400	11,828	10,772
Transaction-related costs	707	76	—	2,393	—
Other general income and expense	—	10,967	—	22,456	—

Total expenses	80,591	86,949	66,692	110,202	75,346

(Loss) Income from operations	(5,086)	(21,641)	(10,173)	(31,346)	5,754
Interest and other (expense) income	(600)	2,421	(86)	(90)	1,291
Gain on sale of investments	1,480	25,096	—	—	—
Loss from equity method investment	(55)	—	(18,410)	—	—
Loss from deconsolidation of subsidiary	—	—	—	(4,550)	—

(Loss) income before income taxes	(4,261)	5,876	(28,669)	(35,986)	7,045
Income tax expense (benefit)	1,369	25,974	(9,444)	(10,713)	2,192

Net (loss) income from continuing operations	(5,630)	(20,098)	(19,225)	(25,273)	4,853
(Loss) income from discontinued operations, net of tax	(3,327)	(1,995)	6,648	3	216

Net (loss) income	(8,957)	(22,093)	(12,577)	(25,270)	5,069
Net (income) loss attributable to noncontrolling interest	(959)	(659)	(305)	398	(794)

Net (loss) income attributable to Gaiam, Inc.	$(9,916)	$(22,752)	$(12,882)	$(24,872)	$4,275

Net (loss) income per share attributable to Gaiam, Inc. common shareholders—basic:
From continuing operations	$(0.27)	$(0.90)	$(0.86)	$(1.08)	$0.17
From discontinued operations	(0.14)	(0.09)	0.29	0.00	0.01

Basic net (loss) income per share attributable to Gaiam, Inc.	$(0.41)	$(0.99)	$(0.57)	$(1.08)	$0.18

Net (loss) income per share attributable to Gaiam, Inc. common shareholders—diluted:
From continuing operations	$(0.27)	$(0.90)	$(0.86)	$(1.08)	$0.17
From discontinued operations	(0.14)	(0.09)	0.29	0.00	0.01

Diluted net (loss) income per share attributable to Gaiam, Inc.	$(0.41)	$(0.99)	$(0.57)	$(1.08)	$0.18

Weighted-average shares outstanding:
Basic	24,228	22,972	22,703	23,126	23,226

Diluted	24,228	22,972	22,703	23,126	23,383

	As of December 31,
(in thousands)	2014	2013 (c)	2012 (b)	2011 (b)	2010 (a)
Consolidated Balance Sheet Data:
Cash	$15,772	$32,229	$9,858	$14,545	$28,773
Working capital	39,699	53,674	51,418	62,217	95,006
Total assets	138,632	141,686	197,231	163,290	207,433
Total liabilities	39,073	36,396	78,359	32,116	38,671
Total equity	99,559	105,290	118,872	131,174	168,762

(a)	Until December 31, 2011, we accounted for our investment in Real Goods Solar, Inc. (“RGSE”) as a consolidated subsidiary. Total revenues for RGSE were $109.3 million in 2011 and $77.3 million in 2010. Operating loss was $2.3 million in 2011 and operating income was $2.0 million in 2010. Net loss for 2011 was $1.9 million and net income was $1.2 million in 2010.
(b)	On December 31, 2011, as a result of a decrease in our voting ownership to 37.5%, we converted our accounting for RGSE from consolidated subsidiary to equity method investment. Thus, our consolidated balance sheet data at December 31, 2011 and beyond excludes RGSE’s consolidated balance sheet and our consolidated statement of operations data for 2012 presents RGSE on an equity method investment basis.

(c)	During May 2013, as a result of the sale of the majority of our ownership to less than 20% and the resignation of our chairman from his position as Chairman of the board of directors for RGSE, we changed the accounting for our investment in RGSE from the equity to cost method. Thus, our consolidated balance sheet data at December 31, 2013 and our consolidated statement of operations data for 2013 reports RGSE as a cost method investment. See Note 3 to our consolidated financial statements.
(d)	During 2013, we recognized $11.0 million for certain impairments and restructuring costs, $2.0 million net loss from discontinued operations due to the closure of our DRTV business, and the sale of GVE and a $25.0 million gain on the sale of stock. We also recorded a $23.2 million charge to income tax expense to provide a valuation allowance against our deferred tax assets.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2014, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2009, and also shows the relative stock performances of our Class A common stock commencing with Gaiam’s initial public offering on October 29, 1999 until December 31, 2014. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market (U.S. Companies) Index and (b) a media peer group, comprised of Martha Stewart Living Omnimedia, Inc.; The Walt Disney Company; and Lions Gate Entertainment Corp. Although total return for the assumed investment reflects a reinvestment of all dividends on December 31st of the year in which such dividends are paid, no cash dividends were paid on our common stock except for two dividends we paid in 2010. Our Class A common stock is quoted by The NASDAQ Stock Market’s Global Market under the trading symbol GAIA.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-

looking statements as a result of certain factors set forth under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

During 2014, the information reviewed by our Chief Operating Decision Makers (“CODMS”) has evolved with changes in our organization and new initiatives. These changes include our planned tax-free spin-off of Gaiam TV, and the migration of our legacy catalog business to a mobile-and social-centric digital model.

As of December 31, 2014, we now have two reportable business segments which are aligned based on their products or services: Gaiam Brand and Gaiam TV.

Gaiam Brand Segment

Gaiam is a leader in the markets for yoga, fitness and wellness products and media content. Gaiam brands include Gaiam, focused on yoga and fitness; Gaiam Restore, focused on wellness; SPRI focused on fitness; and our eco-travel business.

We develop and market fitness and yoga accessories, apparel, and media under Gaiam’s brands. These products are sold primarily through major national retailers in the United States, Canada, Europe, and other countries, with placement in over 38,000 retail doors worldwide. We also sell our products through our website and catalogs. Our products and services are targeted to all levels of yoga and fitness enthusiasts, including professionals. We believe that consumers are attracted to our products because of their design, functional characteristics, and our unique brand heritage. Our accessories include yoga mats, bags, straps and blocks, media content including digital media and apps, restorative and massage accessories such as rollers, resistance cords and balance balls, and various other offerings. Our comprehensive line of apparel includes pants, shorts, tops and jackets designed around yoga.

Through our business activities, we seek to position our brand as a trusted source for products that are relevant to our consumers’ active lifestyles. Our broad distribution network includes retail, online, and digital channels. Our business is vertically integrated from product design and content creation through product development and sourcing, to customer service and distribution. This efficient supply chain enables us to provide quality products at competitive prices for all of our brands.

We seek to drive sustainable and profitable growth in this segment by leveraging our brands’ leading market positions and heritage to expand our product offering and distribution channels. We believe that growth in yoga participation, greater awareness of health and wellness, and the success of our retail and online partners is increasing consumer interest in our brands and products, and creates new opportunities for us to expand our offering. Recent examples of our brand extension include the 2012 launch of Gaiam Restore and SPRI Dynamic Recovery brands, our at-home rehabilitative and restorative products, and the 2013 launch of our SPRI Cross Train line of high-intensity fitness accessories. We anticipate launching a yoga apparel line in the spring of 2015.

We recently launched or updated certain websites, evolving our e-commerce experience to focus on engaging customers through digital content, and social and mobile marketing across various devices. With the acquisition of Yoga Studio, the leading yoga app for mobile and tablet devices, in the fourth quarter of 2014, we launched our interactive digital strategy, which we will continue to develop and leverage as a point of brand engagement. We plan to invest in our online branding and digital offerings, develop emerging talent, utilize social media, and sponsor local events. Additionally, we will significantly reduce the circulation of our catalogs going forward as the direct-to-consumer business has shifted online.

Gaiam TV Segment

Gaiam TV is a global digital video subscription service with approximately 7,000 titles which caters to an underserved subscriber base. Gaiam TV’s digital content is available to subscribers on virtually any Internet connected device anytime, anywhere commercial free. The subscription also allows subscribers to download and view files from the library without being actively connected to the internet. Through Gaiam TV subscriptions, customers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is available exclusively to subscribers for digital streaming.

The streaming video market is currently booming: in August 2014, 196.5 million Internet users watched online videos in the United States alone, according to comScore. The first quarter of 2014 set a new record with 35.6 billion global online video starts, representing a 43% increase compared to the first quarter of 2013, according to the U.S. Digital Video Benchmark report from Adobe.

More and more, people are augmenting their use of, or veering away from broadcast television and turning to, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Go and Gaiam TV.

Gaiam TV’s position in the streaming video landscape is firmly supported by a wide variety of exclusive and unique content, which provides a complementary offering to entertainment-based streaming video services. Gaiam TV’s original content is developed and produced in-house in state-of-the-art production studios near Boulder, Colorado. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target subscriber base.

In October 2013, Gaiam TV acquired My Yoga Online, the largest on-line yoga video streaming subscription business in Canada. With this acquisition we grew our content library by approximately 1,300 video titles and expanded our international subscriber base. We plan to continue investing in international expansion, both in terms of subscribers and content.

Gaiam’s Board of Directors previously approved the separation of Gaiam TV and Gaiam Brand into two separate publicly traded companies. We currently expect the separation to take the form of a tax-free spin-off to shareholders. Our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net revenue. Net revenue increased $11.2 million, or 7.2%, to $166.7 million during 2014 from $155.5 million during 2013. Net revenue in our Gaiam Brand segment increased $7.0 million, or 4.7%, to $156.8 million during 2014 from $149.8 million during 2013, due to the addition of a new major customer account and growth in our Gaiam Restore and SPRI product lines. Growth in the Gaiam Brand segment was moderated by a few factors. First, revenues from our largest customer declined as the result of a data breach at the customer’s stores. Second, we made a strategic decision early in the year to reduce catalog circulation and focus our direct-to-consumer operations on a consumer engagement digital strategy. Third, the continued contraction in the physical DVD market reduced our media sales. Finally, we decided during the year to not renew a license we held to manufacture fitness accessories under a third-party brand. This decision resulted in lower revenues, but allowed us to focus more on our Gaiam and SPRI brands. Our eco-travel business, which is part of the Gaiam Brand segment, grew during the year as a result of improved economic conditions. Net revenue in our Gaiam TV segment increased $4.3 million, or 75.4%, to $9.9 million during 2014 from $5.7 million during 2013 due primarily to subscriber growth at Gaiam TV and revenues from My Yoga Online, which was acquired during the fourth quarter of 2013.

Cost of goods sold. Cost of goods sold increased $1.0 million, or 1.1%, to $91.2 million during 2014 from $90.2 million during 2013. Cost of goods sold in our Gaiam Brand segment increased $0.6 million to $89.8 million during 2014 from $89.2 million during 2013 and, as a percentage of net revenue, decreased to 57.3% during 2014 from 59.5% during 2013, primarily due to a shift in product sales mix to higher margin products, as well as improvement in cost of goods for certain products. Cost of goods sold (exclusive of amortization of video library costs) in our Gaiam TV segment increased $0.4 million to $1.4 million during 2014 from $1.0 million during 2013 and, as a percentage of net revenue, decreased to 14.1% during 2014 from 17.5% during 2013, primarily reflecting subscriber growth and the fixed nature of digital distribution costs.

Selling and operating expenses. Selling and operating expenses increased $4.1 million, or 6.3%, to $68.7 million during 2014 from $64.7 million during 2013 and, as a percentage of net revenue, decreased to 41.3% during 2014 from 41.6% during 2013, primarily due to additional investments in our Gaiam TV segment.

Corporate, general and administration expenses. Corporate, general and administration expenses stayed flat at $11.2 million during 2014 and 2013 and, as a percentage of net revenue, decreased to 6.7% during 2014 from 7.2% during 2013.

Other general expense. During 2013, other general expense was $11.0 million. It was comprised of impairment charges of $7.1 million, restructuring-related termination benefits and future retirement benefits for one of our executive officers totaling $2.5 million, and $1.4 million of transaction-related and other expenses. The asset impairments and termination benefits, other than those for one of our executive officers, are due to the reorganization and refocus of our continuing businesses following the discontinuation of our non-Gaiam-branded entertainment media distribution and direct response television marketing operations.

Transaction-related expense. Transaction-related expense was $0.7 million in 2014 compared to $0.1 million in 2013. These expenses relate to fees associated with the spin-off of our Gaiam TV segment.

Interest and other income (expense), net. Interest and other income (expense), net was an expense of $0.6 million during 2014 compared to income of $2.4 million during 2013. The income in 2013 resulted primarily from the collection of principal and interest on our loans to RGSE, the carrying values for which had previously been reduced to zero through the recognition of losses from our equity method investment in RGSE.

Gain on sale of investment. Gain on sale of investment of $1.5 million in 2014 represents our gain recognized and net proceeds received from the sale of shares of our investment in RGSE stock and all our investment in Cinedigm stock. The gain of $25.1 million in 2013 represents our gain recognized and net proceeds received from the sale of virtually all of our investment in RGSE’s common stock.

Income tax expense. The company recognized income tax expense during 2014 of $1.4 million related to its majority-owned subsidiaries compared with income tax expense of $26.0 million in 2013. The 2013 tax expense includes a charge of $23.2 million which relates to the establishment of a full valuation allowance against all our deferred tax assets. Because the valuation allowance will remain in place until we return to profitability, we did not record any tax benefit in 2014 associated with our net loss. We continue to be optimistic about our future, and expect to return to operating profitability. When that happens, we expect to reverse the valuation allowance and record the related tax benefit for future use of our net operating loss carryforwards we expect to realize.

Loss from discontinued operations. During 2013, we sold our non-Gaiam branded entertainment division, GVE, and discontinued our DRTV operations. The 2014 loss reflects a reserve of $3.0 million for anticipated legal expenses and related reserves the Company recorded in connection with the upcoming arbitration associated with the sale of GVE and other expenses associated primarily with the wind down of the DRTV operations.

Net income (loss) attributable to Gaiam, Inc. Net loss attributable to Gaiam, Inc. was $9.9 million, or $0.41 per share, during 2014 compared to a loss of $22.8 million, or $0.99 per share, during 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenue. Net revenue increased $28.3 million, or 22.2%, to $155.5 million during 2013 from $127.2 million during 2012, with organic net revenue growth of $27.6 million or 21.7%. Net revenue in our Gaiam Brand segment increased $26.3 million, or 21.3%, to $149.8 million during 2013 from $123.5 million during 2012, due to better sales performance at our top 25 retailers, which was driven by the launch of our SPRI brand in a key sporting goods account, and a full year of sales of our Gaiam Restore product, which was released in the fourth quarter of 2012. Net revenue in our Gaiam TV segment increased $2.0 million, or 54.1%, to $5.7 million during 2013 from $3.7 million during 2012 due primarily to subscriber growth and partial revenues from My Yoga Online, which was acquired during the fourth quarter of 2013.

Cost of goods sold. Cost of goods sold increased $19.5 million, or 27.6%, to $90.2 million during 2013 from $70.7 million during 2012. Cost of goods sold in our Gaiam Brand segment increased $19.4 million to $89.2 million during 2013 from $69.8 million during 2012 and, as a percentage of net revenue, increased to 59.5% during 2013 from 56.5% during 2012, primarily due to a shift in product sales mix toward lower margin lines of product we produce under exclusive arrangements for third parties, and due to growth in our travel business which operates at a lower gross margin. Cost of goods sold (exclusive of amortization of video library costs) in our Gaiam TV segment increased $0.1 million to $1.0 million during 2013 from $0.9 million during 2012 and, as a percentage of net revenue, decreased to 17.5% during 2013 from 24.3% during 2012, primarily reflecting subscriber growth and the fixed nature of digital distribution costs.

Selling and operating expenses. Selling and operating expenses increased $8.4 million, or 14.9%, to $64.7 million during 2013 from $56.3 million during 2012 and, as a percentage of net revenue, decreased to 41.6% during 2013 from 44.3% during 2012, primarily due to additional investments in our Gaiam TV segment.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.8 million to $11.2 million during 2013 from $10.4 million during 2012 and, as a percentage of net revenue, decreased to 7.2% during 2013 from 8.2% during 2012, primarily as a result of increased personnel costs.

Other general expense. Other general expense was $11.0 million during 2013 and zero during 2012. The other general expense during 2013 is comprised of impairment charges of $7.1 million, restructuring-related termination benefits and future retirement benefits for one of our executive officers totaling $2.5 million, and $1.4 million of transaction-related and other expenses. The asset impairments and termination benefits, other than those for one of our executive officers, are due to the reorganization and refocus of our continuing businesses following the discontinuation of our non-Gaiam-branded entertainment media distribution and direct response television marketing operations.

Interest and other income (expense), net. Interest and other income (expense), net was income of $2.4 million during 2013 compared to expense of $0.1 million during 2012. Interest and other income, net during 2013 resulted primarily from the collection of principal and interest on our loans to RGSE, the carrying values for which had previously been reduced to zero through the recognition of losses from our equity method investment in RGSE.

Gain on sale of investment. Gain on sale of investment of $25.1 million during 2013 represents our gain recognized and net proceeds received from the sale of virtually all of our investment in RGSE’s common stock.

Loss from equity method investment. Loss from equity method investment was zero during 2013 and $18.4 million during 2012 and represented our portion of RGSE’s net loss for 2012. Since we no longer have significant influence over RGSE and accordingly have changed the accounting for our investment in RGSE from the equity to the cost method, we no longer recognize our portion of RGSE’s net loss in our financial results.

Income tax expense (benefit). Income tax expense during 2013 was increased primarily by a valuation allowance against our deferred tax assets and by the repatriation of cash from one of our foreign subsidiaries and other permanent differences. Income tax benefit during 2012 was increased primarily due to the reduction of a deferred tax liability related to the carrying value of our equity method investment in RGSE.

Income (loss) from continuing operations. As a result of the above factors, loss from continuing operations was $20.1 million before minority interest, or $0.90 per share net of minority interest, during 2013 compared to a loss from continuing operations of $19.2 million, or $0.86 per share, during 2012.

Income from discontinued operations. During 2013, we sold GVE and discontinued our DRTV operations. Accordingly, we reclassified and now report the financial results for these businesses as discontinued operations. Income from discontinued operations decreased $8.6 million during 2013 from $6.6 million during 2012, primarily due to the discontinuance and asset write-off of DRTV.

Net income (loss) attributable to Gaiam, Inc. Net loss attributable to Gaiam, Inc. was $22.8 million, or $0.99 per share, during 2013 compared to a loss of $12.9 million, or $0.57 per share, during 2012.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2014 and 2013. During 2013, we sold our non-Gaiam-branded entertainment media distribution operations and discontinued our DRTV operations. We now report these businesses as discontinued operations, and, accordingly, we have reclassified their results of operations for all periods presented to reflect them as such. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2014 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$37,611	$32,451	$41,256	$55,376
Gross profit	17,020	15,468	18,018	24,999
Gain on sale of investment (a)	438	1,042	—	—
(Loss) income from continuing operations	(2,098)	(2,216)	(2,559)	1,243
Income (loss) from discontinued operations	26	2	(82)	(3,273)
Net loss	(2,072)	(2,214)	(2,641)	(2,030)
Net loss attributable to Gaiam, Inc.	(2,134)	(2,388)	(3,026)	(2,368)
Diluted net loss per share attributable to Gaiam, Inc.	$(0.09)	$(0.10)	$(0.12)	$(0.10)

Weighted average shares outstanding-diluted	24,006	24,090	24,340	24,470

	Year 2013 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (b)
Net revenue	$36,679	$31,897	$36,128	$50,759
Gross profit	15,750	13,314	14,693	21,551
Gain on sale of investment (a)	—	16,429	1,975	6,692
(Loss) income from continuing operations	(2,203)	8,112	(700)	(25,307)
Income (loss) from discontinued operations	1,981	(129)	1,004	(4,851)
Net (loss) income	(222)	7,983	304	(30,158)
Net (loss) income attributable to Gaiam, Inc.	(277)	7,848	120	(30,444)
Net (loss) income per share attributable to Gaiam, Inc. common shareholders – diluted:
From continuing operations	$(0.10)	$0.36	$(0.03)	$(1.08)
From discontinued operations	0.09	(0.01)	0.04	(0.21)

Diluted net (loss) income per share attributable to Gaiam, Inc.	$(0.01)	$0.35	$0.01	$(1.29)

Weighted average shares outstanding-diluted	22,732	22,741	22,765	23,668

(a)	We reported gains on the sale of our RGSE stock during 2014 and 2013, the carrying value for which had previously been reduced to zero through the recognition of our portion of RGSE’s net losses.
(b)	We recorded a charge of $11.0 million to exit certain businesses, to restructure certain operations, and a net loss of $2.0 million after selling GVE and closing DRTV in the fourth quarter. We also recorded a $23.2 million valuation allowance for our deferred tax assets in the fourth quarter of 2013.

Quarterly fluctuations in our revenue and operating results are due to a number of factors, including changes in market conditions, the timing of new product introductions and mailings to customers, advertising, acquisitions (including costs of acquisitions and expenses related to integration of acquisitions), divestitures, competition, pricing of products by vendors and expenditures on our systems and infrastructure. The impact on revenue and operating results due to the timing and extent of these factors can be significant. Our sales are also affected by seasonal influences. On an aggregate basis, we generate our strongest revenue in the fourth quarter due to increased holiday spending and retailer fitness purchases.

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

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown required to sell off the inventory.

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

Media Library

Our media library asset represents the fair value of libraries of media acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to e-commerce and subscription customers. We amortize the fair value of acquired or purchased media titles and content on a straight-line basis over succeeding periods on the basis of their estimated useful lives. We defer capitalized production costs for financial reporting purposes until the media is released, and then amortize these costs over succeeding periods on the basis of estimated sales. Historical sales statistics are the principal factor used in estimating the amortization rate. If the actual useful life or the actual sales of our media are significantly different from our estimates that could adversely impact our operating results.

Revenue

We recognize revenue in our Gaiam Brand segment when the goods are shipped to the customer and collection is either probable or has occurred. The amount of revenue recognized is net of estimated returns and other chargebacks (or channel credits), which are estimated using historical return and credit rates. If the actual amount of returns and chargebacks were to vary significantly from our estimates, it could materially impact our results of operations in subsequent periods. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenue arising from the product sale. Travel revenues are recognized in the period which the trip begins. We recognize revenue in our Gaiam TV segment ratably over the subscription period after collection has occurred. We present revenue net of taxes collected from customers.

Share-Based Compensation

We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time based awards over the service period. We use the Black-Scholes option valuation model to estimate the grant date fair value. In estimating this fair value, there are certain assumptions that we use, as disclosed in Note 11. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from the asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved.

Deferred Tax Assets

Due to historical operating losses, we recorded a full valuation allowance on our deferred tax assets at the end of 2013 and therefore recorded an associated tax expense of $23.2 million. We have continued to maintain a full valuation allowance during 2014. We continue to be optimistic about our future, and expect to return to operating profitability. When that happens, we expect to reverse the valuation allowance and record the related tax benefit for future use of our net operation loss carryforwards we expect to realize.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our e-commerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At December 31, 2014, our cash balance was $15.8 million. Including our investment in Gaiam TV, we estimate that our capital expenditures will total approximately $6.0 million for 2015, which will be funded through cash flow from operations.

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

While there can be no assurances, we believe our cash on hand, cash expected to be generated from future operations, cash that could be raised by the sale of our shelf registration stock or from new credit facilities would be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

On October 21, 2013, we consummated the sale of GVE, a wholly-owned subsidiary comprised of our non-Gaiam-branded entertainment media business, to Cinedigm for $51.7 million, comprised of cash, stock, and other assets and liabilities. In addition, the sale consideration also included a working capital adjustment which is currently in dispute. See Item 3. Legal Proceedings.

As of December 31, 2014 and 2013 we had no long-term debt. On October 21, 2013, each of our subsidiaries Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., and Gaiam Vivendi Entertainment (collectively the “Borrowers”) paid in full their outstanding balance owed to PNC Bank, N.A. (“PNC”), $19,621,941 (inclusive of principal and interest and other fees), and terminated the underlying Revolving Credit and Security Agreement (“PNC Credit Agreement”), dated July 31, 2012, between the Borrowers and PNC. The Borrowers also paid an early termination fee of $350,000.

The potential spinoff of Gaiam TV will have a significant impact on our liquidity if it occurs, as Gaiam will no longer be required to fund the operating losses or capital expenditures of Gaiam TV. As discussed in Note 17 to the consolidated financial statements, Gaiam and Gaiam TV have entered into an agreement to transfer the ownership of our principal offices to Gaiam TV, effective January 1, 2015. As a result, our principal offices, which are fully owned by us and have no associated debt, will no longer be available as a potential source of financing to Gaiam after the spinoff.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2014	2013	2012
Net cash (used in) provided by:
Operating activities – continuing operations	$(8,827)	$(15,555)	$(1,106)
Operating activities – discontinued operations (a)	(142)	(7,569)	17,582

Operating activities	(8,969)	(23,124)	16,476

Investing activities – continuing operations	(8,437)	64,977	(4,699)
Investing activities – discontinued operations	—	—	(13,491)

Investing activities	(8,437)	64,977	(18,190)

Financing activities – continuing operations	1,656	777	(583)
Financing activities – discontinued operations	—	(19,967)	(2,472)

Financing activities	1,656	(19,190)	(3,055)

Effects of exchange rates on cash	(707)	(292)	82

Net (decrease) increase in cash	$(16,457)	$22,371	$(4,687)

(a)	Net cash provided by operating activities for discontinued operations during 2012 includes approximately $18.7 million of net cash provided by purchased working capital associated with Vivendi Entertainment, which was used to partially fund the acquisition of Vivendi. Excluding the net cash flows from the purchased Vivendi Entertainment working capital, net cash used by operating activities for discontinued operations would have been zero during 2012. Additionally, the net cash provided by operating activities for discontinued operations during 2012 does not include participations payments for Vivendi Entertainment sales during the fourth quarter of 2011 as we didn’t acquire Vivendi Entertainment until March 28, 2012. The fourth quarter is our seasonably largest sales quarter and participations payable resulting from such sales are normally not paid until the following quarter. Also, net cash used in operating activities for discontinued operations during 2013 includes certain participation payments that were due in December 2012, but not paid until January 2013.

2014 Compared to 2013

Continuing Operations

Operating activities. Our operating activities for continuing operations used net cash of $8.8 million and $15.6 million during 2014 and 2013, respectively. The net cash used by operating activities for continuing operations during 2014 was primarily attributable to continuing investment in Gaiam TV, decreased participations payable of $3.5 million and increased receivables of $3.9 million, partially offset by increased accounts payable of $5.5 million. The net cash used by operating activities for continuing operations during 2013 was also primarily attributable to investment in Gaiam TV, decreased accounts payable of $4.4 million, partially offset by decreased inventory of $1.1 million.

Investing activities. Our investing activities for continuing operations used net cash of $8.4 million and generated net cash of $65.0 million during 2014 and 2013, respectively. The net cash used in investing activities for continuing operations during 2014 was due to $5.5 million used to invest in or acquire new business, $5.6 million used to acquire new media, property and equipment, partially offset by $2.6 million of proceeds from sales of our investments in CDGM and RGSE. The net cash provided by investing activities for continuing operations during 2013 was from the $25.1 million net proceeds from the sale of virtually all of our investment in RGSE, cash received of $47.5 million for the sale of GVE, repayment on a loan made to RGSE of $2.1 million, offset by cash used to acquire property and equipment to maintain normal operations for $1.7 million and media content for $1.7 million, and by cash used to acquire businesses of $6.3 million, net of cash acquired.

Financing activities. Our financing activities for continuing operations generated net cash of $1.7 million and of $0.8 million during 2014 and 2013, respectively. The net cash generated by financing activities for continuing operations for both years was primarily from issuance of stock upon stock option exercises.

Discontinued Operations

Operating activities. Our operating activities for discontinued operations used net cash of $0.1 million and $7.6 million during 2014 and 2013, respectively. The net cash used during 2014 primarily relates to the wind down of the DRTV business. The net cash used during 2013 was primarily attributable to the net loss of GVE and DRTV, and by seasonal reductions in working capital during our ownership period of GVE.

Financing activities. Our financing activities for discontinued operations used net cash of $20.0 million during 2013 and were zero during 2014. The net cash used during 2013 was for the repayment of borrowings on our line of credit.

2013 Compared to 2012

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

Investing activities. Our investing activities for continuing operations generated net cash of $65.0 million and used net cash of $4.7 million during 2013 and 2012, respectively. The net cash provided by investing activities for continuing operations during 2013 was from the $25.1 million net proceeds from the sale of virtually all of our investment in RGSE, cash received of $47.5 million for the sale of GVE, repayment on a loan made to RGSE of $2.1 million, offset by cash used to acquire property and equipment to maintain normal operations for $1.7 million and media content for $1.7 million, and by cash used to acquire businesses of $6.3 million, net of cash acquired. The net cash used in investing activities for continuing operations during 2012 was used primarily to acquire property and equipment for $2.6 million and media content for $1.1 million, to loan RGSE, net of interest received, $0.8 million, and for our travel subsidiary’s purchase of the noncontrolling interest of one of its businesses for $0.1 million.

Financing activities. Our financing activities for continuing operations generated net cash of $0.8 million and used net cash of $0.6 million during 2013 and 2012, respectively. The net cash generated by financing activities for continuing operations during 2013 was from issuance of stock, net of tax benefits, upon stock option exercises. The net cash used by financing activities for continuing operations during 2012 was used for the payment of a $0.6 million dividend to our travel subsidiary’s noncontrolling interest.

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

Contractual Obligations

We have commitments pursuant to operating lease agreements and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of December 31, 2014:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$1,068	$769	$299	$—	$—
Minimum distribution payments	$5,975	$3,350	$2,625	$—	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have on occasion forward contracts for or investments in foreign currency, the gains and losses from which have been immaterial. We hold a controlling financial interest in and, therefore, consolidate Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of December 31, 2014.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gaiam, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2014. Our audits also included the consolidated financial statement schedule II for the years ended December 31, 2014, 2013, and 2012. We have also audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued in 2003 by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaiam, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In our opinion, the related consolidated financial statement schedule II for the years ended December 31, 2014, 2013, and 2012, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gaiam, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO Criteria.

EKS&H LLLP

March 13, 2015

Denver, Colorado

GAIAM, INC.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2014	2013
ASSETS
Current assets:
Cash	$15,772	$32,229
Accounts receivable, net	30,266	26,207
Inventory, less allowances	20,154	20,275
Other current assets	11,998	9,470
Current assets of discontinued operations	582	1,889

Total current assets	78,772	90,070
Property and equipment, net	23,231	22,540
Media library, net	7,691	5,211
Goodwill	15,448	13,999
Other intangibles, net	823	1,155
Other assets	12,667	8,711

Total assets	$138,632	$141,686

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,837	$13,381
Accrued liabilities	19,859	17,503
Participations payable	377	3,916
Current liabilities of discontinued operations	—	1,596

Total current liabilities	39,073	36,396
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,084,958 and 18,595,121 shares issued and outstanding at December 31, 2014 and 2013, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2014 and 2013	1	1
Additional paid-in capital	171,315	167,875
Accumulated other comprehensive loss	(200)	(33)
Accumulated deficit	(76,329)	(66,413)

Total Gaiam, Inc. shareholders’ equity	94,789	101,432
Noncontrolling interest	4,770	3,858

Total equity	99,559	105,290

Total liabilities and equity	$138,632	$141,686

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated Statements of Operations

(in thousands, except per share data)	2014	2013	2012
Consolidated Statements of Operations Data:
Net revenues	$166,694	$155,463	$127,242
Cost of goods sold	91,189	90,155	70,723

Gross profit	75,505	65,308	56,519

Expenses:
Selling and operating	68,723	64,657	56,292
Corporate, general and administration	11,161	11,249	10,400
Transaction-related costs	707	76	—
Other general income and expense	—	10,967	—

Total expenses	80,591	86,949	66,692

Loss from operations	(5,086)	(21,641)	(10,173)
Interest and other (expense) income	(600)	2,421	(86)
Gain on sale of investments	1,480	25,096	—
Loss from equity method investment	(55)	—	(18,410)

(Loss) income before income taxes	(4,261)	5,876	(28,669)
Income tax expense (benefit)	1,369	25,974	(9,444)

Net loss from continuing operations	(5,630)	(20,098)	(19,225)
(Loss) income from discontinued operations, net of tax	(3,327)	(1,995)	6,648

Net loss	(8,957)	(22,093)	(12,577)
Net income attributable to noncontrolling interest	(959)	(659)	(305)

Net loss attributable to Gaiam, Inc.	$(9,916)	$(22,752)	$(12,882)

Net loss per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
From continuing operations	$(0.27)	$(0.90)	$(0.86)
From discontinued operations	(0.14)	(0.09)	0.29

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.41)	$(0.99)	$(0.57)

Weighted-average shares outstanding:
Basic and diluted	24,228	22,972	22,703

See Accompanying Notes to Consolidated Financial Statements.

GAIAM, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net loss	$(8,957)	$(22,093)	$(12,577)

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(62)	(292)	10
Unrealized gain on equity securities	202	116	—
Reclassification of gain on equity securities to net income	(319)	—	—

Other comprehensive (loss) income	(179)	(176)	10

Comprehensive loss	(9,136)	(22,269)	(12,567)

Less: comprehensive income attributable to the noncontrolling interest	947	634	310

Comprehensive loss attributable to Gaiam, Inc.	$(10,083)	$(22,903)	$(12,877)

See Accompanying Notes to Consolidated Financial Statements.

GAIAM, INC.

Consolidated Statement of Changes in Equity

			Gaiam, Inc. Shareholders
(in thousands, except shares)	Total Equity	Total Gaiam Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares	Noncontrolling Interest
Balance at December 31, 2011	$131,174	$128,110	$(30,779)	$113	$3	$158,773	22,697,844	$3,064
Issuance of Gaiam, Inc. common stock and share-based compensation	1,011	1,011	—	—	—	1,011	32,620	—
Adjustment due to subsidiary’s acquisition of a noncontrolling interest	(163)	(170)	—	—	—	(170)	—	7
Subsidiary’s dividend to noncontrolling interest	(583)	—	—	—	—	—	—	(583)
Comprehensive income (loss)	(12,567)	(12,877)	(12,882)	5	—	—	—	310

Balance at December 31, 2012	118,872	116,074	(43,661)	118	3	159,614	22,730,464	2,798
Issuance of Gaiam, Inc. common stock in conjunction with an acquisition and share-based compensation	8,261	8,261	—	—	—	8,261	1,264,657	—
Noncontrolling interest portion of subsidiary’s business combinations	426	—	—	—	—	—	—	426
Comprehensive (loss) income	(22,269)	(22,903)	(22,752)	(151)	—	—	—	634

Balance at December 31, 2013	$105,290	$101,432	$(66,413)	$(33)	$3	$167,875	23,995,121	$3,858
Issuance of Gaiam, Inc. common stock in conjunction with an acquisition and share-based compensation	3,440	3,440	—	—	—	3,440	489,837	—
Noncontrolling interest portion of subsidiary’s business combinations	115	—	—	—	—	—	—	115
Subsidiary’s dividend to noncontrolling interest	(150)	—	—	—	—	—	—	(150)
Comprehensive income (loss)	(9,136)	(10,083)	(9,916)	(167)	—	—	—	947

Balance at December 31, 2014	$99,559	$94,789	$(76,329)	$(200)	$3	$171,315	24,484,958	$4,770

See Accompanying Notes to Consolidated Financial Statements.

GAIAM, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2014	2013 (a)	2012 (b)
Operating activities:
Net loss	$(8,957)	$(22,093)	$(12,577)
Loss (income) from discontinued operations	3,327	1,995	(6,648)

Net loss from continuing operations	(5,630)	(20,098)	(19,225)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation	1,989	2,301	2,107
Amortization	2,223	1,659	1,946
Share-based compensation expense	839	809	913
Deferred income tax expense (benefit)	28	23,861	(6,120)
Loss (gain) on translation of foreign currency	564	42	(76)
Gain on sale of investments	(1,480)	(25,096)	—
Loss on equity method investment	55	—	18,410
Gain from collection of note receivable	—	(2,300)	—
Impairment and other losses	—	9,194	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(3,872)	(2,072)	(3,628)
Inventory, net	56	1,097	1,645
Deferred advertising costs	(250)	508	42
Advances	(1,514)	(44)	2,847
Other current assets	(2,425)	(2,843)	(6,228)
Accounts payable	5,535	(4,407)	1,463
Participations payable	(3,539)	1,045	(4,674)
Accrued liabilities	(1,406)	789	9,472

Net cash used in operating activities – continuing operations	(8,827)	(15,555)	(1,106)
Net cash (used in) provided by operating activities – discontinued operations	(142)	(7,569)	17,582

Net cash (used in) provided by operating activities	(8,969)	(23,124)	16,476

Investing activities:
Net proceeds from the sale of investments	2,646	25,096	—
Collection from (loan to) related party	—	2,100	(830)
Purchase of property, equipment and media rights	(5,590)	(3,386)	(3,723)
Proceeds from sale of business	—	47,500	—
Purchase of businesses and equity-method investments, net of cash acquired	(5,493)	(6,333)	(146)

Net cash (used in) provided by investing activities – continuing operations	(8,437)	64,977	(4,699)
Net cash used in investing activities – discontinued operations	—	—	(13,491)

Net cash (used in) provided by investing activities	(8,437)	64,977	(18,190)

Financing activities:
Net proceeds from issuance of stock	1,806	777	—
Payment of dividends	(150)	—	(583)

Net cash provided by (used in) financing activities – continuing operations	1,656	777	(583)
Net cash used in financing activities – discontinued operations	—	(19,967)	(2,472)

Net cash provided by (used in) financing activities	1,656	(19,190)	(3,055)

Effect of exchange rates on cash	(707)	(292)	82
Net (decrease) increase in cash	(16,457)	22,371	(4,687)
Cash at beginning of year	32,229	9,858	14,545

Cash at end of year	$15,772	$32,229	$9,858

Supplemental cash flow information:
Interest paid	$14	$442	$468
Income taxes paid	1,114	577	673
Liabilities and debt assumed from acquisitions	466	337	14,277
Stock issued in connection with business acquisitions	$840	$7,303	$—

(a)	Cash flows in 2013 include the $25.0 million gain from the sale of RGSE stock, the sale of GVE and the discontinuation of the DRTV Business Unit.
(b)	Net cash provided by operating activities for discontinued operations during 2012 includes approximately $18.7 million of net cash provided by purchased Vivendi Entertainment (“Vivendi”) working capital, which was used to partially fund the acquisition of Vivendi. Excluding the net cash flows from the purchased Vivendi working capital, net cash used by operating activities for discontinued operations would have been zero during 2012.

See Accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

References in this report to “we”, “us”, “our” or “Gaiam” refer to Gaiam, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaiam, Inc. and its consolidated subsidiaries (“the Company”) provide a broad selection of yoga, fitness, and well-being products, with media, subscription and travel services to customers who value personal development, wellness, ecological lifestyles, responsible media, and conscious community. We were incorporated under the laws of the State of Colorado on July 7, 1988.

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries, over which we exercise control. Intercompany transactions and balances have been eliminated.

Discontinued Operations

During 2013, we sold our non-Gaiam-branded entertainment media distribution operation and discontinued our DRTV operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations, separate from our continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless indicated otherwise. See Note 15. Discontinued Operations.

2. Significant Accounting Policies

Cash

Cash represents on-demand accounts with financial institutions that are denominated in U.S. dollars and foreign currencies. At each balance sheet date, cash on hand that is denominated in a foreign currency is adjusted to reflect the exchange rate that existed at the balance sheet date. The difference is reported as a gain or loss in our statement of operations each period. Historically, such gains or losses have been immaterial.

Concentration of Risk and Allowances for Doubtful Accounts

We have a concentration of credit risk in our accounts receivable because our top customer, Target, accounted for 44.1% and 43.6% of accounts receivable, net as of December 31, 2014 and 2013, respectively. Target is a major retailer in the United States to which we make significant sales during the year-end holiday season.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. The allowance for doubtful accounts was $0.4 million and $0.6 million as of December 31, 2014 and 2013, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Product Returns

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We base the amounts of the returns allowances upon historical experience and future expectations. Our allowance for product returns was $0.8 million and $1.6 million as of December 31, 2014 and 2013, respectively.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown required to sell off the inventory. As of December 31, 2014 and 2013, we estimated obsolete or slow-moving inventory to be $1.2 million and $2.1 million, respectively.

Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of catalogs. We defer such costs for financial reporting purposes until the catalogs are distributed, and then we amortize these costs over succeeding periods on the basis of estimated direct relationship sales. We amortize our seasonal catalogs within six months. Forecasted sales are the principal factor we use in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $16.4 million, $15.3 million, and $13.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, and we include these amounts in selling and operating expense. As we have announced the intention to significantly reduce production of catalogs in 2015, we expect future deferred advertising costs to be minimal.

We record sales discounts or other sales incentives as a reduction to revenue. We identify and record any cooperative advertising expenses we pay, which are for advertisements meeting the separable benefit and fair value tests, as part of selling and operating expense.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We include in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software, which is typically three years. We compute depreciation of property and equipment on the straight-line method over estimated useful lives, generally three to forty-five years. We amortize leasehold and building improvements over the shorter of the estimated useful lives of the assets or the remaining term of the lease or remaining life of the building, respectively. Depreciation expense is included in Selling and operating expense, and Corporate, general and administration expense in the accompanying statements of operations.

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

Media Library

Our media library asset represents the fair value of libraries of media acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to e-commerce and subscription customers. Our media library is shown in the accompanying balance sheets net of accumulated amortization of $14.5 million and $13.6 million at December 31, 2014 and 2013, respectively, and is amortized over the estimated useful lives of the titles, which range from five to fifteen years.

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

During 2014, capitalized production cost for released titles was approximately $2.0 million, and for those titles not yet released was $0.5 million. Additionally, as of December 31, 2014, we estimate that approximately $2.4 million or 42.8% of the unamortized costs for released titles will be amortized during 2015, and approximately 84.5% of the unamortized costs for released titles will be amortized within the next three years. Amortization expense for capitalized produced media content is shown in the table below.

Our acquired media rights have $1.6 million of remaining unamortized costs as of December 31, 2014 that will be amortized on a straight-line basis over 12 to 84 months. Amortization expense for acquired media rights is shown in the table below.

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Capitalized produced media content	$767	$788	$900
Acquired media rights	254	553	772

Total media amortization expense	$1,021	$1,341	$1,672

Based on total media library costs at December 31, 2014 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, we expect the amortization expense for the next five years to be approximately $1.0 million per annum. Additionally, during 2015 we anticipate incurring approximately $2.5 million in royalties related to acquired and produced media content.

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

Income Taxes

We provide for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. Due to historical losses, we established a full valuation allowance on our deferred tax assets at the end of 2013.

Revenue

We recognize revenue in our Gaiam Brand segment when the goods are shipped to the customer and collection is either probable or has occurred. The amount of revenue recognized is net of estimated returns and other chargebacks (or channel credits), which are estimated using historical return and credit rates. If the actual amount of returns and chargebacks were to vary significantly from our estimates, it could materially impact our results of operations in subsequent periods. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenue arising from the product sale. Travel revenues are recognized in the period which the trip begins. We recognize revenue in our Gaiam TV segment ratably over the subscription period after collection has occurred. We present revenue net of taxes collected from customers.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time based awards over the service period. We use the Black-Scholes option valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 11. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500. We made matching contributions to the 401(k) plan of $0.2 million, $0.3 million, and $0.2 million in each of the years ended December 31, 2014, 2013, and 2012, respectively.

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

The tax effects allocated to our accumulated other comprehensive income (loss) components were as follows:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Before-tax amount	$(268)	$(262)	$14
Tax expense (benefit)	(89)	(86)	4

Net-of-tax amount	$(179)	$(176)	$10

Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded weighted average common stock equivalents of 725,000, 1,440,000 and 1,387,000 from the computation of diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders for 2014, 2013 and 2012, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to Gaiam, Inc. common shareholders:

	For the Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net (loss) income attributable to Gaiam, Inc. common shareholders:
(Loss) income from continuing operations	$(6,589)	$(20,757)	$(19,530)
(Loss) income from discontinued operations	(3,327)	(1,995)	6,648

Net loss attributable to Gaiam, Inc.	$(9,916)	$(22,752)	$(12,882)

Weighted average shares for basic and diluted net (loss) income per share	24,228	22,972	22,703

Net (loss) income per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
Loss from continuing operations	$(0.27)	$(0.90)	$(0.86)
(Loss) income from discontinued operations	(0.14)	(0.09)	0.29

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.41)	$(0.99)	$(0.57)

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values.

Recently Issued Accounting Pronouncements

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

3. Related Party Transactions

Real Goods Solar, Inc. (“RGSE”) was a division of our company, until it was spun off in an initial public offering in 2008. On December 31, 2011, we converted our RGSE Class B common shares, which had ten votes per share, to RGSE Class A common shares, which have one vote per share. As a result of this conversion, our voting ownership decreased to approximately 37.5% and, thus, we no longer had financial control of RGSE. Accordingly, we deconsolidated RGSE and reported it as an equity method investment on our consolidated statement of operations for year ended December 31, 2012.

At December 31, 2012, we had two loans receivable from RGSE totaling $2.7 million, bearing interest at an annual rate of 10%. The loans had zero carrying value. On April 23, 2013, we agreed to convert $0.1 of the loan balance into 62,111 shares of RGSE’s Class A common stock. On November 5, 2013, we collected $2.1 million in cash from RGSE and $0.2 million of tenant improvements in settlement of the two outstanding loans made. The $2.3 million gain resulting from the collection of these loans is reported in Interest and other income on our consolidated statement of operations for the year ended December 31, 2013.

During 2013, we also sold the majority of our investment in RGSE for total net proceeds of approximately $25 million. Following the sale of the majority of our position in May 2013, our voting ownership percentage declined to below 20% and our Chairman resigned as Chairman of RGSE’s board of directors and, thus, we no longer had significant influence over RGSE. Therefore, we changed our accounting for our investment in RGSE from the equity method to the cost method. From that time forward, we have not reported any portion of RGSE’s net income or loss in our results.

During 2012 we billed RGSE $0.3 million under our Intercorporate Services Agreement. The agreement was terminated and billing ceased after 2012.

Effective January 1, 2012, we entered into an Industrial Building Lease Agreement with RGSE for office space located in our owned building in Colorado. The five year lease commenced on January 1, 2012 and has a monthly payment of approximately $36,000 plus common area maintenance and tax expenses.

As specified by our Tax Sharing Agreement with RGSE, to the extent RGSE becomes entitled to utilize certain loss carryforwards relating to periods prior to its initial public offering, it will distribute to us the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. These net operating loss carryforwards expire beginning in 2018 if not utilized, and are subject to IRS limitations. As of December 31, 2014, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that RGSE’s potential future payments to us, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates. These tax assets have a full valuation allowance (See Note 13 Income Taxes) based on RGSE’s current financial performance.

4. Other Current Assets

Other current assets consist of the following as of December 31:

(in thousands)	2014	2013
Prepaid travel deposits	$5,216	$3,880
Advances	2,592	1,078
Deferred advertising costs	—	311
Other current assets	4,190	4,201

	$11,998	$9,470

5. Property and Equipment and Other Assets

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2014	2013
Land	$5,603	$5,603
Buildings	16,809	16,637
Furniture, fixtures and equipment	7,327	6,839
Leasehold improvements	1,622	1,622
Website development costs and other software	11,678	9,919
Studios, computer and telephone equipment	9,293	9,182
Warehouse and distribution equipment	1,765	1,765

	54,097	51,567
Accumulated depreciation and amortization	(30,866)	(29,027)

	$23,231	$22,540

Other Assets consists of the following as of December 31:

(in thousands)	2014	2013
Working capital and related receivables, net (See Note 8)	$7,250	$6,875
Other assets	5,417	1,836

	$12,667	$8,711

6. Acquisitions

Yoga Studio

In September 2014, our Gaiam Brand segment acquired all the outstanding stock of Modern Lotus Limited (“Yoga Studio”), the number-one-ranked paid yoga app on the U.S. App Store. The aggregate consideration paid by us exceeded the aggregate estimated fair value of the assets acquired and the liabilities assumed by $1.5 million which we have recognized as goodwill. We attribute the goodwill to the recognized market position of the app.

My Yoga Online

In October 2013, our Gaiam TV segment acquired all of the outstanding common stock of My Yoga Online, ULC (“My Yoga Online”), an on-line yoga video streaming subscription business in Canada. The aggregate consideration paid by us exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $10.6 million, which we have recognized as goodwill. This goodwill is attributable to the domain expertise of the assembled workforce that has demonstrated an ability to generate new content, subscriber growth and revenues from future subscribers.

The following table sets forth the changes in goodwill for the period December 31, 2012 through December 31, 2014 by segment.

(in thousands)	Gaiam Brand Segment	Gaiam TV Segment	Total
Balance at December 31, 2012	$2,673	$—	$2,673
Acquisitions	717	10,609	11,326

Balance at December 31, 2013	3,390	10,609	13,999
Acquisitions	1,449	—	1,449

Balance at December 31, 2014	$4,839	$10,609	$15,448

The following table represents our intangibles assets by major class as of December 31, 2014 and 2013.

	As of December 31,
(in thousands)	2014	2013
Indefinite Lived Intangibles	$340	$—

Intangibles Subject to Amortization
Customer related:
Gross carrying amount	$978	$1,038
Accumulated amortization	(636)	(582)

	$342	$456

Marketing related:
Gross carrying amount	$1,588	$1,436
Accumulated amortization	(1,447)	(737)

	$141	$699

The amortization periods range from 24 to 60 months. Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $0.7 million, $0.3 million, and $0.2 million, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

(in thousands)	2014	2013
Accrued compensation	$3,323	$5,500
Customer travel deposits	11,370	8,478
Accrued legal expense and related reserves	3,000	—
Other accrued liabilities	2,166	3,525

	$19,859	$17,503

Accrued compensation at December 31, 2014 included severance and termination benefits of $1.8 million.

8. Commitments and Contingencies

Working Capital Arbitration

On August 13, 2014, Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC (together, “Cinedigm”) initiated an arbitration proceeding with the American Arbitration Association under the Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm and the Company and one of its subsidiaries (the “MIPA”). Cinedigm’s arbitration demand alleges that the Company owes Cinedigm approximately $12.9 million under the working capital adjustment mechanism included in the MIPA. In addition, Cinedigm has claimed that Gaiam materially breached its representations and warranties under the MIPA, that the Company engaged in fraudulent and tortious acts in connection with the sale, and that the Company breached the terms of other agreements related to the transaction. The aggregate relief requested by Cinedigm exceeds $30.0 million and includes unspecified compensatory damages, attorneys’ fees, costs and interest, and other relief.

The Company believes that Cinedigm’s arbitration claims are without merit and represent a post-closing attempt to renegotiate the MIPA purchase price, and the Company intends to assert its positions vigorously through the legal process. Moreover, the Company believes that if the working capital mechanism is properly applied, Cinedigm owes the Company over $7.0 million, and the Company has initiated an arbitration process against Cinedigm. In addition to its working capital claim, the Company is pursuing a claim of approximately $700,000 against Cinedigm in connection with the Transition Services Agreement executed as part of the MIPA transaction, and is reviewing other claims that it may pursue against Cinedigm. The dispute outcome cannot be predicted at this time.

In view of the inherent difficulty of predicting the outcome of any asserted claim, particularly where large or indeterminate damages are sought, the Company cannot predict the outcome of any pending matter, the timing of ultimate resolution, or the eventual gain or loss (in each case, if any). However, in light of the uncertainty of litigation generally and the uncertainty of collection with regard to any judgment that the Company seeks, as well as the more certain substantial legal fees and costs that the Company expects to expend in the matter (which may continue into 2016), the Company has accrued a litigation-related reserve in the fourth quarter of 2014 of $3.0 million to cover such anticipated expenses and related reserves.

Risks and Uncertainties

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2014 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Operating Leases

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from 3 to 6 years.

The following schedule represents the annual future minimum payments under these commitments, as of December 31, 2014:

(in thousands)	Operating Leases
2015	$769
2016	299
2017	—

Total minimum lease payments	$1,068

We incurred rent expense of $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Media Distribution Payments

In 2014, we entered into exclusive media distribution agreements which require that we make periodic minimum payments (against future distribution liabilities) through 2017. The following schedule shows the annual future minimum payments under these agreements, as of December 31, 2014:

(in thousands)	Distribution Payments
2015	$3,350
2016	2,325
2017	300

Total media distribution payments	$5,975

Spinoff of Gaiam TV

The potential spinoff of Gaiam TV will have a significant impact on our financial statements if it occurs. See further discussion in Note 17 to our consolidated financial statements.

9. Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common shares is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common shares and our Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman, holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 648,682 shares of Class A common stock. Consequently, our chairman holds approximately 75% of our voting stock and thus is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

Our Class A common shares and our Class B common shares are entitled to receive dividends, if any, as may be declared by the board of directors out of legally available funds. In the event of a liquidation, dissolution or winding up of our Company, our Class A common shares and our Class B common shares are entitled to share ratably in our assets remaining after the payment of all of our debts and other liabilities. Holders of our Class A common shares and our Class B common shares have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to our Class A common shares or our Class B common shares.

Our Class B common shares may not be transferred unless converted into our Class A common shares, other than certain transfers to affiliates, family members, and charitable organizations. Our Class B common shares are convertible one-for-one into our Class A common shares, at the option of the holder of the Class B common shares.

During 2014, 2013 and 2012, we issued shares of our Class A common stock as shown in the table below under our 2009 Long-Term Incentive Plan. We recorded the shares issued to our directors at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

	For the Years Ended December 31,
	2014	2013	2012
Shares issued to independent directors for services rendered, in lieu of cash compensation	19,542	49,187	32,620
Shares issued to employees upon exercise of stock options	354,926	160,470	—

On October 11, 2013, we issued 15,759 shares of our Class A common stock under restricted stock award agreements of the same date to certain former members of our board of directors.

As of December 31, 2014, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 2009 and 1999 Long-Term Incentive Plans:
Stock options outstanding	1,448,684

Total shares reserved for future issuance	6,848,684

During May 2013, as a result of a decrease in our voting ownership to less than 20% and the resignation of our chairman from his position as Chairman of the Board for RGSE, we changed the accounting for our investment in RGSE from the equity to cost method. Thus, our consolidated balance sheet data at December 31, 2013 and our consolidated statement of operations data for 2013 after the change report RGSE as a cost method investment.

10. Non-Controlling Interests

We own 51.4% of our eco-travel subsidiary, Natural Habitat Adventures (“Natural Habitat”). The balance is owned by its founder. In addition, some of Natural Habitat’s subsidiaries also have minority shareholders. We own 50.01% of our Australian subsidiary, Gaiam Pty. The amount of these non-controlling interests is reflected separately in our consolidated financial statements, and all intercompany transactions have been eliminated.

During 2014 and 2012, Natural Habitat paid its shareholders dividends of $0.3 million and $1.2 million, respectively, and, as a result, the noncontrolling interests decreased by $0.2 million and $0.6 million, respectively. No dividends were declared or paid by Natural Habitat during 2013.

11. Share-Based Compensation

We are currently issuing options under the 2009 Long-Term Incentive Plan (the “Plan”). We previously issued options under the 1999 Long-Term Incentive Plan, which was replaced with the Plan. The purpose of the Plan is to advance our interests and those of our shareholders by providing incentives to certain persons who contribute significantly to our strategic and long-term performance objectives and growth. An aggregate of not more than 3 million of our Class A common shares, subject to certain adjustments, may be issued under the Plan, and the Plan terminates no later than April 23, 2019. The exercise price for our options is generally equal to the closing market price of our stock at the date of the grant, and the options normally vest at 2% per month for the 50 months beginning in the eleventh month after the grant date. Follow on option grants begin vesting in the first month after grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees, and two years for board members. Commencing with options granted during 2012, we extended the exercise period from seven to ten years.

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. We derive the expected terms from the historical behavior of participant groupings. We base expected volatilities on the historically realized volatility of our stock over the expected term. Our use of historically realized volatilities is based upon the expectation that future volatility over the expected term is not likely to differ significantly from historical results. We base the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We primarily use historical data by participant groupings to estimate option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the Plan for each of the years presented:

	2014	2013	2012
Expected volatility	48% - 59%	57% - 61%	59%
Weighted-average volatility	55%	58%	59%
Expected dividends	— %	— %	— %
Expected term (in years)	1.1 - 7.8	5.1 - 7.8	7.1
Risk-free rate	0.14% - 2.37%	1.33% - 2.32%	1.36% - 1.61%

The table below presents a summary of option activity under both our plans as of December 31, 2014, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,662,450	$5.65
Granted	617,500	6.54
Exercised	(354,926)	5.09
Cancelled or forfeited	(476,340)	5.64

Outstanding at December 31, 2014	1,448,684	$6.17	6.3	$1,573,978

Exercisable at December 31, 2014	615,084	$5.79	2.9	$896,466

During 2014, 2013 and 2012, we extended the exercise period on the options of certain former board members and key employees and recognized an additional immediate expense of $0.1 million, $0.1 million and $0.1 million, respectively. On October 11, 2013, we issued 15,759 shares of our Class A common stock under restricted stock award agreements to certain former board members. The estimated fair value of these restricted stock awards was $0.1 million and was based on the closing market price of our stock on October 11, 2013. These restricted stock awards vested 100% on April 10, 2014.

We issue new shares upon the exercise of options. We received $1.8 million and $0.8 million in cash from stock options exercised during 2014 and 2013, respectively. No options were exercised during 2012. The weighted-average grant-date fair value of options granted during the years 2014, 2013, and 2012 was $ 2.98, $3.14, and $2.39, respectively. The total intrinsic value of options exercised during 2014 and 2013 was $0.9 million and $0.1 million, respectively. The total fair value of shares vested was $0.6 million, $0.6 million, and $0.8 million during 2014, 2013, and 2012.

Our share-based compensation cost charged against income was $0.8 million, $0.8 million, and $1.0 million during 2014, 2013, and 2012, respectively, and is included in corporate, general and administration expenses. The total income tax benefit recognized for share-based compensation was $0.3 million, $0.3 million, and $0.4 million for 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $1.6 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under our 2009 and 1999 Long-Term Incentive Plans. We expect that cost to be recognized over a weighted-average period of 3.57 years.

12. Asset Impairments and Exit Activity Costs

During 2013, as a result of the reorganization and re-focus of our continuing businesses following the discontinuation of our non-Gaiam-branded entertainment media distribution and direct response television marketing operations, we impaired $4.4 million of media libraries and capitalized production costs, $1.5 million of advances, and $1.3 million of property, plant, and equipment, net of accumulated depreciation, and other investments. These noncash impairments reduced the carrying value of assets for our Gaiam Brand segment by $7.2 million. We estimated the fair value of each impaired asset category using a traditional present value technique, relying upon various sources of information for our assumptions, such as estimated future sales, internal budgets and projections, and judgment about the related product’s future earnings potential (level 3 of the fair value hierarchy). We also recorded termination benefits of $2.5 million related to the termination of certain employees associated with our restructuring and future retirement benefits for one of our executive officers. These asset impairment and termination benefit charges were recorded in other general expense on our consolidated statement of operations. Also included in other general expenses on our 2013 consolidated statement of operations are $1.3 million of expenses related to a brand study, recruiting for a new CEO, and other operating expenses that management believes are not ongoing expenses related to the operations of the Company.

Changes in the accrual liability associated with termination benefits were as follows:

Charges	$2,472
Payments, net	(298)

Balance December 31, 2013	2,174
Payments, net	(308)
Reversals and Adjustments	(101)

Balance December 31, 2014	$1,765

The $1.8 million accrual balance at December 31, 2014 is expected to be paid $0.8 million in 2015, $ 0.5 million in 2016 and $0.5 million in 2017.

13. Income Taxes

Our provision for income tax expense (benefit) is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$887	$536	$184
State	157	(68)	(88)
International	175	223	196

	1,219	691	292

Deferred:
Federal	—	22,418	(5,590)
State	—	1,538	(374)
International	—	73	(3)

	—	24,029	(5,967)

Total income tax expense (benefit)	$1,219	24,720	(5,675)

Because our eco-travel subsidiary is not part of the consolidated tax group, the provision includes Federal taxes associated with its income. The state provision consists of the taxes due for subsidiaries of Gaiam which file taxes on a separate basis, and are not able to utilize combined group net operating losses.

The components of our income taxes consisted of the following:

(in thousands)	2014	2013	2012
Income tax expense (benefit) from continuing operations	$1,369	$25,974	$(9,444)
Income tax (benefit) expense from discontinued operations	(150)	209	3,769
Income tax benefit from loss on disposal of discontinued operations	—	(1,463)	—

Total income tax expense (benefit)	$1,219	24,720	(5,675)

Variations from the federal statutory rate are as follows:

(in thousands)	2014	2013	2012
Expected federal income tax (benefit) expense at statutory rate of 34%	$(2,631)	$898	$(807)
Effect of 2008 State NOL’s and option forfeitures	—	49	—
Effect of permanent enhanced charitable donation differences	—	—	(31)
Effect of permanent other differences	37	213	106
Effect of change in financial statement carrying value of investment	—	—	(5,077)
State income tax expense (benefit), net of federal benefit	(150)	24	(40)
Establishment of valuation allowance on net deferred tax assets	4,071	23,153	—
Other	(70)	278	209
Effect of differences between U.S. taxation and foreign taxation	(38)	105	(35)

Total income tax expense (benefit)	$1,219	24,720	(5,675)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2014 and 2013 are as follows:

	December 31,
(in thousands)	2014	2013
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$1,211	$171
Inventory-related expense	483	950
Accrued liabilities	2,641	3,341
Net operating loss carryforward	—	820
Worthless stock deduction	206	3,055
Prepaid and deferred catalog costs	—	(103)
Other	263	35
Exit activity accruals	—	1,603

Total current deferred tax assets	4,804	9,872
Valuation allowance	(4,804)	(9,872)

Total current deferred tax assets, net of valuation allowance	$—	$—

Non-current:
Depreciation and amortization	$(1,506)	$(825)
Section 181 qualified production expense	(2,770)	(850)
Net operating loss carryforward	26,966	15,297
Charitable carryforward	1,414	1,567
Loss (gain) from change in financial statement carrying value of investment, net	48	55
Gain from foreign business acquisition	(347)	(347)
Impairment of intangibles	367	—
Tax credits	921	920
Other	(3)	69

Total non-current deferred tax assets	25,090	15,886
Valuation allowance	(25,090)	(15,886)

Total non-current deferred tax assets, net of valuation allowance	—	—

Total net deferred tax assets	$—	$—

As of December 31, 2014, our gross net operating losses were $69.0 million and $35.2 million for federal and state, respectively. The sources of income (loss) before income taxes are as follows:

(in thousands)	2014	2013	2012
Domestic	$(4,947)	$5,503	$(29,162)
International	686	373	493

	$(4,261)	$5,876	$(28,669)

Income tax benefit for 2012 includes $6.0 million due to the reducing of a deferred tax liability related to the carrying value of our equity method investment in RGSE and the reduction of the carrying value of our loans to RGSE. See Note 3. Related Party Transactions.

Certain of our subsidiaries, namely those for which we own less than 80% of their shares and voting rights and/or are foreign entities, file tax returns separately from Gaiam’s consolidated tax group. At December 31, 2014, we had made a provision for U.S. federal and state income taxes on approximately $0.3 million of undistributed foreign earnings, which are not expected to remain outside of the U.S. indefinitely. Deferred tax liabilities have been established for future taxes on distribution of foreign earnings in the form of dividends or otherwise, in order to derive, for financial statement purposes, the U.S. income taxes (net of tax on foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. On the basis of this assessment, we recorded a charge of $23.2 million to income tax expense to record a full valuation allowance against our deferred tax assets as of December 31, 2013. A significant piece of evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. Because the valuation allowance will remain in place until we return to profitability, we did not record any tax benefit in 2014 associated with our net loss or other deferred tax assets. We continue to be optimistic about our future, and expect to return to operating profitability. When that happens, we expect to reverse the valuation allowance and record the related tax benefit for future use of our net operating loss carryforwards we expect to realize.

Based on RGSE’s establishment of a valuation allowance for all its net deferred tax assets at December 31, 2012, we established a valuation allowance, by charging loss from equity method investment, for our entire $1.6 million deferred tax asset related to our Tax Sharing Agreement with RGSE. See Note 3. Related Party Transactions. We concluded that no other changes to our existing valuation allowances were necessary. We expect our net deferred tax assets, less the valuation allowances, at December 31, 2014 to be fully recoverable through the reversal of taxable temporary differences and normal business activities in future years.

We realized $1.3 million in tax benefits recorded to additional paid-in capital as a result of the exercise of stock options for the year ended December 31, 2014. We did not realize any tax deductions associated with stock exercises in 2014. We realized $0.5 million in tax deductions and $0.7 million in tax benefits recorded to additional paid-in capital as a result of the exercise of stock options for the year ended December 31, 2013. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations. The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2010 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administration expenses, respectively.

14. Segment and Geographic Information

Segment Information

During the fourth quarter of 2014, the information reviewed by our Chief Operating Decision Makers evolved with changes in our organization and new initiatives. These changes include our planned spin-off of Gaiam TV, and the migration of our legacy catalog business to a mobile-and social-centric digital model. Accordingly, we have revised our segment groupings in the fourth quarter of 2014.

As of December 31, 2014, we are reporting two business segments which are aligned based on their products or services:

Gaiam Brand:	This segment includes all our branded yoga, fitness, and well-being products. It combines our previous Business segment with the Gaiam.com and catalog portions of our former Direct to Consumer segment. It also includes our eco-travel subsidiary, which was previously included in our former Direct to Consumer segment.

Gaiam TV:	This segment includes our digital video streaming service. This segment is also called Gaiam TV, and was previously included in our former Direct to Consumer segment. We previously announced that we are pursuing the potential spin off of this segment into a separate company.

The comparative information below has been restated to conform to the new segment structure.

Amounts shown as “Other unallocated corporate” in the table below represents a portion of our revenues, expenses and assets that we do not allocate to our segments. Portions of the unallocated corporate amounts may be included in the spin-off with Gaiam TV, if and when that occurs.

Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Segment contribution margin is defined as net revenue less cost of goods sold and total operating expenses. Financial information for our segments is as follows:

	Year Ended December 31,
(in thousands)	2014	2013		2012
Net revenue:
Gaiam Brand	$156,784	$149,812		$123,545
Gaiam TV	9,910 (c)	5,651		3,697

Consolidated net revenue	166,694	155,463		127,242
Contribution margin (loss):
Gaiam Brand	6,640	(9,394	)(a)	(1,810)
Gaiam TV	(8,718)	(10,144	)(b)	(5,762)

Segment contribution loss	(2,078)	(19,538)		(7,572)
Other unallocated corporate expenses	(3,008)	(2,103)		(2,601)

Consolidated contribution loss	(5,086)	(21,641)		(10,173)
Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other (expense) income	(600)	2,421		(86)
Gain on sale of investments	1,480	25,096		—
Loss from equity method investment	(55)	—		(18,410)
Income tax expense (benefit)	1,369	25,974		(9,444)
(Loss) income from discontinued operations, net of tax	(3,327)	(1,995)		6,648
Net income attributable to noncontrolling interest	(959)	(659)		(305)

Net loss attributable to Gaiam, Inc.	$(9,916)	$(22,752)		$(12,882)

(a)	During 2013 we recognized impairment and severance charges of $9.2 million.
(b)	During 2013 we recognized impairment charges of $1.8 million.
(c)	As discussed in Note 17 Subsequent Events, Gaiam TV filed a Form 10 with the SEC on February 20, 2015. The segment amounts presented here and discussed elsewhere in this Form 10-K vary insignificantly from the amounts in the Form 10, as the Form 10 required that certain items be recast for stand-alone presentation. As reported in Form 10 revenues were $10.1 million for 2014 and $5.5 million for 2013 and contribution loss was $8.5 million for 2014 and $10.0 for 2013.

The following is a reconciliation of reportable segments’ assets to our consolidated total assets. Other unallocated corporate amounts are comprised of cash, current and deferred income taxes, and property and equipment.

	As of December 31,
(in thousands)	2014	2013	2012
Total assets – Continuing Operations:
Gaiam Brand	$114,388	$120,604	$117,167
Gaiam TV	23,662	19,193	5,850

	$138,050	$139,797	$123,017
Total assets – Discontinued Operations:
Gaiam Brand	$582	$1,889	$74,214

	$138,632	$141,686	$197,231

Major Customer

Sales to our largest Gaiam Brand segment customer, Target Corporation (“Target”) accounted for 29.3%, 32.1% and 22.9% of our total net revenue during 2014, 2013, and 2012, respectively. The loss of Target as a customer would have a material adverse effect on our business. No other customer accounted for10% or more of our total net revenue.

Geographic Information

We sell and distribute essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada, Australia and the U.K., and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Revenue:
United States	$156,284	$147,527	$118,931
International	10,410	7,936	8,311

	$166,694	$155,463	$127,242

Long-Lived Assets:
United States	$34,123	$29,072	$33,827
International	243	246	626

	$34,366	$29,318	$34,453

	As of December 31,
(in thousands)	2014	2013	2012
Components of Long-Lived Assets (a):
Property and equipment, net	$23,231	$22,540	$23,544
Media Library, net	7,691	5,211	10,441
Other Intangibles, net	823	1,155	190
Other assets	2,621	412	278

	$34,366	$29,318	$34,453

(a)	Excludes other non-current assets (non-current deferred tax assets, net, goodwill, investments, notes receivable, security deposits and noncurrent assets from discontinued operations) of $25.5 million, $22.3 million, and $33.0 million for 2014, 2013, and 2012, respectively.

15. Discontinued Operations

On October 21, 2013, we consummated the sale of GVE Newco, LLC (“GVE”), a wholly-owned subsidiary representing our non-Gaiam-branded entertainment media business, to Cinedigm for $51.7 million, comprised of cash, stock and other assets and liabilities. The sale was subject to customary adjustments, including a post-closing working capital adjustment, which is currently in dispute as discussed on previous pages. After the sale was consummated, we continued providing extensive administrative and accounting services to the buyer through May 2014. Since May 2014, our services have been limited to collection of outstanding receivables on their behalf.

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

During 2014, the Class A shares of Cinedigm’s common stock which we received in the GVE sale increased in value and were sold. The unrealized gains were reflected in ‘accumulated other comprehensive income’ prior to the sale, and were reclassified into ‘gain on sale of investments’ in the accompanying consolidated statements of operations after the sale.

The major components of assets and liabilities of our discontinued operations were as follows:

	December 31,
(in thousands)	2014	2013
Current assets:
Accounts receivable, net	$—	$835
Inventory, less allowances	282	818
Other current assets	300	236

Total current assets	$582	$1,889

Current liabilities:
Accounts payable	$—	$1,121
Accrued liabilities	—	475

Total current liabilities	$—	$1,596

With regards to our DRTV discontinued operations, we commenced wind-down activities in December 2013, and we expect to sell the remaining assets in the near term. The expected proceeds from the disposition of this business unit are not expected to be material.

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

On October 21, 2013, the Borrowers paid in full the outstanding balance owed to PNC of $19,621,941 (inclusive of principal and interest and other fees), and terminated the underlying PNC Credit Agreement. The Borrowers also paid an early termination fee of $350,000. Upon termination, PNC released all liens granted in its favor on the collateral pledged under the PNC Credit Agreement. All interest charges under the PNC Credit Agreement have been allocated to discontinued operations.

The income from discontinued operations amounts as reported on our consolidated statements of operations were comprised of the following amounts:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net revenue	$2,516	$53,539	$75,232

(Loss) income from operations before income taxes	(3,477)	2,386	10,417
Exit activity and asset impairment charges before income taxes (a)	—	(1,776)	—
Income tax benefit (expense)	150	(209)	(3,769)

Income from operations of discontinued operations	(3,327)	401	6,648

Gain (loss) on disposal of discontinued operations:
Gain on sale of GVE before income taxes (b)	—	5,622	—
Impairment of DRTV before income taxes (b)	—	(9,481)	—
Income tax benefit	—	1,463	—

Loss from disposal of discontinued operations	—	(2,396)	—

(Loss) income from discontinued operations.	$(3,327)	$(1,995)	$6,648

(a)	In direct conjunction with the discontinuing of our GVE and DRTV operations, during 2013 we recognized exit activity charges of $0.8 million for employee termination benefits and $1.0 million for non-cancellable facility leases, of which $0.3 million had been paid as of December 31, 2013, the balance of these amounts was paid in 2014.
(b)	As a direct result of the discontinuance of our GVE and DRTV operations, we recognized impairment charges of $2.5 million for inventory, $3.8 million for deferred advertising costs, $0.8 million for advances, $0.4 million for property and equipment, $2.1 million for media library, $6.7 million for goodwill, and $3.5 million for other intangibles.

16. Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited results of operations for each of the quarters in 2014 and 2013. During 2013, we sold our non-Gaiam-branded entertainment media distribution operations and discontinued our DRTV operations. We now report these businesses as discontinued operations, and, accordingly, we have reclassified their results of operations for all periods presented to reflect them as such. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented.

	Year 2014 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$37,611	$32,451	$41,256	$55,376
Gross profit	17,020	15,468	18,018	24,999
Gain on sale of investment (a)	438	1,042	—	—
(Loss) income from continuing operations	(2,098)	(2,216)	(2,559)	1,243
Income (loss) from discontinued operations	26	2	(82)	(3,273)
Net loss	(2,072)	(2,214)	(2,641)	(2,030)
Net loss attributable to Gaiam, Inc.	(2,134)	(2,388)	(3,026)	(2,368)
Diluted net loss per share attributable to Gaiam, Inc.	$(0.09)	$(0.10)	$(0.12)	$(0.10)

Weighted average shares outstanding-diluted	24,006	24,090	24,340	24,470

	Year 2013 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31 (b)
Net revenue	$36,679	$31,897	$36,128	$50,759
Gross profit	15,750	13,314	14,693	21,551
Gain on sale of investment (a)	—	16,429	1,975	6,692
(Loss) income from continuing operations	(2,203)	8,112	(700)	(25,307)
Income (loss) from discontinued operations	1,981	(129)	1,004	(4,851)
Net (loss) income	(222)	7,983	304	(30,158)
Net (loss) income attributable to Gaiam, Inc.	(277)	7,848	120	(30,444)
Net (loss) income per share attributable to Gaiam, Inc. common shareholders – diluted:
From continuing operations	$(0.10)	$0.36	$(0.03)	$(1.08)
From discontinued operations	0.09	(0.01)	0.04	(0.21)

Diluted net (loss) income per share attributable to Gaiam, Inc.	$(0.01)	$0.35	$0.01	$(1.29)

Weighted average shares outstanding-diluted	22,732	22,741	22,765	23,668

(a)	We reported gains on the sale of our RGSE stock during 2014 and 2013, the carrying value for which had previously been reduced to zero through the recognition of our portion of RGSE’s net losses.
(b)	We recorded a charge of $11.0 million to exit certain businesses, to restructure certain operations, and a net loss of $2.0 million after selling GVE and discontinuing DRTV in the fourth quarter. We also recorded a $23.2 million valuation allowance for our deferred tax assets in the fourth quarter of 2013.

17. Subsequent Events

On January 7, 2015, we appointed Bart Foster, age 39, to serve as President of Gaiam starting January 12, 2015. We entered into a written agreement with Mr. Foster effective January 7, 2015 outlining the terms of his employment as President. Mr. Foster will report to our Chief Executive Officer and will receive an annual salary of $350,000. Mr. Foster will participate in our performance-based bonus plan and will be eligible to receive a bonus of up to 100% of his base salary based on criteria to be mutually agreed to by Mr. Foster and our compensation committee. Mr. Foster has agreed to a 2-year non-compete covenant and a 5-year non-solicitation covenant. On January 12, 2015, we granted Mr. Foster options to purchase 130,000 shares of our Class A common stock at an exercise price of $7.15 per share pursuant to the terms of our 2009 Long-Term Incentive Plan. The options vest 2% per month for 50 months starting in December 2015.

On February 20, 2015, our wholly-owned subsidiary Gaia, Inc. (“Gaiam TV”) filed a registration statement on Form 10 in connection with the previously announced proposed separation of the Gaiam TV segment from the Gaiam Brand segment into two separate publicly traded companies. The proposed tax-free spin-off will occur through a distribution to Gaiam, Inc.’s shareholders of all the stock of Gaiam TV. Gaiam TV will hold all of the assets and liabilities of the Gaiam TV segment. The Gaiam Brand segment will remain with Gaiam, Inc. after the distribution. The completion of the separation is subject to satisfaction of several conditions. Furthermore, our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur.

In connection with the proposed spin-off, Gaiam TV anticipates entering into a reorganization agreement with Gaiam, Inc. to provide for, among other things, the principal corporate transactions required to effect the spin-off, certain conditions to the spin-off and provisions governing the relationship between Gaiam TV and Gaiam, Inc. with respect to and resulting from the spin-off. The reorganization agreement will also provide that the holders of options to purchase Gaiam, Inc. Class A common stock who are employees or non-employee directors of Gaiam, Inc. on the record date for the distribution will receive options to purchase shares of Gaiam TV’s Class A common stock in the same ratio as shareholders. Additionally there will be a corresponding adjustment to the existing Gaiam, Inc. option held by such holder. The spin-off will not constitute a change in control for purposes of Gaiam, Inc.’s equity plans, and therefore no vesting of awards will occur as a result of the spin-off. In addition, the reorganization agreement will address the treatment of the various insurance policies held by Gaiam, Inc. and Gaiam TV after the spin-off. Gaiam TV will enter into multiple license agreements with Gaiam, Inc. including a license agreement for the use of the “Gaiam TV” trade name, and related trademarks and service marks following the spin-off.

Providing the spin-off is completed, Gaiam TV anticipates entering into a transition services agreement with Gaiam, Inc. in connection with the separation. Under the transition services agreement, Gaiam, Inc. and Gaiam TV will agree to provide certain services to the other for a period of up to 24 months following the spin-off, or such other shorter period as may be provided in the transition services agreement. The services to be provided may include certain corporate services including, but not limited to, management, financial, accounting, tax, human resources, payroll, technical, fulfillment, software quality control, and certain office services as required from time to time in the ordinary course of our business. Charges for these services will be based on the actual cost of such services without premium or mark-up, although applicable administrative and other overhead costs associated with the services will be allocated and included in the service charge. The employees of Gaiam TV will remain eligible employees under certain employee benefit plans currently maintained by Gaiam, Inc., which will be managed under the transition services agreement.

Effective January 1, 2015, Gaiam, Inc. contributed to Gaiam TV its 100% membership interest in Boulder Road LLC, a Colorado limited liability company. Boulder Road LLC is the sole owner of the property located at 833 West South Boulder Road in Louisville, Colorado, which is the location for our operations and the principal executive offices of Gaiam, Inc., Gaiam TV and various other companies. The Gaiam, Inc. business unit has entered into a lease agreement with Boulder Road LLC effective with the contribution.

GAIAM, INC.

Financial Statement Schedule II

Consolidated Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2014	$556	$184	$328	$412
2013	$611	$63	$118	$556
2012	$678	$296	$363	$611
Allowance for Product Returns:
2014	$1,576	$4,484	$5,243	$817
2013	$2,579	$6,359	$7,362	$1,576
2012	$1,823	$4,387	$3,631	$2,579

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of December 31, 2014, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

2015 Annual Meeting of Shareholders

We have scheduled our 2015 annual meeting of shareholders for June 2, 2015 (the “Annual Meeting”). Please note that the date of the Annual Meeting has changed by more than 30 days from the anniversary of our 2014 annual meeting of shareholders.

As stated in our proxy statement for our 2014 annual meeting of shareholders in accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended, the deadline for receipt of shareholder proposals for inclusion in our proxy statement for the Annual Meeting pursuant to Rule 14a-8 was 5:00 p.m., Mountain Time, on March 9, 2015. Such proposals were required to contain specified information, including, among other things, information as would be required to be included in a proxy statement under Securities and Exchange Commission rules.

Also, as stated in our proxy statement for our 2014 annual meeting of shareholders in accordance with Rule 14a-5(f) and pursuant to the terms of our Bylaws, written notice from a shareholder interested in bringing a shareholder proposal before the Annual Meeting outside of the process set forth Rule 14a-8 or nominating a director candidate for election at the Annual Meeting must be received by us no earlier than February 26, 2015 and no later than 5:00 p.m. on March 23, 2015 to be considered timely. Shareholder notices must contain the information required by our Bylaws.

All proposals or other notices should be addressed to us at 833 West South Boulder Road, Louisville, Colorado 80027, Attention: Secretary, Gaiam, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth the names and ages of our current directors:

Name	Age	Position
Jirka Rysavy	60	Director and Chairman
Lynn Powers	65	Director and Chief Executive Officer
James Argyropoulos	70	Director
Kristin Frank	49	Director
Chris Jaeb	55	Director
Wendy Schoppert	48	Director
Paul Sutherland	59	Director
Michael Zimmerman	45	Director

Each director serves for a one-year term. Biographical information for each director, including the years in which they began serving as directors and their positions with Gaiam, are set forth below.

Jirka Rysavy—age 60—Founder and Chairman. He has been Chairman since our inception and served as our full-time Chief Executive Officer from December 1998 to March 2009. Mr. Rysavy is the beneficial owner of approximately 25% of our outstanding shares. In 1986, Mr. Rysavy founded Corporate Express, Inc., which, under his leadership, grew to become a Fortune 500 company supplying office and computer products and services. He was its Chairman and Chief Executive Officer until 1998. Mr. Rysavy also founded and served as Chairman and Chief Executive Officer of Crystal Market, a health foods concept, which was sold in 1987 to become the concept and first Wild Oats Markets store. Mr. Rysavy was also Chairman of Real Goods Solar, Inc., an entity Gaiam founded in 1999. Mr. Rysavy resigned from the board of Real Goods Solar, Inc. in June 2013 after Gaiam sold the majority of its investment in Real Goods Solar, Inc.

The board believes that Mr. Rysavy brings to the board significant senior leadership, strategic focus, business development, sales and marketing and international experience from his past business experience in senior management roles and as a founder of several successful businesses.

Lynn Powers—age 65—Chief Executive Officer and a director. Ms. Powers has been a director since February 1996 and our Chief Executive Officer since March 2009. She served as our President from February 1996 until November 2010. From February 1996 until September 2001, she was our Chief Operating Officer, and from September 2001 until March 2009 she was our Chief Executive Officer of North American operations. From 1992 to 1996, she was Chief Executive Officer of La Scelta, an importer of natural fiber clothing products. Before that, Ms. Powers was Senior Vice President Marketing/Strategic Development and Vice President Merchandising of Miller’s Outpost, a specialty apparel retailer.

As our Chief Executive Officer and former President, the board believes that Ms. Powers brings to the board significant senior leadership, management, operational, financial, and brand management experience.

James Argyropoulos—age 70—Director since May 2002. Mr. Argyropoulos has been primarily engaged as a private investor over the last fifteen years. In 1972, Mr. Argyropoulos founded, and thereafter served as Chairman and Chief Executive Officer of, The Cherokee Group Inc., a shoe manufacturing and apparel business.

The board believes that Mr. Argyropoulos brings to the board significant senior leadership, management, financial, and brand management experience from his past business experience with The Cherokee Group and other companies.

Kristin Frank—age 49—Director since October 2013. Ms. Frank has a long career at Viacom, a global entertainment company, where she currently serves as Executive Vice President of Viacom Music and Logo’s Connected Content division, with general management responsibilities for all non-linear brand properties for MTV, VH1, CMT and LOGO. Previously, from 2009 to 2012, Ms. Frank served as General Manager for MTV and VH1 Digital where she was instrumental to MTV’s growth to 140 million fans on Facebook. From 2005 to 2009 she served as Chief Operating Officer at LOGO TV. From 1996 to 2005 she has held multiple positions at Viacom Media Networks including serving as Senior Vice President, Multiplatform Distribution at LOGO TV as well as Regional Vice President, MTV Networks Content Distribution and Marketing Group overseeing distribution strategy for MTV, VH1, CMT, VH1 Classic, MTV 2 and Logo.

The board believes that Ms. Frank brings to the board significant experience with management, operations, branding, digital content delivery and social media.

Chris Jaeb—age 55—Director since October 2013. Since 2007, Mr. Jaeb serves as the Chief Executive Officer of Common Ground Kauai, a sustainable resource center he founded. In 2006 he co-founded and till 2010 served as the President of Malama Kauai, a Hawaii based nonprofit organization. In 1995, Mr. Jaeb co-founded AudioNet (previously Cameron Broadcasting Systems), an Internet-based aggregator of digital media, which changed its name to Broadcast.com prior to its initial public offering in 1998. In 1999 Broadcast.com was sold to Yahoo for $5.4 billion. In 1995 Mr. Jaeb founded eAds, the first fee per click advertising company on the Internet.

In addition to Mr. Jaeb’s entrepreneurial experience, the board believes that he brings to the board a strong understanding of Internet marketing operations and the business aspect of sustainable living.

Wendy Schoppert—age 48—Director since October 2013. From April 2005 to February 2014, Ms. Schoppert served on the Senior Executive Team of Select Comfort, the manufacturer, marketer, retailer and servicer of the Sleep Number® line of beds, where she held the positions of Executive Vice President and Chief Financial Officer, Chief Information Officer, interim Chief Marketing Officer and Senior Vice President of International and New Channel Development. Prior to joining Select Comfort, Ms. Schoppert led US Bank’s Private Asset Management team and served as Head of Product, Marketing & Corporate Development for the bank’s asset management division. She began her career in the airline industry, serving in various financial, strategic, and general management leadership positions at American Airlines, Northwest Airlines and America West Airlines. Ms. Schoppert serves on the Board of Nina Hale Inc., a digital marketing agency, and she is also a member of Cornell University’s “President’s Council of Cornell Women.”

The board believes that Ms. Schoppert brings to the board vast experience in brand development and management, as well as significant senior financial leadership and expertise with the oversight of financial reporting and disclosure for public companies.

Paul Sutherland—age 59—Director since June 2012. Mr. Sutherland has worked in the investment and financial advisory business since 1975. He is founder and President of Financial & Investment Management Group, Ltd. (“FIMgroup”), a registered investment adviser that manages investment portfolios on a discretionary basis for individuals, trusts, foundations and retirement plans that he founded in 1984. As the Chief Investment Officer for FIMgroup, he has been managing values driven, sustainably oriented, global total return, growth and income investment portfolios for more than 25 years. FIMgroup is the beneficial owner of approximately 9 % of our outstanding shares of Class A Common Stock. Mr. Sutherland served on the board of directors of the Utopia Funds, a registered investment company, between December 2005 and March 2009. Mr. Sutherland is Chairman and a founding board member of the Utopia Foundation and is author of various books including Virtues of Wealth and the AMA guide to Financial Planning. Mr. Sutherland is also owner of Spirituality and Health Media LLC, the publisher of Spirituality & Health magazine, part owner of Smartwired LLC, owner of Smart parenting revolution, which provides educational tools for parents, and educators, and Yen Yoga and Fitness LLC, the largest yoga, spinning and fitness studio in northern Michigan.

In addition to Mr. Sutherland’s significant senior leadership, global investment, business, entrepreneurial and financial experience, the board believes that he brings to the board a broad understanding of the business aspects of the sustainable health and wellbeing movement and market in which Gaiam operates.

Michael Zimmerman—age 45—Director since November 2014. Mr. Zimmerman founded Prentice Capital Management, LP, a New York-based private investment firm and our largest institutional shareholder, in May 2005 and has been its Chief Executive Officer and managing partner since its inception. From 2000 to 2005, he managed investments in the retail and consumer sector for S.A.C. Capital Management and prior to that he worked at Lazard Asset Management. Mr. Zimmerman is currently on the board of It’Sugar, one of the largest specialty candy and gift retailers in the world. Mr. Zimmerman previously served on the boards of publicly traded Delia’s Inc., a multi-channel retailer and The Wet Seal, Inc., a national specialty retailer of contemporary apparel and accessory items. In his roles as founder, Chief Executive Officer and managing partner of Prentice Capital Management, Mr. Zimmerman currently is the beneficial owner of approximately 13.5% of our outstanding Class A Common Stock, over which Mr. Zimmerman and Prentice Capital Management share voting and dispositive power.

The board believes that Mr. Zimmerman brings investor/shareholder experience to the board as a result of serving as Chief Executive Officer of Prentice Capital Management, and substantial experience in investing in retail/consumer companies.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of our current executive officers:

Name	Age	Position
Jirka Rysavy	60	Chairman and a Director
Lynn Powers	65	Chief Executive Officer and a Director
Bart Foster	39	President
John Jackson	58	Vice President of Corporate Development and Secretary
Stephen J. Thomas	51	Chief Financial Officer and Vice President

Our executive officers are elected annually by our board of directors. Mr. Rysavy and Ms. Powers have been employed by our company for more than the past five years. Biographical information about Mr. Rysavy and Ms. Powers is included herein under the heading “DIRECTORS”.

Bart Foster—age 39—Mr. Foster has served as Gaiam’s President since January 2015. Prior to joining Gaiam, Mr. Foster founded SoloHealth, a consumer-driven healthcare technology company, in 2007. Mr. Foster served as SoloHealth’s Chief Executive Officer between 2007 and 2014, growing it through long-term contracts with large retailers, health and wellness product companies, and strategic partnerships. Previously, he served as an account director at pharmaceutical giant, Novartis, where he was responsible for sales and merchandising activities for several consumer products with retailers across the U.S. and Europe.

John Jackson—age 58—Mr. Jackson has served as Gaiam’s Vice President of Corporate Development since June 2006 and was appointed Secretary in March 2007. Prior to joining Gaiam, Mr. Jackson served as the Chief Executive Officer for Alliance Management, LLC, a firm that he founded in 1999 that provided strategic alliance advisory services to domestic and international middle market business concerns.

Stephen J. Thomas—age 51—Mr. Thomas became Gaiam’s Chief Financial Officer in November 2010. He previously served as Gaiam’s Chief Accounting Officer from November 2009 until November 2010 and as Controller of Gaiam from August 2006 until November 2009. From 2005 until 2006, Mr. Thomas was Chief Financial Officer of Digitally Unique Corporation, an online retailer of consumer electronics, and from 2003 until 2005 Mr. Thomas was Controller of American Coin Merchandising, Inc., a public company acquired by Coinstar in 2004 for approximately $235 million. Mr. Thomas has held numerous financial and accounting positions throughout his career that began with Arthur Andersen LLP in 1986.

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

AUDIT COMMITTEE

Our board of directors has a separately-designated standing audit committee. We have adopted a written charter for the audit committee, which can be found in the investors’ section of our website at: gaiam.com. Our audit committee consists of Messrs. Sutherland and Argyropoulos and Ms. Schoppert, and each member of the audit committee is independent within the meaning of rules of the NASDAQ Global Market. Ms. Schoppert serves as chairperson of the audit committee and our board has determined that she is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is responsible for the appointment, compensation and oversight of our auditor and for approval of any non-audit services provided by the auditor. Our audit committee also oversees (a) management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and disclosure practices; (b) management’s establishment and maintenance of processes to assure that an adequate system of internal control over financial reporting is functioning; and (c) management’s establishment and maintenance of processes to assure our compliance with all laws, regulations and company policies relating to financial reporting.

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

Our executive compensation program is overseen and administered by the compensation committee of our board of directors, which is comprised entirely of independent directors as determined in accordance with various NASDAQ, Securities and Exchange Commission and Internal Revenue Code rules. Our compensation committee operates under a written charter adopted by our board and is empowered to review and approve the annual compensation for our current executive officers: Mr. Rysavy, Ms. Powers, Mr. Jackson, and Mr. Thomas. A copy of the charter is available in the investors’ section of our website at: gaiam.com.

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

Consideration of Say-on-Pay Vote Results

At the 2014 annual meeting of shareholders, our shareholders approved, on an advisory basis, the compensation of our named executive officers, as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission. Our compensation committee reviewed and considered the final vote results for that resolution, and we have not made any changes to our executive compensation policies or decisions as a result of the vote. Further, at the 2011 annual meeting of shareholders, an overwhelming number of our shareholders voted, on an advisory basis, for holding an advisory vote to approve named executive officer compensation every three years. Accordingly, our board of directors has determined that Gaiam will hold the next advisory vote to approve named executive officer compensation at our 2017 annual meeting of shareholders.

Risk Assessments

With respect to risk related to compensation matters, our compensation committee considers, in establishing and reviewing our executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Our executive officers’ base salaries are fixed in amount and thus do not encourage risk-taking. Bonuses are capped and are tied to overall business unit and corporate performance. A portion of compensation provided to the executive officers has in the past been in the form of stock options that are important to help further align executives’ interests with those of our shareholders. Our compensation committee believes that these awards do not encourage unnecessary or excessive risk-taking, as the value of the stock options fluctuate with our stock price and do not represent significant downward/upward risk and reward.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for each of the last three years for our named executive officers.

Name and Principal Position	Year	Salary (3)	Bonus (3)	Option Awards (4)	All Other Compensation (5)	Total
Jirka Rysavy	2014	$114,423	—	—	—	$114,423
Chairman and Director	2013	$401,762	$300,000	—	—	$701,762
	2012	$60,000	—	—	—	$60,000
Lynn Powers (1)	2014	$457,885	$148,500	$147,559	$1,500	$755,444
Chief Executive Officer	2013	$415,300	$500,000	—	$1,500	$916,800
and Director	2012	$407,890	$329,600	$78,963	$41,115	$857,568
John Jackson	2014	$321,712	$156,550	$205,648	—	$683,910
Vice President of Corporate	2013	$297,285	$200,000	$94,301	—	$591,586
Development and Secretary	2012	$291,575	$236,000	$34,217	$28,365	$590,158
Stephen J. Thomas (2)	2014	$272,498	$132,600	$82,259	—	$487,357
Chief Financial Officer and	2013	$251,904	$200,000	$150,882	—	$602,786
Vice President	2012	$239,726	$200,000	$6,009	$24,038	$469,773

(1)	Ms. Powers has served as Chief Executive Officer since March 2009 and served as President from February 1996 to November 2010.
(2)	Mr. Thomas became Chief Financial Officer in November 2010.
(3)	The Salary and Bonus columns represent amounts when earned and, because of the timing of payments, do not represent amounts paid during each presented year. The annual salary for each named executive officer as of December 31, 2014 was $85,000 for Mr. Rysavy; $450,000 for Ms. Powers; $313,100 for Mr. Jackson; and $265,200 for Mr. Thomas. Further information about Mr. Rysavy’s compensation is provided below under the heading “Compensation of Mr. Rysavy.” Bonuses are generally given at the discretion of our board of directors’ compensation committee and are typically paid between February and June of the year following the year earned.
(4)	The amounts in the Option Awards column reflect the grant date fair value of new awards or modifications to existing awards. Mr. Rysavy has requested that he not be granted any options. Assumptions used in the calculation of the amounts are included in Note 11 to our consolidated financial statements included elsewhere in this Form 10-K.
(5)	All Other Compensation includes for 2012 the cash payout of accrued paid time off balances as of December 31, 2012 for Ms. Powers, Mr. Jackson and Mr. Thomas. It also includes $1,500 of 401(k) company match for Ms. Powers during all years presented and for Mr. Sondheim for 2012 and 2013.

GRANTS OF PLAN-BASED AWARDS

The following table includes certain information with respect to options granted during the year ended December 31, 2014 to our executive officers named above in the Summary Compensation Table.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards (1)	Grant Date Fair Value of Stock and Option Awards (1)
Lynn Powers	3/11/14	200,000	$5.30	$147,559
Steve Thomas	11/4/14	20,000	$7.71	$82,259
John Jackson	11/4/14	50,000	$7.71	$205,648

(1)	The options were granted pursuant to Gaiam’s 2009 Long-Term Incentive Plan and approved by the compensation committee of the board. The exercise price per share of the options granted to Mr. Jackson and Mr. Thomas was equal to the closing price of the underlying stock on the date of the grant. The award granted to Ms. Powers was a one-year extension of a previously granted award, and the amount in the table reflects the incremental value of the extension. Assumptions used in the calculation of the amounts are included in Note 11 to our consolidated financial statements included elsewhere in this Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table includes certain information as of December 31, 2014 with respect to unexercised options previously awarded to our executive officers named above in the Summary Compensation Table.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price (1)(2)	Option Expiration Date (1)(3)
Name	Exercisable (1)	Unexercisable (1)
Lynn Powers	109,200	—	$5.30	3/31/16
	50,000	—	$5.00	11/13/15
	132,000	68,000	$5.31	5/12/21
John Jackson	15,600	4,400	$7.18	11/18/17
	2,000	23,000	$6.18	10/30/23
	1,000	49,000	$7.71	11/4/24
Stephen J. Thomas	5,000	—	$5.00	11/13/15
	5,000	—	$5.00	6/3/15
	10,000	—	$5.00	12/13/15
	18,800	1,200	$7.65	3/4/17
	15,600	4,400	$7.18	11/18/17
	3,200	36,800	$6.18	10/30/23
	400	19,600	$7.71	11/4/24

(1)	This table reflects the status of option awards granted pursuant to our 2009 and 1999 Long-Term Incentive Plans as of December 31, 2014. The options vest and become exercisable at 2% per month over the 50 months beginning in the 11th month after date of grant. The exercise price of the options is equal to or greater than the closing stock market price of our Class A Common Stock on the date of grant. Options granted prior to 2011 expire seven years from date of grant and options granted during 2011 and thereafter expire ten years from the date of grant.
(2)	During 2009, certain option awards originally granted prior to 2009 for Messrs. Jackson and Thomas were repriced to $5.00 per share.
(3)	In March 2012, we extended the expiration date by two years for options held by the employees in the table above. As a result of these grant modifications, the option expiration date of option awards granted (a) to Ms. Powers that were scheduled to expire on March 31, 2012, and (b) to Mr. Thomas that was scheduled to expire on December 13, 2013, were each extended by two years. In March 2014, the options scheduled to expire for Ms. Powers on March 31, 2014 were extended one additional year to March 31, 2015.

OPTION EXERCISES AND STOCK VESTED TABLE

The following table includes certain information with respect to options exercised during the year ended December 31, 2014 by any of our executive officers named above in the Summary Compensation Table.

	Option Awards
	Number of Shares Acquired on Exercise (1)	Value Realized on Exercise (1)
Name
Lynn Powers	90,800	$273,475
John Jackson	55,000	$129,014

(1)	All exercises of option awards during 2014 were cashless, meaning that certain shares issued upon exercise were immediately sold in order to pay the exercise price and certain tax withholding amounts. The amount listed in the Value Realized on Exercise column is the sale price less the exercise price of the option times the number of shares issued and immediately sold.

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

In 2014, our executive officers were eligible to receive the same health care coverage that is generally available to other of our employees. We also offered a number of other benefits to our named executive officers pursuant to benefit programs that provide for broad-based employee participation. These benefits programs included medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs (including chiropractic, massage therapy, acupuncture, and fitness classes), relocation/expatriate programs and services, educational assistance, and certain other benefits.

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

STOCK OPTION GRANT TIMING PRACTICES

During 2014, our compensation committee and our board consistently applied the following guidelines for stock option grant timing practices.

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

COMPENSATION OF MR. RYSAVY

The board approved annual base salary for Mr. Rysavy was $412,000, in 2014 and 2013. However, he has voluntarily requested that his salary rate be reduced to reflect the decrease in his time devoted to our business. As a result, Mr. Rysavy received an aggregate salary of $114,423 during 2014 and $60,000 during 2012. Mr. Rysavy served as our Chief Executive Officer until March 2009. He continues to serves as our Chairman and is our largest shareholder. Prior to 2013, at Mr. Rysavy’s request, he had not been given any bonuses or awarded any stock options in the last ten years. Our compensation committee and our board of directors strongly believe that Mr. Rysavy’s salary and overall compensation level are modest given the importance of Mr. Rysavy to our future, his previous experience and business accomplishments and the market value of his skill set as an executive.

EMPLOYMENT CONTRACTS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

During 2014, our compensation committee implemented the following change of control policy: In event of a “transaction”, through a “change in voting control of the stock” of the Company or a divestiture of the majority of the company, 50% of the unvested stock options or restricted stock units held by executive officers will vest. An executive officer’s employment or salary is guaranteed for one year subsequent to such a transaction as long as the officer is not terminated with “cause.” Our directors, officers, and managers are required to sign a confidentiality agreement and, upon receiving a stock option grant, a two-year non-compete agreement commencing with the date they leave our company.

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

DIRECTOR COMPENSATION TABLE

The following table provides compensation information for the one year period ended December 31, 2014 for each non-employee member of our board of directors:

Name	Fees Earned or Paid in Cash (2)	Stock Awards (1)(2)(3)	Option Awards (4)	Total
James Argyropoulos	—	$29,006	—	$29,006
Michael Zimmerman	$5,000	—	—	$5,000
Paul Sutherland	—	$55,995	—	$55,995
Wendy Schoppert	$34,000	$34,005	—	$68,005
Kristin Frank	$22,500	$22,503	—	$45,003
Chris Jaeb	$15,000	—	—	$15,000

(1)	Amounts in the Stock Awards column reflect the aggregate grant date fair value of awards granted during 2014.
(2)	Amounts in the Fees Earned or Paid in Cash and Stock Awards columns include fees for services rendered during 2014, some of which were not administratively paid or issued until 2015.
(3)	The directors received stock awards with the following fair values on the dates specified. Such awards represent 2014 compensation, in lieu of cash, for services as directors.

Name	September 30, 2014	December 31, 2014
James Argyropoulos	$15,003	$14,003
Kristin Frank	$11,003	$11,500
Wendy Schoppert	$19,003	$15,002
Paul Sutherland	$30,997	$24,998

(4)	At year end, Mr. Argyropoulos had 30,000 outstanding option awards which were all exercisable, and the aggregated grant date fair value was $183,500. No other directors had outstanding options at year end.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2014, our compensation committee was comprised of Ms. Frank (chairperson), Ms. Schoppert, and Mr. Sutherland. None of the members of our compensation committee has at any time been an officer or employee of our company or has any interlocking relationships that are subject to disclosure under the rules of the Securities and Exchange Commission relating to compensation committees.

COMPENSATION COMMITTEE REPORT

Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2014. Based on the review and discussions, our compensation committee recommended to the board, and the board has approved, that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the fiscal year ended December 31, 2014. This report is submitted by our compensation committee.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION AT FISCAL YEAR-END

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,448,684	$6.17	1,465,932
Equity compensation plans not approved by security holders	—	—	—

Total	1,448,684	$6.17	1,465,932

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 27, 2015 (except as noted) for (i) each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our Class A Common Stock or Class B Common Stock, (ii) each director, (iii) each executive officer named above in the Summary Compensation Table, and (iv) all current directors and executive officers as a group. We have based our calculation of the percentage of beneficial ownership on 19,089,008 shares of our Class A Common Stock and 5,400,000 shares of our Class B Common Stock outstanding on February 27, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class A	Percent of Total Shares Outstanding
Prentice Capital Management, LP (4)	2,578,028	13.51%	10.53%
Columbia Wanger Asset Management, LLC (5)	2,216,229	11.61%	9.05%
Royce & Associates, LLC (6)	1,914,070	10.03%	7.82%
Financial & Investment Management Group, Ltd (7)	1,719,374	9.01%	7.02%
BlackRock, Inc. (8)	977,769	5.12%	3.99%
Ariel Investments, LLC (9)	836,310	4.38%	3.42%
Jirka Rysavy (10)	6,048,682	24.70%	24.70%
Lynn Powers (11)	531,200	2.74%	2.14%
John Jackson (12)	26,921	*	*
Stephen Thomas (13)	66,000	*	*
James Argyropoulos (14)	510,232	2.67%	2.08%
Bart Foster (15)	—	—	—
Kristin E. Frank (16)	7,039	*	*
Chris Jaeb	—	—	—
Wendy Lee Schoppert (17)	7,261	*	*
Paul Sutherland (7)	1,748,695	9.16%	7.14%
Michael Zimmerman (4)	2,589,733	13.57%	10.58%
All directors and officers as a group (10 persons)	11,535,763	59.10%	46.29%

*	Indicates less than one percent ownership.
(1)	This table is based upon information supplied by officers, directors and principal shareholders directly to us or on Schedules 13D and 13G and Forms 3, 4 and 5 filed with the Securities and Exchange Commission. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted. Share amounts and percent of class include securities convertible into, and stock options exercisable for, shares of our Class A Common Stock and restricted stock vesting within 60 days after February 27, 2015.
(2)	This column represents a beneficial owner’s percentage of ownership for a respective class of our common stock.
(3)	This column represents a beneficial owner’s percentage of ownership of our Class A Common Stock, assuming conversion of all 5,400,000 outstanding shares of our Class B Common Stock. One share of our Class B Common Stock is convertible into one share of our Class A Common Stock.

(4)	According to a report on Schedule 13D/A filed with the Securities and Exchange Commission on June 8, 2012 by Prentice Capital Management, LP and Michael Zimmerman. According to the filing, the securities consist of (a) 2,578,528 shares of our Class A Common Stock directly held by investment funds and in investment accounts managed by Prentice Capital Management, LP over which Prentice Capital Management, LP and Michael Zimmerman share voting and dispositive power; and (b) 11,705 shares of our Class A Common Stock directly held by The Michael & Holly Zimmerman Family Foundation, Inc. over which Michael Zimmerman shares voting and dispositive power. Prentice Capital Management, LP and Michael Zimmerman disclaim beneficial ownership over the securities. The address for Prentice Capital Management, LP and Mr. Zimmerman is 33 Benedict Place, 2nd Floor, Greenwich, CT 06830.
(5)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2015 by Columbia Wanger Asset Management, LLC and Columbia Acorn Fund. Columbia Wanger Asset Management, LLC is an investment adviser and the securities are owned by Columbia Acorn Fund and various other investment companies and managed accounts. Columbia Wanger Asset Management, LLC disclaims beneficial ownership over the securities. Columbia Acorn Fund has sole voting and investment power over 2,100,000 shares of Class A Common Stock. The address for Columbia Wagner Asset Management, LLC and Columbia Acorn Fund is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.
(6)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 5, 2015. According to the filing, Royce & Associates, LLC, is an investment adviser. The address for Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.
(7)	According to a report on Schedule 13G filed with the Securities and Exchange Commission on January 13, 2015 by Financial & Investment Management Group, Ltd. (“FIMgroup”) and information provided by Mr. Sutherland as of February 23, 2015. The securities consist of (a) 1,709,474 shares of our Class A Common Stock beneficially owned by FIMgroup in its capacity as investment adviser to its clients other than Mr. Sutherland; (b) 5,900 shares of our Class A Common Stock directly owned by FIMgroup; (c) 4,000 shares of our Class A Common Stock directly owned by FIMgroup’s 401(k) plan for the benefit of Mr. Sutherland; (d) 8,129 shares of our Class A Common Stock directly owned by Mr. Sutherland; (e) 150 shares jointly owned by Mr. Sutherland and his son; and (f) 21,042 shares of our Class A Common stock directly owned by a trust for which Mr. Sutherland serves as the trustee. FIMgroup is an investment adviser and shares voting and dispositive power over the securities beneficially owned with its clients. Mr. Sutherland, in his capacity as an officer of FIMgroup, has shared voting and shared dispositive control over the securities beneficially owned by FIMgroup. FIMgroup and Mr. Sutherland disclaim beneficial ownership of the shares of Class A Common Stock not directly owned by them, respectively. The address for FIMgroup and Mr. Sutherland is 111 Cass St., Traverse City, MI 49684.
(8)	According to a report on Schedule 13G filed with the Securities and Exchange Commission on February 3, 2015. BlackRock, Inc. has sole voting power over 963,786 shares and sole investment power over all of the shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(9)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2015. Ariel Investments, LLC is an investment adviser. Ariel Investments, LLC has sole voting and investment power over 525,778 shares of Class A Common Stock and no voting or investment power over the balance of the securities. The address for Ariel Investments, LLC is 200 E. Randolph Drive, Suite 2900, Chicago, IL 60601.
(10)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014. Includes 5,400,000 shares of our Class A Common Stock issuable upon conversion of shares of our Class B Common Stock.
(11)	Consist of 224,000 shares of our Class A Common Stock, 299,200 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 8,000 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after February 27, 2015.
(12)	Consist of 721 shares of our Class A Common Stock, 22,400 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 3,800 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after February 27, 2015.
(13)	Consist of 62,000 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 4,000 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after February 27, 2015.
(14)	Consist of 176,899 shares of our Class A Common Stock directly held by Mr. Argyropoulos, 303,333 shares of our Class A Common Stock directly held by Argyropoulos Investors, GP and 30,000 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable.
(15)	Consist of 7,039 shares of our Class A Common Stock
(16)	Consist of 7,261 shares of our Class A Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Any related party transaction is reviewed by disinterested members of management and, if material, by disinterested members of our board or a committee thereof to ensure that the transaction reflects terms that are at least as favorable for us as we would expect in a similar transaction negotiated at arm’s length by unrelated parties.

Jacquelyn Abraham, the daughter of Gaiam’s Director and Chief Executive Officer, Lynn Powers, served as Gaiam’s Vice President of Human Resources, and left the company in December 2014. During 2014, she earned an annual salary of $175,069 and received a bonus of $40,000.

DIRECTOR INDEPENDENCE

Our board of directors currently consists of eight members and meets regularly during the year. Our board of directors has determined that each of Messrs. Argyropoulos, Sutherland, and Jaeb and Ms. Frank and Schoppert are independent as defined by the listing standards of the NASDAQ Global Market.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional services rendered by EKS&H LLLP for the years ended December 31, 2014 and 2013:

Audit and Non-Audit Fees (in $000’s)	2014	2013
Audit fees (1)	$245	$300
Audit related fees (2)	$5	$14
Tax fees (3)	$50	$19

Total	$300	$333

(1)	Audit fees are fees that we paid for the audit of our annual financial statements included in our annual report on Form 10-K and review of unaudited financial statements included in our quarterly reports on Form 10-Q; for the audit of our internal control over financial reporting; for services that are normally provided by the auditor in connection with business combination, statutory or regulatory filings or engagements, including the potential spin-off of Gaiam TV and our acquisition of Vivendi Entertainment; and all costs and expenses in connection with the above.
(2)	Audit related fees consisted of accounting consultations.
(3)	Tax fees represent fees charged for services for tax advice, tax compliance, and tax planning.

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

EKS&H LLLP is currently engaged to provide auditing services through the third quarter of 2015. Our audit committee is in negotiations with EKS&H LLLP to be our independent registered public accounting firm for the remainder of 2015. Representatives of EKS&H LLLP are expected to be present at our 2015 annual meeting of shareholders and will have an opportunity to make a statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules:

Schedule II Consolidated Valuation and Qualifying Accounts.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

2.1	Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.2	First Amendment, dated March 9, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.3	Second Amendment, dated March 12, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.4	Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm Entertainment Holdings, LLC, Gaiam Americas, Inc. and solely for purposes of Article 2, Article 8 and Article 9, Gaiam, Inc. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated October 17, 2013 and filed October 23, 2013 (No. 000-27517)).†

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333-83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

Exhibit No.	Description

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009, between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).*

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014 (No. 000-27517)).

10.20	Agreement, dated January 7, 2015, between Gaiam, Inc. and Bart Foster (filed herewith).*

21.1	List of Gaiam, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

Exhibit No.	Description

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer
March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chairman of the Board and Chairman	March 13, 2015

/s/ Lynn Powers Lynn Powers	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015

/s/ James Argyropoulos James Argyropoulos	Director	March 13, 2015

/s/ Kristin Frank Kristin Frank	Director	March 13, 2015

/s/ Chris Jaeb Chris Jaeb	Director	March 13, 2015

/s/ Wendy Schoppert Wendy Schoppert	Director	March 13, 2015

/s/ Paul Sutherland Paul Sutherland	Director	March 13, 2015

/s/ Michael Zimmerman Michael Zimmerman	Director	March 13, 2015

/s/ Stephen J. Thomas Stephen J. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2015

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.2	First Amendment, dated March 9, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.3	Second Amendment, dated March 12, 2012, to Purchase Agreement, dated March 6, 2012 among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).**

2.4	Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm Entertainment Holdings, LLC, Gaiam Americas, Inc. and solely for purposes of Article 2, Article 8 and Article 9, Gaiam, Inc. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated October 17, 2013 and filed October 23, 2013 (No. 000-27517)).†

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333-83283)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006 (No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed on November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.4	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.5	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).*

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

Exhibit No.	Description

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009, between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.11	Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.14	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).*

10.15	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).*

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014 (No. 000-27517)).

10.20	Agreement, dated January 7, 2015, between Gaiam, Inc. and Bart Foster (filed herewith).*

21.1	List of Gaiam, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.