Form 10-Q
period 2015-03-31
GAIAM, INC
filed 2015-05-08
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2015
Class A Common Stock ($.0001 par value)	19,118,708
Class B Common Stock ($.0001 par value)	5,400,000

GAIAM, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, legal disputes or arbitration proceedings, general economic conditions, competition, changing consumer preferences, inventory risk, acquisitions, new initiatives undertaken by us, loss of key personnel, our founder’s control of us, brand reputation, difficulty obtaining financing, product liability, dependence on third-party suppliers, reliance on communication and shipping networks, reliance on security and information systems, the effect of government regulation, legal liability for website content, , center, our reliance on a centralized fulfillment center, fluctuations in quarterly operating results, increases in postage and shipping costs, changing reporting requirements, the potential separation of our subscription unit from the Gaiam-branded business resulting in two separate publicly traded companies and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2015, the interim results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. These interim statements have not been audited. The balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2014.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$16,894	$15,772
Accounts receivable, net	15,677	30,266
Inventory, less allowances	20,116	20,154
Other current assets	14,405	11,998
Current assets of discontinued operations	300	582

Total current assets	67,392	78,772
Property and equipment, net	24,043	23,231
Media library, net	8,068	7,691
Goodwill	15,448	15,448
Other intangibles, net	815	823
Other assets	13,823	12,667

Total assets	$129,589	$138,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,039	$18,837
Accrued liabilities	19,276	19,859
Participations payable	736	377

Total current liabilities	34,051	39,073

Commitments and contingencies

Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,115,418 and 19,084,958 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2015 and December 31, 2014	1	1
Additional paid-in capital	171,731	171,315
Accumulated other comprehensive loss	(245)	(200)
Accumulated deficit	(80,221)	(76,329)

Total Gaiam, Inc. shareholders’ equity	91,268	94,789
Noncontrolling interest	4,270	4,770

Total equity	95,538	99,559

Total liabilities and equity	$129,589	$138,632

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
	(unaudited)
Net revenue	$37,638	$37,611
Cost of goods sold	20,391	20,591

Gross profit	17,247	17,020

Expenses:
Selling and operating	16,681	16,363
Corporate, general and administration	3,434	3,110
Other general expense	—	25

Total expenses	20,115	19,498

Loss from operations	(2,868)	(2,478)
Interest and other (expense) income	(501)	38
Gain on sale of investments	—	438

Loss before income taxes and noncontrolling interest	(3,369)	(2,002)
Income tax expense	49	96

Loss from continuing operations	(3,418)	(2,098)
(Loss) income from discontinued operations, net of tax	(466)	26

Net loss	(3,884)	(2,072)
Net income attributable to noncontrolling interest	(8)	(62)

Net loss attributable to Gaiam, Inc.	$(3,892)	$(2,134)

Net loss per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
From continuing operations	$(0.14)	$(0.09)
From discontinued operations	$(0.02)	$0.00

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.16)	$(0.09)

Weighted-average shares outstanding:
Basic and diluted	24,490	24,006

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
	(unaudited)
Net loss	$(3,884)	$(2,072)
Accumulated other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(67)	11
Unrealized gain on equity security, net of tax	—	232

Comprehensive loss	(3,951)	(1,829)

Less: comprehensive loss (income) attributable to the noncontrolling interest	14	(16)

Comprehensive loss attributable to Gaiam, Inc.	$(3,937)	$(1,845)

See accompanying notes to the interim condensed consolidated financial statements

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2015	2014
	(unaudited)
Operating activities
Net loss	$(3,884)	$(2,072)
Loss (income) from discontinued operations	466	(26)

Net loss from continuing operations	(3,418)	(2,098)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities—continuing operations:
Depreciation	590	512
Amortization	543	518
Share-based compensation expense	283	583
Gain on sale of investments	—	(438)
Loss on translation of foreign currency	544	(28)
Other	(24)	(43)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	14,657	7,598
Inventory, less allowances	(12)	399
Deferred advertising costs	—	(272)
Advances	(1,826)	459
Other assets	(1,492)	(647)
Accounts payable	(4,924)	(3,273)
Participations payable	359	(3,478)
Accrued liabilities	(440)	(2,237)

Net cash provided by (used in) operating activities—continuing operations	4,840	(2,445)
Net cash (used in) provided by operating activities—discontinued operations	(184)	239

Net cash provided by (used in) operating activities	4,656	(2,206)

Investing activities
Proceeds from sale of investments	—	438
Purchase of property, equipment and media rights	(2,317)	(1,208)
Purchase of businesses, net of acquired cash	(223)	—

Net cash used in investing activities	(2,540)	(770)

Financing activities
Proceeds from issuance of stock	133	193
Dividends paid to noncontrolling interest	(486)	—

Net cash (used in) provided by financing activities	(353)	193

Effect of exchange rates on cash	(641)	99
Net change in cash	1,122	(2,684)
Cash at beginning of period	15,772	32,229

Cash at end of period	$16,894	29,545

Supplemental cash flow information
Income taxes paid	$285	$147
Interest paid	$3	$13

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaiam” refer to Gaiam, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaiam, Inc. and its consolidated subsidiaries (“the Company”) provide a broad selection of yoga, fitness, and wellness products, with media, subscription and travel services to customers who value personal development, wellness, ecological lifestyles, responsible media and conscious community. We were incorporated under the laws of the State of Colorado on July 7, 1988.

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

2. Spin-off of Gaiam TV

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

Effective January 1, 2015, Gaiam, Inc. contributed to Gaiam TV its 100% membership interest in Boulder Road LLC, a Colorado limited liability company. Boulder Road LLC is the sole owner of the property located at 833 West South Boulder Road in Louisville, Colorado, which is the location for our operations and the principal executive offices of Gaiam, Inc., Gaiam TV and various other companies. The Gaiam, Inc. business unit has entered into a lease agreement with Boulder Road LLC effective with the contribution. The intercompany transactions have been eliminated in the accompanying condensed consolidated financial statements.

3. Investments

We did not sell any investments or recognize any gains on sales of investments during the quarter ended March 31, 2015. During the three months ended March 31, 2014, we reported a gain of $0.4 million on the sale of our Real Goods Solar, Inc. (“RGSE”) class A common stock. The value of the stock had been previously reduced to zero through the recognition of our portion of RGSE’s net losses.

4. Equity

During the first three months of 2015, we issued 6,000 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2015. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first three months of 2015, we issued 24,000 shares of our Class A common stock with net proceeds of $0.1 million in connection with option exercises. The following is a reconciliation from December 31, 2014 to March 31, 2015 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2014	$99,559		$(76,329)	$(200)	$3	$171,315	$4,770
Issuance of Gaiam, Inc. common stock for stock option exercises and share-based compensation	416		—	—	—	416	—
Dividends paid to noncontrolling interest	(486)		—	—	—	—	(486)

Comprehensive loss:
Net (loss) income	(3,884)	(3,884)	(3,892)	—	—	—	8
Foreign currency translation adjustment, net of taxes of $29	(67)	(67)	—	(45)	—	—	(22)

Comprehensive loss		$(3,951)

Balance at March 31, 2015	$95,538		$(80,221)	$(245)	$3	$171,731	$4,270

5. Share-Based Payments

During the first three months of 2015 and 2014, we extended the term of certain options granted under our 2009 Long-Term Incentive Plan to a member of our executive team for an additional year, and recognized $0.1 and $0.4 million of associated stock compensation expense. Total share-based compensation expense is reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

6. Net Loss per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,088,000 and 888,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended March 31, 2015 and 2014, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Net loss attributable to Gaiam, Inc. common shareholders:
Loss from continuing operations	$(3,426)	$(2,160)
(Loss) income from discontinued operations	(466)	26

Net loss attributable to Gaiam, Inc.	$(3,892)	$(2,134)

Weighted average shares for basic and diluted net loss per share	24,490	24,006

Net loss per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
Loss from continuing operations	$(0.14)	$(0.09)
(Loss) income from discontinued operations	$(0.02)	$0.00

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.16)	$(0.09)

7. Income Taxes

During the fourth quarter of 2013, we determined that a full valuation allowance against our deferred tax assets was necessary due to the cumulative loss incurred over the three-year period ended December 31, 2013. Since that time, we have continued to provide a full valuation allowance against deferred tax assets. As income is generated in future periods, the Company expects to reverse the valuation allowance as utilization of the deferred tax assets occurs.

8. Segment Information

We manage our company and aggregate our operational and financial information in accordance with two reportable segments, which are aligned based on their products or services:

Gaiam Brand:	This segment includes all our branded yoga, fitness, and wellness products. It also includes our eco-travel subsidiary.

Gaiam TV:	This segment includes our digital video streaming service. We previously announced that we are pursuing the potential spin off of this segment into a separate company.

Amounts shown as “Other unallocated corporate expenses” in the table below, are primarily expenses of being a public company, which we do not allocate to our segments. Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses.

Financial information for our segments is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net revenue:
Gaiam Brand	$34,532	$35,315
Gaiam TV	3,106	2,296

Consolidated net revenue	37,638	37,611

Contribution (loss) income:
Gaiam Brand	(260)	100
Gaiam TV	(2,327)	(2,208)

Segment contribution loss	(2,587)	(2,108)
Other unallocated corporate expenses	(281)	(370)

Consolidated contribution loss	(2,868)	(2,478)

Reconciliation of contribution loss to net (loss) income attributable to Gaiam, Inc.:
Interest and other (expense) income	(501)	38
Gain on sale of investments	—	438
Income tax expense	(49)	(96)
(Loss) income from discontinued operations	(466)	26
Net income attributable to noncontrolling interest	(8)	(62)

Net (loss) income attributable to Gaiam, Inc.	$(3,892)	$(2,134)

As discussed in Note 2, Gaiam TV filed a registration statement on Form 10 with the SEC on February 20, 2015. The segment amounts presented here and discussed elsewhere in this Form 10-Q vary insignificantly from the amounts reported by Gaiam TV in the Form 10, as the Form 10 requires that certain items be recast for stand-alone presentation.

9. Commitments and Contingencies

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

The Company believes that Cinedigm’s arbitration claims are without merit and represent a post-closing attempt to renegotiate the MIPA purchase price, and the Company intends to assert its positions vigorously through the legal process. Moreover, the Company believes that if the working capital mechanism is properly applied, Cinedigm owes the Company over $8.0 million, and the Company has initiated an arbitration process against Cinedigm. In addition to its working capital claim, the Company is pursuing a claim of approximately $700,000 against Cinedigm in connection with the Transition Services Agreement executed as part of the MIPA transaction, and is reviewing other claims that it may pursue against Cinedigm. The dispute outcome cannot be predicted at this time.

In view of the inherent difficulty of predicting the outcome of any asserted claim, particularly where large or indeterminate damages are sought, the Company cannot predict the outcome of any pending matter, the timing of ultimate resolution, or the eventual gain or loss (in each case, if any). However, in light of the uncertainty of litigation generally and the uncertainty of collection with regard to any judgment that the Company seeks, as well as the more certain substantial legal fees and costs that the Company expects to expend in the matter (which may continue into 2016), the Company accrued a litigation-related reserve in the fourth quarter of 2014 of $3.0 million. Legal costs associated with the working capital claim are being recorded as a component of discontinued operating expenses.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2015 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

The sale of GVE to Cinedigm was subject to customary adjustments, including a post-closing working capital adjustment, which is currently in dispute (see Note 9). After the sale was consummated, we continued providing extensive administrative and accounting services to the buyer through May 2014. Since May 2014, our services have been limited to collection of outstanding receivables on their behalf.

The income from discontinued operations amounts as reported on our consolidated statements of operations were comprised of the following amounts:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net revenue	$—	$2,254

(Loss) income from operations before income taxes	(466)	26

Income tax expense	—	—

Income from operations of discontinued operations	$(466)	$26

11. Exit Activity Costs

During the fourth quarter of 2013, as a result of the sale of GVE and the discontinuation of DRTV, we recorded impairment charges on certain media and assets; and recorded accruals for termination benefits. Those accruals are included in accrued expenses in our condensed consolidated balance sheets. The activity in the accrual for termination benefits for the three months ended March 31, 2015 is as follows:

Balance, December 31, 2014	$1,765
Payments made	(57)

Balance, March 31, 2015	$1,708

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Outlook

We design, create, and market products and media for consumers who are interested in yoga, fitness, and wellness. Additionally, we operate a subscription video on-demand service, Gaiam TV, which is dedicated to creating, acquiring, and delivering conscious media. Through our business activities, we seek to position our brand as a trusted source for products and information that are relevant to our consumers’ active lifestyles and transformational journeys. Our broad distribution network includes retail, online, and digital channels. Our business is vertically integrated from product design and content creation through product development and sourcing, to customer service and distribution. This efficient supply chain enables us to provide quality products at competitive prices for all of our brands.

We intend to build upon our authenticity and heritage in the yoga, fitness, wellness, and conscious media sectors. We believe that the size of our end markets is growing as a result of growth in yoga participation, greater awareness of health and wellness, and the success of our retail and online partners. We intend to leverage our product development, supply chain, and retail relationships to continue to expand and innovate our brand’s offerings enabling us to capitalize on the growth in our end markets.

We market our products and services across two segments: Gaiam Brand and Gaiam TV.

Gaiam Brand Segment

Gaiam is a leader in the markets for yoga, fitness and wellness products and media content. Gaiam brands include Gaiam, focused on yoga and fitness; Gaiam Restore, focused on wellness; SPRI, focused on fitness; and our eco-travel business.

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

We seek to drive sustainable and profitable growth in this segment by leveraging our brands’ leading market positions and heritage to expand our product offering and distribution channels. We believe that growth in yoga participation, greater awareness of health and wellness, and the success of our retail and online partners is increasing consumer interest in our brands and products, and creates new opportunities for us to expand our offering. Recent examples of our brand extension include the 2012 launch of Gaiam Restore and SPRI Dynamic Recovery brands, our at-home rehabilitative and restorative products, the 2013 launch of our SPRI Cross Train line of high-intensity fitness accessories and most recently, the launch of our yoga apparel line during the first quarter of 2015.

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

Gaiam’s Board of Directors has approved the separation of Gaiam TV and Gaiam Brand into two separate publicly traded companies. We currently expect the separation to take the form of a tax-free spin-off to shareholders. Our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Net revenues	$37,638	$37,611
Gross profit	17,247	17,020
Selling and operating corporate, general and administration, and other general expenses	20,115	19,498
Loss from operations	(2,868)	(2,478)
Interest and other (expense) income	(501)	38
Gain on sale of investment	—	438
Loss before taxes and noncontrolling interest	(3,369)	(2,002)
Income tax expense	49	96
Net loss from continuing operations	(3,418)	(2,098)
(Loss) income from discontinued operations	(466)	26
Net loss	(3,884)	(2,072)
Net income attributable to noncontrolling interest	(8)	(62)
Net loss attributable to Gaiam, Inc.	$(3,892)	$(2,134)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net revenue	100.0%	100.0%
Cost of goods sold	54.2%	54.7%

Gross profit	45.8%	45.3%

Expenses:
Selling and operating	44.3%	43.5%
Corporate, general and administration	9.1%	8.3%
Other general income and expense	0.0%	0.1%

Total expenses	53.4%	51.9%

Loss from operations	-7.6%	-6.6%
Interest and other (expense) income	-1.4%	0.1%
Gain on sale on investment	—%	1.2%
Loss before taxes and noncontrolling interest	-9.0%	-5.3%
Income tax expense	0.1%	0.3%
Net loss from continuing operations	-9.1%	-5.6%
(Loss) income from discontinued operations	-1.2%	0.1%
Net income attributable to noncontrolling interest	0.0%	-0.2%

Net loss attributable to Gaiam, Inc.	-10.3%	-5.7%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net revenue. Net revenue was $37.6 million during the first quarter of 2015, compared to $37.6 million during the first quarter of 2014. Net revenue in our Gaiam Brand segment decreased $0.8 million, or 2.2%, to $34.5 million during the first quarter of 2015 from $35.3 million during the first quarter of 2014. The decrease in revenues was due to port delays and inventory rebalancing at our largest customer as well as planned declines in catalog sales, partially offset by new revenues from the launch of our apparel line. Net revenue in our Gaiam TV segment increased $0.8 million, or 35.3%, to $3.1 million during the first quarter of 2015 from $2.3 million during the first quarter of 2014. Revenues increased due to continued subscriber growth, and the launch of Gaiam TV on Comcast in January 2015. Gaiam TV revenue growth was negatively impacted as we reduce overall spending to achieve our goal of profitability in this business segment.

Cost of goods sold. Cost of goods sold decreased $0.2 million, or 1.0%, to $20.4 million during the first quarter of 2015 from $20.6 million during the first quarter of 2014. Cost of goods sold in our Gaiam Brand segment decreased $0.4 million, or 2.0%, to $19.9 million during the first quarter of 2015 from $20.3 million during the first quarter of 2014 and, as a percentage of net revenue, stayed roughly flat at 57.6% during the first quarter of 2015 compared to 57.5% during the first quarter of 2014.

Selling and operating expenses. Selling and operating expenses increased $0.3 million, or 1.9%, to $16.7 million during the first quarter of 2015 from $16.4 million during the first quarter of 2014 and, as a percentage of net revenue, increased to 44.3% during the first quarter of 2015 from 43.5% during the first quarter of 2014. The increase was primarily due to increased marketing expenses for Gaiam TV and staffing to support our new apparel line.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.3 million, or 10.4%, to $3.4 million during the first quarter of 2015 from $3.1 million during the first quarter of 2014 and, as a percentage of net revenue, increased to 9.1% during the first quarter of 2015 compared to 8.3% during the first quarter of 2014. The increase was partially due to the addition of a new executive officer during the first quarter of 2015.

Interest and other (expense) income. During the first quarter of 2015, we realized foreign currency losses of $0.5 million due to the strength of the U.S. Dollar in international markets.

Gain on sale of investments. We did not sell any investments or recognize any gains on sales of investments during the quarter ended March 31, 2015. During the first quarter of 2014, we sold shares of RGSE stock for a gain of $0.4 million.

(Loss) income from discontinued operations. During the first quarter of 2015, we recognized $0.5 million in legal costs associated with litigation resulting from the sale of GVE to Cinedigm in 2013.

Net (loss) income attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $3.9 million, or $0.16 per share, during the first quarter of 2015 compared to a net loss of $2.1 million, or $0.09 per share, during the first quarter of 2014.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our e-commerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At March 31, 2015, our cash balance was $16.9 million. Including our investment in Gaiam TV, we estimate that our capital expenditures will total approximately $6.0 million for 2015.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities—continuing operations	$4,840	$(2,445)
Operating activities—discontinued operations	(184)	239

Operating activities	4,656	(2,206)
Investing activities	(2,540)	(770)
Financing activities	(353)	193
Effects of exchange rates on cash	(641)	99

Net increase (decrease) in cash	$1,122	$(2,684)

Operating activities. Cash flow from operations increased $6.9 million during the first three months of 2015 compared to the same period in 2014. The increase was primarily due to $7.0 million increased collection of accounts receivable, and $5.8 million of decreased payments of participations payable and other current liabilities, partially offset by $2.3 million of additional payments for royalty advances, and $1.6 million additional payments of accounts payable.

Investing activities. Our investing activities used net cash of $2.5 million and $0.8 million during the first three months of 2015 and 2014, respectively. The change between years is due to $0.4 million in sales of RGSE stock in 2014, $1.1 million additional capital spending for media and equipment during 2015, and $0.2 additional cash spent to acquire businesses during 2015.

Financing activities. Our financing activities used net cash of $0.4 million during the first three months of 2015 and provided net cash of $0.2 million during the first three months of 2014. The change between years is primarily due to dividends paid to the minority owner of our eco-travel subsidiary during the first quarter of 2015.

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

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our shelf registration stock, tax savings from net operating losses, and borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. In addition, we own our corporate headquarters and could enter into a financing or sale/lease back transaction to provide additional funds. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of March 31, 2015:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$1,050	$774	$276	$—	$—
Minimum distribution payments	5,438	3,159	2,279	—	—

Total contractual obligations	$6,488	$3,933	$2,555	$—	$—

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2014. Historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes. We hold foreign currency and occasionally have forward contracts for foreign currency transactions, the gains and losses from which have been immaterial. We hold a controlling financial interest in Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of March 31, 2015.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S.-dollar-denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of March 31, 2015, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On August 13, 2014, Cinedigm initiated an arbitration proceeding with the American Arbitration Association under the MIPA. See Note 9 Commitments and Contingencies to the interim condensed consolidated financial statements for further details about this proceeding, which disclosure is incorporated by reference herein.

Item 1A.	Risk Factors

No material changes.

Item 5.	Other Information

We have rescheduled our 2015 annual meeting of shareholders, originally scheduled for June 2, 2015, to November 5, 2015 (the “Annual Meeting”) to accommodate the anticipated timing of the Gaiam TV spin-off.

In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended, the deadline for receipt of shareholder proposals for inclusion in our proxy statement for the Annual Meeting pursuant to Rule 14a-8 is 5:00 p.m., Mountain Time, on May 21, 2015. Such proposals are required to contain specified information, including, among other things, information as would be required to be included in a proxy statement under Securities and Exchange Commission rules.

Also, in accordance with Rule 14a-5(f) and pursuant to the terms of our Bylaws, written notice from a shareholder interested in bringing a shareholder proposal before the Annual Meeting outside of the process set forth Rule 14a-8 or nominating a director candidate for election at the Annual Meeting must have been received between July 10, 2015 and August 4, 2015 to be considered timely. Shareholder notices must contain the information required by our Bylaws.

All proposals or other notices should be addressed to us at 833 West South Boulder Road, Louisville, Colorado 80027, Attention: Secretary, Gaiam, Inc.

If we do not have notice of a matter to come before our 2015 annual meeting of shareholders before the deadlines described above, your proxy card for such annual meeting will confer discretionary authority to vote on such matter.

Item 6.	Exhibits

Exhibit No.	Description

10.1†	Agreement, dated January 7, 2015, between Gaiam, Inc. and Bart Foster (incorporated by reference to Exhibit 10.20 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2014 filed March 16, 2015 (No. 000-27517)).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaiam, Inc.
(Registrant)

May 8, 2015	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (authorized officer)

May 8, 2015	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1†	Agreement, dated January 7, 2015, between Gaiam, Inc. and Bart Foster (incorporated by reference to Exhibit 10.20 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2014 filed March 16, 2015 (No. 000-27517)).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan or arrangement.