Form 10-Q
period 2015-06-30
GAIAM, INC
filed 2015-08-07
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2015
Class A Common Stock ($.0001 par value)	19,122,319
Class B Common Stock ($.0001 par value)	5,400,000

GAIAM, INC.

FORM  10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, legal disputes or arbitration proceedings, general economic conditions, competition, changing consumer preferences, inventory risk, acquisitions, new initiatives undertaken by us, loss of key personnel, our founder’s control of us, brand reputation, difficulty obtaining financing, product liability, dependence on third-party suppliers, reliance on communication and shipping networks, reliance on security and information systems, the effect of government regulation, legal liability for website content, our reliance on a centralized fulfillment center, fluctuations in quarterly operating results, increases in postage and shipping costs, changing reporting requirements, the potential separation of our subscription unit from the Gaiam-branded business resulting in two separate publicly traded companies and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2015, the interim results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. These interim statements have not been audited. The balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2014.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$18,426	$15,772
Accounts receivable, net	16,075	30,266
Inventory, less allowances	16,845	20,154
Other current assets	19,835	11,998
Current assets of discontinued operations	300	582

Total current assets	71,481	78,772
Property and equipment, net	24,516	23,231
Media library, net	8,319	7,691
Goodwill	15,448	15,448
Other intangibles, net	728	823
Other assets	12,576	12,667

Total assets	$133,068	$138,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,786	$18,837
Accrued liabilities	26,670	20,236

Total current liabilities	38,456	39,073
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,122,148 and 19,084,958 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	171,939	171,315
Accumulated other comprehensive loss	(227)	(200)
Accumulated deficit	(81,338)	(76,329)

Total Gaiam, Inc. shareholders’ equity	90,377	94,789
Noncontrolling interest	4,235	4,770

Total equity	94,612	99,559

Total liabilities and equity	$133,068	$138,632

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net revenue	$41,146	$32,451	$78,784	$70,062
Cost of goods sold	22,939	16,983	43,330	37,574

Gross profit	18,207	15,468	35,454	32,488

Expenses:
Selling and operating	14,493	15,160	31,213	31,523
Corporate, general and administration	3,602	2,852	7,014	5,962
Other general expense	89	611	89	636

Total expenses	18,184	18,623	38,316	38,121

Income (loss) from operations	23	(3,155)	(2,862)	(5,633)
Interest and other income (expense)	114	27	(370)	65
Gain on sale of investments	—	1,042	—	1,480

Income (loss) before income taxes and noncontrolling interest	137	(2,086)	(3,232)	(4,088)
Income tax expense	125	130	174	226

Net income (loss) from continuing operations	12	(2,216)	(3,406)	(4,314)
(Loss) income from discontinued operations, net of tax	(1,121)	2	(1,587)	28

Net loss	(1,109)	(2,214)	(4,993)	(4,286)
Net income attributable to noncontrolling interest	(8)	(174)	(16)	(236)

Net loss attributable to Gaiam, Inc.	$(1,117)	$(2,388)	$(5,009)	$(4,522)

Net loss per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
From continuing operations	$0.00	$(0.10)	$(0.14)	$(0.19)
From discontinued operations	$(0.05)	$0.00	$(0.06)	$0.00

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.05)	$(0.10)	$(0.20)	$(0.19)

Weighted-average shares outstanding:
Basic	24,511	24,090	24,501	24,048

Diluted	24,610	24,090	24,501	24,048

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net loss	$(1,109)	$(2,214)	$(4,993)	$(4,286)
Accumulated other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(25)	26	(92)	37
Unrealized (loss) gain on equity security, net of tax	—	(30)	—	202
Reclassification of gain on equity security to net income, net of tax	—	(319)	—	(319)

Comprehensive loss	(1,134)	(2,537)	(5,085)	(4,366)

Less: comprehensive loss (income) attributable to the noncontrolling interest	35	(9)	49	(25)

Comprehensive loss attributable to Gaiam, Inc.	$(1,099)	$(2,546)	$(5,036)	$(4,391)

See accompanying notes to the interim condensed consolidated financial statements

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2015	2014
	(unaudited)
Operating activities
Net loss	$(4,993)	$(4,286)
Loss (income) from discontinued operations	1,587	(28)

Net loss from continuing operations	(3,406)	(4,314)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities—continuing operations:
Depreciation	1,156	982
Amortization	1,229	1,239
Share-based compensation expense	473	715
Gain on sale of investments	—	(1,480)
Loss (gain) on remeasurement of foreign currency	343	(36)
Other	25	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	14,326	8,157
Inventory, less allowances	3,264	2,015
Other current and long term assets	(7,668)	(5,235)
Accounts payable	(7,207)	(2,199)
Accrued liabilities	6,311	(1,917)

Net cash provided by (used in) operating activities—continuing operations	8,846	(2,073)
Net cash used in operating activities—discontinued operations	(1,305)	(818)

Net cash provided by (used in) operating activities	7,541	(2,891)

Investing activities
Proceeds from sale of investments	—	2,646
Purchase of property, equipment and media rights	(4,213)	(2,411)

Net cash (used in) provided by investing activities	(4,213)	235

Financing activities
Proceeds from issuance of stock	151	1,326
Dividends paid to noncontrolling interest	(486)	(150)

Net cash (used in) provided by financing activities	(335)	1,176

Effect of exchange rates on cash	(339)	101
Net change in cash	2,654	(1,379)
Cash at beginning of period	15,772	32,229

Cash at end of period	$18,426	30,850

Supplemental cash flow information
Income taxes paid	$594	$424
Interest paid	$2	$22

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaiam” refer to Gaiam, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaiam, Inc. and its consolidated subsidiaries (“the Company”) provide a broad selection of yoga, fitness, and wellness products, content, and eco-travel services. Our products are sold through major retailers in the United States, Canada, Europe and other countries. We also sell our products through digital partners, websites and ecommerce channels. Gaiam TV, our global subscription video streaming service, provides our members with access to conscious media on virtually any internet-connected device anytime, anywhere. We were incorporated under the laws of the State of Colorado on July 7, 1988.

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

2. Spin-off of Gaiam TV

On February 20, 2015, our wholly-owned subsidiary Gaia, Inc. (“Gaiam TV”) filed a registration statement on Form 10 with the Securities and Exchange Commission in connection with the previously announced proposed separation of the Gaiam TV segment from the Gaiam Brand segment into two separate publicly traded companies. Gaiam TV filed an amended Form 10 with the Securities and Exchange Commission on May 29, 2015. The proposed tax-free spin-off will occur through a distribution to Gaiam, Inc.’s shareholders of all the stock of Gaiam TV. Gaiam TV will hold all of the assets and liabilities of the Gaiam TV segment. The Gaiam Brand segment will remain with Gaiam, Inc. after the distribution. The completion of the separation is subject to satisfaction of several conditions. Furthermore, our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur.

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

Effective January 1, 2015, Gaiam, Inc. contributed to Gaiam TV its 100% membership interest in Boulder Road LLC, a Colorado limited liability company. Boulder Road LLC is the sole owner of the property located at 833 West South Boulder Road in Louisville, Colorado, which is the location for our operations and the principal executive offices of Gaiam, Inc., Gaiam TV and various other companies. The Gaiam, Inc. business unit and the Gaiam TV business unit have entered into lease agreements with Boulder Road LLC effective with the contribution. The intercompany transactions have been eliminated in the accompanying condensed consolidated financial statements.

3. Investments

We did not sell any investments or recognize any gains on sales of investments during the six months ended June 30, 2015.

During the six months ended June 30, 2014, we reported a gain of $1.0 million on the sale of our Real Goods Solar, Inc. (“RGSE”) class A common stock. The value of the stock had been previously reduced to zero through the recognition of our portion of RGSE’s net losses.

In connection with the sale of our non-branded entertainment media business to Cinedigm Corp. in October 2013, we received shares of Cinedigm Corp.’s Class A common stock with a fair value of $1.2 million. During June 2014, we sold all of these shares and realized a gain of $0.5 million.

4. Equity

During the first six months of 2015, we issued 10,000 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2015. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first six months of 2015, we issued 27,000 shares of our Class A common stock with net proceeds of $0.2 million in connection with option exercises. The following is a reconciliation from December 31, 2014 to June 30, 2015 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2014	$99,559		$(76,329)	$(200)	$3	$171,315	$4,770
Issuance of Gaiam, Inc. common stock for stock option exercises and share-based compensation	624		—	—	—	624	—
Dividends paid to noncontrolling interest	(486)		—	—	—	—	(486)
Comprehensive loss:
Net (loss) income	(4,993)	(4,993)	(5,009)	—	—	—	16
Foreign currency translation adjustment, net of taxes of $40	(92)	(92)	—	(27)	—	—	(65)

Comprehensive loss		$(5,085)

Balance at June 30, 2015	$94,612		$(81,338)	$(227)	$3	$171,939	$4,235

5. Share-Based Payments

During the first six months of 2015 and 2014, we extended the term of certain options granted under our 2009 Long-Term Incentive Plan to a member of our executive team for an additional year, and recognized $0.1 and $0.4 million of associated stock compensation expense. Total share-based compensation expense is reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

6. Net Loss per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 985,000 and 659,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended June 30, 2015 and 2014, respectively, and 987,000 and 1,531,000 for the six months ended June 30, 2015 and 2014, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net loss attributable to Gaiam, Inc. common shareholders:
Income (loss) from continuing operations	$4	$(2,390)	$(3,422)	$(4,550)
(Loss) income from discontinued operations	(1,121)	2	(1,587)	28

Net loss attributable to Gaiam, Inc.	$(1,117)	$(2,388)	$(5,009)	$(4,522)

Weighted average shares for basic net loss per share	24,511	24,090	24,501	24,048

Effect of dilutive securities	99	—	—	—

Weighted average shares for diluted net loss per share	24,610	24,090	24,501	24,048

Net loss per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
Income (loss) from continuing operations	$0.00	$(0.10)	$(0.14)	$(0.19)
(Loss) income from discontinued operations	$(0.05)	$0.00	$(0.06)	$0.00

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.05)	$(0.10)	$(0.20)	$(0.19)

During the three and six months ended June 30, 2014, we recognized gains on the sales of investments (see Note 3) of $1.0 million and $1.5 million, respectively. Excluding the impact of these gains, net loss per share for the three and six months ended June 30, 2014 would have increased by $0.04 and $0.06 per share, respectively. There were no similar gains recognized in 2015.

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

Amounts shown as “Other unallocated corporate expenses” in the table below, are primarily expenses of being a public company, and legal costs associated with the proposed spin-off of Gaiam TV, which we do not allocate to our segments. Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses. Financial information for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net revenue:
Gaiam Brand	$37,861	$30,035	$72,393	$65,351
Gaiam TV	3,285	2,416	6,391	4,711

Consolidated net revenue	41,146	32,451	78,784	70,062

Contribution income (loss):
Gaiam Brand	2,107	380	2,118	506
Gaiam TV	(1,078)	(1,938)	(3,436)	(4,145)

Segment contribution income (loss)	1,029	(1,558)	(1,318)	(3,639)
Other unallocated corporate expenses	(1,006)	(1,597)	(1,544)	(1,994)

Consolidated contribution income (loss)	23	(3,155)	(2,862)	(5,633)
Reconciliation of contribution income (loss) to net loss attributable to Gaiam, Inc.:
Interest and other income (expense)	114	27	(370)	65
Gain on sale of investment	—	1,042	—	1,480
Income tax expense	(125)	(130)	(174)	(226)
(Loss) income from discontinued operations	(1,121)	2	(1,587)	28
Net income attributable to noncontrolling interest	(8)	(174)	(16)	(236)

Net loss attributable to Gaiam, Inc.	$(1,117)	$(2,388)	$(5,009)	$(4,522)

As discussed in Note 2, Gaiam TV filed an amended registration statement on Form 10 with the SEC on May 29, 2015. The segment amounts presented here and discussed elsewhere in this Form 10-Q vary insignificantly from the amounts reported by Gaiam TV in the Form 10, as the Form 10 requires that certain items be recast for stand-alone presentation.

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

The Company believes that Cinedigm’s arbitration claims are without merit and represent a post-closing attempt to renegotiate the MIPA purchase price, and the Company intends to assert its positions vigorously through the legal process. Moreover, the Company believes that if the working capital mechanism is properly applied, Cinedigm owes the Company over $8.0 million, and this amount is reflected in other assets on the accompanying condensed consolidated balance sheet. The Company has initiated an arbitration process against Cinedigm. In addition to its working capital claim, the Company is pursuing a claim of approximately $700,000 against Cinedigm in connection with the Transition Services Agreement executed as part of the MIPA transaction, and is reviewing other claims that it may pursue against Cinedigm. The dispute outcome cannot be predicted at this time.

In view of the inherent difficulty of predicting the outcome of any asserted claim, particularly where large or indeterminate damages are sought, the Company cannot predict the outcome of any pending matter, the timing of ultimate resolution, or the eventual gain or loss (in each case, if any). However, in light of the uncertainty of litigation generally and the uncertainty of collection with regard to any judgment that the Company seeks, as well as the more certain substantial legal fees and costs that the Company expects to expend in the matter (which may continue into 2016), the Company accrued a litigation-related reserve in the fourth quarter of 2014 of $3.0 million. Costs associated with the dispute are being recorded as a component of discontinued operating expenses.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2015 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

The sale of GVE to Cinedigm was subject to customary adjustments, including a post-closing working capital adjustment, which is currently in dispute (see Note 9). The losses from discontinued operations generated during 2015 are mainly attributable to legal costs associated with the dispute. After the sale was consummated, we continued providing extensive administrative and accounting services to the buyer through May 2014. We have not provided any significant services since that time.

The (loss) income from discontinued operations amounts as reported on our consolidated statements of operations were comprised of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net revenue	$—	$255	$—	$2,509

(Loss) income from operations before income taxes	(1,121)	2	(1,587)	28

(Loss) income from operations of discontinued operations	$(1,121)	$2	$(1,587)	$28

11. Exit Activity Costs

During the fourth quarter of 2013, as a result of the sale of GVE and the discontinuation of DRTV, we recorded impairment charges on certain media and assets; and recorded accruals for termination benefits. Those accruals are included in accrued expenses in our condensed consolidated balance sheets. The activity in the accrual for termination benefits for the six months ended June 30, 2015 is as follows:

Balance, December 31, 2014	$1,765
Payments made	(113)

Balance, June 30, 2015	$1,652

12. Subsequent Events

On July 23, 2015, Boulder Road LLC, a subsidiary of Gaiam TV, entered into a revolving line of credit agreement with a bank in the amount of $5.5 million. The note bears interest at the prime rate plus 3.25%, is guaranteed by Gaiam, Inc. and Gaiam TV, and is secured by a Deed of Trust filed against the real property on which the principal offices of the Company are located. No amounts were outstanding under the line of credit at June 30, 2015.

On July 24, 2015, the Company formed a partnership with a third party to jointly market a fitness-based infomercial and its associated products. Under the arrangement, the Company will provide an infomercial which it has developed, and the third party will provide the necessary working capital to advertise and market the infomercial worldwide.

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

We develop and market yoga, fitness and wellness accessories, apparel, and media under Gaiam’s brands. These products are sold primarily through major national retailers in the United States, Canada, Europe, and other countries, with placement in over 38,000 retail doors worldwide. We also sell our products through our website and catalogs. Our products and services are targeted to all levels of yoga and fitness enthusiasts, including professionals. We believe that consumers are attracted to our products because of their design, functional characteristics, and our unique brand heritage. Our accessories include yoga mats, bags, straps and blocks; media content including digital media and apps; restorative and massage accessories such as rollers, resistance cords and balance balls; fitness gear such as weights, braided resistance tubing, and cross train equipment; and various other offerings. Our comprehensive line of apparel includes pants, shorts, tops and jackets designed around yoga.

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

We seek to drive sustainable and profitable growth in this segment by leveraging our brands’ market positions and heritage to expand our product offering and distribution channels. We believe that growth in yoga participation, greater awareness of health and wellness, and the success of our retail and online partners is increasing consumer interest in our brands and products, and creates new opportunities for us to expand our offering. Recent examples of our brand extension include the 2012 launch of Gaiam Restore and SPRI Dynamic Recovery brands, our at-home rehabilitative and restorative products, the 2013 launch of our SPRI Cross Train line of high-intensity fitness accessories and most recently, the launch of our yoga apparel line during the first quarter of 2015.

We recently launched or updated certain websites, evolving our e-commerce experience to focus on engaging customers through digital content, and social and mobile marketing across various devices. With the acquisition of Yoga Studio, the leading paid yoga app for mobile and tablet devices, in the fourth quarter of 2014, we launched our interactive digital strategy, which we will continue to develop and leverage as a point of brand engagement. We plan to invest in our online branding and digital offerings, develop emerging talent, utilize social media, and sponsor local events. Additionally, we will significantly reduce the circulation of our catalogs going forward as the direct-to-consumer business has shifted online.

Gaiam TV Segment

Gaiam TV is a global digital video subscription service with approximately 7,000 titles which caters to an underserved subscriber base. Gaiam TV’s digital content is available to subscribers on virtually any Internet connected device anytime, anywhere commercial free. The subscription also allows subscribers to download and view files from the library without being actively connected to the internet. Through Gaiam TV subscriptions, customers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is available exclusively to Gaiam TV subscribers for digital streaming.

In October 2013, Gaiam TV acquired My Yoga Online, an on-line yoga video streaming subscription business in Canada. With this acquisition we grew our content library by approximately 1,300 video titles and expanded our international subscriber base. We plan to continue investing in international expansion, both in terms of subscribers and content.

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

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net revenues	$41,146	$32,451	$78,784	$70,062
Gross profit	18,207	15,468	35,454	32,488
Selling and operating corporate, general and administration	18,184	18,623	38,316	38,121
Income (loss) from operations	23	(3,155)	(2,862)	(5,633)
Interest and other income (expense)	114	27	(370)	65
Gain on sale of investment	—	1,042	—	1,480
Income (loss) before taxes and noncontrolling interest	137	(2,086)	(3,232)	(4,088)
Income tax expense	125	130	174	226
Net income (loss) from continuing operations	12	(2,216)	(3,406)	(4,314)
(Loss) income from discontinued operations	(1,121)	2	(1,587)	28
Net loss	(1,109)	(2,214)	(4,993)	(4,286)
Net income attributable to noncontrolling interest	(8)	(174)	(16)	(236)
Net loss attributable to Gaiam, Inc.	$(1,117)	$(2,388)	$(5,009)	$(4,522)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.8%	52.3%	55.0%	53.6%

Gross profit	44.2%	47.7%	45.0%	46.4%

Expenses:
Selling and operating	35.2%	46.7%	39.6%	45.0%
Corporate, general and administration	8.8%	8.8%	8.9%	8.5%
Other general expense	0.2%	1.9%	0.1%	0.9%

Total expenses	44.2%	57.4%	48.6%	54.4%

Income (loss) from operations	—%	-9.7%	-3.6%	-8.0%
Interest and other income (expense)	0.3%	0.1%	-0.5%	0.1%
Gain on sale on investment	—%	3.2%	—%	2.1%
Income (loss) before taxes and noncontrolling interest	0.3%	-6.4%	-4.1%	-5.8%
Income tax expense	0.3%	0.5%	0.2%	0.4%
Net income (loss) from continuing operations	—%	-6.9%	-4.3%	-6.2%
(Loss) income from discontinued operations	-2.7%	—%	-2.1%	—%
Net income attributable to noncontrolling interest	—%	-0.5%	—%	-0.3%

Net loss attributable to Gaiam, Inc.	-2.7%	-7.4%	-6.4%	-6.5%

Three months ended June 30, 2015 Compared to Three months ended June 30, 2014

Net revenue. Net revenue was $41.1 million during the second quarter of 2015, compared to $32.5 million during the second quarter of 2014. Net revenue in our Gaiam Brand segment increased $7.8 million, or 26.1%, to $37.9 million during the second quarter of 2015 from $30.0 million during the second quarter of 2014. The increase in revenues was due to the successful launch of our apparel line and additional branded product sales, offset by the planned reduction of our catalog business. Net revenue in our Gaiam TV segment increased $0.9 million, or 36.0%, to $3.3 million during the second quarter of 2015 from $2.4 million during the second quarter of 2014. Revenues increased due to the launch of Gaiam TV on Comcast in January 2015 and continued subscriber growth. Gaiam TV revenue growth was slowed as we reduced overall spending in an effort to achieve our goal of profitability in this business segment before June 30, 2015.

Cost of goods sold. Cost of goods sold increased $6.0 million, or 35.1%, to $22.9 million during the second quarter of 2015 from $17.0 million during the second quarter of 2014. Cost of goods sold in our Gaiam Brand segment increased $5.8 million, or 34.8%, to $22.4 million during the second quarter of 2015 from $16.6 million during the second quarter of 2014 and, as a percentage of net revenue, increased to 59.2% compared to 55.3% during the second quarter of 2014. The increase in costs of goods sold as a percentage of revenue is due to lower average margins on our new apparel line, which is direct imported to the customer reducing our operating freight, fulfillment and inventory costs.

Selling and operating expenses. Selling and operating expenses decreased $0.7 million, or 4.4%, to $14.5 million during the second quarter of 2015 from $15.2 million during the second quarter of 2014 and, as a percentage of net revenue, decreased to 35.2% during the second quarter of 2015 from 46.7% during the second quarter of 2014. The decrease was primarily due to reduced spending in our catalog business, partially offset by increased marketing expenses for Gaiam TV and staffing to support our new apparel line.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.8 million, or 26.3%, to $3.6 million during the second quarter of 2015 from $2.9 million during the second quarter of 2014 and, as a percentage of net revenue, stayed flat at 8.8% for both periods. The increase was due to new headcount and infrastructure to support the growth of the business, and the severance expense associated with the departure of an executive officer during the quarter.

Other general expense. During the second quarter of 2015, we incurred $0.1 million of legal and auditing costs related to the potential spin-off of Gaiam TV, into a separately-traded public company. Expenses associated with the spin-off during the second quarter of 2014 were $0.6 million.

Gain on sale of investments. We did not sell any investments or recognize any gains on sales of investments during the second quarter of 2015. During the second quarter of 2014, we sold all our shares of Cinedigm plus additional shares of RGSE stock and recognized a gain of $1.0 million.

(Loss) income from discontinued operations. During the second quarter of 2015, we recognized $1.1 million in costs associated with litigation resulting from the sale of GVE to Cinedigm in 2013.

Net (loss) income attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $1.1 million, or $0.05 per share, during the second quarter of 2015 compared to a net loss of $2.4 million, or $0.10 per share, during the second quarter of 2014.

Six months ended June 30, 2015 Compared to Six months ended June 30, 2014

Net revenue. Net revenue was $78.8 million during the first six months of 2015, compared to $70.1 million during the first six months of 2014. Net revenue in our Gaiam Brand segment increased $7.0 million, or 10.8%, to $72.4 million during the first six months of 2015 from $65.4 million during the first six months of 2014. The increase in revenues was due to the successful launch of our apparel line and additional branded product sales, offset by the planned reduction of our catalog business, and inventory rebalancing at our largest customer. Net revenue in our Gaiam TV segment increased $1.7 million, or 35.7%, to $6.4 million during the first six months of 2015 from $4.7 million during the first six months of 2014. Revenues increased due to continued subscriber growth. Gaiam TV revenue growth was slowed as we reduced overall spending in an effort to achieve our goal of profitability in this business segment before June 30, 2015.

Cost of goods sold. Cost of goods sold increased $5.8 million, or 15.3%, to $43.3 million during the first six months of 2015 from $37.6 million during the first six months of 2014. Cost of goods sold in our Gaiam Brand segment increased $5.4 million, or 14.6%, to $42.3 million during the first six months of 2015 from $36.9 million during the first six months of 2014 and, as a percentage of net revenue increased to 58.4% during the first six months of 2015 compared to 56.5% during the first six months of 2014. The increase in costs of goods sold as a percentage of revenue is due to lower average margins on our new apparel line, which is direct imported to the customer reducing our operating freight, fulfillment and inventory costs.

Selling and operating expenses. Selling and operating expenses decreased $0.3 million, or 1.0%, to $31.2 million during the first six months of 2015 from $31.5 million during the first six months of 2014 and, as a percentage of net revenue, decreased to 39.6% during the first six months of 2015 from 45.0% during the first six months of 2014. The decrease was primarily due to reduced spending in our catalog business, partially offset by increased marketing expenses for Gaiam TV and staffing to support our new apparel line.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.1 million, or 17.6%, to $7.0 million during the first six months of 2015 from $6.0 million during the first six months of 2014 and, as a percentage of net revenue, increased to 8.9% during the first six months of 2015 compared to 8.5% during the first six months of 2014. The increase was due to new headcount and infrastructure to support the growth of the business, coupled with the arrival and severance of an executive officer during the first six months of 2015.

Other general expense. During the first six months of 2015, we incurred $0.1 million of legal and auditing costs related to the potential spin-off of Gaiam TV, into a separately-traded public company. Expenses associated with the spin-off during the first six months of 2014 were $0.6 million.

Gain on sale of investments. We did not sell any investments or recognize any gains on sales of investments during the first six months of 2015. During the first six months of 2014, we sold all our shares of Cinedigm and most of our remaining shares of RGSE stock and recognized a gain of $1.5 million.

(Loss) income from discontinued operations. During the first six months of 2015, we recognized $1.6 million in costs associated with litigation resulting from the sale of GVE to Cinedigm in 2013.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $5.0 million, or $0.20 per share, during the first six months of 2015 compared to a net loss of $4.5 million, or $0.19 per share, during the first six months of 2014.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our e-commerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At June 30, 2015, our cash balance was $18.4 million. Including our investment in Gaiam TV, we estimate that our capital expenditures will total approximately $7.0 million for 2015.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities—continuing operations	$8,846	$(2,073)
Operating activities—discontinued operations	(1,305)	(818)

Operating activities	7,541	(2,891)
Investing activities	(4,213)	235
Financing activities	(335)	1,176
Effects of exchange rates on cash	(339)	101

Net increase (decrease) in cash	$2,654	$(1,379)

Operating activities- continuing operations. Cash flow from continuing operations increased $10.9 million during the first six months of 2015 compared to the same period in 2014. The increase was primarily due to $6.2 million increased collection of accounts receivable due to growth of the business, and $7.9 million of decreased payments of participations payable and other current liabilities, partially offset by $5.0 million additional payments of accounts payable.

Operating activities- discontinued operations. Cash flow from discontinued operations decreased $0.5 million during the first six months of 2015 compared to the same period in 2014. The decrease was due to increased expenses associated with our legal dispute resulting from the sale of GVE to Cinedigm in 2013.

Investing activities. Cash flow from investing activities decreased $4.4 million during the first six months of 2015 compared to the same period in 2014. The change between years is due to $1.8 million additional capital spending for media and equipment during 2015, and $2.6 million in sales of RGSE and Cinedigm stock during 2014.

Financing activities. Our financing activities used net cash of $0.3 million during the first six months of 2015 and provided net cash of $1.2 million during the first six months of 2014. The change between years is primarily due to a $1.2 million decrease in stock option exercises, and $0.3 million of increased dividends paid to the minority owner of our eco-travel subsidiary.

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

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our shelf registration stock, tax savings from net operating losses, and potential borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. In addition, we own our corporate headquarters and could enter into additional financing or sale/lease back transaction to provide additional funds. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

The potential spinoff of Gaiam TV will have a significant impact on our liquidity if it occurs, as Gaiam will no longer be required to fund the operating losses or capital expenditures of Gaiam TV. As discussed in Note 2, we transferred ownership of our principal offices to Gaiam TV in January 2015. As a result, our principal offices, which are fully owned by us, will no longer be available as a potential source of financing to Gaiam after the spinoff.

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of June 30, 2015:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$860	$775	$85	$—	$—
Minimum distribution payments	4,584	2,905	1,679	—	—

Total contractual obligations	$5,444	$3,680	$1,764	$—	$—

Risk Factors

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

We are exposed to market risks, which include changes in foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes. We hold foreign currency and occasionally have forward contracts for foreign currency transactions, the gains and losses from which have been immaterial. We hold a controlling financial interest in Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of June 30, 2015.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S.-dollar-denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of June 30, 2015, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed, on August 13, 2014, Cinedigm initiated an arbitration proceeding with the American Arbitration Association under the MIPA. See Note 9 Commitments and Contingencies to the interim condensed consolidated financial statements for further details about this proceeding, which disclosure is incorporated by reference herein.

Item 1A.	Risk Factors

No material changes.

Item 5.	Other Information

We have rescheduled our 2015 annual meeting of shareholders, originally scheduled for June 2, 2015, to November 5, 2015 (the “Annual Meeting”) to accommodate the anticipated timing of the Gaiam TV spin-off.

In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended, the deadline for receipt of shareholder proposals for inclusion in our proxy statement for the Annual Meeting pursuant to Rule 14a-8 was 5:00 p.m., Mountain Time, on May 21, 2015. Such proposals are required to contain specified information, including, among other things, information as would be required to be included in a proxy statement under Securities and Exchange Commission rules.

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

Gaiam, Inc.
(Registrant)

August 7, 2015	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (authorized officer)

August 7, 2015	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith