Form 10-Q
period 2015-09-30
GAIAM, INC
filed 2015-11-06
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2015
Class A Common Stock ($.0001 par value)	19,125,692
Class B Common Stock ($.0001 par value)	5,400,000

GAIAM, INC.

FORM  10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, legal disputes or arbitration proceedings, general economic conditions, competition, changing consumer preferences, inventory risk, acquisitions, new initiatives undertaken by us, loss of key personnel, our founder’s control of us, brand reputation, difficulty obtaining financing, product liability, dependence on third-party suppliers, reliance on communication and shipping networks, reliance on security and information systems, the effect of government regulation, legal liability for website content, our reliance on a centralized fulfillment center, fluctuations in quarterly operating results, increases in postage and shipping costs, changing reporting requirements, the potential separation of our subscription unit from the Gaiam-branded business resulting in two separate publicly traded companies and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2015, the interim results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. These interim statements have not been audited. The balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2014.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash	$20,077	$15,772
Accounts receivable, net	22,440	30,266
Inventory, less allowances	16,090	20,154
Other current assets	16,305	11,998
Current assets of discontinued operations	—	582

Total current assets	74,912	78,772
Property and equipment, net	25,940	23,231
Media library, net	8,533	7,691
Goodwill	15,448	15,448
Other intangibles, net	969	823
Other assets	4,681	12,667

Total assets	$130,483	$138,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,064	$18,837
Accrued liabilities	24,033	20,236

Total current liabilities	44,097	39,073
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,125,692 and 19,084,958 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	172,131	171,315
Accumulated other comprehensive loss	(302)	(200)
Accumulated deficit	(90,152)	(76,329)

Total Gaiam, Inc. shareholders’ equity	81,680	94,789
Noncontrolling interest	4,706	4,770

Total equity	86,386	99,559

Total liabilities and equity	$130,483	$138,632

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net revenue	$51,300	$41,256	$130,084	$111,318
Cost of goods sold	29,447	23,238	72,777	60,812

Gross profit	21,853	18,018	57,307	50,506

Expenses:
Selling and operating	14,472	17,070	45,685	48,593
Corporate, general and administration	4,072	2,801	11,086	8,763
Other general expense	61	71	150	707

Total expenses	18,605	19,942	56,921	58,063

Income (loss) from operations	3,248	(1,924)	386	(7,557)
Interest and other expense, net	(370)	(173)	(740)	(108)
Gain on sale of investments	—	—	—	1,480

Income (loss) before income taxes and noncontrolling interest	2,878	(2,097)	(354)	(6,185)
Income tax expense	447	462	621	688

Net income (loss) from continuing operations	2,431	(2,559)	(975)	(6,873)
Loss from discontinued operations, net of tax	(10,695)	(82)	(12,282)	(54)

Net loss	(8,264)	(2,641)	(13,257)	(6,927)
Net income attributable to noncontrolling interest	(550)	(385)	(566)	(621)

Net loss attributable to Gaiam, Inc.	$(8,814)	$(3,026)	$(13,823)	$(7,548)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
From continuing operations	$0.08	$(0.12)	$(0.06)	$(0.31)
From discontinued operations	$(0.44)	$0.00	$(0.50)	$0.00

Net loss per share attributable to Gaiam, Inc.	$(0.36)	$(0.12)	$(0.56)	$(0.31)

Weighted-average shares outstanding:
Basic	24,517	24,340	24,507	24,146

Diluted	24,604	24,340	24,507	24,146

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net loss	$(8,264)	$(2,641)	$(13,257)	$(6,927)
Accumulated other comprehensive (loss) income:
Foreign currency translation loss, net of tax	(154)	(53)	(246)	(16)
Unrealized gain on equity security, net of tax	—	—	—	202
Reclassification of gain on equity security to net income, net of tax	—	—	—	(319)

Comprehensive loss	(8,418)	(2,694)	(13,503)	(7,060)

Less: comprehensive (income) loss attributable to the noncontrolling interest	(471)	38	(422)	13

Comprehensive loss attributable to Gaiam, Inc.	$(8,889)	$(2,656)	$(13,925)	$(7,047)

See accompanying notes to the interim condensed consolidated financial statements

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
	(unaudited)
Operating activities
Net loss	$(13,257)	$(6,927)
Loss from discontinued operations	12,282	54

Net loss from continuing operations	(975)	(6,873)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities—continuing operations:
Depreciation	1,760	1,487
Amortization	1,913	1,666
Share-based compensation expense	656	854
Gain on sale of investments	—	(1,480)
Loss on equity method investments	325	—
Loss on remeasurement of foreign currency	434	139
Other	—	29
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	7,895	7,405
Inventory, less allowances	3,969	(565)
Other current and long term assets	(4,721)	(6,267)
Accounts payable	(1,717)	(1,625)
Accrued liabilities	6,616	(1,891)

Net cash provided by (used in) operating activities—continuing operations	16,155	(7,121)
Net cash used in operating activities—discontinued operations	(3,985)	(68)

Net cash provided by (used in) operating activities	12,170	(7,189)

Investing activities
Proceeds from sale of investments	—	2,646
Purchase of property, equipment and media rights	(6,907)	(4,171)
Purchase of businesses, net of acquired cash	—	(1,431)

Net cash used in investing activities	(6,907)	(2,956)

Financing activities
Proceeds from issuance of stock	160	1,656
Dividends paid to noncontrolling interest	(486)	(150)

Net cash (used in) provided by financing activities	(326)	1,506

Effect of exchange rates on cash	(632)	(169)
Net change in cash	4,305	(8,808)
Cash at beginning of period	15,772	32,229

Cash at end of period	$20,077	23,421

Supplemental cash flow information
Income taxes paid	$984	$685
Interest paid	$3	$11

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated.

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

2. Spin-off of Gaiam TV

On February 20, 2015, our wholly-owned subsidiary Gaia, Inc. (“Gaiam TV”) filed a registration statement on Form 10 with the Securities and Exchange Commission in connection with the previously announced proposed separation of the Gaiam TV segment from the Gaiam Brand segment into two separate publicly traded companies. Gaiam TV filed an amended Form 10 with the Securities and Exchange Commission on May 29, 2015 and again on September 9, 2015. Gaiam TV has filed a listing application with NASDAQ and is in the process of listing on NASDAQ in anticipation of the spin-off. We currently expect that the proposed tax-free spin-off will occur through a distribution to Gaiam, Inc.’s shareholders of all the stock of Gaiam TV. Gaiam TV would hold all of the assets and liabilities of the Gaiam TV segment. The Gaiam Brand segment will remain with Gaiam, Inc. after the distribution. The completion of the separation is subject to satisfaction of several conditions. Furthermore, our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur.

In connection with the proposed spin-off, Gaiam TV anticipates entering into a reorganization agreement with Gaiam, Inc. to provide for, among other things, the principal corporate transactions required to effect the spin-off, certain conditions to the spin-off and provisions governing the relationship between Gaiam TV and Gaiam, Inc. with respect to and resulting from the spin-off. The reorganization agreement would also provide that the holders of options to purchase Gaiam, Inc. Class A common stock who are employees or non-employee directors of Gaiam, Inc. on the record date for the distribution will receive options to purchase shares of Gaiam TV’s Class A common stock in the same ratio as shareholders. Additionally there will be a corresponding adjustment to the existing Gaiam, Inc. options held by such holder. The spin-off would not constitute a change in control for purposes of Gaiam, Inc.’s equity plans, and therefore no vesting of awards will occur as a result of the spin-off. In addition, the reorganization agreement would address the treatment of the various insurance policies held by Gaiam, Inc. and Gaiam TV after the spin-off. In anticipation of the spin-off, Gaiam TV has entered into multiple license agreements with Gaiam, Inc. including a license agreement for the use of the “Gaiam TV” trade name, and related trademarks and service marks following the spin-off.

Providing the spin-off is completed, Gaiam TV anticipates entering into a transition services agreement with Gaiam, Inc. in connection with the separation. Under the transition services agreement, Gaiam, Inc. and Gaiam TV would agree to provide certain services to the other for a period of up to 24 months following the spin-off, or such other shorter period as may be provided in the transition services agreement. The services to be provided may include certain corporate services including, but not limited to, management, financial, accounting, tax, human resources, payroll, technical, fulfillment, software quality control, and certain office services as required from time to time in the ordinary course of our business. Charges for these services would be based on the actual cost of such services without premium or mark-up, although applicable administrative and other overhead costs associated with the services will be allocated and included in the service charge. The employees of Gaiam TV would remain eligible employees under certain employee benefit plans currently maintained by Gaiam, Inc., which will be managed under the transition services agreement.

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

3. Investments

We did not sell any investments or recognize any gains on sales of investments during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, we reported a gain of $1.0 million on the sale of our Real Goods Solar, Inc. (“RGSE”) class A common stock. We also recognized a gain of $0.5 million in connection with the sale of Cinedigm Corp. Class A common stock which we received in connection with the sale of our non-branded entertainment media business to Cinedigm Corp. in October 2013.

4. Joint Venture

On July 24, 2015, the Company formed a partnership with a third party to jointly market a fitness-based infomercial and its associated products. Under the arrangement, the Company will provide rights to an infomercial which it has developed, and the third party will provide the necessary working capital to advertise and market the infomercial worldwide. We hold a 49% interest in the partnership, and are accounting for it as an equity method investment. During the three months ended September 30, 2015, the Company recognized a loss of $0.3 million associated with the venture which is included in Interest and other expense, net in the accompanying condensed consolidated statements of operations.

5. Credit Facility

On July 23, 2015, Boulder Road LLC, a subsidiary of Gaiam TV, entered into a revolving line of credit agreement with a bank in the amount of $5.5 million. The note bears interest at the prime rate plus 3.25%, is guaranteed by Gaiam, Inc. and Gaiam TV, and is secured by a Deed of Trust filed against the real property on which the principal offices of the Company are located. The value of our principal offices is far in excess of the amount of the line of credit. No amounts were drawn or outstanding under the line of credit during the three months ended September 30, 2015.

6. Equity

During the first nine months of 2015, we issued 12,000 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2015. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first nine months of 2015, we issued 29,000 shares of our Class A common stock with net proceeds of $0.2 million in connection with option exercises. The following is a reconciliation from December 31, 2014 to September 30, 2015 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2014	$99,559		$(76,329)	$(200)	$3	$171,315	$4,770
Issuance of Gaiam, Inc. common stock for stock option exercises and share-based compensation	816		—	—	—	816	—
Dividends paid to noncontrolling interest	(486)		—	—	—	—	(486)
Comprehensive loss:
Net (loss) income	(13,257)	(13,257)	(13,823)	—	—	—	566
Foreign currency translation adjustment, net of taxes of $107	(246)	(246)	—	(102)	—	—	(144)

Comprehensive loss		$(13,503)

Balance at September 30, 2015	$86,386		$(90,152)	$(302)	$3	$172,131	$4,706

7. Share-Based Payments

During the first nine months of 2015 and 2014, we extended the term of certain options granted under our 2009 Long-Term Incentive Plan to a member of our executive team for an additional year, and recognized $0.1 and $0.4 million of associated stock compensation expense. Total share-based compensation expense is reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

8. Net Loss per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 943,000 and 645,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended September 30, 2015 and 2014, respectively, and 957,000 and 845,000 for the nine months ended September 30, 2015 and 2014, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net loss attributable to Gaiam, Inc. common shareholders:
Income (loss) from continuing operations	$1,881	$(2,944)	$(1,541)	$(7,494)
Loss from discontinued operations	(10,695)	(82)	(12,282)	(54)

Net loss attributable to Gaiam, Inc.	$(8,814)	$(3,026)	$(13,823)	$(7,548)

Weighted average shares for basic net loss per share	24,517	24,340	24,507	24,146

Effect of dilutive securities	87	—	—	—

Weighted average shares for diluted net loss per share	24,604	24,340	24,507	24,146

Net loss per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
Income (loss) from continuing operations	$0.08	$(0.12)	$(0.06)	$(0.31)
Loss from discontinued operations	$(0.44)	$0.00	$(0.50)	$0.00

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.36)	$(0.12)	$(0.56)	$(0.31)

During the nine months ended September 30, 2014, we recognized gains on the sales of investments (see Note 3) of $1.5 million. Excluding the impact of these gains, net loss per share for the nine months ended September 30, 2014 would have increased by $0.06 per share. There were no similar gains recognized during the three months ended September 30, 2014 or the nine months ended September 30, 2015.

9. Income Taxes

During 2013, we determined that a full valuation allowance against our deferred tax assets was necessary due to the cumulative loss incurred over the three-year period ended December 31, 2013. Since that time, we have continued to provide a full valuation allowance against deferred tax assets. As income is generated in future periods, the Company expects to reverse the valuation allowance as utilization of the deferred tax assets occurs. As of September 30, 2015, our gross net operating losses were $86.8 million and $39.6 million for federal and state, respectively.

10. Segment Information

We manage our company and aggregate our operational and financial information in accordance with two reportable segments, which are aligned based on their products or services:

Gaiam Brand:	This segment includes all our branded yoga, fitness, and wellness products. It also includes our eco-travel subsidiary.

Gaiam TV:	This segment includes our digital video streaming service. It also includes the results of Boulder Road LLC from January 1, 2015 forward. We previously announced that we are pursuing the potential spin off of this segment into a separate company.

Amounts shown as “Other unallocated corporate expenses” in the table below are primarily expenses of being a public company, and legal costs associated with the proposed spin-off of Gaiam TV, which we do not allocate to our segments. Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses. Financial information for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net revenue:
Gaiam Brand	$47,799	$38,697	$120,192	$104,047
Gaiam TV	3,501	2,559	9,892	7,271

Consolidated net revenue	51,300	41,256	130,084	111,318

Contribution income (loss):
Gaiam Brand	4,245	919	6,363	1,424
Gaiam TV	211	(2,308)	(3,225)	(6,453)

Segment contribution income (loss)	4,456	(1,389)	3,138	(5,029)
Other unallocated corporate expenses	(1,208)	(535)	(2,752)	(2,528)

Consolidated contribution income (loss)	3,248	(1,924)	386	(7,557)
Reconciliation of contribution income (loss) to net loss attributable to Gaiam, Inc.:
Interest and other expense, net	(370)	(173)	(740)	(108)
Gain on sale of investment	—	—	—	1,480
Income tax expense	(447)	(462)	(621)	(688)
(Loss) income from discontinued operations	(10,695)	(82)	(12,282)	(54)
Net income attributable to noncontrolling interest	(550)	(385)	(566)	(621)

Net loss attributable to Gaiam, Inc.	$(8,814)	$(3,026)	$(13,823)	$(7,548)

As discussed in Note 2, Gaiam TV filed an amended registration statement on Form 10 with the SEC on September 9, 2015. The segment amounts presented here and discussed elsewhere in this quarterly report on Form 10-Q vary insignificantly from the amounts reported by Gaiam TV in the Form 10, as amended, as the Form 10 requires that certain items be recast for stand-alone presentation.

11. Commitments and Contingencies

On August 13, 2014, Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC (together, “Cinedigm”) initiated an arbitration proceeding under the Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm and Gaiam, Inc. and one of its subsidiaries (the “MIPA”). The aggregate relief requested by Cinedigm exceeded $30.0 million and included unspecified compensatory damages, attorneys’ fees, costs and interest, and other relief. Contractual provisions in the MIPA and related agreements provided that the working capital adjustment dispute would be resolved pursuant to arbitration before a nationally recognized accounting firm (the “WC Arbitration”), and the other disputes would be resolved pursuant to arbitration before the American Arbitration Association (the “AAA Arbitration”).

Following the conclusion of the WC Arbitration, the parties entered into a Confidential Settlement Agreement and Release on September 30, 2015 (the “Settlement”). The Settlement resolves all of the parties’ claims in connection with both the WC Arbitration and the AAA Arbitration (including the claims for working capital adjustment, breach of representations and warranties, breach of contract, fraud and other tortious acts)-with the sole exception of a single claim by Cinedigm (which was preserved) related to the reconciliation of cash collected by the Company during the transition period following the closing of the transaction (the “Cash Reconciliation Claim”). The Settlement provides that the Company will deliver a payment of $2.3 million to Cinedigm. The Settlement further provides that the Cash Reconciliation Claim will be resolved through one final arbitration (which has not yet been scheduled). The Settlement limits the Company’s potential exposure in connection with the Cash Reconciliation Claim. The company believes it has adequately accrued for the pending arbitration and does not expect any material additional settlements beyond the current estimate.

The Settlement does not constitute an admission by either party of any liability or wrongdoing whatsoever. The Company entered into the Settlement in order to (i) eliminate the uncertainty and risk inherent in any litigation, (ii) significantly reduce the professional fees and costs that the litigation would require, and (iii) significantly reduce the distraction imposed by the process on management.

During the three months ended September 30, 2015, the Company recorded charges of $10.7 million which include a non-cash charge of $7.3 million for the working capital receivable due from Cinedigm. The expenses associated with the Settlement and arbitration have all been included in Loss from discontinued operations in the accompanying condensed consolidated statements of operations.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2015 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

12. Discontinued Operations

During 2013, we consummated the sale of GVE Newco, LLC (“GVE”), a wholly-owned subsidiary of ours representing our non-branded entertainment media business and discontinued our direct response television operations (“DRTV”). Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations separate from our continuing operations, for all periods presented in these consolidated condensed financial statements and footnotes, unless indicated otherwise.

The sale of GVE to Cinedigm was subject to customary adjustments, including a post-closing working capital adjustment. The losses from discontinued operations generated during 2015 are mainly attributable to the non-cash charge of $7.3 million for the working capital receivable due from Cinedigm, settlement costs, and legal costs associated with the dispute. After the sale was consummated, we continued providing extensive administrative and accounting services to the buyer through May 2014. We have not provided any significant services since that time.

The loss from discontinued operations amounts reported on our consolidated statements of operations were comprised of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net revenue	$—	$7	$—	$2,516

Loss from operations before income taxes	(10,695)	(82)	(12,282)	(54)

Loss from operations of discontinued operations	$(10,695)	$(82)	$(12,282)	$(54)

13. Exit Activity Costs

During the fourth quarter of 2013, as a result of the sale of GVE and the discontinuation of DRTV, we recorded impairment charges on certain media and assets; and recorded accruals for termination benefits. Those accruals are included in accrued expenses in our condensed consolidated balance sheets. The activity in the accrual for termination benefits for the nine months ended September 30, 2015 is as follows:

Balance, December 31, 2014	$1,765
Payments made	(113)

Balance, September 30, 2015	$1,652

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Gaiam Brand Segment

Gaiam is a leader in the markets for yoga, fitness and wellness products, and media content. Gaiam brands include Gaiam, focused on yoga and fitness; Gaiam Restore, focused on wellness; SPRI, focused on fitness; and our eco-travel business.

We develop and market yoga, fitness and wellness accessories, apparel, and media under Gaiam’s brands. These products are sold primarily through major national retailers in the United States, Canada, Europe, and other countries, with placement in over 38,000 retail doors worldwide. We also sell our products through our website and catalogs. Our products and services are targeted to all levels of yoga and fitness enthusiasts, including professionals. We believe that consumers are attracted to our products because of their design, functional characteristics, and our unique brand heritage. Our accessories include yoga mats, bags, straps and blocks; media content including digital media and apps; restorative and massage accessories such as rollers, resistance cords and balance balls; fitness gear such as weights, braided resistance tubing, and cross train equipment; and various other offerings. Our comprehensive line of women’s apparel includes pants, shorts, tops and jackets designed around yoga.

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

We continue to evolve our e-commerce experience to focus on engaging customers through digital content, and have begun a new focus on social and mobile marketing. With the acquisition of Yoga Studio (defined below), the leading paid yoga app for Apple mobile and tablet devices, which now has over 1 million downloads, we continue to increase our reach and engagement of the mobile centric yogi. We are continuing the execution of our digital strategy, which includes expanding our app offering, and offering our apps on new device platforms. To that note, we launched Yoga Studio on the new Apple TV platform at the end of October 2015. Going into next year we plan to increase our investment in online branding and digital consumer engagement, both on our owned platforms and working with our key retail partners. We feel that our talent relationships, digital production capabilities and digital platforms, like apps, give us a unique competitive position in the yoga, fitness and wellness market. Additionally, we significantly reduced the circulation of our catalogs as the direct-to-consumer business has shifted online.

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

In October 2013, Gaiam TV acquired My Yoga Online, an online yoga video streaming subscription business in Canada. With this acquisition we grew our content library by approximately 1,300 video titles and expanded our international subscriber base. We plan to continue investing in international expansion, both in terms of subscribers and content.

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

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net revenues	$51,300	$41,256	$130,084	$111,318
Gross profit	21,853	18,018	57,307	50,506
Selling and operating corporate, general and administration	18,605	19,942	56,921	58,063
Income (loss) from operations	3,248	(1,924)	386	(7,557)
Interest and other expense, net	(370)	(173)	(740)	(108)
Gain on sale of investment	—	—	—	1,480
Income (loss) before taxes and noncontrolling interest	2,878	(2,097)	(354)	(6,185)
Income tax expense	447	462	621	688
Net income (loss) from continuing operations	2,431	(2,559)	(975)	(6,873)
Loss from discontinued operations	(10,695)	(82)	(12,282)	(54)
Net loss	(8,264)	(2,641)	(13,257)	(6,927)
Net income attributable to noncontrolling interest	(550)	(385)	(566)	(621)
Net loss attributable to Gaiam, Inc.	$(8,814)	$(3,026)	$(13,823)	$(7,548)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.4%	56.3%	55.9%	54.6%

Gross profit	42.6%	43.7%	44.1%	45.4%

Expenses:
Selling and operating	28.2%	41.4%	35.2%	43.7%
Corporate, general and administration	7.9%	6.8%	8.5%	7.9%
Other general expense	0.1%	0.2%	0.1%	0.6%

Total expenses	36.2%	48.4%	43.8%	52.2%

Income (loss) from operations	6.4%	-4.7%	0.3%	-6.8%
Interest and other expense, net	-0.8%	-0.4%	-0.6%	-0.1%
Gain on sale on investment	—%	—%	—%	1.3%
Income (loss) before taxes and noncontrolling interest	5.6%	-5.1%	-0.3%	-5.6%
Income tax expense	0.9%	1.1%	0.5%	0.6%
Net income (loss) from continuing operations	4.7%	-6.2%	-0.8%	-6.2%
Loss from discontinued operations	-20.8%	-0.2%	-9.4%	—%
Net income attributable to noncontrolling interest	-1.1%	-0.9%	-0.4%	-0.6%

Net loss attributable to Gaiam, Inc.	-17.2%	-7.3%	-10.6%	-6.8%

Three months ended September 30, 2015 Compared to Three months ended September 30, 2014

Net revenue. Net revenue increased $10.0 million, or 24.3%, to $51.3 million during the third quarter of 2015, compared to $41.3 million during the third quarter of 2014. Net revenue in our Gaiam Brand segment increased $9.1 million, or 23.5%, to $47.8 million during the third quarter of 2015 from $38.7 million during the third quarter of 2014. The increase in revenues was due to the successful launch of our apparel line and additional branded product sales, offset by the planned reduction of our catalog business. Excluding planned declines in catalog sales, Gaiam Brand net revenue increased 29% to $46.4 million in the third quarter. Net revenue in our Gaiam TV segment increased $0.9 million, or 36.8%, to $3.5 million during the third quarter of 2015 from $2.6 million during the third quarter of 2014. Revenues increased due to the launch of Gaiam TV on Comcast in January 2015 and continued subscriber growth. Gaiam TV revenue growth was slowed as we reduced overall spending in an effort to achieve our goal of profitability in this business segment before September 30, 2015.

Cost of goods sold. Cost of goods sold increased $6.2 million, or 26.7%, to $29.4 million during the third quarter of 2015 from $23.2 million during the third quarter of 2014. Cost of goods sold in our Gaiam Brand segment increased $7.9 million, or 37.5%, to $29.0 million during the third quarter of 2015 from $21.1 million during the third quarter of 2014 and, as a percentage of net revenue, increased to 60.6% compared to 54.5% during the third quarter of 2014. The increase in costs of goods sold as a percentage of revenue is due to lower average margins on our new apparel line, which is direct imported to the customer reducing our operating freight, fulfillment and inventory risk costs.

Selling and operating expenses. Selling and operating expenses decreased $2.6 million, or 15.2%, to $14.5 million during the third quarter of 2015 from $17.1 million during the third quarter of 2014 and, as a percentage of net revenue, decreased to 28.2% during the third quarter of 2015 from 41.4% during the third quarter of 2014. The decrease was primarily due to reduced spending in our catalog business, and reduced marketing expenses for Gaiam TV, partially offset by increased staffing to support our new apparel line.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.3 million, or 45.4%, to $4.1 million during the third quarter of 2015 from $2.8 million during the third quarter of 2014 and, as a percentage of net revenue, increased to 7.9% during the third quarter of 2015 from 6.8% during the third quarter of 2014. The increase was due to new headcount and compensation expenses, plus infrastructure spending to support the growth of the business and other one-time charges.

Loss from discontinued operations. During the third quarter of 2015, the Company recognized $10.7 million in costs associated with the Cinedigm arbitration and settlement including a non-cash charge of $7.3 million for the working capital receivable due from Cinedigm. The parties entered into a Confidential Settlement Agreement and Release on September 30, 2015 (the “Settlement”). The Settlement resolves all of the parties’ claims—with the sole exception of a single claim related to the reconciliation of cash collected by the Company, to be resolved through one final arbitration (which has not yet been scheduled). The Settlement limits the Company’s potential exposure in connection with the pending final arbitration. The company believes it has adequately accrued for the pending arbitration and does not expect any material additional settlements beyond the current estimate. The Settlement does not constitute an admission by either party of any liability or wrongdoing whatsoever. The Company entered into the Settlement in order to eliminate the uncertainty and risk inherent in any litigation, significantly reduce the professional fees and costs that the litigation would require, and significantly reduce the distraction imposed by the process on management.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $8.8 million, or $0.36 per share, during the third quarter of 2015 compared to a net loss of $3.0 million, or $0.12 per share, during the third quarter of 2014.

Nine months ended September 30, 2015 Compared to Nine months ended September 30, 2014

Net revenue. Net revenue increased $18.8 million, or 16.9% to $130.1 million during the first nine months of 2015, compared to $111.3 million during the first nine months of 2014. Net revenue in our Gaiam Brand segment increased $16.1 million, or 15.5%, to $120.2 million during the first nine months of 2015 from $104.0 million during the first nine months of 2014. The increase in revenues was due to the successful launch of our apparel line and additional branded product sales, offset by the planned reduction of our catalog business. Excluding planned declines in catalog sales, Gaiam Brand net revenue increased 22% to $115.0 million year to date. Net revenue in our Gaiam TV segment increased $2.6 million, or 36.1%, to $9.9 million during the first nine months of 2015 from $7.3 million during the first nine months of 2014. Revenues increased due to continued subscriber growth. Gaiam TV revenue growth was slowed as we reduced overall spending in an effort to achieve our goal of profitability in this business segment before September 30, 2015.

Cost of goods sold. Cost of goods sold increased $12.0 million, or 19.7%, to $72.8 million during the first nine months of 2015 from $60.8 million during the first nine months of 2014. Cost of goods sold in our Gaiam Brand segment increased $11.5 million, or 19.2%, to $71.3 million during the first nine months of 2015 from $59.8 million during the first nine months of 2014 and, as a percentage of net revenue increased to 59.3% during the first nine months of 2015 compared to 57.5% during the first nine months of 2014. The increase in costs of goods sold as a percentage of revenue is due to lower average margins on our new apparel line, which is direct imported to the customer reducing our operating freight, fulfillment and inventory risk costs.

Selling and operating expenses. Selling and operating expenses decreased $2.9 million, or 6.0%, to $45.7 million during the first nine months of 2015 from $48.6 million during the first nine months of 2014 and, as a percentage of net revenue, decreased to 35.2% during the first nine months of 2015 from 43.7% during the first nine months of 2014. The decrease was primarily due to reduced spending in our catalog business, partially offset by increased marketing expenses for Gaiam TV and staffing to support our new apparel line.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $2.3 million, or 26.5%, to $11.1 million during the first nine months of 2015 from $8.8 million during the first nine months of 2014 and, as a percentage of net revenue, increased to 8.5% during the first nine months of 2015 compared to 7.9% during the first nine months of 2014. The increase was due to new headcount and compensation expenses, plus infrastructure to support the growth of the business, coupled with the arrival and severance of an executive officer during the first nine months of 2015, and other one-time charges.

Other general expense. During the first nine months of 2015, we incurred $0.2 million of legal and auditing costs related to the potential spin-off of Gaiam TV, into a separately-traded public company. Expenses associated with the spin-off during the first nine months of 2014 were $0.7 million.

Interest and Other Expense, net. During the first nine months of 2015, we incurred $0.3 million associated with the startup of a new joint venture and we also recorded $0.5 million of foreign currency losses due to the strength of the U.S. Dollar in international markets. There were no similar charges during 2014.

Gain on sale of investments. We did not sell any investments or recognize any gains on sales of investments during the first nine months of 2015. During the first nine months of 2014, we sold all our shares of Cinedigm and most of our remaining shares of RGSE stock and recognized an aggregate gain of $1.5 million.

(Loss) income from discontinued operations. During the first nine months of 2015, the Company recognized $12.3 million in costs associated with the Cinedigm arbitration and settlement including a non-cash charge of $7.3 million for the working capital receivable due from Cinedigm. The parties entered into the Settlement on September 30, 2015. The Settlement resolves all of the parties’ claims—with the sole exception of a single claim related to the reconciliation of cash collected by the Company, to be resolved through one final arbitration (which has not yet been scheduled). The Settlement limits the Company’s potential exposure in connection with the pending final arbitration. The company believes it has adequately accrued for the pending arbitration and does not expect any material additional settlements beyond the current estimate. The Settlement does not constitute an admission by either party of any liability or wrongdoing whatsoever. The Company entered into the Settlement in order to eliminate the uncertainty and risk inherent in any litigation, significantly reduce the professional fees and costs that the litigation would require, and significantly reduce the distraction imposed by the process on management.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $13.8 million, or $0.56 per share, during the first nine months of 2015 compared to a net loss of $7.5 million, or $0.31 per share, during the first nine months of 2014.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our e-commerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At September 30, 2015, our cash balance was $20.1 million. We estimate that our capital expenditures will total approximately $9.0 million for 2015.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities—continuing operations	$16,155	$(7,121)
Operating activities—discontinued operations	(3,985)	(68)

Operating activities	12,170	(7,189)
Investing activities	(6,907)	(2,956)
Financing activities	(326)	1,506
Effects of exchange rates on cash	(632)	(169)

Net increase (decrease) in cash	$4,305	$(8,808)

Operating activities- continuing operations. Cash flow from continuing operations increased $23.2 million during the first nine months of 2015 compared to the same period in 2014. The increase was primarily due to $5.9 million of reduced losses from continuing operations, $4.5 million reduction in inventory levels as a result of streamlining our product offering, and $8.2 million of decreased payments of participations payable and other current liabilities.

Operating activities- discontinued operations. Cash flow from discontinued operations decreased $3.9 million during the first nine months of 2015 compared to the same period in 2014. The decrease in 2015 was due to increased expenses associated with the arbitration and settlement of our legal dispute resulting from the sale of GVE to Cinedigm.

Investing activities. Cash flow from investing activities decreased $4.0 million during the first nine months of 2015 compared to the same period in 2014. The change between years is due to $2.7 million additional capital spending for new apps, media, software and equipment during 2015 and two, one-time events during 2014: we received $2.6 million from sales of RGSE and Cinedigm stock, and we spent $1.4 million to acquire Modern Lotus Limited (“Yoga Studio”).

Financing activities. Our financing activities used net cash of $0.3 million during the first nine months of 2015 and provided net cash of $1.5 million during the first nine months of 2014. The change between years is primarily due to a $1.5 million decrease in stock option exercises.

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

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our shelf registration stock, tax savings from net operating losses, and potential borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. In addition, we own our corporate headquarters and could enter into additional financing or sale/leaseback transaction to provide additional funds. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of September 30, 2015:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$665	$622	$43	$—	$—
Minimum distribution payments	3,730	2,651	1,079	—	—

Total contractual obligations	$4,395	$3,273	$1,122	$—	$—

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

We are exposed to market risks, which include changes in foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes. We hold foreign currency and occasionally have forward contracts for foreign currency transactions, the gains and losses from which have been immaterial. We hold a controlling financial interest in Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of September 30, 2015.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S.-dollar-denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of September 30, 2015, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed, on September 30, 2015, the Company entered into the Settlement in connection with the Cinedigm arbitration. See Note 11, Commitments and Contingencies, to the interim condensed consolidated financial statements for further details about this proceeding, which disclosure is incorporated by reference herein.

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

Gaiam, Inc.
(Registrant)

November 6, 2015	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (authorized officer)

November 6, 2015	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith