Form 10-K
period 2015-12-31
GAIAM, INC
filed 2016-03-15
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $98,969,728 as of June 30, 2015, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of March 9, 2016, 19,130,681 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2016 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIAM, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

PART I

Item 1.	Business

Our Business

Since its start in 1996, Gaiam has grown to become a leader in the markets for yoga, fitness and wellness products and conscious content. Gaiam brands include Gaiam, focused on yoga and fitness; Gaiam Restore, focused on wellness; SPRI by Gaiam, focused on fitness; and Gaia, our global digital video subscription service.

We develop and market yoga and fitness accessories, apparel, and media under Gaiam’s brands. These products are sold primarily through major national retailers in the United States, Canada, Europe, and other countries, with placement in over 38,000 retail doors worldwide. We also sell our products through our digital partners, websites and e-commerce channels. Our products and services are targeted to all levels of yoga and fitness enthusiasts, including professionals. We believe that consumers are attracted to our products because of their design, functional characteristics, and our unique brand heritage. Our accessories include yoga mats, bags, straps and blocks, media content including digital media and apps, restorative and massage accessories such as rollers, resistance cords and balance balls, and various other offerings. Our comprehensive line of apparel includes pants, shorts, tops and jackets designed around yoga.

Gaia (formerly Gaiam TV), our digital subscription service, provides our members access to approximately 7,000 video titles, 90% of which are available exclusively to subscribers for digital streaming on most Internet-connected devices anytime, anywhere.

Recent Developments

Our wholly-owned subsidiary Gaia, Inc. (“Gaia”) filed a registration statement on Form 10 in connection with the previously announced proposed separation of the Gaia segment from the Gaiam Brand segment into two separate publicly traded companies. The proposed tax-free spin-off is expected to occur through a distribution to Gaiam, Inc.’s shareholders of all the stock of Gaia. Gaia will hold all of the assets and liabilities of the Gaia segment, provided the spin-off happens. The Gaiam Brand segment will remain with Gaiam, Inc. after the distribution. The completion of the separation is subject to satisfaction of several conditions. Furthermore, our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur. Gaia filed the final amendment to its Form 10 on February 17, 2016. Prior to consummating the proposed tax-free spin-off of the subscription business, our board of directors believes it is appropriate to review possible funding structures, enhancements and alternatives for its two primary business units and its eco-travel subsidiary, to maximize shareholder value. The board of directors expects to complete the review process by the end of March, while Gaia finalizes its NASDAQ trading arrangements. The Company does not plan to comment further regarding the review process unless disclosure is legally required.

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

Our Values

Gaiam adheres to values that are aligned with our customers. This creates loyalty to our brands, above and beyond their appreciation for the quality, design and effectiveness of our products. Authenticity and commitment to our core values are at the center of what we strive to achieve.

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

Gaiam is our main brand for yoga, fitness and wellness accessories, apparel, and media. Launched with our company’s founding, Gaiam started with yoga videos in the late 1990s, and has since expanded to include a full line of apparel, yoga mats, yoga mat bags, yoga blocks and straps, yoga and fitness props, balance balls, bags, and various other accessories. The brand addresses the needs of all levels of yoga practitioners with a high-quality and stylish product assortment. We have successfully leveraged the brand’s authenticity and heritage into wellness and active sitting products, including our balance ball chair, and fitness kits. We actively research and test new product concepts under the Gaiam brand, and have the ability to create new sub-brands like Gaiam Restore when the opportunity is significant.

Gaiam Restore is about empowering tools to get our customers back to their healthiest, most flexible selves. We launched the Restore sub-brand in 2012 when we recognized growing consumer interest in self-care. The Restore line helps enhance athletic performance, improve flexibility, boost range of motion and combat muscle soreness. The product line consists of foam rollers, foot rollers, massage kits, stretch cords and straps, pressure point massagers, hand and grip therapy accessories, trigger point massagers and various other products and accessories. Our substantial Restore product set enables us to provide a complete store-within-store experience to our retail partners, giving their customers a trusted source for both general and condition-specific wellness products.

SPRI by Gaiam is a leading manufacturer and distributor of professional fitness accessories, which we acquired in 2008. Founded over 30 years ago, SPRI first pioneered rubber resistance exercise products and has since expanded into many other categories of fitness equipment. Through its network of fitness professionals and advisors, SPRI has remained on the cutting edge of today’s exercise trends including our recent release of SPRI CrossTrain, a line of accessories for functional cross training. We are expanding our educational content through the recently redesigned website SPRI.com, in addition to growing live course programming. These efforts support and educate the market on the effective use of our products, in addition to influencing new trends. Historically, we marketed SPRI products through professional channels, trainers and gyms, and through specialty fitness retail stores. In 2012, we began to market the products through our extensive network of sporting goods and select mass market retailers.

Gaia is a global subscription video streaming service with approximately 7,000 titles focused on yoga, health and longevity, seeking truth, spiritual growth and conscious films & series. Its content caters to a unique and underserved subscriber base and is available to our subscribers across most Internet connected devices anytime, anywhere, commercial free. The subscription also allows downloading and viewing of files from the library without being actively connected to the internet. Subscribers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is available exclusively for streaming to our subscribers.

Our Products

We have a long history of technical innovation and product development, with over 22 patents and 2 patents pending and hundreds of new product introductions since our start in 1996. Our employees’ passion and intimacy with yoga, fitness and wellness provides a significant advantage that we believe will help drive our Company to new levels.

Examples of our products include:

YOGA
FITNESS
WELLNESS
POSE
STRENGTHEN
ACTIVATE
BREATHE
CONDITION
RESTORE
PRACTICE
CROSS TRAIN
EXPERIENCE
THE NEW YOU IS NOW
GRIP
BALANCE
SPRI
RELIEVE
REACH
PERFORM
SPRI
ENERGIZE

Our Strategy

We seek to generate sustainable and profitable growth by leveraging our leadership position and brand awareness to expand our business in the following ways:

Streamline and Focus Our Business – During 2013, we sold our non-Gaiam branded entertainment media distribution operations, discontinued our direct response television marketing operations, and sold virtually all our investment in Real Goods Solar, Inc. (“RGSE”) in order to restructure our business around our yoga, fitness, and wellness products as well as Gaia. We believe that maintaining focus and discipline will be critical as we seek to grow our leadership position and brands within these markets.

Extend Our Brand Into New Categories – Gaiam enjoys strong national brand awareness, and we believe that we have successfully demonstrated our ability to move into complementary and adjacent product categories. For example, our Gaiam Restore product line represented a step toward wellness, and has grown considerably since its launch in 2012. Similarly, our SPRI CrossTrain product line was a natural evolution of the SPRI brand, and is now carried in major retailers in the US.

In 2015, we launched a line of Gaiam branded yoga apparel that has provided access to the large and growing athletic apparel market. We believe that our brand combined with a favorable competitive environment in this segment of the market will become a significant part of our growth in the coming years.

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

Extend Our International Distribution Footprint – We believe that Gaiam has the ability to be the global brand for yoga, fitness and wellness by actively pursuing international expansion. International sales represented approximately 4% of our revenues in 2015 and we believe there is significant opportunity to address the yoga, fitness, and wellness market abroad and to do so as successfully as we have addressed it in the United States.

Grow our Retail Footprint – We currently have 19,000 branded stores-within-store presentations and believe the product category and demographic expansion strategies above will help us to grow our sales with existing customers and to enter new retail channels including department stores, grocery and drug stores. We believe that many retailers recognize an opportunity in the health and wellness lifestyle market, and are expanding their product mix in order to capitalize on this trend. Additionally, we launched our SPRI brand in retail during 2012, and are continuing to expand its penetration. As of December 31, 2015, SPRI was represented in approximately 4,500 U.S. retail doors.

Connect With Our Customers – Our business and customers continue to evolve and so will the way we engage with them. We are evolving our e-commerce experience to focus on engaging our target consumers through digital content and social and mobile marketing. As part of this strategy, in 2014, we acquired the Yoga Studio app, a highly rated and successful yoga instruction app, which we will continue to develop and leverage as a point of brand engagement. As of the end of 2015, Yoga Studio was the leading yoga app with over 1 million downloads. Expanding our reach into wellness, we created and launched Meditation Studio, an iOS app offering original guided meditations in 2015.

We recently launched the GaiamPro.com website, which enables us to better connect with the yoga and fitness studio and practitioner market – a key step in growing our brand presence within these highly influential channels. We have also completely redesigned our Gaiam.com and SPRI.com websites to focus on brand engagement across various devices, including tablet and mobile.

These efforts are all grounded in our belief that consumers increasingly seek direct brand interactions, through engaging content and digital interactions. We will continue to develop and evolve better ways to connect with our consumers through our consumer channels and our retail partners.

Build Gaia – Our core Gaia strategy is to grow our subscriber base domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface and extending our streaming service to new Internet-connected devices as they are developed.

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

Our Reporting Segments

We have two reportable segments: the Gaiam Brand segment, and the Gaia segment. The Gaiam Brand segment includes all of our yoga, fitness, and wellness product and media distributed through our website, apps, retail network, and catalogs, and also includes our eco-travel business. The Gaia segment includes our global digital video subscription service. During 2015, the Gaiam Brand and the Gaia segments represented 92.8% and 7.2% of our net revenues, respectively.

Our Gaiam Brand segment is dependent upon a few major customers for a significant portion of its revenues. The following Gaiam Brand segment customers make up 10% or more of our total revenues. No other customer accounted for 10% or more of our total net revenue. The loss of either of these customers would have a material adverse effect on our business.

	2015	2014	2013
Target	21.8%	29.3%	32.1%
Kohl’s	18.1%	4.0%	—

See further information about our reporting segments in Note 16 to the Consolidated Financial Statements.

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

We believe our brand is recognized as a leader in our industry. With a long history in the yoga, fitness and wellness market, our reputation and longevity make us the first choice for many consumers. Our expertise enables us to produce and market unique and innovative products under our core brands using materials and designs that take advantage of the newest health trends. Our employees leverage their own expertise and that of an external network of experts and advisors to continually research the trends in all of our markets, allowing us to continuously address the evolving needs of our consumers.

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

Our Employees

As of March 9, 2016, we employed approximately 286 full-time and 10 part-time or seasonal individuals. None of our employees are covered by a collective bargaining agreement.

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

Additional information about our products and services can be found at SPRI.com and Gaia.com. We have included our website addresses only as inactive textual reference, and the information contained on our website is not incorporated by reference into this Form 10-K.

Item 1A.	Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks described below of which we are presently aware. Historical results are not necessarily an indication of future results. The risk factors below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

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

We have had losses, and we cannot assure future profitability

We have reported net losses of $11.7 million, $9.9 million and $22.8 million in 2015, 2014 and 2013, respectively. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition and releasing plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our strategy of offering branded products could lead to inventory risk and higher costs

An important part of our strategy is to feature branded products. These products are sold under our brand names and are manufactured to our specifications. We expect our reliance on branded merchandise to increase. The use of branded merchandise requires us to incur costs and risks relating to the design and purchase of products, including submitting orders earlier and making larger initial purchase commitments.

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

Our founder and chairman Jirka Rysavy has voting control over our company

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 348,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 74% of our voting stock and, thus, is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

Our future cash flows may not be sufficient to meet our obligations and we may have difficulty obtaining financing

Our cash balance at December 31, 2015 was $13.8 million. Our subsidiary Boulder Road LLC has access to a $5.5 million revolving line of credit with a bank. Other than that, we presently do not have any financing arrangement in place to assist us in meeting our obligations. There can be no assurance in the future whether we will generate sufficient cash flow from operations to meet our obligations or whether we would be able to secure financing or other sources of funds, such as from the sale of our shelf registration stock, should the need arise.

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

Relying on our centralized fulfillment center could expose us to losing revenue

Prompt and efficient fulfillment of our customers’ orders is critical to our business. Our facility near Cincinnati, Ohio handles a majority of our fulfillment functions and some customer-service related operations, such as returns processing. Many of our orders are filled and shipped from the Cincinnati facility. The balance is shipped by third party fulfillment centers or directly from suppliers. Because we rely on a centralized fulfillment center, our fulfillment functions could be severely impaired in the event of fire, extended adverse weather conditions, transportation difficulties or natural disasters. Because we recognize revenue only when we ship orders, interruption of our shipping could diminish our revenues.

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

Postage and shipping costs may increase and therefore increase our expenses

We ship our products to our consumers and the cost of shipping is a material expenditure. Postage and shipping prices increase periodically and can be expected to increase in the future. Any inability to secure suitable or commercially favorable prices or other terms for the delivery of our merchandise could have a material adverse effect on our financial condition and results of operations.

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

Our principal executive offices are located in Louisville, Colorado. Our fulfillment center is located in the Cincinnati, Ohio area. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration
Louisville, CO	150,262 sq. ft.	Headquarters and studios	Owned
Cincinnati, OH	208,120 sq. ft.	Fulfillment center	June 2019
Libertyville, IL	7,691 sq. ft.	Office	December 2016

We rent to third parties approximately 63,450 square feet of our building space located in Colorado. Our existing fulfillment center lease has renewal options permitting the extension of the lease for up to an additional four years. We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3.	Legal Proceedings

On August 13, 2014, Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC (together, “Cinedigm”) initiated an arbitration proceeding with the American Arbitration Association under the Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm and Gaiam and one of its subsidiaries (the “MIPA”). Cinedigm’s arbitration demand alleged that Gaiam owed Cinedigm approximately $12.9 million under the working capital adjustment mechanism included in the MIPA. In addition, Cinedigm claimed that Gaiam materially breached its representations and warranties under the MIPA, that Gaiam engaged in fraudulent and tortious acts in connection with the sale, and that Gaiam breached the terms of other agreements related to the transaction. The aggregate relief requested by Cinedigm exceeded $30.0 million and included unspecified compensatory damages, attorneys’ fees, costs and interest, and other relief. In response to the disputes, the Company accrued a litigation-related reserve of $3.0 million in 2014.

In a settlement agreement entered into on September 30, 2015, Cinedigm and Gaiam agreed to the following: (1) a mutual release of all claims, with only one exception (described immediately below), that the parties held against each other; (2) the commencement of a further arbitration to resolve Cinedigm’s single preserved claim that it did not receive all of the cash collected by Gaiam on Cinedigm’s behalf during the transition period following the sale (the “Cash Reconciliation Claim”); and (3) Gaiam would pay Cinedigm $2.3 million. In a settlement agreement made effective as of December 31, 2015, Cinedigm and Gaiam agreed to resolve the Cash Reconciliation Claim in exchange for a further payment by Gaiam to Cinedigm in the amount of $1.6 million.

As a result, all legal disputes between the parties have now been finally and fully settled. The parties’ settlements do not constitute an admission by either party of any liability or wrongdoing whatsoever. Gaiam entered into the settlement agreements in order to (i) eliminate the uncertainty and risk inherent in any litigation, (ii) significantly reduce the professional fees and costs that the litigation would require, and (iii) significantly reduce the distraction imposed by the process on management.

During 2015, Gaiam recorded charges of $12.1 million which include a non-cash charge of $7.3 million for the working capital receivable due from Cinedigm. The expenses associated with the settlements and arbitration have all been included in Loss from discontinued operations in the accompanying condensed consolidated statements of operations.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2015 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 9, 2016, we had 4,571 shareholders of record and 19,130,681 shares of $.0001 par value Class A common stock outstanding, and we had 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price data for our Class A common stock for the period indicated:

	High	Low
2015
Fourth Quarter	$7.15	$5.94
Third Quarter	$7.25	$5.00
Second Quarter	$7.65	$6.14
First Quarter	$7.80	$6.05
2014
Fourth Quarter	$7.85	$6.31
Third Quarter	$7.99	$6.44
Second Quarter	$8.76	$6.09
First Quarter	$7.36	$6.05

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

No dividends were declared or paid during the years ended December 31, 2015 and 2014.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,478,724	$6.19	1,281,169
Equity compensation plans not approved by security holders	—	—	—

Total	1,478,724	$6.19	1,281,169

Item 6. Selected Financial Data

We derived the selected consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2015, 2014 and 2013, and consolidated balance sheet data as of December 31, 2015 and 2014 set forth below from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2012 and 2011 and consolidated balance sheet data as of December 31, 2013, 2012 and 2011 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. During 2013, we sold our non-Gaiam branded entertainment media distribution operations and discontinued our DRTV operations. These business are reported as discontinued operations for all periods presented below. At the end of 2011, we deconsolidated our RGSE subsidiary.

The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2015 (a)	2014 (a)	2013 (b)(c)	2012 (c)	2011 (c)
Consolidated Statement of Operations Data:
Net revenues	$188,018	$166,694	$155,463	$127,242	$223,691
Cost of goods sold	103,249	91,189	90,155	70,723	144,835

Gross profit	84,769	75,505	65,308	56,519	78,856

Expenses:
Selling and operating	64,160	68,470	64,657	56,292	73,525
Corporate, general and administration	16,428	12,121	11,325	10,400	14,221
Other general income and expense	—	—	10,967	—	22,456

Total expenses	80,588	80,591	86,949	66,692	110,202

Income (loss) from operations	4,181	(5,086)	(21,641)	(10,173)	(31,346)

Interest and other (expense) income	(1,406)	(600)	2,421	(86)	(90)
Gain on sale of investments	—	1,480	25,096	—	—
Loss from equity method investment	(465)	(55)	—	(18,410)	—
Loss from deconsolidation of subsidiary	—	—	—	—	(4,550)

Income (loss) before income taxes	2,310	(4,261)	5,876	(28,669)	(35,986)
Income tax expense (benefit)	1,219	1,369	25,974	(9,444)	(10,713)

Net income (loss) from continuing operations	1,091	(5,630)	(20,098)	(19,225)	(25,273)
(Loss) income from discontinued operations, net of tax	(12,103)	(3,327)	(1,995)	6,648	3

Net loss	(11,012)	(8,957)	(22,093)	(12,577)	(25,270)
Net (income) loss attributable to noncontrolling interest	(694)	(959)	(659)	(305)	398

Net loss attributable to Gaiam, Inc.	$(11,706)	$(9,916)	$(22,752)	$(12,882)	$(24,872)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
From continuing operations	$0.01	$(0.27)	$(0.90)	$(0.86)	$(1.08)
From discontinued operations	(0.49)	(0.14)	(0.09)	0.29	0.00

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.48)	$(0.41)	$(0.99)	$(0.57)	$(1.08)

Weighted-average shares outstanding:
Basic	24,510	24,228	22,972	22,703	23,126

Diluted	24,612	24,228	22,972	22,703	23,126

	As of December 31,
(in thousands)	2015	2014	2013 (c)	2012 (c)	2011 (c)
Consolidated Balance Sheet Data:
Cash	$13,772	$15,772	$32,229	$9,858	$14,545
Working capital	33,168	39,699	53,674	51,418	62,217
Total assets	128,542	138,632	141,686	197,231	163,290
Total liabilities	39,749	39,073	36,396	78,359	32,116
Total equity	88,793	99,559	105,290	118,872	131,174
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$8,156	$(8,969)	$(23,124)	$16,476	$5,240

(a)	We recorded non-cash and cash charges of $12.1 million and $3.3 million during 2015 and 2014, respectively, associated with the legal dispute and settlement with Cinedigm.
(b)	During 2013, we recognized $11.0 million for certain impairments and restructuring costs, $2.0 million net loss from discontinued operations due to the closure of our DRTV business, and the sale of GVE and a $25.0 million gain on the sale of stock. We also recorded a $23.2 million charge to income tax expense to provide a valuation allowance against our deferred tax assets.
(c)	Until December 31, 2011, we accounted for our investment in Real Goods Solar, Inc. (“RGSE”) as a consolidated subsidiary. Total revenues for RGSE were $109.3 million in 2011 and $77.3 million in 2010. Operating loss was $2.3 million in 2011. Net loss for 2011 was $1.9 million. On December 31, 2011, as a result of a decrease in our voting ownership to 37.5%, we converted our accounting for RGSE from consolidated subsidiary to equity method investment. Thus, our consolidated balance sheet data at December 31, 2011 and beyond excludes RGSE’s consolidated balance sheet and our consolidated statement of operations data for 2012 presents RGSE on an equity method investment basis. During May 2013, as a result of the sale of the majority of our ownership to less than 20% and the resignation of our chairman from his position as Chairman of the board of directors for RGSE, we changed the accounting for our investment in RGSE from the equity to cost method. Thus, our consolidated balance sheet data at December 31, 2013 and our consolidated statement of operations data for 2013 reports RGSE as a cost method investment.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2015, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2010. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market (U.S. Companies) Index and (b) a media peer group, comprised of Martha Stewart Living Omnimedia, Inc.; The Walt Disney Company; and Lions Gate Entertainment Corp. Our Class A common stock is quoted by The NASDAQ Stock Market’s Global Market under the trading symbol GAIA.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, ongoing losses, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, e-commerce trends, future Internet related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, customer interest in our products, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We have two reportable business segments which are aligned based on their products or services: Gaiam Brand and Gaia.

Gaiam Brand Segment

Gaiam is a leader in the markets for yoga, fitness and wellness products and media content. Gaiam brands include Gaiam, focused on yoga and fitness; Gaiam Restore, focused on wellness; SPRI focused on fitness; and our eco-travel business.

We develop and market fitness and yoga accessories, apparel, and media under Gaiam’s brands. These products are sold primarily through major national retailers in the United States, Canada, Europe, and other countries, with placement in over 38,000 retail doors worldwide and websites. Our products and services are targeted to all levels of yoga and fitness enthusiasts, including professionals. We believe that consumers are attracted to our products because of their design, functional characteristics, and our unique brand heritage. Our accessories include yoga mats, bags, straps and blocks, media content including digital media and apps, restorative and massage accessories such as rollers, resistance cords and balance balls, and various other offerings. Our comprehensive line of apparel includes pants, shorts, tops and jackets designed around yoga.

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

We seek to drive sustainable and profitable growth in this segment by leveraging our brands’ leading market positions and heritage to expand our product offering and distribution channels. We believe that growth in yoga participation, greater awareness of health and wellness, and the success of our retail and online partners is increasing consumer interest in our brands and products, and creates new opportunities for us to expand our offering. Recent examples of our brand extension include the 2012 launch of Gaiam Restore and SPRI Dynamic Recovery brands, our at-home rehabilitative and restorative products, and the 2013 launch of our SPRI Cross Train line of high-intensity fitness accessories. In the spring of 2015, we launched a Gaiam branded yoga apparel line extending our brand to a new product segment.

We recently launched or updated certain websites, evolving our e-commerce experience to focus on engaging customers through digital content, and social and mobile marketing across various devices. With the acquisition of Yoga Studio, the leading paid yoga app for mobile and tablet devices in the U.S. App Store, and the launch of our new Meditation Studio app, we will continue to develop and leverage our interactive digital strategy as a point of brand engagement. We plan to invest in our online branding and digital offerings, develop emerging talent, utilize social media, and sponsor local events. Additionally, during 2015 we curtailed the circulation of our consumer catalogs focusing our direct-to-consumer strategy to online channels.

Gaia Segment

Gaia is a global digital video subscription service with approximately 7,000 titles which caters to an underserved subscriber base. Gaia’s digital content is available to subscribers on most Internet connected devices anytime, anywhere commercial free. The subscription also allows subscribers to download and view files from the library without being actively connected to the internet. Through Gaia subscriptions, customers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is available exclusively to subscribers for digital streaming. More and more, people are augmenting their use of, or veering away from broadcast television and turning to, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Go and Gaia.

Gaia’s position in the streaming video landscape is firmly supported by a wide variety of exclusive and unique content, which provides a complementary offering to entertainment-based streaming video services. Gaia’s original content is developed and produced in our in-house production studios near Boulder, Colorado. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target subscriber base.

In October 2013, Gaia acquired My Yoga Online, the largest on-line yoga video streaming subscription business in Canada. With this acquisition we grew our content library by approximately 1,300 video titles and expanded our international subscriber base. We plan to continue investing in international expansion, both in terms of subscribers and content.

Gaiam’s Board of Directors previously approved the separation of Gaia and Gaiam Brand into two separate publicly traded companies. We currently expect the separation to take the form of a tax-free spin-off to shareholders. Our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur. Gaia filed the final amendment to its Form 10 on February 17, 2016. Prior to consummating the proposed tax-free spin-off of the subscription business, our board of directors believes it is appropriate to review possible funding structures, enhancements and alternatives for its two primary business units and its eco-travel subsidiary, to maximize shareholder value. The board of directors expects to complete the review process by the end of March, while Gaia finalizes its NASDAQ trading arrangements. The Company does not plan to comment further regarding the review process unless disclosure is legally required.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net revenue. Net revenue increased $21.3 million, or 12.8%, to $188.0 million during 2015 from $166.7 million during 2014. Net revenue in our Gaiam Brand segment increased $17.8 million, or 11.3%, to $174.6 million during 2015 from $156.8 million during 2014, due to the successful launch of our apparel line and additional branded product sales, offset by the $7.6 million planned reduction of our catalog business. Our eco-travel business, which is part of the Gaiam Brand segment, grew during the year as a result of improved economic conditions. Net revenue in our Gaia segment increased $3.5 million, or 35.8%, to $13.5 million during 2015 from $9.9 million during 2014 due to continued subscriber growth plus increased download and other revenues.

Cost of goods sold. Cost of goods sold increased $12.1 million, or 13.2%, to $103.2 million during 2015 from $91.2 million during 2014. Cost of goods sold in our Gaiam Brand segment increased $11.4 million to $101.2 million during 2015 from $89.8 million during 2014 and, as a percentage of net revenue, increased to 58.0% during 2015 from 57.3% during 2014, primarily due to slightly lower margins on our new apparel line. Cost of goods sold in our Gaia segment increased $0.6 million to $2.0 million during 2015 from $1.4 million during 2014 and, as a percentage of net revenue, increased to 15.0% during 2015 from 13.9% during 2014, primarily reflecting subscriber growth and the fixed nature of digital distribution costs.

Selling and operating expenses. Selling and operating expenses decreased $4.3 million, or 6.3%, to $64.2 million during 2015 from $68.5 million during 2014 and, as a percentage of net revenue, decreased to 34.1% during 2015 from 41.1% during 2014. The decrease was primarily due to reduced spending in our catalog business, partially offset by increased marketing expenses for Gaia, bad debt expenses, and staffing to support our apparel line.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $4.3 million or 35.5% to $16.4 million during 2015 from $12.1 million in 2014 and as a percentage of net revenue, increased to 8.8% during 2015 from 7.3%

during 2014. The increase is due to increased headcount, incentives and other additional costs connected to the growth of the business and in anticipation of the spin-off. Additionally, one-time charges of approximately $1.8 million during the year related to the separation of the businesses, and severance for a former corporate officer also contributed to the increase.

Interest and other income (expense), net. Interest and other income (expense), net was an expense of $1.4 million during 2015 compared to an expense of $0.6 million during 2014. The increase during 2015 primarily relates to additional expenses recognized associated with realized and unrealized losses on our foreign currency derivatives.

Gain on sale of investments. Gain on sale of investments of $1.5 million in 2014 represents our gain recognized and net proceeds received from the sale of shares of our investment in RGSE stock and all our investment in Cinedigm stock. There were no similar gains recorded in 2015.

Loss from equity method investment. Loss from equity method investment primarily consists of our share of operating losses generated by a joint venture formed in 2015 to market a fitness-based infomercial.

Loss from discontinued operations. The loss from discontinued operations in 2015 and 2014 is primarily related to non-cash and cash charges incurred in connection with our legal dispute and settlement with Cinedigm. The cash settlement paid to Cinedigm during 2015 was $2.3 million.

Net income (loss) attributable to Gaiam, Inc. Net loss attributable to Gaiam, Inc. was $11.7 million, or $0.48 per diluted share, during 2015 compared to a loss of $9.9 million, or $0.41 per diluted share, during 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net revenue. Net revenue increased $11.2 million, or 7.2%, to $166.7 million during 2014 from $155.5 million during 2013. Net revenue in our Gaiam Brand segment increased $7.0 million, or 4.7%, to $156.8 million during 2014 from $149.8 million during 2013, due to the addition of a new major customer account and growth in our Gaiam Restore and SPRI product lines. Growth in the Gaiam Brand segment was moderated by a few factors. First, revenues from our largest customer declined as the result of a data breach at the customer’s stores. Second, we made a strategic decision early in the year to reduce catalog circulation and focus our direct-to-consumer operations on a consumer engagement digital strategy. Third, the continued contraction in the physical DVD market reduced our media sales. Finally, we decided during the year to not renew a license we held to manufacture fitness accessories under a third-party brand. This decision resulted in lower revenues, but allowed us to focus more on our Gaiam and SPRI brands. Our eco-travel business, which is part of the Gaiam Brand segment, grew during the year as a result of improved economic conditions. Net revenue in our Gaia segment increased $4.3 million, or 75.4%, to $9.9 million during 2014 from $5.7 million during 2013 due primarily to subscriber growth at Gaia and revenues from My Yoga Online, which was acquired during the fourth quarter of 2013.

Cost of goods sold. Cost of goods sold increased $1.0 million, or 1.1%, to $91.2 million during 2014 from $90.2 million during 2013. Cost of goods sold in our Gaiam Brand segment increased $0.6 million to $89.8 million during 2014 from $89.2 million during 2013 and, as a percentage of net revenue, decreased to 57.3% during 2014 from 59.5% during 2013, primarily due to a shift in product sales mix to higher margin products, as well as improvement in cost of goods for certain products. Cost of goods sold (exclusive of amortization of video library costs) in our Gaia segment increased $0.4 million to $1.4 million during 2014 from $1.0 million during 2013 and, as a percentage of net revenue, decreased to 14.1% during 2014 from 17.5% during 2013, primarily reflecting subscriber growth and the fixed nature of digital distribution costs.

Selling and operating expenses. Selling and operating expenses increased primarily due to additional investment in our Gaia segment. Selling and operating expenses increased $3.8 million, or 5.9%, to $68.5 million during 2014 from $64.7 million during 2013 and, as a percentage of net revenue, decreased to 41.1% during 2014 from 41.6% during 2013.

Corporate, general and administration expenses. Corporate, general and administration expenses increased from $11.3 million in 2013 to $12.1 million in 2014 and, as a percentage of net revenue, increased slightly to 7.3% during 2014 from 7.2% during 2013. The increase was primary attributable to fees associated with the spin-off of our Gaia segment.

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

Net income (loss) attributable to Gaiam, Inc. Net loss attributable to Gaiam, Inc. was $9.9 million, or $0.41 per diluted share, during 2014 compared to a loss of $22.8 million, or $0.99 per diluted share, during 2013.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2015 and 2014. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2015 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$37,638	$41,146	$51,300	$57,934
Gross profit	17,247	18,207	21,853	27,462
(Loss) income from continuing operations	(3,418)	12	2,431	2,066

(Loss) income from discontinued operations (a)	(466)	(1,121)	(10,695)	179
Net (loss) income	(3,884)	(1,109)	(8,264)	2,245
Net (loss) income attributable to Gaiam, Inc.	(3,892)	(1,117)	(8,814)	2,117
Diluted net (loss) income per share attributable to Gaiam, Inc.	$(0.16)	$(0.05)	$(0.36)	$0.09

Weighted average shares outstanding-diluted	24,490	24,610	24,604	24,626

	Year 2014 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$37,611	$32,451	$41,256	$55,376
Gross profit	17,020	15,468	18,018	24,999
Gain on sale of investment (b)	438	1,042	—	—
(Loss) income from continuing operations	(2,098)	(2,216)	(2,559)	1,243

Income (loss) from discontinued operations (a)	26	2	(82)	(3,273)
Net loss	(2,072)	(2,214)	(2,641)	(2,030)
Net loss attributable to Gaiam, Inc.	(2,134)	(2,388)	(3,026)	(2,368)
Diluted net loss per share attributable to Gaiam, Inc.	$(0.09)	$(0.10)	$(0.12)	$(0.10)

Weighted average shares outstanding-diluted	24,006	24,090	24,340	24,470

(a)	The losses from discontinued operations during 2015 and the fourth quarter of 2014 relate to cash and non-cash charges incurred in connection with our legal dispute and settlement with Cinedigm.
(b)	We reported gains on the sale of our RGSE stock during 2014, the carrying value for which had previously been reduced to zero through the recognition of our portion of RGSE’s net losses. We also recognized a gain of $0.5 million in connection with the sale of Cinedigm Corp. Class A common stock which we received in connection with the sale of our non-branded entertainment media business to Cinedigm Corp. in October 2013.

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

Revenue

We recognize revenue in our Gaiam Brand segment when the goods are shipped to the customer and collection is either probable or has occurred. The amount of revenue recognized is net of estimated returns and other chargebacks (or channel credits), which are estimated using historical return and credit rates. If the actual amount of returns and chargebacks were to vary significantly from our estimates, it could materially impact our results of operations in subsequent periods. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenue arising from the product sale. Travel revenues are recognized in the period which the trip begins. We recognize revenue in our Gaia segment ratably over the subscription period after collection has occurred. We present revenue net of taxes collected from customers.

Share-Based Compensation

We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time based awards over the service period. We use the Black-Scholes option valuation model to estimate the grant date fair value. In estimating this fair value, there are certain assumptions that we use, as disclosed in Note 13. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

Deferred Tax Assets

Due to historical operating losses, we recorded a full valuation allowance on our deferred tax assets at the end of 2013 and therefore recorded an associated tax expense of $23.2 million. We have continued to maintain a full valuation allowance during 2015 and 2014. We continue to be optimistic about our future, and expect to return to operating profitability. When that happens, we expect to reverse the valuation allowance and record the related tax benefit for future use of our net operating loss carryforwards we expect to realize.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our e-commerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. The timing and amount of these capital requirements are variable and we cannot accurately predict them. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At December 31, 2015, our cash balance was $13.8 million. Including our investment in Gaia, we estimate that our capital expenditures will total approximately $10.0 million for 2016, which will be funded through cash flow from operations.

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

We had no long-term debt as of December 31, 2014. On July 23, 2015, Boulder Road LLC, a subsidiary of Gaia, entered into a revolving line of credit agreement with a bank in the amount of $5.5 million. The note bears interest at the prime rate plus 3.25%, is guaranteed by Gaiam, Inc. and Gaia, and is secured by a Deed of Trust filed against the real property on which the principal offices of the Company are located. The value of our principal offices is far in excess of the amount of the line of credit. No amounts were drawn or outstanding under the line of credit during 2015.

The potential spin-off of Gaia will have a significant impact on our liquidity if it occurs, as Gaiam will no longer be required to fund the operating losses or capital expenditures of Gaia. In addition, as discussed in Note 1 to the consolidated financial statements, the ownership of our principal offices was transferred to Gaia, effective January 1, 2015. As a result, our principal offices, which are fully owned by us, will no longer be available as a potential source of financing to Gaiam after the spin-off.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities – continuing operations	$11,963	$(8,827)	$(15,555)

Operating activities – discontinued operations (a)	(3,807)	(142)	(7,569)

Operating activities	8,156	(8,969)	(23,124)

Investing activities	(9,335)	(8,437)	64,977

Financing activities – continuing operations	(326)	1,656	777
Financing activities – discontinued operations	—	—	(19,967)

Financing activities	(326)	1,656	(19,190)

Effects of exchange rates on cash	(495)	(707)	(292)

Net (decrease) increase in cash	$(2,000)	$(16,457)	$22,371

(a)	Net cash used in operating activities for discontinued operations during 2013 includes certain participation payments paid to Vivendi Entertainment that were due in December 2012, but not paid until January 2013.

2015 Compared to 2014

Continuing Operations

Operating activities. Our cash flow from operating activities–continuing operations increased $20.8 million as it went from using $8.8 million of cash in 2014 to providing $12.0 million in 2015. The $20.8 million improvement is due first to the $6.7 increase in net income, caused by the growth in our revenues. The improvement is also due to increased collection of accounts receivable of $7.1 million, increased streamlining of inventory levels of $2.7 million, and reduced purchases of other assets of $1.4 million.

Investing activities. Our investing activities used net cash of $9.3 million and $8.4 million during 2015 and 2014, respectively. Compared to 2014, cash flow decreased during 2015 by $3.7 million because of additional capital spending (for purchases of property, equipment and media rights), and also decreased because we did not have any sales of investments as in 2014 of $2.6 million. These decreases were partially offset by a $5.5 million reduction in acquisitions of new businesses and equity method investments.

Financing activities. Our financing activities used net cash of $0.3 million during 2015 and generated net cash of $1.7 million during 2014. The reduction in 2015 was attributable to reduced stock option exercises of $1.6 million, and increased dividends paid to the non–controlling interest of $0.3 million.

Discontinued Operations

Operating activities. Our cash flow used in operating activities–discontinued operations used net cash of $3.8 million and $0.1 million during 2015 and 2014, respectively. The net cash used during 2015 primarily relates to cash-based charges incurred in connection with our legal dispute and settlement with Cinedigm. The cash settlement paid to Cinedigm during 2015 was $2.3 million.

2014 Compared to 2013

Continuing Operations

Operating activities. Our operating activities for continuing operations used net cash of $8.8 million and $15.6 million during 2014 and 2013, respectively. The net cash used by operating activities for continuing operations during 2014 was primarily attributable to continuing investment in Gaia, decreased participations payable of $3.5 million and increased receivables of $3.9 million, partially offset by increased accounts payable of $5.5 million. The net cash used by operating activities for continuing operations during 2013 was also primarily attributable to investment in Gaia, decreased accounts payable of $4.4 million, partially offset by decreased inventory of $1.1 million.

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

Contractual Obligations

We have commitments pursuant to operating lease agreements and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of December 31, 2015:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$2,842	$829	$2,013	$—	$—
Minimum distribution and royalty payments	$3,347	$2,698	$649	$—	$—

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

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do have forward and option contracts in foreign currency. See Note 10 to our Consolidated Financial Statements for additional information. We hold a controlling financial interest in and, therefore, consolidate Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gaiam, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Gaiam, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Our audits also included the consolidated financial statement schedule II for the years ended December 31, 2015, 2014, and 2013. We have also audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaiam, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In our opinion, the related consolidated financial statement schedule II for the years ended December 31, 2015, 2014, and 2013, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Gaiam, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EKS&H LLLP

March 15, 2016

Boulder, Colorado

GAIAM, INC.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2015	2014
ASSETS
Current assets:
Cash	$13,772	$15,772
Accounts receivable, net	26,999	30,266
Inventory, less allowances	17,303	20,154
Other current assets	14,843	11,998
Current assets of discontinued operations	—	582

Total current assets	72,917	78,772
Property and equipment, net	25,046	23,231
Media library, net	9,117	7,691
Goodwill	15,448	15,448
Other intangibles, net	866	823
Other assets	5,148	12,667

Total assets	$128,542	$138,632

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,384	$18,837
Accrued liabilities	20,365	20,236

Total current liabilities	39,749	39,073
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,130,681 and 19,084,958 shares issued and outstanding at December 31, 2015 and 2014, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2015 and 2014	1	1
Additional paid-in capital	172,371	171,315
Accumulated other comprehensive loss	(399)	(200)
Accumulated deficit	(88,035)	(76,329)

Total Gaiam, Inc. shareholders’ equity	83,940	94,789
Noncontrolling interest	4,853	4,770

Total equity	88,793	99,559

Total liabilities and equity	$128,542	$138,632

See accompanying notes to consolidated financial statements.

GAIAM, INC.

Consolidated Statements of Operations

(in thousands, except per share data)	2015	2014	2013
Consolidated Statements of Operations Data:
Net revenues	$188,018	$166,694	$155,463
Cost of goods sold	103,249	91,189	90,155

Gross profit	84,769	75,505	65,308

Expenses:
Selling and operating	64,160	68,470	64,657
Corporate, general and administration	16,428	12,121	11,325
Other general income and expense	—	—	10,967

Total expenses	80,588	80,591	86,949

Income (loss) from operations	4,181	(5,086)	(21,641)

Interest and other (expense) income	(1,406)	(600)	2,421
Gain on sale of investments	—	1,480	25,096
Loss from equity method investment	(465)	(55)	—

Income (loss) before income taxes	2,310	(4,261)	5,876
Income tax expense	1,219	1,369	25,974

Net income (loss) from continuing operations	1,091	(5,630)	(20,098)
Loss from discontinued operations, net of tax	(12,103)	(3,327)	(1,995)

Net loss	(11,012)	(8,957)	(22,093)
Net income attributable to noncontrolling interest	(694)	(959)	(659)

Net loss attributable to Gaiam, Inc.	$(11,706)	$(9,916)	$(22,752)

Net income (loss) per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
From continuing operations	$0.01	$(0.27)	$(0.90)
From discontinued operations	(0.49)	(0.14)	(0.09)

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.48)	$(0.41)	$(0.99)

Weighted-average shares outstanding:
Basic	24,510	24,228	22,972

Diluted	24,612	24,228	22,972

See Accompanying Notes to Consolidated Financial Statements.

GAIAM, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net loss	$(11,012)	$(8,957)	$(22,093)

Other comprehensive (loss) income:
Foreign currency translation loss	(324)	(62)	(292)
Unrealized gain on equity securities	—	202	116
Reclassification of gain on equity securities to net income	—	(319)	—

Other comprehensive loss	(324)	(179)	(176)

Comprehensive loss	(11,336)	(9,136)	(22,269)

Less: comprehensive income attributable to the noncontrolling interest	569	947	634

Comprehensive loss attributable to Gaiam, Inc.	$(11,905)	$(10,083)	$(22,903)

See Accompanying Notes to Consolidated Financial Statements.

GAIAM, INC.

Consolidated Statement of Changes in Equity

			Gaiam, Inc. Shareholders
(in thousands, except shares)	Total Equity	Total Gaiam Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares	Noncontrolling Interest
Balance at December 31, 2012	$118,872	$116,074	$(43,661)	$118	$3	$159,614	22,730,464	$2,798
Issuance of Gaiam, Inc. common stock in conjunction with an acquisition and share-based compensation	8,261	8,261	—	—	—	8,261	1,264,657	—
Noncontrolling interest portion of subsidiary’s business combinations	426	—	—	—	—	—	—	426
Comprehensive (loss) income	(22,269)	(22,903)	(22,752)	(151)	—	—	—	634

Balance at December 31, 2013	$105,290	$101,432	$(66,413)	$(33)	$3	$167,875	23,995,121	$3,858
Issuance of Gaiam, Inc. common stock in conjunction with an acquisition and share-based compensation	3,440	3,440	—	—	—	3,440	489,837	—
Noncontrolling interest portion of subsidiary’s business combinations	115	—	—	—	—	—	—	115
Subsidiary’s dividend to noncontrolling interest	(150)	—	—	—	—	—	—	(150)
Comprehensive (loss) income	(9,136)	(10,083)	(9,916)	(167)	—	—	—	947

Balance at December 31, 2014	$99,559	$94,789	$(76,329)	$(200)	$3	$171,315	24,484,958	$4,770
Issuance of Gaiam, Inc. common stock and share-based compensation	1,056	1,056	—	—	—	1,056	45,723	—
Subsidiary’s dividend to noncontrolling interest	(486)	—	—	—	—	—	—	(486)
Comprehensive (loss) income	(11,336)	(11,905)	(11,706)	(199)	—	—	—	569

Balance at December 31, 2015	$88,793	$83,940	$(88,035)	$(399)	$3	$172,371	24,530,681	$4,853

See Accompanying Notes to Consolidated Financial Statements.

GAIAM, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2015	2014	2013 (a)
Operating activities:
Net loss	$(11,012)	$(8,957)	$(22,093)
Loss from discontinued operations	12,103	3,327	1,995

Net income (loss) from continuing operations	1,091	(5,630)	(20,098)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation	2,393	1,989	2,301
Amortization	2,782	2,223	1,659
Share-based compensation expense	895	839	809
Deferred income tax expense (benefit)	—	28	23,861
Loss on translation of foreign currency	408	564	42
Gain on sale of investments	—	(1,480)	(25,096)
Loss on equity method investment	465	55	—
Gain from collection of note receivable	—	—	(2,300)
Impairment and other losses	—	—	9,194
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	3,247	(3,872)	(2,072)
Inventory, net	2,780	56	1,097
Deferred advertising costs	—	(250)	508
Other current and long-term assets	(2,586)	(3,939)	(2,887)
Accounts payable	(2,458)	5,535	(4,407)
Accrued liabilities	2,946	(4,945)	1,834

Net cash provided by (used in) operating activities – continuing operations	11,963	(8,827)	(15,555)

Net cash used in operating activities – discontinued operations	(3,807)	(142)	(7,569)

Net cash provided by (used in) operating activities	8,156	(8,969)	(23,124)

Investing activities:
Net proceeds from the sale of investments	—	2,646	25,096
Collection from related party	—	—	2,100
Purchase of property, equipment and media rights	(9,335)	(5,590)	(3,386)
Proceeds from sale of business	—	—	47,500
Purchase of businesses and equity-method investments, net of cash acquired	—	(5,493)	(6,333)

Net cash (used in) provided by investing activities	(9,335)	(8,437)	64,977

Financing activities:
Net proceeds from issuance of stock	160	1,806	777
Payment of dividends to non-controlling interest	(486)	(150)	—

Net cash (used in) provided by financing activities – continuing operations	(326)	1,656	777
Net cash used in financing activities – discontinued operations	—	—	(19,967)

Net cash (used in) provided by financing activities	(326)	1,656	(19,190)

Effect of exchange rates on cash	(495)	(707)	(292)

Net (decrease) increase in cash	(2,000)	(16,457)	22,371
Cash at beginning of year	15,772	32,229	9,858

Cash at end of year	$13,772	$15,772	$32,229

Supplemental cash flow information:
Interest paid	$4	$14	$442
Income taxes paid	1,322	1,114	577
Liabilities and debt assumed from acquisitions	—	466	337
Stock issued in connection with business acquisitions	$—	$840	$7,303

(a)	Cash flows in 2013 include the $25.0 million gain from the sale of RGSE stock, the sale of GVE and the discontinuation of the DRTV Business Unit.

See Accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

References in this report to “we”, “us”, “our”, “Company” or “Gaiam” refer to Gaiam, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

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

Spin-off of Gaia

On February 20, 2015, our wholly-owned subsidiary Gaia, Inc. (“Gaia” formerly referred to as “Gaiam TV”) filed a registration statement on Form 10 with the Securities and Exchange Commission in connection with the previously announced proposed separation of the Gaia segment from the Gaiam Brand segment into two separate publicly traded companies. Gaia filed amendments to the Form 10 with the Securities and Exchange Commission on May 29, 2015, September 9, 2015, and February 17, 2016. Gaia has filed a listing application with NASDAQ and is in the process of listing on NASDAQ in anticipation of the spin-off. We currently expect that the proposed tax-free spin-off will occur through a distribution to Gaiam, Inc.’s shareholders of all the stock of Gaia. Gaia would hold all of the assets and liabilities of the Gaia segment. The Gaiam Brand segment will remain with Gaiam, Inc. after the distribution. The completion of the separation is subject to satisfaction of several conditions. Furthermore, our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur.

If the proposed spin-off occurs, Gaia anticipates entering into a reorganization agreement with Gaiam, Inc. to provide for, among other things, the principal corporate transactions required to effect the spin-off, certain conditions to the spin-off and provisions governing the relationship between Gaia and Gaiam, Inc. with respect to and resulting from the spin-off. The reorganization agreement would also provide that the holders of options to purchase Gaiam, Inc. Class A common stock who are employees or non-employee directors of Gaiam, Inc. on the record date for the distribution will receive options to purchase shares of Gaia’s Class A common stock in the same ratio as shareholders. Additionally there will be a corresponding adjustment to the existing Gaiam, Inc. options held by such holder. The spin-off would not constitute a change in control for purposes of Gaiam, Inc.’s equity plans, and therefore no vesting of awards will occur as a result of the spin-off. In addition, the reorganization agreement would address the treatment of the various insurance policies held by Gaiam, Inc. and Gaia after the spin-off. In anticipation of the spin-off, Gaia has entered into multiple license agreements with Gaiam, Inc. including a license agreement for the use of the “Gaia” trade name, and related trademarks and service marks following the spin-off.

Providing the spin-off is completed, Gaia anticipates entering into a transition services agreement with Gaiam, Inc. in connection with the separation. Under the transition services agreement, Gaiam, Inc. and Gaia would agree to provide certain services to the other for a period of up to 24 months following the spin-off, or such other shorter period as may be provided in the transition services agreement. The services to be provided may include certain corporate services including, but not limited to, management, financial, accounting, tax, human resources, payroll, technical, fulfillment, software quality control, and certain office services as required from time to time in the ordinary course of our business. Charges for these services would be based on the actual cost of such services without premium or mark-up, although applicable administrative and other overhead costs associated with the services will be allocated and included in the service charge. The employees of Gaia would remain eligible employees under certain employee benefit plans currently maintained by Gaiam, Inc., which will be managed under the transition services agreement.

Effective January 1, 2015, Gaiam, Inc. contributed to Gaia its 100% membership interest in Boulder Road LLC, a Colorado limited liability company. Boulder Road LLC is the sole owner of the property located at 833 West South Boulder Road in Louisville, Colorado, which is the location for our operations and the principal executive offices of Gaiam, Inc., Gaia and various other companies. The Gaiam, Inc. business unit and the Gaia business unit have entered into lease agreements with Boulder Road LLC effective with the contribution. The intercompany transactions have been eliminated in the accompanying condensed consolidated financial statements.

Discontinued Operations

During 2013, we sold our non-Gaiam-branded entertainment media distribution operation and discontinued our DRTV operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations, separate from our continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless indicated otherwise. See Note 17. Discontinued Operations.

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

Concentration of Risk

We have a concentration of credit risk in our accounts receivable with our top customers as shown in the table below. Target, Kohl’s, and Amazon are major retailers in the United States to which we make significant sales during the year-end holiday season. A significant downturn in sales with or loss of any of these customers, would have a material adverse impact on our financial statements.

Customer Receivables as a Percent of Total Gross Receivables	2015	2014
Target	34%	50%
Kohl’s	23%	11%
Amazon	17%	9%

Allowances for Doubtful Accounts and Other Accounts Receivable Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. It is our policy to write off receivables after all avenues of collection have been pursued and the probability of collection is considered remote. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

We record allowances for product returns to be received in future periods at the time we recognize the original sale. We record a reduction in revenue and a corresponding reduction in cost of sales. We estimate the amount of returns based on historical experience and future expectations.

We also maintain reserves for other deductions taken by our customers - such as co-op advertising and markdowns. These are estimated based on historical experience and future expectations. We estimate the amount of these deductions at the time revenue is recognized and record a reduction of revenue for markdowns, or an expense for co-op advertising.

As of December 31, 2015 and 2014, we had bad debt reserves of $1.0 and $0.4 million, respectively, and we had accounts receivable reserves for returns and other deductions totaling $6.1 million and $5.9 million, respectively.

Inventory

Inventory consists primarily of finished goods held for sale and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown required to sell off the inventory. As of December 31, 2015 and 2014, we estimated obsolete or slow-moving inventory to be $0.7 million and $1.2 million, respectively.

Advertising Costs

We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $15.5 million, $16.4 million, and $15.3 million for the years ended December 31, 2015, 2014, and 2013, respectively, and we include these amounts in selling and operating expense.

We record sales discounts or other sales incentives as a reduction to revenue. We identify and record any cooperative advertising expenses we pay, which are for advertisements meeting the separable benefit and fair value tests, as part of selling and operating expense.

Prior to December 2014, we deferred advertising costs related to the preparation, printing, advertising and distribution of catalogs. Those costs were deferred for financial reporting purposes until the catalogs were distributed, and then they were amortized over succeeding periods based on forecasted sales, typically within 6 months.

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

Media Library

Our media library asset represents the fair value of libraries of media acquired through business combinations, the purchase price of media rights to both video and audio titles, and the capitalized cost to produce media products, all of which we market to retailers and to e-commerce and subscription customers. Our media library is shown in the accompanying balance sheets net of accumulated amortization of $15.8 million and $14.5 million at December 31, 2015 and 2014, respectively, and is amortized over the estimated useful lives of the titles, which range from five to fifteen years.

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

Amortization expense for capitalized produced media content and acquired media rights is shown in the table below.

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Total media amortization expense	$2,071	$1,021	$1,341

Based on total media library costs at December 31, 2015 and assuming no subsequent impairment of the underlying assets or a material increase in the video productions or media acquired, we expect the amortization expense for 2016, 2017, 2018, 2019 and 2020 to be $2.2 million, $1.5 million, $1.2 million $1.0 million and $0.9 million, respectively.

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

Revenue

We recognize revenue in our Gaiam Brand segment when the goods are shipped to the customer and collection is either probable or has occurred. The amount of revenue recognized is net of estimated returns and other chargebacks (or channel credits), which are estimated using historical return and credit rates. If the actual amount of returns and chargebacks were to vary significantly from our estimates, it could materially impact our results of operations in subsequent periods. We recognize amounts billed to customers for postage and handling as revenue at the same time we recognize the revenue arising from the product sale. Travel revenues are recognized in the period which the trip begins. We recognize revenue in our Gaia segment ratably over the subscription period after collection has occurred. We present revenue net of taxes collected from customers.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time based awards over the service period. We use the Black-Scholes option valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 13. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500. We made matching contributions to the 401(k) plan of $0.2 million, $0.2 million, and $0.3 million in each of the years ended December 31, 2015, 2014, and 2013, respectively.

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

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

Derivative and Hedging Instruments

We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates. Our eco-travel subsidiary makes a significant amount of payments to tour operators in Canadian dollars, and to a lesser extent in South African Rand, Australian dollars, Euros, Danish Krone, and New Zealand dollars. Our derivatives have consisted of forward and option contracts. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not use derivative instruments for trading or speculative purposes. Derivative instruments are measured at their fair values, using Level 2 inputs, and recognized as either assets or liabilities. The accounting for changes in the fair value of derivative instruments is based on the intended use of the derivative and the resulting designation. Our derivative instruments have not been designated as hedges for accounting purposes, therefore, gains or losses from changes in fair values are recognized in other expense, net in the accompanying statements of operations.

Comprehensive Loss

Our comprehensive loss is comprised of our net loss, noncontrolling interest net income, foreign currency translation adjustments, net of tax, and unrealized changes in the fair value of equity securities, net of tax.

The tax effects allocated to our accumulated other comprehensive loss components were as follows:

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Before-tax amount	$(463)	$(268)	$(262)
Tax benefit	(139)	(89)	(86)

Net-of-tax amount	$(324)	$(179)	$(176)

Net Income (Loss) Per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net income (loss) per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded weighted average common stock equivalents of 954,000, 725,000, and 1,440,000 from the computation of diluted net income (loss) per share attributable to Gaiam, Inc. common shareholders for 2015, 2014 and 2013, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to Gaiam, Inc. common shareholders:

	For the Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net income (loss) attributable to Gaiam, Inc. common shareholders:
Income (loss) from continuing operations	$397	$(6,589)	$(20,757)
Loss from discontinued operations	(12,103)	(3,327)	(1,995)

Net loss attributable to Gaiam, Inc.	$(11,706)	$(9,916)	$(22,752)

Weighted average shares - basic	24,510	24,228	22,972
Effect of dilutive securities: weighted average stock options	102	—	—

Weighted average shares - diluted	24,612	24,228	22,972

Net income (loss) per share attributable to Gaiam, Inc. common shareholders - basic and diluted:
Income (loss) from continuing operations	$0.01	$(0.27)	$(0.90)
Loss from discontinued operations	(0.49)	(0.14)	(0.09)

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.48)	$(0.41)	$(0.99)

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values.

Recently Issued Accounting Pronouncements

In February of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In May of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard supersedes most previously existing revenue recognition rules, and will become effective for us in the first quarter of 2017. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our revenue transactions typically consist of one, distinct, fixed-price performance obligation which is delivered to the customer at a single point in time, or over a subscription period. We are monitoring the evolving interpretations and implementation guidance. Our preliminary assessment is that we do not expect the new standard to have a material impact on our reported financial position or results of operations.

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

3. Related Party Transactions

Joint Venture

On July 24, 2015, the Company formed a partnership with a third party to jointly market a fitness-based infomercial and its associated products. Under the arrangement, the Company has provided rights to an infomercial which it has developed, and the third party will provide the necessary working capital to advertise and market the infomercial worldwide. We hold a 49% interest in the partnership, and are accounting for it as an equity method investment. During 2015 we recognized a loss of $0.4 million associated with the venture which is included in Loss from equity method investment in the accompanying condensed consolidated statements of operations. As of December 31, 2015 our investment in the joint venture totaled $1.8 million and is included in Other assets in the accompanying balance sheet.

Real Goods Solar

Real Goods Solar, Inc. (“RGSE”) was a division of our company, until it was spun off in an initial public offering in 2008.

At the beginning of 2013, we still held some shares in RGSE and were reporting it as an equity method investment; and we also had loans receivable from RGSE totaling $2.7 million. The loans had zero carrying value. On April 23, 2013, we agreed to convert $0.1 of the loan balance into 62,111 shares of RGSE’s Class A common stock. On November 5, 2013, we collected $2.1 million in cash from RGSE and $0.2 million of tenant improvements in settlement of the two outstanding loans made. The $2.3 million gain resulting from the collection of these loans is reported in Interest and other income on our consolidated statement of operations for the year ended December 31, 2013.

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

4. Other Current Assets

Other current assets consist of the following as of December 31:

(in thousands)	2015	2014
Prepaid travel deposits	$5,494	$5,216
Advances	4,603	2,592
Other current assets	4,746	4,190

	$14,843	$11,998

5. Property and Equipment and Other Assets

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2015	2014
Land	$5,603	$5,603
Buildings	17,115	16,809
Furniture, fixtures and equipment	8,727	7,327
Leasehold improvements	1,141	1,622
Website development costs and other software	13,987	11,678
Studios, computer and telephone equipment	9,475	9,293
Warehouse and distribution equipment	1,765	1,765

	57,813	54,097
Accumulated depreciation and amortization	(32,767)	(30,866)

	$25,046	$23,231

Other Assets consists of the following as of December 31:

(in thousands)	2015	2014
Working capital and related receivables, net (See Note 9)	$—	$7,250
Other assets	5,148	5,417

	$5,148	$12,667

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

My Yoga Online

In October 2013, our Gaia segment acquired all of the outstanding common stock of My Yoga Online, ULC (“My Yoga Online”), an on-line yoga video streaming subscription business in Canada. The aggregate consideration paid by us exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $10.6 million, which we have recognized as goodwill. This goodwill is attributable to the domain expertise of the assembled workforce that has demonstrated an ability to generate new content, subscriber growth and revenues from future subscribers.

The following table sets forth the changes in goodwill for the period December 31, 2013 through December 31, 2015 by segment.

(in thousands)	Gaiam Brand Segment	Gaia Segment	Total
Balance at December 31, 2013	3,390	10,609	13,999
Acquisitions	1,449	—	1,449

Balance at December 31, 2014	$4,839	$10,609	$15,448
Acquisitions	—	—	—

Balance at December 31, 2015	$4,839	$10,609	$15,448

The following table represents our intangibles assets by major class as of December 31, 2015 and 2014.

	As of December 31,
(in thousands)	2015	2014
Indefinite Lived Intangibles	$340	$340

Intangibles Subject to Amortization
Customer related:
Gross carrying amount	$1,417	$1,741
Accumulated amortization	(1,171)	(1,399)

	$246	$342

Marketing related:
Gross carrying amount	$1,029	$729
Accumulated amortization	(749)	(588)

	$280	$141

The amortization periods range from 24 to 60 months. Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $0.4 million, $0.7 million, and $0.3 million, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

(in thousands)	2015	2014
Accrued compensation	$3,896	$3,323
Customer travel deposits	12,747	11,072
Accrued legal expense and related reserves	—	3,000
Other accrued liabilities	3,722	2,841

	$20,365	$20,236

Accrued compensation at December 31, 2015 and 2014 includes severance and termination benefits of $1.7 million.

8. Credit Facility

On July 23, 2015, Boulder Road LLC, a subsidiary of Gaia, entered into a revolving line of credit agreement with a bank in the amount of $5.5 million. The note bears interest at the prime rate plus 3.25%, is guaranteed by Gaiam, Inc. and Gaia, and is secured by a Deed of Trust filed against the real property on which the principal offices of the Company are located. The value of our principal offices is far in excess of the amount of the line of credit. No amounts were drawn or outstanding under the line of credit during 2015.

9. Commitments and Contingencies

Working Capital Arbitration

Since 2014, Cinedigm Corp. (“Cinedigm”) and Gaiam have been engaged in various legal disputes relating to Gaiam’s sale of its entertainment media distribution business to Cinedigm. In response to the disputes, the Company accrued a litigation-related reserve of $3.0 million in 2014.

In a settlement agreement made effective as of September 30, 2015, Cinedigm and Gaiam agreed to the following: (1) a mutual release of all claims, with only one exception (described immediately below), that the parties held against each other; (2) the commencement of a further arbitration to resolve Cinedigm’s single preserved claim that it did not receive all of the cash collected by Gaiam on Cinedigm’s behalf during the transition period following the sale (the “Cash Reconciliation Claim”); and (3) Gaiam would pay Cinedigm $2.3 million to Cinedigm.

In a further settlement agreement made effective as of December 31, 2015, Cinedigm and Gaiam agreed to resolve the Cash Reconciliation Claim in exchange for a further payment by Gaiam to Cinedigm in the amount of $1.6 million.

As a result, all legal disputes between the parties have now been finally and fully settled. The parties’ settlements do not constitute an admission by either party of any liability or wrongdoing whatsoever. The Company entered into the Settlement in order to (i) eliminate the uncertainty and risk inherent in any litigation, (ii) significantly reduce the professional fees and costs that the litigation would require, and (iii) significantly reduce the distraction imposed by the process on management.

During 2015, the Company recorded charges of $12.1 million which include a non-cash charge of $7.3 million for the working capital receivable due from Cinedigm. The expenses associated with the settlements and arbitration have all been included in Loss from discontinued operations in the accompanying condensed consolidated statements of operations.

Risks and Uncertainties

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2015 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Operating Leases

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from 3 to 6 years.

The following schedule represents the annual future minimum payments under these commitments, as of December 31, 2015:

(in thousands)	Operating Leases
2016	$829
2017	754
2018	827
2019	432

Total minimum lease payments	$2,842

We incurred rent expense of $1.7 million, $1.1 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Media Distribution and Other Minimum Royalty Payments

From time to time, we enter into media distribution or royalty agreements which require that we make periodic minimum payments against future liabilities. The following schedule shows the annual future minimum payments under these agreements, as of December 31, 2015:

(in thousands)	Distribution Payments
2016	$2,698
2017	528
2018	96
2019	25

Total minimum payments	$3,347

Spin-off of Gaia

The potential spin-off of Gaia will have a significant impact on our financial statements if it occurs. See further discussion in Notes 1 and 16 to our consolidated financial statements.

10. Derivative Contracts

Our operations in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies. We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates due to payments made by our eco-travel subsidiary to tour operators in Canada, South Africa, Australia, Europe, Denmark, and New Zealand. Our primary objective for entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We have presented amounts on a gross basis as we do not have any master netting agreements with counterparties. We do have the legal right to net settle transactions of the same currency with a single net amount payable by one party or the other. We do not enter into derivative contracts for trading purposes.

The cash flow effects of our derivative contracts for the year ended December 31, 2015 are included within net cash provided by operating activities in the Statements of Cash Flows. Realized and unrealized gains and losses on currency derivatives without hedge accounting designation are included in Interest and other (expense) income in the accompanying statements of operations. For the period ended December 31, 2015 the losses recognized were $1.3 million. Prior to 2015, outstanding contracts and associated gains or losses were immaterial. The liability related to the fair value of the hedging instruments has been included in Accounts payable in the accompanying balance sheet.

Total notional amounts and gross fair values for derivative instruments without hedge accounting designation were as follows as of December 31, 2015:

(in thousands)	Notional Amount in USD	Fair Value of Current Liabilities
Currency forward contracts
Canadian dollars	$4,200	$(246)
Other currencies	1,372	(83)

	5,572	(329)
Currency option contracts
Canadian dollars	8,514	(252)

Total	$14,086	$(581)

11. Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common shares is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common shares and our Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman, holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 348,682 shares of Class A common stock. Consequently, our chairman holds approximately 74% of our voting stock and thus is able to exert substantial influence over us and to control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

During 2015, 2014 and 2013, we issued shares of our Class A common stock as shown in the table below under our 2009 Long-Term Incentive Plan. We recorded the shares issued to our directors at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

	For the Years Ended December 31,
	2015	2014	2013
Restricted shares issued to independent directors for services rendered, in lieu of cash compensation	16,887	19,542	49,187
Shares issued to employees upon exercise of stock options	33,825	354,926	160,470

As of December 31, 2015, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the 2009 and 1999 Long-Term Incentive Plans:
Stock options outstanding	1,478,724

Total shares reserved for future issuance	6,878,724

12. Non-Controlling Interests

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

During 2015 and 2014, Natural Habitat paid its shareholders dividends of $1.0 million and $0.3 million, respectively, and, as a result, the noncontrolling interests decreased by $0.5 million and $0.2 million, respectively. No dividends were declared or paid by Natural Habitat during 2013.

13. Share-Based Compensation

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

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the Plan for each of the years presented:

	2015	2014	2013
Expected volatility	34% - 50%	48% - 59%	57% - 61%
Weighted-average volatility	43%	55%	58%
Expected dividends	— %	— %	— %
Expected term (in years)	0.5 - 5.9	1.1 - 7.8	5.1 - 7.8
Risk-free rate	0.26% - 1.73%	0.14% - 2.37%	1.33% - 2.32%

The table below presents a summary of option activity under both of our plans as of December 31, 2015, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,448,684	$6.17
Granted	514,610	6.09
Exercised	(28,836)	5.54
Cancelled or forfeited	(455,734)	6.06

Outstanding at December 31, 2015	1,478,724	$6.19	5.8	$622,420

Exercisable at December 31, 2015	804,484	$5.90	3.7	$504,629

During 2015, 2014 and 2013, we extended the exercise period on the options of certain former board members and key employees and recognized an additional immediate expense of $0.1 million, $0.1 million and $0.1 million, respectively. On October 11, 2013, we issued 15,759 shares of our Class A common stock under restricted stock award agreements to certain former board members. The estimated fair value of these restricted stock awards was $0.1 million and was based on the closing market price of our stock on October 11, 2013. These restricted stock awards vested 100% on April 10, 2014.

We issue new shares upon the exercise of options. We received approximately $0.2 million, $1.8 million and $0.8 million in cash from stock options exercised during 2015, 2014 and 2013, respectively. The weighted-average grant-date fair value of options granted during the years 2015, 2014, and 2013 was $1.86, $2.98, and $3.14, respectively. The total intrinsic value of options exercised during 2015 and 2014 was $0.1 million and $0.9 million, respectively. The total fair value of shares vested was $0.9 million, $0.6 million, and $0.6 million during 2015, 2014, and 2013.

Our share-based compensation cost charged against income was $0.9 million, $0.8 million, and $0.8 million during 2015, 2014, and 2013, respectively, and is included in corporate, general and administration expenses. The total income tax benefit recognized for share-based compensation was $0.3 million, $0.3 million, and $0.3 million for 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $2.4 million of unrecognized cost related to non-vested shared-based compensation arrangements granted under our 2009 and 1999 Long-Term Incentive Plans. We expect that cost to be recognized over a weighted-average period of 3.0 years.

Long-term deferred equity plan

On February 26, 2015, our board of directors approved the Long-Term Deferred Equity Plan (the “deferred equity plan”) as an incentive plan for the management of our Gaia segment. In anticipation of the spin-off, our board of directors granted restricted stock units (“RSUs”) for 173,976 shares of our subsidiary Gaia’s Class A common stock under the deferred equity plan to certain of our officers and employees involved in the Gaia segment. In connection with the grants, each recipient entered into an individual restricted stock unit award agreement with Gaia with the following terms: (i) the recipient is entitled to receive one share of our subsidiary Gaia’s Class A common stock for each RSU upon vesting, and (ii) the RSUs will vest on March 16, 2020, provided that (a) the spin-off has occurred by that date, and (b) the recipient is still an employee or director of the Company on such date. The RSUs will be automatically forfeited and of no further force and effect if either of the vesting conditions are not met. Given the performance vesting provisions of these awards, the fair value of these awards will be determined upon the completion of the spin-off and recognized over the remaining vesting period.

14. Asset Impairments and Exit Activity Costs

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

Changes in the accrual liability associated with termination benefits were as follows:

Charges	$2,472
Payments, net	(298)

Balance December 31, 2013	2,174
Payments, net	(308)
Reversals and Adjustments	(101)

Balance December 31, 2014	1,765
Payments, net	(112)

Balance December 31, 2015	$1,653

The $1.7 million accrual balance at December 31, 2015 is expected to be paid $0.9 million in 2016, $ 0.4 million in 2017 and $0.4 million in 2018.

15. Income Taxes

Our provision for income tax expense is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Current:
Federal	$1,148	$887	$536
State	14	157	(68)
International	57	175	223

	1,219	1,219	691

Deferred:
Federal	—	—	22,418
State	—	—	1,538
International	—	—	73

	—	—	24,029

Total income tax expense	$1,219	$1,219	$24,720

Because our eco-travel subsidiary is not part of the consolidated tax group, the provision includes Federal taxes associated with its income. The state provision consists of the taxes due for subsidiaries of Gaiam which file taxes on a separate basis, and are not able to utilize combined group net operating losses.

The components of our income taxes consisted of the following:

(in thousands)	2015	2014	2013
Income tax expense from continuing operations	$1,219	$1,369	$25,974
Income tax (benefit) expense from discontinued operations	—	(150)	209
Income tax benefit from loss on disposal of discontinued operations	—	—	(1,463)

Total income tax expense	$1,219	$1,219	24,720

Variations from the federal statutory rate are as follows:

(in thousands)	2015	2014	2013
Expected federal income tax expense (benefit) at statutory rate of 34%	$785	$(2,631)	$898
Effect of 2008 State NOL’s and option forfeitures	—	—	49
Effect of permanent other differences	103	37	213
Effect of repatriation and nondeductible foreign losses	422	—	—
State income tax (benefit) expense, net of federal benefit	—	(150)	24
Establishment of valuation allowance on net deferred tax assets	(103)	4,071	23,153
Other	14	(70)	278
Effect of differences between U.S. taxation and foreign taxation	(2)	(38)	105

Total income tax expense	$1,219	$1,219	24,720

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2015 and 2014 are as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$318	$1,211
Inventory-related expense	573	483
Accrued liabilities	714	1,420
Nonqualified stock options	1,723	1,221
Worthless stock deduction	207	206
Other	597	263
Exit activity accruals	803	—

Total current deferred tax assets	4,935	4,804
Valuation allowance	(4,935)	(4,804)

Total current deferred tax assets, net of valuation allowance	$—	$—

Non-current:
Depreciation and amortization	$(1,896)	$(1,506)
Section 181 qualified production expense	(3,563)	(2,770)
Net operating loss carryforward	30,727	26,966
Charitable carryforward	1,899	1,414
Loss from change in financial statement carrying value of investment, net	48	48
Gain from foreign business acquisition	(103)	(347)
Impairment of intangibles	367	367
Spin-off and capitalized legal costs	587	—
Tax credits	922	921
Other	(3)	(3)

Total non-current deferred tax assets	28,985	25,090
Valuation allowance	(28,985)	(25,090)

Total non-current deferred tax assets, net of valuation allowance	—	—

Total net deferred tax assets	$—	$—

As of December 31, 2015, our gross net operating losses were $79.3 million and $16.6 million for federal and state, respectively. The sources of income (loss) before income taxes are as follows:

(in thousands)	2015	2014	2013
Domestic	$2,109	$(4,947)	$5,503
International	201	686	373

	$2,310	$(4,261)	$5,876

Certain of our subsidiaries, namely those for which we own less than 80% of their shares and voting rights and/or are foreign entities, file tax returns separately from Gaiam’s consolidated tax group. At December 31, 2015, we had made a provision for U.S. federal and state income taxes on approximately $0.2 million of undistributed foreign earnings, which are not expected to remain outside of the U.S. indefinitely. Deferred tax liabilities have been established for future taxes on distribution of foreign earnings in the form of dividends or otherwise, in order to derive, for financial statement purposes, the U.S. income taxes (net of tax on foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. On the basis of this assessment, we recorded a charge of $23.2 million to income tax expense to record a full valuation allowance against our deferred tax assets as of December 31, 2013. A significant piece of evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. Because the valuation allowance will remain in place until we return to profitability, we did not record any tax benefit in 2015 associated with our net loss or other deferred tax assets.

We realized $0.1 million and $1.3 million in tax benefits recorded to additional paid-in capital as a result of the exercise of stock options during 2015 and 2014, respectively. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations. The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2010 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administration expenses, respectively.

As specified by our Tax Sharing Agreement with RGSE, to the extent RGSE becomes entitled to utilize certain loss carryforwards relating to periods prior to its initial public offering, it will distribute to us the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. These net operating loss carryforwards expire beginning in 2018 if not utilized, and are subject to IRS limitations. These tax assets have a full valuation allowance based on RGSE’s current financial performance. As of December 31, 2015, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that RGSE’s potential future payments to us, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates.

16. Segment and Geographic Information

Segment Information

We report two business segments which are aligned based on their products or services:

Gaiam Brand:	This segment includes all our branded yoga, fitness, and well-being products. It also includes our eco-travel subsidiary.

Gaia:	This segment includes our digital video streaming service and was formerly referred to as “Gaiam TV”. This segment also includes the results of Boulder Road LLC from January 1, 2015 forward. We previously announced that we are pursuing the potential spin-off of this segment into a separate company.

Amounts shown as “Other unallocated corporate” in the table below represents a portion of our revenues, expenses and assets that we do not allocate to our segments. Portions of the unallocated corporate amounts may be included in the spin-off with Gaia, if and when that occurs. Certain prior year amounts have been reclassified to conform to the current year presentation.

Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Segment contribution margin is defined as net revenue less cost of goods sold and total operating expenses. Financial information for our segments is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net revenue:
Gaiam Brand	$174,559	$156,784	$149,812
Gaia	13,459 (a)	9,910 (a)	5,651	(a)

Consolidated net revenue	188,018	166,694	155,463
Contribution margin (loss):
Gaiam Brand	13,147	6,395	(9,394	)(b)
Gaia	(5,125)	(8,718)	(10,144	)(c)

Segment contribution loss	8,022	(2,323)	(19,538)
Other unallocated corporate expenses	(3,841)	(2,763)	(2,103)

Consolidated contribution margin (loss)	4,181	(5,086)	(21,641)
Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other (expense) income	(1,406)	(600)	2,421
Gain on sale of investments	—	1,480	25,096
Loss from equity method investment	(465)	(55)	—
Income tax expense	(1,219)	(1,369)	(25,974)
(Loss) income from discontinued operations, net of tax	(12,103)	(3,327)	(1,995)
Net income attributable to noncontrolling interest	(694)	(959)	(659)

Net loss attributable to Gaiam, Inc.	$(11,706)	$(9,916)	$(22,752)

(a)	Gaia filed its stand-alone audited financial statements on Form 10 with the SEC on February 20, 2015 and February 17, 2016. The segment amounts presented here and discussed elsewhere in this Form 10-K vary insignificantly from the amounts in the Form 10, as the Form 10 required that certain items be recast for stand-alone presentation. As reported in Form 10, revenues were $14.2 million, $10.1 million, and $5.5 million for 2015, 2014, and 2013 respectively. Contribution loss was $5.1 million, $8.5 million and $10.0 million for 2015, 2014, and 2013 respectively.
(b)	During 2013 we recognized impairment and severance charges of $9.2 million.
(c)	During 2013 we recognized impairment charges of $1.8 million.

The following is a reconciliation of reportable segments’ assets to our consolidated total assets. Other unallocated corporate amounts are comprised of cash, current and deferred income taxes, and property and equipment.

	As of December 31,
(in thousands)	2015	2014	2013
Total assets – Continuing Operations:
Gaiam Brand	$84,329	$114,388	$120,604
Gaia	44,213	23,662	19,193

	$128,542	$138,050	$139,797
Total assets – Discontinued Operations:
Gaiam Brand	$—	$582	$1,889

	$128,542	$138,632	$141,686

Major Customers

The following Gaiam Brand segment customers make up 10% or more of our total revenues. No other customer accounted for 10% or more of our total net revenue. The loss of either of these customers would have a material adverse effect on our business.

	2015	2014	2013
Target	21.8%	29.3%	32.1%
Kohl’s	18.1%	4.0%	—

Geographic Information

We sell and distribute essentially the same products in the United States and several foreign countries. The major geographic territories are the U.S., Canada, Australia and the U.K., and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Revenue:
United States	$179,956	$156,284	$147,527
International	8,062	10,410	7,936

	$188,018	$166,694	$155,463

Long-Lived Assets:
United States	$38,119	$34,123	$29,072
International	146	243	246

	$38,265	$34,366	$29,318

	As of December 31,
(in thousands)	2015	2014	2013
Components of Long-Lived Assets (a):
Property and equipment, net	$25,046	$23,231	$22,540
Media Library, net	9,117	7,691	5,211
Other Intangibles, net	866	823	1,155
Other assets	3,236	2,621	412

	$38,265	$34,366	$29,318

(a)	Excludes other non-current assets (goodwill, long-term receivables, and investments) of $17.4 million, $25.5 million, and $22.3 million for 2015, 2014, and 2013, respectively.

17. Discontinued Operations

As of December 31, 2015, we no longer have assets or liabilities associated with discontinued operations. As of December 31, 2014 we had inventory of $0.3 million and other current assets of $0.3 million.

The income from discontinued operations amounts as reported on our consolidated statements of operations were comprised of the following amounts:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net revenue	$—	$2,516	$53,539

(Loss) income from operations before income taxes (a)	(12,103)	(3,477)	2,386
Exit activity and asset impairment charges before income taxes (b)	—	—	(1,776)
Income tax benefit (expense)	—	150	(209)

Income from operations of discontinued operations	(12,103)	(3,327)	401

Gain (loss) on disposal of discontinued operations:
Gain on sale of GVE before income taxes (c)	—	—	5,622
Impairment of DRTV before income taxes (c)	—	—	(9,481)
Income tax benefit	—	—	1,463

Loss from disposal of discontinued operations	—	—	(2,396)

(Loss) income from discontinued operations	$(12,103)	$(3,327)	$(1,995)

(a)	We recorded non-cash and cash charges of $12.1 million and $3.3 million during 2015 and 2014, respectively, associated with the legal dispute and settlement with Cinedigm.
(b)	In direct conjunction with the discontinuing of our GVE and DRTV operations, during 2013 we recognized exit activity charges of $0.8 million for employee termination benefits and $1.0 million for non-cancellable facility leases, of which $0.3 million had been paid as of December 31, 2013, and the balance of these amounts was paid in 2014.
(c)	As a direct result of the discontinuance of our GVE and DRTV operations, we recognized impairment charges of $2.5 million for inventory, $3.8 million for deferred advertising costs, $0.8 million for advances, $0.4 million for property and equipment, $2.1 million for media library, $6.7 million for goodwill, and $3.5 million for other intangibles.

GVE

On October 21, 2013, we consummated the sale of GVE Newco, LLC (“GVE”), a wholly-owned subsidiary representing our non-Gaiam-branded entertainment media business, to Cinedigm for $51.7 million, comprised of cash, stock and other assets and liabilities. The sale was subject to customary adjustments, including a post-closing working capital adjustment. After the sale was consummated, we continued providing extensive administrative and accounting services to the buyer through May 2014. We have not provided any significant services since that time. As discussed in Note 9, Commitments and Contingencies, we have been involved in legal disputes with Cinedigm associated with the sale, which were settled during 2015. All the associated legal and settlement costs have been reported in discontinued operations.

During 2014, the Class A shares of Cinedigm’s common stock which we received in the GVE sale increased in value and were sold. The unrealized gains were reflected in ‘accumulated other comprehensive income’ prior to the sale, and were reclassified into ‘gain on sale of investments’ in the accompanying consolidated statements of operations after the sale.

In conjunction with the sale of GVE, we paid in full the outstanding balance owed under a Revolving Credit and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, N.A. (“PNC”), of $19.6 million (inclusive of principal and interest and other fees), and terminated the underlying PNC Credit Agreement. We also paid an early termination fee of $0.4 million. Upon termination, PNC released all liens granted in its favor on the collateral pledged under the PNC Credit Agreement. All interest charges under the PNC Credit Agreement have been allocated to discontinued operations.

DRTV

During the fourth quarter of 2013, we also discontinued our DRTV operations. In connection with these discontinued operations, we recognized certain exit activity and asset impairment charges. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses, and their related exit activity and asset impairment charges, are presented as discontinued operations in our financial statements and footnotes presented herein.

18. Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited results of operations for each of the quarters in 2015 and 2014.

	Year 2015 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$37,638	$41,146	$51,300	$57,934
Gross profit	17,247	18,207	21,853	27,462
(Loss) income from continuing operations	(3,418)	12	2,431	2,066
(Loss) income from discontinued operations	(466)	(1,121)	(10,695)	179
Net (loss) income	(3,884)	(1,109)	(8,264)	2,245
Net (loss) income attributable to Gaiam, Inc.	(3,892)	(1,117)	(8,814)	2,117
Diluted net (loss) income per share attributable to Gaiam, Inc.	$(0.16)	$(0.05)	$(0.36)	$0.09

Weighted average shares outstanding-diluted	24,490	24,610	24,604	24,626

	Year 2014 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$37,611	$32,451	$41,256	$55,376
Gross profit	17,020	15,468	18,018	24,999
Gain on sale of investment (a)	438	1,042	—	—
(Loss) income from continuing operations	(2,098)	(2,216)	(2,559)	1,243
Income (loss) from discontinued operations	26	2	(82)	(3,273)
Net loss	(2,072)	(2,214)	(2,641)	(2,030)
Net loss attributable to Gaiam, Inc.	(2,134)	(2,388)	(3,026)	(2,368)
Diluted net loss per share attributable to Gaiam, Inc.	$(0.09)	$(0.10)	$(0.12)	$(0.10)

Weighted average shares outstanding-diluted	24,006	24,090	24,340	24,470

(a)	We reported gains on the sale of our RGSE stock during 2014, the carrying value for which had previously been reduced to zero through the recognition of our portion of RGSE’s net losses. We also recognized a gain of $0.5 million in connection with the sale of Cinedigm Corp. Class A common stock which we received in connection with the sale of GVE to Cinedigm in October 2013.

GAIAM, INC.

Financial Statement Schedule II

Consolidated Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses, net	(Recoveries) Deductions, net	Balance at End of Year
Allowance for Doubtful Accounts:
2015	$412	$525	$(15)	$952
2014	$556	$184	$328	$412
2013	$611	$63	$118	$556
Allowance for Product Returns:
2015	$817	$2,709	$2,950	$576
2014	$1,576	$4,484	$5,243	$817
2013	$2,579	$6,359	$7,362	$1,576

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of December 31, 2015, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 17, 2016, to be filed with the Commission pursuant to Regulation 14A.

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

We will provide without charge to any person a copy of our Code of Ethics, upon written or oral request at the following address and telephone number: Gaiam, Inc., 833 West South Boulder Road, Louisville, Colorado 80027, Attention: Corporate Secretary, (303) 222-3600.

Item 11.	Executive Compensation

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 17, 2016, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 17, 2016, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 17, 2016, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 17, 2016, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Financial Statement Schedules:

Schedule II Consolidated Valuation and Qualifying Accounts.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

2.1**	Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).

2.2**	First Amendment, dated March 9, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).

2.3**	Second Amendment, dated March 12, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).

2.4†	Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm Entertainment Holdings, LLC, Gaiam Americas, Inc. and solely for purposes of Article 2, Article 8 and Article 9, Gaiam, Inc. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated October 17, 2013 and filed October 23, 2013 (No. 000-27517)).

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333-83283)).

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006

(No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.4*	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).

10.5*	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).

Exhibit No.	Description

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009, between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.11

Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006

(No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.14*	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).

10.15*	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014 (No. 000-27517)).

10.20*	Agreement, dated January 7, 2015, between Gaiam, Inc. and Bart Foster incorporated by reference to Exhibit 10.20 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2014 filed March 16, 2015 (No. 000-27517).

21.1	List of Gaiam, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

Exhibit No.	Description

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIAM, INC.

By:	/s/ Lynn Powers
Lynn Powers
Chief Executive Officer
March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board and Chairman	March 15, 2016
Jirka Rysavy

/s/ Lynn Powers	Chief Executive Officer and Director	March 15, 2016
Lynn Powers	(Principal Executive Officer)

/s/ James Argyropoulos	Director	March 15, 2016
James Argyropoulos

/s/ Kristin Frank	Director	March 15, 2016
Kristin Frank

/s/ Chris Jaeb	Director	March 15, 2016
Chris Jaeb

/s/ Wendy Schoppert	Director	March 15, 2016
Wendy Schoppert

/s/ Paul Sutherland	Director	March 15, 2016
Paul Sutherland

/s/ Michael Zimmerman	Director	March 15, 2016
Michael Zimmerman

/s/ Stephen J. Thomas	Chief Financial Officer	March 15, 2016
Stephen J. Thomas	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1**	Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).

2.2**	First Amendment, dated March 9, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.2 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).

2.3**	Second Amendment, dated March 12, 2012, to Purchase Agreement, dated March 6, 2012, among Gaiam Americas, Inc. and Universal Music Group Distribution, Corp. (incorporated by reference to Exhibit 2.3 of Gaiam’s current report on Form 8-K dated March 28, 2011 and filed April 3, 2012 (No. 000-27517)).

2.4†	Membership Interest Purchase Agreement, dated October 17, 2013, by and among Cinedigm Entertainment Holdings, LLC, Gaiam Americas, Inc. and solely for purposes of Article 2, Article 8 and Article 9, Gaiam, Inc. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K dated October 17, 2013 and filed October 23, 2013 (No. 000-27517)).

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s Amendment No. 5 to the registration statement on Form S-1, filed October 25, 1999 (No. 333-83283)).

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 filed August 7, 2006

(No. 000-27517)).

3.3	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1	2005 Amended and Restated Credit Agreement, dated July 29, 2005, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).

10.2	First Amendment to Credit Agreement, executed October 22, 2007, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2007 filed March 17, 2008 (No. 000-27517)).

10.3	Modification Agreement, executed January 21, 2010, between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.4*	Gaiam, Inc. Amended and Restated 1999 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit B of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).

10.5*	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).

Exhibit No.	Description

10.6	Lease Agreement, dated December 16, 1999, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.2 of Gaiam’s Amendment No. 1 to the registration statement on Form S-4, filed December 6, 2000 (No. 333-50560)).

10.7	First Lease Amendment, dated April 12, 2000 and effective March 1, 2000, between Gaiam, Inc. and Duke-Weeks Realty Limited Partnership (incorporated by reference to Exhibit 10.4 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2002 filed March 12, 2003 (No. 000-27517)).

10.8	Second Lease Amendment, dated October 5, 2005 and effective October 1, 2005, between Gaiam, Inc. and Dugan Financing LLC (successor to Duke-Weeks Realty Limited Partnership) (incorporated by reference to Exhibit 10.5 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006 (No. 000-27517)).

10.9	Third Lease Amendment, dated November 8, 2007 and effective October 1, 2007, between Gaiam, Inc. and Dugan Financing LLC (incorporated by reference to Exhibit 10.9 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.10	Fourth Lease Amendment, dated October 7, 2009, between Gaiam, Inc. and Dugan Financing, LLC (incorporated by reference to Exhibit 10.10 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.11

Lease Agreement, dated October 5, 2005, between Gaiam, Inc. and Dugan Realty, L.L.C. (incorporated by reference to Exhibit 10.6 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006

(No. 000-27517)).

10.12	First Lease Amendment, dated January 25, 2008 and effective October 1, 2007, between Gaiam, Inc. and Dugan Realty, L.L.C (incorporated by reference to Exhibit 10.12 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.13	Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.14*	Form of Employee Stock Option Agreement, under Gaiam’s 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed August 9, 2005 (No. 000-27517)).

10.15*	Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.16	Second Amendment to Credit Agreement, executed October 2, 2010 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.16 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011 (No. 000-27517)).

10.17	Third Amendment to Credit Agreement, executed October 27, 2011 between Gaiam, Inc. (and other Gaiam subsidiaries identified therein) and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 filed November 9, 2011 (No. 000-27517)).

10.18	Revolving Credit and Security Agreement, dated as of July 31, 2012, among Gaiam Americas, Inc., SPRI Products, Inc., GT Direct, Inc., VE Newco, LLC and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 of Gaiam’s quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012 (No. 000-27517)).

10.19	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014 (No. 000-27517)).

10.20*	Agreement, dated January 7, 2015, between Gaiam, Inc. and Bart Foster incorporated by reference to Exhibit 10.20 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2014 filed March 16, 2015 (No. 000-27517).

21.1	List of Gaiam, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

Exhibit No.	Description

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.