Form 10-Q
period 2016-03-31
GAIAM, INC
filed 2016-05-10
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2016
Class A Common Stock ($.0001 par value)	19,141,888
Class B Common Stock ($.0001 par value)	5,400,000

GAIAM, INC.

FORM  10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, legal disputes or arbitration proceedings, history of operating losses, general economic conditions, competition, changing consumer preferences, inventory risk, acquisitions, new initiatives undertaken by us, loss of key personnel, our founder’s control of us, brand reputation, difficulty obtaining financing, product liability, dependence on third-party suppliers, reliance on communication and shipping networks, reliance on security and information systems, the effect of government regulation, legal liability for website content, our reliance on a centralized fulfillment center, fluctuations in quarterly operating results, increases in postage and shipping costs, changing reporting requirements, the potential separation of our subscription unit from the Gaiam-branded business resulting in two separate publicly traded companies and other risks, effects of the sale of our eco-travel business, the pending sale of our Gaiam brand business and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2016, the interim results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. These interim statements have not been audited. The balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2015.

GAIAM, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$11,228	$13,772
Accounts receivable, net	13,002	26,999
Inventory, less allowances	16,847	17,303
Other current assets	14,351	14,843

Total current assets	55,428	72,917
Property and equipment, net	25,590	25,046
Media library, net	9,348	9,117
Goodwill	15,448	15,448
Other intangibles, net	782	866
Other assets	4,160	5,148

Total assets	$110,756	$128,542

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,437	$19,384
Accrued liabilities	20,779	20,365

Total current liabilities	31,216	39,749
Commitments and contingencies
Equity:
Gaiam, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,141,888 and 19,130,681 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2016 and December 31, 2015	1	1
Additional paid-in capital	172,672	172,371
Accumulated other comprehensive loss	(273)	(399)
Accumulated deficit	(95,659)	(88,035)

Total Gaiam, Inc. shareholders’ equity	76,743	83,940
Noncontrolling interest	2,797	4,853

Total equity	79,540	88,793

Total liabilities and equity	$110,756	$128,542

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
	(unaudited)
Net revenue	$35,327	$37,638
Cost of goods sold	18,937	20,391

Gross profit	16,390	17,247

Expenses:
Selling and operating	20,223	16,720
Corporate, general and administration	4,370	3,412

Total expenses	24,593	20,132

Loss from operations	(8,203)	(2,885)
Interest and other income (expense), net	509	(484)

Loss before income taxes and noncontrolling interest	(7,694)	(3,369)
Income tax (benefit) expense	(9)	49

Net loss from continuing operations	(7,685)	(3,418)
Loss from discontinued operations, net of tax	—	(466)

Net loss	(7,685)	(3,884)
Net loss (income) attributable to noncontrolling interest	61	(8)

Net loss attributable to Gaiam, Inc.	$(7,624)	$(3,892)

Net loss per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
From continuing operations	$(0.31)	$(0.14)
From discontinued operations	$—	$(0.02)

Net loss per share attributable to Gaiam, Inc.	$(0.31)	$(0.16)

Weighted-average shares outstanding:
Basic and Diluted	24,531	24,490

See accompanying notes to the interim condensed consolidated financial statements.

GAIAM, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
	(unaudited)
Net loss	$(7,685)	$(3,884)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	75	(67)

Comprehensive loss	(7,610)	(3,951)

Less: comprehensive loss attributable to the noncontrolling interest	112	14

Comprehensive loss attributable to Gaiam, Inc.	$(7,498)	$(3,937)

See accompanying notes to the interim condensed consolidated financial statements

GAIAM, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2016	2015
	(unaudited)
Operating activities
Net loss	$(7,685)	$(3,884)
Loss from discontinued operations	—	466

Net loss from continuing operations	(7,685)	(3,418)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities—continuing operations:
Depreciation	594	590
Amortization	764	543
Share-based compensation expense	301	283
Loss (gain) on equity method investments	413	(24)
Unrealized (gain) loss on translation of foreign currency contracts and balances	(945)	544
Changes in operating assets and liabilities:
Accounts receivable, net	14,076	14,657
Inventory, less allowances	488	(12)
Other current and long term assets	974	(3,318)
Accounts payable	(8,110)	(4,924)
Accrued liabilities	523	(81)

Net cash provided by operating activities—continuing operations	1,393	4,840
Net cash used in operating activities—discontinued operations	—	(184)

Net cash provided by operating activities	1,393	4,656

Investing activities
Purchase of property, equipment and media rights	(2,041)	(2,317)
Purchase of businesses, net of acquired cash	—	(223)

Net cash used in investing activities	(2,041)	(2,540)

Financing activities
Proceeds from issuance of stock	—	133
Drawdowns on line of credit	2,000	—
Repayments on line of credit	(2,000)	—
Dividends paid to noncontrolling interest	(1,944)	(486)

Net cash used in financing activities	(1,944)	(353)

Effect of exchange rates on cash	48	(641)
Net change in cash	(2,544)	1,122
Cash at beginning of period	13,772	15,772

Cash at end of period	$11,228	16,894

Supplemental cash flow information
Income taxes paid	$260	$285
Interest paid	$15	$3

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaiam” refer to Gaiam, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaiam provides a broad selection of yoga, fitness, and wellness products, content, and eco-travel services. Our products are sold through major retailers in the United States, Canada, Europe and other countries. We also sell our products through digital partners, websites and ecommerce channels. Gaia, our global subscription video streaming service, provides our members with access to conscious media on most internet-connected devices anytime, anywhere commercial free. We were incorporated under the laws of the State of Colorado on July 7, 1988.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The new ASU is not expected to have a material impact on our reported financial position or results of operations.

2. Spin-off of Gaia

On February 20, 2015, our wholly-owned subsidiary Gaia, Inc. (“Gaia”) filed a registration statement on Form 10 with the Securities and Exchange Commission in connection with the previously announced proposed separation of the Gaia segment from the Gaiam Brand segment into two separate publicly traded companies. Gaia filed an amended Form 10 with the Securities and Exchange Commission on May 29, 2015, September 9, 2015 and February 17, 2016. Gaia has filed a listing application with NASDAQ and is in the process of listing on NASDAQ in anticipation of the spin-off. As of March 31, 2016, we expected that the proposed tax-free spin-off would occur through a distribution to Gaiam, Inc.’s shareholders of all the stock of Gaia. Gaia would hold all of the assets and liabilities of the Gaia segment. The Gaiam Brand segment would remain with Gaiam, Inc. after the distribution. The completion of the separation is subject to satisfaction of several conditions. Furthermore, our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur.

In connection with the proposed spin-off, Gaia anticipated entering into a reorganization agreement with Gaiam, Inc. to provide for, among other things, the principal corporate transactions required to effect the spin-off, certain conditions to the spin-off and provisions governing the relationship between Gaia and Gaiam, Inc. with respect to and resulting from the spin-off. The reorganization agreement would also provide that the holders of options to purchase Gaiam, Inc. Class A common stock who are employees or non-employee directors of Gaiam, Inc. on the record date for the distribution would receive options to purchase shares of Gaia’s Class A common stock in the same ratio as shareholders. Additionally there would be a corresponding adjustment to the existing Gaiam, Inc. options held by such holder. The spin-off would not constitute a change in control for purposes of Gaiam, Inc.’s equity plans, and therefore no vesting of awards would occur as a result of the spin-off. In addition, the reorganization agreement would address the treatment of the various insurance policies held by Gaiam, Inc. and Gaia after the spin-off. In anticipation of the spin-off, Gaia has entered into multiple license agreements with Gaiam, Inc. including a license agreement for the use of the “Gaiam” trade name, and related trademarks and service marks following the spin-off.

Providing the spin-off is completed, Gaia anticipates entering into a transition services agreement with Gaiam, Inc. in connection with the separation. Under the transition services agreement, Gaiam, Inc. and Gaia would agree to provide certain services to the other for a period of up to 24 months following the spin-off, or such other shorter period as may be provided in the transition services agreement. The services to be provided may include certain corporate services including, but not limited to, management, financial, accounting, tax, human resources, payroll, technical, fulfillment, software quality control, and certain office services as required from time to time in the ordinary course of our business. Charges for these services would be based on the actual cost of such services without premium or mark-up, although applicable administrative and other overhead costs associated with the services would be allocated and included in the service charge. The employees of Gaia would remain eligible employees under certain employee benefit plans currently maintained by Gaiam, Inc., which would be managed under the transition services agreement.

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

3. Joint Venture

In 2015 the Company formed a partnership with a third party to jointly market a fitness-based infomercial and its associated products. Under the arrangement, the Company provides rights to an infomercial which it has developed, and the third party provides the necessary working capital to advertise and market the infomercial worldwide. We hold a 49% interest in the partnership, and are accounting for it as an equity method investment. During the three months ended March 31, 2016, the Company recognized a non-cash loss of $0.4 million associated with the venture which is included in Interest and other income (expense), net in the accompanying condensed consolidated statements of operations.

4. Credit Facility

In 2015 Boulder Road LLC, a subsidiary of Gaia, entered into a revolving line of credit agreement with a bank in the amount of $5.5 million. The note bears interest at the prime rate plus 3.25%, is guaranteed by Gaiam, Inc. and Gaia, and is secured by a Deed of Trust filed against the real property on which the principal offices of the Company are located. The value of our principal offices is in excess of the amount of the line of credit. During the three months ended March 31, 2016, Gaia drew and repaid $2.0 million on the line of credit. No amounts were outstanding under the line of credit as of March 31, 2016.

5. Derivatives

Our operations in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies. We use derivative instruments to manage a portion of our exposure to changes in currency exchange rates due to payments made by our eco-travel subsidiary to tour operators in Canada, South Africa, Australia, Europe, Denmark, and New Zealand. Our primary objective for entering into currency derivatives is to reduce the volatility that changes in currency exchange rates have on our earnings. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We have presented amounts on a gross basis as we do not have any master netting agreements with counterparties. We do have the legal right to “net settle” transactions of the same currency with a single net amount payable by one party or the other. We do not enter into derivative contracts for trading purposes.

The cash flow effects of our derivative contracts for the three months ended March 31, 2016 are included within Net cash provided by operating activities in the Statements of Cash Flows. Realized and unrealized gains and losses on currency derivatives without hedge accounting designation are included in Interest and other (expense) income, net in the accompanying statements of operations. For the period ended March 31, 2016 the gain recognized was $0.9 million. The asset related to the fair value of the hedging instruments has been included in Other current assets in the accompanying balance sheet.

Total notional amounts and gross fair values for derivative instruments without hedge accounting designation were as follows as of March 31, 2016:

	March 31, 2016		December 31, 2015
(in thousands)	Notional Amount in USD	Fair Value of Current Assets	Notional Amount in USD	Fair Value of Current Liabilities
Currency forward contracts
Canadian dollars	$10,701	$309	$4,200	$(246)
Other currencies	1,435	44	1,372	(83)

	$12,136	$353	5,572	(329)
Currency option contracts
Canadian dollars	—	—	8,514	(252)

Total	$12,136	$353	$14,086	$(581)

As of March 31, 2016, $9.0 million of our outstanding contracts will mature in the next 12 months, and $3.1 million will mature the following year.

6. Equity

During the first three months of 2016, we issued 11,000 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2016. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first three months of 2016, we did not issue any stock in connection with option exercises. The following is a reconciliation from December 31, 2015 to March 31, 2016 of the carrying amount of total equity, equity attributable to Gaiam, Inc., and equity attributable to the noncontrolling interest.

			Gaiam, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2015	$88,793		$(88,035)	$(399)	$3	$172,371	$4,853
Issuance of Gaiam, Inc. common stock for stock option exercises and share-based compensation	301		—	—	—	301	—
Dividends paid to noncontrolling interest	(1,944)		—	—	—	—	(1,944)
Comprehensive loss:
Net (loss) income	(7,685)	(7,685)	(7,624)	—	—	—	(61)
Foreign currency translation adjustment, net of taxes of $32	75	75	—	126	—	—	(51)

Comprehensive loss		$(7,610)

Balance at March 31, 2016	$79,540		$(95,659)	$(273)	$3	$172,672	$2,797

7. Share-Based Payments

During the first three months of 2016 and 2015, we extended the term of certain options granted under our 2009 Long-Term Incentive Plan to members of our executive team for an additional three months, and recognized $40,000 and $50,000 of associated stock compensation expense. Total share-based compensation expense is reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

8. Net Loss per Share Attributable To Gaiam, Inc. Common Shareholders

Basic net loss per share attributable to Gaiam, Inc. common shareholders excludes any dilutive effects of options. We compute basic net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share attributable to Gaiam, Inc. common shareholders using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,071,000 and 1,088,000 from the computation of diluted net loss per share attributable to Gaiam, Inc. common shareholders for the three months ended March 31, 2016 and 2015, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to Gaiam, Inc. common shareholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Net loss attributable to Gaiam, Inc. common shareholders:
Loss from continuing operations	$(7,624)	$(3,426)
Loss from discontinued operations	—	(466)

Net loss attributable to Gaiam, Inc.	$(7,624)	$(3,892)

Weighted average shares for basic and diluted net loss per share	24,531	24,490

Net loss per share attributable to Gaiam, Inc. common shareholders—basic and diluted:
Loss from continuing operations	$(0.31)	$(0.14)
Loss from discontinued operations	$—	$(0.02)

Basic and diluted net loss per share attributable to Gaiam, Inc.	$(0.31)	$(0.16)

9. Income Taxes

During 2013, we determined that a full valuation allowance against our deferred tax assets was necessary due to the cumulative loss incurred over the three-year period ended December 31, 2013. Since that time, we have continued to provide a full valuation allowance against deferred tax assets. As income is generated in future periods, the Company expects to reverse the valuation allowance as utilization of the deferred tax assets occurs. As of March 31, 2016, our gross net operating losses were $86.3 million and $16.4 million for federal and state, respectively.

10. Segment Information

We manage our company and aggregate our operational and financial information in accordance with two reportable segments, which are aligned based on their products or services:

Gaiam Brand:	This segment includes all our branded yoga, fitness, and wellness products. It also includes our eco-travel subsidiary.

Gaia:	This segment includes our digital video streaming service. It also includes the results of Boulder Road LLC. We previously announced that we are pursuing the potential spin off of this segment into a separate company.

Amounts shown as “Other unallocated corporate expenses” in the table below are primarily expenses of being a public company or general corporate expenses which we do not allocate to our segments. Although we are able to track sales by channel, the management, allocation of resources, and analysis and reporting of expenses are presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of goods sold and total operating expenses. Financial information for our segments is as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net revenue:
Gaiam Brand	$31,497	$34,532
Gaia	3,830	3,106

Consolidated net revenue	35,327	37,638

Contribution loss:
Gaiam Brand	(3,468)	(53)
Gaia	(3,449)	(2,359)

Segment contribution loss	(6,917)	(2,412)
Other unallocated corporate expenses	(1,286)	(473)

Consolidated contribution loss	(8,203)	(2,885)
Reconciliation of contribution loss to net loss attributable to Gaiam, Inc.:
Interest and other income (expense), net	509	(484)
Income tax benefit (expense)	9	(49)
Loss from discontinued operations	—	(466)
Net loss (income) attributable to noncontrolling interest	61	(8)

Net loss attributable to Gaiam, Inc.	$(7,624)	$(3,892)

As discussed in Note 2, Gaia filed amendments to its registration statement on Form 10 with the SEC on September 9, 2015 and February 17, 2016. The segment amounts presented here and discussed elsewhere in this quarterly report on Form 10-Q vary insignificantly from the amounts reported by Gaia in the Form 10, as amended, as the Form 10 requires that certain items be recast for stand-alone presentation.

11. Commitments and Contingencies

During 2015, we were involved in various legal disputes with Cinedigm Corp. and Cinedigm Entertainment Holdings, LLC (together, “Cinedigm”) in connection with our sale of GVE Newco, LLC (“GVE”) to Cinedigm. The disputes were fully settled at the end of 2015.

During the three months ended March 31, 2015, the Company recorded charges of $0.5 million for legal costs associated with the disputes. The expenses associated with the disputes have all been included in Loss from discontinued operations in the accompanying condensed consolidated statements of operations.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2016 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

12. Discontinued Operations

During 2013, we consummated the sale of GVE, a wholly-owned subsidiary to Cinedigm. As discussed in Note 11, Commitments and Contingencies, we were involved in legal disputes with Cinedigm associated with the sale, which were settled during 2015. The results of discontinued operations reported in the accompanying financial statements relate solely to legal costs associated with the disputes.

13. Exit Activity Costs

During the fourth quarter of 2013, as a result of the sale of GVE and the discontinuation of DRTV, we recorded impairment charges on certain media and assets; and recorded accruals for termination benefits. Those accruals are included in accrued expenses in our condensed consolidated balance sheets. The balance in the accrual for termination benefits remained at $1.7 million during the three months ended March 31, 2016.

14. Subsequent Events

Pending Sale of the Brand Business

On May 10, 2016 we entered into agreements to sell the assets and liabilities of our Gaiam Brand Business in exchange for $167.0 million. The Brand Business consists of all the assets and liabilities of our Gaiam Brand segment, except for our interest in our eco-travel subsidiary, which was sold on May 4, 2016 as explained below. Our Gaiam Brand Business constitutes the vast majority of our consolidated revenues and expenses, and consists of our yoga, fitness and wellness consumer products, and content. If the sale of the Brand Business is consummated, our remaining business will consist of our Gaia video subscription service business and on-line community and will operate in our Gaia segment. Upon closing the sale of the Brand Business, we expect to conduct a tender offer for up to 12 million shares of our Class A common stock and vested stock options. The sale of our Brand Business is planned to occur after the period covered by this report. Therefore, the information in this report should be read in light of the pending sale of our Brand Business. There can be no assurance that we will be able to successfully consummate the sale of our Brand Business.

Sale of Natural Habitat

On May 4, 2016 we sold all our interest in Natural Habitat, Inc. (“Natural Habitat”), our eco-travel subsidiary, in exchange for $12.85 million in cash.

The following pro forma condensed consolidated financial information is based on our historical financial statements, including certain pro forma adjustments, and has been prepared to illustrate the pro forma effect of the sale of Natural Habitat. The unaudited pro forma condensed consolidated statements of operations for the quarter ending March 31, 2016 and for the year ending December 31, 2015 assume that the sale occurred as of January 1, 2015. The unaudited pro forma condensed consolidated balance sheet as of March 31, 2016 is presented as if the sale had occurred on March 31, 2016.

The unaudited pro forma condensed consolidated financial information has been prepared based upon available information and management estimates; actual amounts may differ from these estimated amounts. The unaudited pro forma condensed consolidated financial information is not necessarily indicative of the financial position or results of operations that might have occurred had the sale occurred as of the dates stated above. The pro forma adjustments are described in the notes.

The unaudited pro forma condensed consolidated financial information should be read in conjunction with the audited financial statements and notes and related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Unaudited Pro Forma Condensed Consolidated Financial Information

Gaiam, Inc.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Quarter Ending March 31, 2016

(in thousands, except per share data)

	Gaiam Historical Financial Statements	Less: Natural Habitat Historical Financial Statements (a)(c)	Pro Forma Adjustments (Disposition of Natural Habitat)	Notes	Pro Forma Results (Adjusted for Disposition of Natural Habitat)
Net revenues	$35,327	$9,585	$—		$25,742
Cost of goods sold	18,937	6,312	—		12,625

Gross profit	16,390	3,273	—		13,117
Selling, general, and administrative	24,593	4,209	3	(b)	20,387

Loss from operations	(8,203)	(936)	(3)		(7,270)
Interest and other income (expense)	509	944	—		(435)

(Loss) income before income taxes	(7,694)	8	(3)		(7,705)
Income tax (benefit) expense	(9)	1	—		(10)

Net (loss) income from continuing operations	(7,685)	7	(3)		(7,695)
Net loss attributable to noncontrolling interest	61	47	—		14

Net (loss) income from continuing operations attributable to Gaiam, Inc.	$(7,624)	$54	$(3)		$(7,681)

Net loss from continuing operations per share:
Basic and Diluted	$(0.31)				$(0.31)

Weighted-average shares outstanding:
Basic and Diluted	24,531				24,531

(a)	Represents the revenues and expenses excluding certain fixed overhead costs of Natural Habitat included in Gaiam’s historical financial statements.
(b)	Operating expenses are increased to reverse the impact of a human resources service allocation to Natural Habitat from Gaiam.
(c)	Results are consolidated then adjusted for noncontrolling interests. Gaiam owned 51.4% of Natural Habitat.

Unaudited Pro Forma Condensed Consolidated Financial Information

Gaiam, Inc.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Year Ending December 31, 2015

(in thousands, except per share data)

	Gaiam Historical Financial Statements	Less: Natural Habitat Historical Financial Statements (a)(c)	Pro Forma Adjustments (Disposition of Natural Habitat)	Notes	Pro Forma Results (Adjusted for Disposition of Natural Habitat)
Net revenues	$188,018	$43,514	$—		$144,504
Cost of goods sold	103,249	27,544	—		75,705

Gross profit	84,769	15,970	—		68,799
Selling, general, and administrative	80,588	12,126	10	(b)	68,472

Income (loss) from operations	4,181	3,844	(10)		327
Interest and other income (expense)	(1,406)	(1,168)	—		(238)
Loss from equity method investments	(465)	—	—		(465)

Income (loss) before income taxes	2,310	2,676	(10)		(376)
Income tax expense (benefit)	1,219	1,154	—		65

Net income (loss) from continuing operations	1,091	1,522	(10)		(441)
Net income attributable to noncontrolling interest	(694)	(672)	—		(22)

Net income (loss) from continuing operations attributable to Gaiam, Inc.	$397	$850	$(10)		$(463)

Net income (loss) from continuing operations per share:
Basic and Diluted	$0.02				$(0.02)

Weighted-average shares outstanding:
Basic	24,510				24,510

Diluted	24,612				24,612

(a)	Represents the revenues and expenses excluding certain fixed overhead costs of Natural Habitat included in Gaiam’s historical financial statements.
(b)	Operating expenses are increased to reverse the impact of a human resources service allocation to Natural Habitat from Gaiam.
(c)	Results are consolidated then adjusted for noncontrolling interests. Gaiam owned 51.4% of Natural Habitat.

Unaudited Pro Forma Condensed Consolidated Financial Information

Gaiam, Inc.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

As of March 31, 2016

(in thousands)

	Gaiam Historical Financial Statements	Less: Natural Habitat Historical Financial Statements (a)	Pro Forma Adjustments (Disposition of Natural Habitat)	Notes	Pro Forma Results (Adjusted for Disposition of Natural Habitat)

Cash	$11,228	$3,951	$11,050	(b)	$18,327
Accounts receivable, net	13,002	389	—		12,613
Inventory, less allowances	16,847	—	—		16,847
Other current assets	14,351	8,714			5,637

Total current assets	55,428	13,054	11,050		53,424

Property and equipment, net	25,590	1,418	—		24,172
Media library, net	9,348	—	—		9,348
Goodwill	15,448	3,384	—		12,064
Other intangibles, net	782	75	—		707
Other assets	4,160	423	—		3,737

Total assets	$110,756	$18,354	$11,050		$103,452

Accounts payable	$10,437	$2,615	$—		$7,822
Accrued liabilities	20,779	13,310	544	(c)	8,013

Total current liabilities	31,216	15,925	544		15,835

Total Gaiam, Inc. shareholders’ equity	76,743	1,501	10,506	(d)	85,748
Noncontrolling interest	2,797	928	—		1,869

Total equity	79,540	2,429	10,506		87,617

Total liabilities and equity	$110,756	$18,354	$11,050		$103,452

(a)	Represents the assets, liabilities, and equity attributable to Natural Habitat included in Gaiam’s historical financial statements.
(b)	Cash is adjusted to reflect the $11.0 million estimated net proceeds from the sale.
(c)	Accrued liabilities have been adjusted to reflect the accrual of estimated nonrecurring costs directly related to the disposition (not paid in close).
(d)	Equity is adjusted to reflect the estimated net gain of $9.0 million on the sale of Natural Habitat. We expect that there will be minimal income taxes on the gain due to utilization of our net operating losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Sale of Natural Habitat

On May 4, 2015 we sold all our interest in Natural Habitat, Inc. (“Natural Habitat”), our eco-travel subsidiary, for $12.85 million in cash. Our eco-travel subsidiary and business was part of our Gaiam Brand segment. After the sale, our Gaiam Brand segment consists of our yoga, fitness and wellness consumer products, and content. The sale of our eco-travel subsidiary and business occurred after the period covered by this report. Therefore, the information in this report, including, without limitation, the following discussion and analysis of our financial condition and results of operations, should be read in light of the sale of our eco-travel subsidiary and business. The pro-forma financial statements included herewith provide an illustration of our financial position and operating results excluding Natural Habitat.

Pending Sale of the Brand Business

On May 10, 2016, we entered into agreements pursuant to which we agreed to sell the assets and liabilities primarily related to, or used in, our yoga, fitness and wellness consumer products business (the “Brand Business”). If the sale of the Brand Business is consummated, our business will consist of our Gaia video subscription service business and on-line community and will operate in our Gaia segment. Upon closing the sale of the Brand Business, we expect to conduct a tender offer for up to 12 million shares of our Class A common stock and vested stock options. The sale of our Brand Business is planned to occur after the period covered by this report. Therefore, the information in this report, including, without limitation, the following discussion and analysis of our financial condition and results of operations, should be read in light of the pending sale of our Brand Business. There can be no assurance that we will be able to successfully consummate the sale of our Brand Business.

Overview and Outlook

We design, create, and market products and media for consumers who are interested in yoga, fitness, and wellness. Additionally, we operate a subscription video on-demand service and on-line community, Gaia, which is dedicated to creating, acquiring, and delivering conscious media. Through our business activities, we seek to position our brands as a trusted source for products and information that are relevant to our consumers’ active lifestyles and transformational journeys. Our broad distribution network includes retail, online, and digital channels. Our business is vertically integrated from product design and content creation through product development and sourcing, to customer service and distribution. This efficient supply chain enables us to provide quality products at competitive prices for all of our brands.

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

We seek to drive sustainable and profitable growth in this segment by leveraging our brands’ market positions and heritage to expand our product offering and distribution channels. We believe that growth in yoga participation, greater awareness of health and wellness, and the success of our retail and online partners is increasing consumer interest in our brands and products, and creates new opportunities for us to expand our offering. Recent examples of our brand extension include the 2012 launch of Gaiam Restore and SPRI Dynamic Recovery brands, our at-home rehabilitative and restorative products, the 2013 launch of our SPRI Cross Train line of high-intensity fitness accessories and most recently, and the launch of our yoga apparel line during the first quarter of 2015. We plan to launch our new Wellbeing line in the pharmacy channel in 2016, further expanding our reach.

We continue to evolve our e-commerce experience to focus on engaging customers through digital content, and have begun a new focus on social and mobile marketing. We recently launched or updated certain websites, evolving our e-commerce experience to focus on engaging customers through digital content, and social and mobile marketing across various devices. With the acquisition of Yoga Studio, the leading paid yoga app for mobile and tablet devices in the Apple U.S. App Store, and the launch of our new Meditation Studio app, we will continue to develop and leverage our interactive digital strategy as a point of brand engagement. We plan to invest in our online branding and digital offerings, develop emerging talent, utilize social media, and sponsor local events. Additionally, during 2015 we curtailed the circulation of our consumer catalogs focusing our direct-to-consumer strategy to online channels.

Gaia Segment

Gaia is a global digital video subscription service and on-line community with approximately 7,000 titles which caters to an underserved subscriber base. Gaia’s digital content is available to subscribers on most internet-connected devices anytime, anywhere commercial free. The subscription also allows subscribers to download and view files from the library without being actively connected to the internet. Through Gaia subscriptions, customers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is available exclusively to Gaia subscribers for digital streaming.

Gaiam’s board of directors has approved the separation of Gaia and Gaiam Brand into two separate publicly traded companies. If the pending sale of the Brand Business is not consummated, we expect to proceed with the spin-off. We expect the separation to take the form of a tax-free spin-off to shareholders. Our board of directors has the right and ability, in its sole discretion, to abandon the proposed separation at any time before the distribution date. As a result, there can be no assurance that the separation will occur.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Net revenues	$35,327	$37,638
Gross profit	16,390	17,247
Selling and operating corporate, general and administration	24,593	20,132
Income (loss) from operations	(8,203)	(2,885)

Interest and other expense, net	509	(484)
Income (loss) before taxes and noncontrolling interest	(7,694)	(3,369)
Income tax expense	(9)	49
Net income (loss) from continuing operations	(7,685)	(3,418)
Loss from discontinued operations	—	(466)
Net loss	(7,685)	(3,884)
Net income attributable to noncontrolling interest	61	(8)
Net loss attributable to Gaiam, Inc.	$(7,624)	$(3,892)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net revenue	100.0%	100.0%
Cost of goods sold	53.6%	54.2%

Gross profit	46.4%	45.8%

Expenses:
Selling and operating	57.2%	44.4%
Corporate, general and administration	12.4%	9.1%

Total expenses	69.6%	53.5%

Income (loss) from operations	-23.2%	-7.7%

Interest and other expense, net	1.4%	-1.3%
Income (loss) before taxes and noncontrolling interest	-21.8%	-9.0%
Income tax expense	0.0%	0.1%
Net income (loss) from continuing operations	-21.8%	-9.1%
Loss from discontinued operations	0.0%	-1.2%
Net income attributable to noncontrolling interest	0.2%	0.0%

Net loss attributable to Gaiam, Inc.	-21.6%	-10.3%

Three months ended March 31, 2016 Compared to Three months ended March 31, 2015

Net revenue. Net revenue decreased $2.3 million, or 6.1%, to $35.3 million during the first quarter of 2016, compared to $37.6 million during the first quarter of 2015. Net revenue in our Gaiam Brand segment decreased $3.0 million, or 8.8%, to $31.5 million during the first quarter of 2016 from $34.5 million during the first quarter of 2015. The decrease in revenues was due to the overall challenging retail environment (including the announcement of the Sports Authority bankruptcy), as well as the intentional decision to end private label business with one of our customers. Net revenue in our Gaia segment increased $0.7 million, or 23.3%, to $3.8 million during the first quarter of 2016 from $3.1 million during the first quarter of 2015. Revenues increased due to continued subscriber growth.

Cost of goods sold. Cost of goods sold decreased $1.5 million, or 7.1%, to $18.9 million during the first quarter of 2016 from $20.4 million during the first quarter of 2015. Cost of goods sold in our Gaiam Brand segment decreased $1.6 million, or 7.8%, to $18.3 million during the first quarter of 2016 from $19.9 million during the first quarter of 2015 and, as a percentage of net revenue, increased slightly to 58.2% compared to 57.6% during the first quarter of 2015.

Selling and operating expenses. Selling and operating expenses increased $3.5 million, or 21.0%, to $20.2 million during the first quarter of 2016 from $16.7 million during the first quarter of 2015 and, as a percentage of net revenue, increased to 57.2% during the first quarter of 2016 from 44.4% during the first quarter of 2015. The increase was primarily due to increased marketing spending for rebranding and customer acquisition for Gaia, plus bad debt charges resulting from the Sports Authority bankruptcy and other one-time charges associated with the sale of Natural Habitat.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.0 million, or 28.1%, to $4.4 million during the first quarter of 2016 from $3.4 million during the first quarter of 2015 and, as a percentage of net revenue, increased to 12.4% during the first quarter of 2016 from 9.1% during the first quarter of 2015. The increase was due to one-time charges associated with the separation and sale of the businesses.

Interest and other income (expense). Interest and other income (expense) increased $1.0 million primarily as a result of the increase in fair market value of our foreign currency contracts, caused by the declining value of the US Dollar.

Loss from discontinued operations. During the first quarter of 2015, the Company recognized $0.5 million in costs associated with the Cinedigm legal disputes. Those disputes were settled at the end of 2015. No similar charges were incurred during 2016.

Net loss attributable to Gaiam, Inc. As a result of the above factors, net loss attributable to Gaiam, Inc. was $7.6 million, or $0.31 per share, during the first quarter of 2016 compared to a net loss of $3.9 million, or $0.16 per share, during the first quarter of 2015.

Seasonality

Our sales are affected by seasonal influences. On an aggregate basis, we generate our strongest revenues and net income in the fourth quarter due to increased holiday spending and retailer fitness purchases.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our e-commerce and digital platforms and new products, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in distribution systems and facilities and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our sales and marketing programs and brand promotions as needed. At March 31, 2016, our cash balance was $11.2 million. We estimate that our capital expenditures will total approximately $10.0 million for 2016 which will be funded through cash flow from operations.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities—continuing operations	$1,393	$4,840
Operating activities—discontinued operations	—	(184)

Operating activities	1,393	4,656
Investing activities	(2,041)	(2,540)
Financing activities	(1,944)	(353)
Effects of exchange rates on cash	48	(641)

Net (decrease) increase in cash	$(2,544)	$1,122

Operating activities- continuing operations. Cash flow from continuing operations decreased $3.3 million during the first three months of 2016 compared to the same period in 2015. The increase was primarily due to increased operating losses during 2016, and increased payment of accounts payable, partially offset by reduced payments for advances and other assets.

Investing activities. Cash flow from investing activities decreased $0.5 million during the first three months of 2016 compared to the same period in 2015. The change between years is due to timing of capital spending for new apps, media, software and equipment.

Financing activities. Cash flow from financing activities decreased $1.5 million during the first three months of 2016 compared to the same period in 2015. The change between years is primarily due to a $1.5 million increase in the dividend paid to the minority interest holder of our eco-travel subsidiary in anticipation of its sale.

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

The potential spin-off of Gaia will have a significant impact on our liquidity if it occurs, as Gaiam will no longer be required to fund the operating losses or capital expenditures of Gaia. As discussed in Note 2, we transferred ownership of our principal offices to Gaia in January 2015. As a result, our principal offices, which are fully owned by us, will no longer be available as a potential source of financing to Gaiam after the spin-off.

Contractual Obligations

We have commitments pursuant to operating lease and media distribution agreements. The following table shows our commitments to make future payments or advances under these agreements as of March 31, 2016:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease payments	$2,649	$815	$1,834	$—	$—
Minimum distribution payments	2,706	2,194	512	—	—

Total contractual obligations	$5,355	$3,009	$2,346	$—	$—

Risk Factors

There are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks listed in our annual report on Form 10-K for the year ended December 31, 2015. Historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes, but do hold forward and option contracts in foreign currencies. See Note 5 to the accompanying financial statements. We hold a controlling financial interest in Gaiam PTY, an Australian based joint venture. Since Gaiam PTY’s functional currency is the Australian dollar, this subsidiary exposes us to risk associated with foreign currency exchange rate fluctuations. However, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of March 31, 2016.

We purchase a significant amount of inventory from vendors outside of the U.S. in transactions that are primarily U.S.-dollar-denominated transactions. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of March 31, 2016, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2016 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Gaiam, Inc.
(Registrant)

May 10, 2016	By:	/s/ Lynn Powers
Date		Lynn Powers
Chief Executive Officer (authorized officer)

May 10, 2016	By:	/s/ Stephen J. Thomas
Date		Stephen J. Thomas
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith