Form 10-Q
period 2016-06-30
GAIA, INC
filed 2016-08-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-27517

GAIA, INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1113527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

833 WEST SOUTH BOULDER ROAD,

LOUISVILLE, COLORADO 80027

(Address of principal executive offices)

(303) 222-3600

(Registrant’s telephone number, including area code)

Formerly known as GAIAM, Inc.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2016
Class A Common Stock ($.0001 par value)	9,737,700
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, legal disputes or arbitration proceedings, history of operating losses, general economic conditions, competition, changing consumer preferences, acquisitions, new initiatives undertaken by us, loss of key personnel, our founder’s control of us, brand reputation, difficulty obtaining financing, dependence on third-party suppliers, reliance on communication networks, reliance on security and information systems, the effect of government regulation, legal liability for website content, fluctuations in quarterly operating results, changing reporting requirements, future results which vary from historical results, reduced opportunities of scale, and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2016, the interim results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. These interim statements have not been audited. The balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2015.

GAIA, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$6,212	$1,266
Accounts receivable	562	465
Prepaid expenses and other current assets	1,242	729
Current assets of discontinued operations	29,641	68,860

Total current assets	37,657	71,320
Property, equipment, and media library, net	31,560	29,524
Goodwill and other intangibles, net	10,816	10,816
Investments and other assets	1,483	1,549
Noncurrent assets of discontinued operations	8,189	15,333

Total assets	$89,705	$128,542

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,557	$6,081
Deferred revenue	1,897	1,454
Current liabilities of discontinued operations	3,544	32,214

Total current liabilities	11,998	39,749
Commitments and contingencies
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 19,374,548 and 19,130,681 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at June 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	174,218	172,371
Accumulated other comprehensive loss	(368)	(399)
Accumulated deficit	(98,099)	(88,035)

Total Gaia, Inc. shareholders’ equity	75,754	83,940
Noncontrolling interest	1,953	4,853

Total equity	77,707	88,793

Total liabilities and equity	$89,705	$128,542

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net revenues
Streaming	$3,610	$2,585	$6,839	$5,115
DVD Subscription and other	588	700	1,189	1,276

Total net revenues	4,198	3,285	8,028	6,391

Cost of revenues
Streaming	667	603	1,316	1,177
DVD Subscription and other	80	86	144	176

Total cost of revenues	747	689	1,460	1,353

Gross profit	3,451	2,596	6,568	5,038

Expenses:
Selling and operating	4,992	3,176	10,847	7,486
Corporate, general and administration	1,426	1,322	2,776	2,285

Total expenses	6,418	4,498	13,623	9,771

Loss from operations	(2,967)	(1,902)	(7,055)	(4,733)
Interest and other expense, net	(117)	(58)	(153)	(265)

Loss before income taxes	(3,084)	(1,960)	(7,208)	(4,998)
Income tax expense	1	—	2	—

Net loss from continuing operations	(3,085)	(1,960)	(7,210)	(4,998)
Income (loss) from discontinued operations, net of tax	646	843	(2,854)	(11)

Net loss	$(2,439)	$(1,117)	$(10,064)	$(5,009)

Net (loss) income per share —basic and diluted:
From continuing operations	$(0.13)	$(0.08)	$(0.29)	$(0.20)
From discontinued operations	$0.03	$0.03	$(0.12)	$(0.00)

Net loss per share	$(0.10)	$(0.05)	$(0.41)	$(0.20)

Weighted-average shares outstanding:
Basic	24,580	24,511	24,555	24,501

Diluted	24,580	24,610	24,555	24,501

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of comprehensive loss

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net loss attributable to Gaia shareholders	$(2,439)	$(1,117)	$(10,064)	$(5,009)
Net income attributable to the noncontrolling interest included in discontinued operations	370	8	310	16

Total net loss before noncontrolling interest	(2,069)	(1,109)	(9,754)	(4,993)
Accumulated other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of tax	(16)	(25)	59	(92)

Comprehensive loss	(2,085)	(1,134)	(9,695)	(5,085)

Less: comprehensive loss (income) attributable to the noncontrolling interest	(450)	35	(338)	49

Comprehensive loss attributable to Gaia, Inc.	$(2,535)	$(1,099)	$(10,033)	$(5,036)

See accompanying notes to the interim condensed consolidated financial statements

GAIA, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2016	2015
	(unaudited)
Operating activities
Net loss	$(10,064)	$(5,009)
Loss from discontinued operations	2,854	11

Net loss from continuing operations	(7,210)	(4,998)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities—continuing operations:
Depreciation and amortization	1,911	1,550
Loss on remeasurement of foreign currency	—	261
Share-based compensation expense	90	78
Changes in operating assets and liabilities:
Accounts receivable, net	(97)	(232)
Prepaid expenses and other assets	(419)	(430)
Accounts payable and accrued liabilities	479	1,784
Deferred revenue	443	435

Net cash used in operating activities—continuing operations	(4,803)	(1,552)
Net cash provided by operating activities—discontinued operations	3,251	3,170

Net cash (used in) provided by operating activities	(1,552)	1,618

Investing activities
Additions to property, equipment and media library	(3,951)	(2,733)
Proceeds from the sale of Natural Habitat	11,333	—

Net cash provided by (used in) investing activities—continuing operations	7,382	(2,733)
Net cash used in investing activities—discontinued operations	(319)	(1,479)

Net cash provided by (used in) investing activities	7,063	(4,212)

Financing activities
Proceeds from issuance of stock	1,379	151
Drawdowns on line of credit	3,000	—
Repayments on line of credit	(3,000)	—
Dividends paid to noncontrolling interest	(1,944)	(486)

Net cash used in financing activities	(565)	(335)

Effect of exchange rates on cash	—	(216)
Net change in cash	4,946	(3,145)
Cash at beginning of period	1,266	3,821

Cash at end of period	$6,212	676

Supplemental cash flow information
Income taxes paid	$260	$594
Supplemental cash flow information— discontinued operations
Depreciation and amortization	$767	$836
Share-based compensation expense	380	394
Additions to property, equipment, and media library	$(319)	$(1,479)

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc. (formerly known as Gaiam, Inc.) was incorporated under the laws of the State of Colorado on July 7, 1988. We operate a global digital video subscription service and on-line community which caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most Internet connected devices anytime, anywhere commercial free. The subscription also allows our subscribers to download and view files in the library without being actively connected to the internet. Through our online Gaia subscription service, our customers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is exclusively available to our subscribers for digital streaming.

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

Divestiture of the Brand Business, Management Changes, Tender Offer, and Name Change

On May 4, 2016 and July 1, 2016, we completed the sale of the components of our former Gaiam Brand segment in two separate transactions, which previously represented the majority of our operating revenues and expenses. The terms and implications of the sale are discussed in Note 2. Our current business which remains after the sale primarily consists of our former Gaia segment, and we now have only one business segment. In connection with the sale, we appointed new executive officers, including Jirka Rysavy as Chief Executive Officer and Paul Tarell as Chief Financial Officer. We used a portion of the proceeds from the sale to conduct a tender offer to purchase 9,636,848 shares of our Class A common stock and 842,114 stock options at $7.75 per share. On July 14, 2016, we changed our name from Gaiam, Inc. to Gaia, Inc.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We adopted this guidance effective April 1, 2016, and it did not have a material impact on our reported financial position or results of operations.

2. Discontinued Operations

Sale of the Gaiam Brand Business and Natural Habitat

On May 4, 2016 we sold our 51.4% equity interest in Natural Habitat, Inc. (“Natural Habitat”), our eco-travel subsidiary, in exchange for $12.85 million in cash, and recognized a gain of $10.3 million as disclosed in our Current Report on Form 8-K filed May 10, 2016.

On July 1, 2016, we sold the assets and liabilities of our Gaiam Brand business in exchange for a gross purchase price of $167.0 million subject to post-closing adjustments and recognized a preliminary gain of approximately $120.8 million before taxes as disclosed in our Current Reports on Form 8-K filed May 10, 2016 and July 8, 2016. Our Gaiam Brand business previously constituted the majority of our consolidated revenues and expenses, and consisted of Gaiam branded yoga, fitness and wellness consumer products, and content. The assets and liabilities, operating results and cash flows of our Gaiam Brand business are classified as held-for-sale as of June 30, 2016.

The Gaiam Brand business and our interest in our eco-travel subsidiary constituted all the assets and liabilities of our Gaiam Brand segment.

Discontinued Operations

The assets and liabilities, operating results, and cash flows of our Gaiam Brand business and Natural Habitat are presented as discontinued operations, separate from our continuing operations, for all periods presented in these interim condensed consolidated financial statements and footnotes, unless otherwise indicated.

Discontinued operating results for 2015 also include legal expenses associated with the sale of our DVD distribution business to Cinedigm. We were involved in legal disputes with Cinedigm associated with the sale, which were settled during 2015. The assets and liabilities in the following table as of December 31, 2015 include the Natural Habitat business, and the assets and liabilities as of June 30, 2016 consist of the Gaiam Brand business only.

The major components of assets and liabilities of our discontinued operations were as follows:

(in thousands)	June 30, 2016	December 31, 2015
Current assets:
Cash	$898	$12,605
Accounts receivable, net	11,454	26,441
Inventory, less allowances	15,234	17,302
Other current assets	2,055	12,512

Total current assets of discontinued operations	$29,641	$68,860

Property, equipment and media library, net	4,474	6,237
Goodwill and other intangibles, net	1,877	5,497
Other assets	1,838	3,599

Total noncurrent assets of discontinued operations	$8,189	$15,333

Current liabilities:
Accounts payable and accrued liabilities	$3,544	$32,214

Total current liabilities of discontinued operations	$3,544	$32,214

The income from discontinued operations amounts as reported on our consolidated statements of operations were comprised of the following amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net revenue	$21,130	$37,862	$52,627	$72,393
Cost of goods sold	14,640	22,403	32,975	42,291

Gross profit	6,490	15,459	19,652	30,102

Operating expenses	15,321	14,655	32,599	29,818

Loss (income) from operations	(8,831)	804	(12,947)	284
Other (expense) income	(310)	173	234	(105)

(Loss) income before income taxes and noncontrolling interest	(9,141)	977	(12,713)	179
Income tax expense	(170)	(126)	(158)	(174)
Income from discontinued operations attributable to the non-controlling interest, net of tax	(370)	(8)	(310)	(16)

(Loss) income from the operation of discontinued operations	(9,681)	843	(13,181)	(11)

Gain on disposal of discontinued operations:
Gain on sale of Natural Habitat, net of tax	10,327	—	10,327	—

Income (loss) from discontinued operations, net of tax	$646	$843	$(2,854)	$(11)

Prior to its divestiture in May 2016, Natural Habitat used derivative instruments to manage a portion of its exposure to changes in currency exchange rates due to payments made to foreign tour operators. The cash flow effects of these derivative contracts during 2016 are included in Net cash used in operating activities—discontinued operations in the Statements of Cash Flows. Realized and unrealized gains and losses on currency derivatives without hedge accounting designation are included in Income from discontinued operations, net of tax in the accompanying statements of operations. For the three and six month periods ended June 30, 2016 the gain recognized was $0.4 million and $1.3 million, respectively. The asset related to the fair value of the hedging instrument was included in Current assets of discontinued operations in the accompanying balance sheet prior to the sale.

3. Credit Facility

In 2015 Boulder Road LLC, a subsidiary of Gaia, entered into a revolving line of credit agreement with a bank in the amount of $5.5 million. The note bears interest at the prime rate plus 3.25%, is guaranteed by us, and is secured by a Deed of Trust filed against the real property on which our principal offices are located. The value of our principal offices is in excess of the amount of the line of credit. During the six months ended June 30, 2016, Boulder Road LLC drew and repaid $3.0 million on the line of credit. No amounts were outstanding under the line of credit as of June 30, 2016.

4. Equity

During the first six months of 2016, we issued 11,000 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2016. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

In June, we issued 50,000 shares of our Class A common stock as a charitable contribution to a local organization. We valued the shares at the closing market price of our shares on the date they were issued and recorded a charitable contribution expense of $0.4 million.

During the first six months of 2016, we issued 183,000 shares of our Class A common stock with net proceeds of $1.0 million in connection with option exercises. The following is a reconciliation from December 31, 2015 to June 30, 2016 of the carrying amount of total equity, equity attributable to Gaia, Inc., and equity attributable to the noncontrolling interest.

			Gaia, Inc. Shareholders
(in thousands)	Total	Comprehensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2015	$88,793		$(88,035)	$(399)	$3	$172,371	$4,853
Issuance of Gaia, Inc. common stock for stock option exercises, share-based compensation and charitable contribution	1,847		—	—	—	1,847	—
Elimination of noncontrolling interest resulting from the sale of Natural Habitat	(1,294)		—	—	—	—	(1,294)
Dividends paid to noncontrolling interest	(1,944)		—	—	—	—	(1,944)
Comprehensive loss:
Net income	(9,754)	(9,754)	(10,064)	—	—	—	310
Foreign currency translation adjustment	59	59	—	31	—	—	28

Comprehensive loss		$(9,695)

Balance at June 30, 2016	$77,707		$(98,099)	$(368)	$3	$174,218	$1,953

Tender Offer

Effective July 1, 2016, we used a portion of the proceeds from the sale of the Gaiam Brand business to conduct a tender offer to purchase 9,636,848 shares of our Class A common stock and 842,114 stock options at a price of $7.75 per share. In connection with the Gaiam Brand business sale, employee stock options to purchase 189,610 shares received accelerated vesting and were repurchased in the stock option tender amounts above. Subsequent to the Gaiam Brand business sale options to purchase 194,610 shares were cancelled. As a result of the tender offer, our outstanding shares decreased significantly.

5. Share-Based Payments

During the first six months of 2016 and 2015, we extended the term of certain options granted under our 2009 Long-Term Incentive Plan to members of our executive team for an additional three months, and recognized $40,000 and $50,000 of associated stock compensation expense. Total share-based compensation expense is reported in corporate, general and administration expenses on our condensed consolidated statements of operations.

6. Net Income (Loss) per Share

Basic net income (loss) per share excludes any dilutive effects of options. We compute basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 890,000 and 985,000 from the computation of diluted net loss per share for the three months ended June 30, 2016 and 2015, respectively, and 939,000 and 987,000 for the six months ended June 30, 2016 and 2015, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net (loss) income:
Loss from continuing operations	$(3,085)	$(1,960)	$(7,210)	$(4,998)
Income (loss) from discontinued operations	646	843	(2,854)	(11)

Net loss	$(2,439)	$(1,117)	$(10,064)	$(5,009)

Weighted average shares for basic net (loss) income per share	24,580	24,511	24,555	24,501

Effect of dilutive securities	—	99	—	—

Weighted average shares for diluted net (loss) income per share	24,580	24,610	24,555	24,501

Net (loss) income per share —basic and diluted:
Loss from continuing operations	$(0.13)	$(0.08)	$(0.29)	$(0.20)
Income (loss) from discontinued operations	$0.03	$0.03	$(0.12)	$(0.00)

Basic and diluted net (loss) income per share	$(0.10)	$(0.05)	$(0.41)	$(0.20)

7. Income Taxes

During 2013, we determined that a full valuation allowance against our deferred tax assets was necessary due to the cumulative loss incurred over the three-year period ended December 31, 2013. Since that time, we have continued to provide a full valuation allowance against deferred tax assets. As income is generated in future periods, the Company expects to reverse the valuation allowance as utilization of the deferred tax assets occurs. As of June 30, 2016, our gross net operating losses were $94.6 million and $26.2 million for federal and state, respectively.

8. Segment Information

Prior to June 30, 2016, we managed our company and aggregated our operational and financial information in two reportable segments, which were aligned based on their products or services.

Gaia:	This segment includes our digital video streaming service. Previously known as Gaiam TV, it also includes the results of Boulder Road LLC. This segment represents our ongoing business, and the accompanying financial statements show the results of this business segment.
Gaiam Brand:	This segment included all our branded yoga, fitness, and wellness products. It also included Natural Habitat until May 4, 2016. As discussed above, we completed the sale of the remaining Gaiam Brand business on July 1, 2016. The results of operations of the Gaiam Brand segment are shown as discontinued operations in the accompanying financial statements.

From July 1, 2016 forward, our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

9. Commitments and Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2016 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

10. Subsequent Events

On February 26, 2015, our board of directors and the board of directors of our subsidiary Gaia International, Inc. (formerly known as Gaia, Inc.) approved the Long-Term Deferred Equity Plan (the “deferred equity plan”) as an incentive plan for the management of our Gaia segment. In anticipation of the previously contemplated spin-off, our board of directors and the board of directors of our subsidiary Gaia International, Inc. granted restricted stock units (“RSUs”) of Gaia International, Inc.’s Class A common stock under the deferred equity plan to certain of our officers and employees involved in the Gaia segment. As previously authorized by our board of directors, on July 1, 2016 in connection with the closing of the Brand Business sale, the RSU’s granted under the deferred equity plan were exchanged for 348,841 RSU’s under our 2009 Long-Term Incentive Plan. In connection with the exchanges, each recipient entered into an individual restricted stock unit award agreement with the following terms: (i) the recipient is entitled to receive one share of Class A common stock for each RSU upon vesting, and (ii) the RSUs will vest on March 16, 2020, provided that the recipient is still an employee or director of our company on such date. The RSUs will be automatically forfeited and of no further force and effect if either of the vesting conditions are not met.

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

Overview and Outlook

We operate a global digital video subscription service with over 7,000 titles which caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most Internet connected devices anytime, anywhere commercial free. The subscription also allows our subscribers to download and view files from our library without being actively connected to the internet. Through our online Gaia subscription service, our customers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is exclusively available to our subscribers for digital streaming on most Internet connected devices.

The consumption of streaming video is expanding rapidly with more and more people augmenting their use of, or replacing broadcast television and turning to, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Go and Gaia.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other entertainment-based streaming video services. Our original content is developed and produced in-house in our state-of-the-art production studios near Boulder, Colorado. Over 90% of our content is exclusively available for streaming to most devices that are connected to the Internet. By offering exclusive and unique content over a state-of-the-art streaming service, we believe we will be able to significantly expand our target subscriber base.

Our available content is currently focused on yoga, health and longevity, seeking truth, spiritual growth and conscious films & series. This media content is specifically targeted to a unique customer base which is interested in alternatives and supplements to the content provided by mainstream media. We have been able to grow these content options both organically through our own productions and through strategic acquisitions. In addition, through our investments in our streaming video technology and our user interface, we have been able to expand the many ways our subscription customer base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new Internet-connected devices as they are developed and creating a conscious community built on our content.

We have reported losses from continuing operations of $7.2 million and $5.0 million for the six months ending June 30, 2016 and 2015, respectively.

We are a Colorado corporation. Our registered, principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3999. We maintain an Internet website at www.gaia.com. The website address has been included only as a textual reference. Our website and the information contained on that website, or connected to that website, are not incorporated by reference into this filing.

Sale of the Gaiam Brand Segment

Prior to July 1, 2016, we operated a second business segment called the Gaiam Brand segment which developed and marketed yoga and fitness accessories, apparel, and media. It also included Natural Habitat, our eco-travel business.

On May 4, 2016 we sold all our 51.4% equity interest in Natural Habitat, Inc. (“Natural Habitat”), our eco-travel subsidiary, in exchange for $12.85 million in cash, and recognized a gain of $10.3 million. On July 1, 2016, we sold the assets and liabilities of our Gaiam Brand business in exchange for $167.0 million subject to post-closing adjustments and recognized a preliminary gain of approximately $120.8 million before taxes. The Brand Business consisted of all the remaining assets and liabilities of our Gaiam Brand segment. Our Gaiam Brand business previously constituted the majority of our consolidated revenues and expenses.

The operating results of our Gaiam Brand segment are presented as discontinued operations in the accompanying financial statements and discussions.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Streaming revenues	$3,610	$2,585	$6,839	$5,115
DVD subscription and other revenues	588	700	1,189	1,276
Cost of streaming	667	603	1,316	1,177
Cost of DVD subscription and other	80	86	144	176
Selling and operating	4,992	3,176	10,847	7,486
Corporate, general and administration	1,426	1,322	2,776	2,285
Loss from operations	(2,967)	(1,902)	(7,055)	(4,733)
Interest and other expense	(117)	(58)	(153)	(265)
Loss before taxes	(3,084)	(1,960)	(7,208)	(4,998)
Income tax expense	1	—	2	—
Net loss from continuing operations	(3,085)	(1,960)	(7,210)	(4,998)
Income (loss) from discontinued operations, net	646	843	(2,854)	(11)
Net loss	$(2,439)	$(1,117)	$(10,064)	$(5,009)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues
Streaming	86.0%	78.7%	85.2%	80.0%
DVD subscription and other	14.0%	21.3%	14.8%	20.0%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues
Cost of streaming	15.9%	18.4%	16.4%	18.4%
Cost of DVD subscription and other	1.9%	2.6%	1.8%	2.8%

Total cost of revenues	17.8%	21.0%	18.2%	21.2%

Gross profit	82.2%	79.0%	81.8%	78.8%

Expenses:
Selling and operating	118.9%	96.7%	135.1%	117.1%
Corporate, general and administration	34.0%	40.2%	34.6%	35.8%

Total expenses	152.9%	136.9%	169.7%	152.9%

Income (loss) from operations	-70.7%	-57.9%	-87.9%	-74.1%
Interest and other income (expense)	-2.8%	-1.8%	-1.9%	-4.1%
Income (loss) before taxes	-73.5%	-59.7%	-89.8%	-78.2%
Income tax expense	—%	—%	—%	—%
Net income (loss) from continuing operations	-73.5%	-59.7%	-89.8%	-78.2%
(Loss) income from discontinued operations	15.4%	25.7%	-35.6%	-0.2%

Net loss	-58.1%	-34.0%	-125.4%	-78.4%

Three months ended June 30, 2016 Compared to Three months ended June 30, 2015

Net revenue. Net revenue increased $0.9 million, or 27.8%, to $4.2 million during the second quarter of 2016, compared to $3.3 million during the second quarter of 2015. Net revenue from streaming increased $1.0 million, or 39.7%, to $3.6 million during the second quarter of 2016 from $2.6 million during the second quarter of 2015. The increase in streaming revenues was primarily driven by our growth in subscribers. DVD subscription and other revenue declined $0.1 million or 16.0%, to $0.6 million during the second quarter of 2016 from $0.7 million during the second quarter of 2015. The decline was driven by a decline in subscribers due to a shift in focus to streaming subscribers.

Cost of goods sold. Cost of goods sold increased $0.1 million, or 8.4%, to $0.8 million during the second quarter of 2016 from $0.7 million during the second quarter of 2015. Cost of goods sold for streaming increased $0.1 million, or 10.6%, to $0.7 million during the second quarter of 2016 from $0.6 million during the second quarter of 2015 and, as a percentage of streaming revenue, decreased to 18.5% compared to 23.3% during the second quarter of 2015 due primarily to the lower cost of streaming associated with our higher volumes.

Selling and operating expenses. Selling and operating expenses increased $1.8 million, or 57.2%, to $5.0 million during the second quarter of 2016 from $3.2 million during the second quarter of 2015 and, as a percentage of net revenue, increased to 118.9% during the second quarter of 2016 from 96.7% during the second quarter of 2015. The increase was primarily due to increased marketing spending for subscriber acquisition and other one-time charges associated with the sales of the components of the Gaiam Brand segment and the previously planned spin-off.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million, or 7.9%, to $1.4 million during the second quarter of 2016 from $1.3 million during the second quarter of 2015 and, as a percentage of net revenue, decreased to 34.0% during the second quarter of 2016 from 40.2% during the second quarter of 2015. The increase was due to one-time charges associated with the separation and sale of the Gaiam Brand segment and the previously planned spin-off.

Income from discontinued operations. The operations of the Gaiam Brand business segment are included in income from discontinued operations. During the second quarter of 2016, we recognized a $10.3 million gain on the sale of Natural Habitat, which is offset by transaction costs and losses from the operation of discontinued operations of $9.7 million, compared to income from the operation of discontinued operations of $0.8 million in the second quarter of 2015. On July 1, 2016 we completed the sale of the Gaiam Brand business.

Net loss. As a result of the above factors, net loss was $2.4 million, or $0.10 per share, during the second quarter of 2016 compared to a net loss of $1.1 million, or $0.05 per share, during the second quarter of 2015.

Six months ended June 30, 2016 Compared to Six months ended June 30, 2015

Net revenue. Net revenue increased $1.6 million, or 25.6%, to $8.0 million during the first six months of 2016, compared to $6.4 million during the first six months of 2015. Net revenue from streaming increased $1.7 million, or 33.7%, to $6.8 million during the first six months of 2016 from $5.1 million during the first six months of 2015. The increase in streaming revenues was primarily driven by our growth in subscribers from the first half of 2015. DVD subscription and other revenue declined $0.1 million or 6.8%, to $1.2 million during the first half of 2016 from $1.3 million during the first half of 2015. The decline was driven by a decline in subscribers due to a shift in focus to streaming subscribers.

Cost of goods sold. Cost of goods sold increased $0.1 million, or 7.9%, to $1.5 million during the first six months of 2016 from $1.4 million during the second quarter of 2015. Cost of goods sold for streaming increased $0.1 million, or 11.8%, to $1.3 million during the first six months of 2016 from $1.2 million during the first six months of 2015 and, as a percentage of streaming revenue, decreased to 19.2% compared to 23.0% during the first six months of 2015 due primarily to the lower cost of streaming per hour associated with our higher volumes.

Selling and operating expenses. Selling and operating expenses increased $3.4 million, or 44.9%, to $10.8 million during the first six months of 2016 from $7.5 million during the first half of 2015 and, as a percentage of net revenue, increased to 135.1% during the first six months of 2016 from 117.1% during the first six months of 2015. The increase was primarily due to increased marketing spending for subscriber acquisition and other one-time charges associated with the sales of the components of the Gaiam Brand segment and the previously planned spin-off.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.5 million, or 21.5%, to $2.8 million during the first six months of 2016 from $2.3 million during the first six months of 2015 and, as a percentage of net revenue, decreased to 34.6% during the first half of 2016 from 35.8% during the first half of 2015. The increase was due to one-time charges associated with the separation and sale of the Gaiam Brand segment and the previously planned spin-off.

Loss from discontinued operations. The operations of the Gaiam Brand business segment are included in loss from discontinued operations. During the second quarter of 2016, we recognized a $10.3 million gain on the sale of Natural Habitat, which is offset by transactions costs and losses from the operation of discontinued operations of $13.2 million, compared to loss from the operation of discontinued operations of $0.0 million in the second quarter of 2015. On July 1, 2016 we completed the sale of the Gaiam Brand business.

Net loss. As a result of the above factors, net loss was $10.1 million, or $0.41 per share, during the second quarter of 2016 compared to a net loss of $5.0 million, or $0.20 per share, during the second quarter of 2015.

Seasonality

Our subscriber growth exhibits a seasonal pattern that reflects variations when consumers buy Internet-connected devices and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Our subscriber growth is generally greatest in the fourth and first quarter (October through March), and slowest in the May through August period. As we expand internationally, we expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our product offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, the level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses, products and technologies, and increase our marketing programs as needed. At June 30, 2016, our cash balance was $6.2 million. We estimate that our capital expenditures will total approximately $4.0 million for the remainder of 2016 which will be funded through cash flow from operations and the proceeds from the sale of the Gaiam Brand business.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities—continuing operations	$(4,803)	$(1,552)
Operating activities—discontinued operations	3,251	3,170

Operating activities	(1,552)	1,618
Investing activities—continuing operations	7,382	(2,733)
Investing activities—discontinued operations	(319)	(1,479)

Investing activities	7,063	(4,212)
Financing activities	(565)	(335)
Effects of exchange rates on cash	—	(216)

Net increase (decrease) in cash	$4,946	$(3,145)

Operating activities- continuing operations. Cash flow from continuing operations decreased $3.3 million during the first six months of 2016 compared to the same period in 2015. The decrease was primarily due to increased operating losses during 2016, and increased payment of accounts payable.

Investing activities – continuing operations. Cash flow from investing activities – continuing operations increased $10.1 million during the first six months of 2016 compared to the same period in 2015. The increase is due to $11.3 million of proceeds from the sale of Natural Habitat, offset by $1.2 million of additional capital spending for media, software and equipment.

Investing activities – discontinued operations. Cash flow from investing activities – discontinued operations increased $1.2 million during the first six months of 2016 compared to the same period in 2015. The increase was due to reduced capital spending for our Brand Business segment.

Financing activities. Cash flow from financing activities decreased $0.2 million during the first six months of 2016 compared to the same period in 2015. The change between years is primarily due to a $1.5 million increase in the dividend paid to the minority interest holder of our eco-travel subsidiary in anticipation of its sale, offset by $1.2 million increase in proceeds from the issuance of stock.

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

While there can be no assurances, we believe our cash on hand, cash generated from the sale of the Gaiam Brand business, cash expected to be generated from operations, borrowings available under our revolving credit facility, cash that could be raised by the sale of our shelf registration stock, and potential borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. In addition, we own our corporate headquarters and could enter into additional financing or sale/leaseback transaction to provide additional funds. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Contractual Obligations

Prior to the sale of the Gaiam Brand business, we had commitments pursuant to operating lease and media distribution agreements. These obligations were entirely assumed by the new owners of the Gaiam Brand business effective July 1, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, however, we have determined that no material market risk exposure to our consolidated financial position, results from operations or cash flows existed as of June 30, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of June 30, 2016, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

Risk Factors

As a result of the sale of our Gaiam Brand segment, risks related solely to our Gaiam Brand segment are no longer material risks to us. There have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, except the following risks in connection with the sale of the Gaiam Brand segment:

Our historical consolidated financial information is not necessarily representative of the results we would have achieved as a stand-alone business and may not be a reliable indicator of our future results.

The historical consolidated financial information included in this filing does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a stand-alone business during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

•	Before the Gaiam Brand business was sold, our business was operated as part of a broader corporate organization, rather than as stand-alone business. We shared expenses for significant corporate functions, including tax and treasury administration and certain governance functions, including internal audit, external reporting and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our historical financial statements reflect allocations of corporate expenses for these and similar functions, and these allocations might be more or less than the comparable expenses we would have incurred had we operated as a stand-alone business.

•	Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the company-wide cash management practices. Following the sale of the Gaiam Brand business, we may need to draw from our credit line, to obtain additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

•	We have historically shared economies of scope and scale in costs, employees, vendor relationships and certain customer relationships. The loss of these benefits may have an adverse effect on our business, results of operations and financial condition.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a stand-alone business.

As stand-alone business, we may not enjoy the same benefits that we did prior to the sale of the Gaiam Brand segment.

There is a risk that, by selling the Gaiam Brand segment, we may become more susceptible to market fluctuations and other adverse events than we would have been were we still a part of a larger company. As part of a larger company, we have been able to enjoy certain benefits such as operating diversity, purchasing power, credit worthiness, available capital for operations and investments and opportunities to pursue integrated strategies. As a stand-alone business we will not have similar diversity or integration opportunities and may not have similar purchasing power, credit worthiness or access to capital markets. This could result in insufficient liquidity to carry out our business plan.

We have had losses, and we cannot assure future profitability

We have reported net operating losses from continuing operations of $7.2 million and $5.0 million for the six month periods ending June 30, 2016 and 2015. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet our working capital requirements, capital expenditure plan or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Item 6.	Exhibits

Exhibit No.	Description

2.1†	Stock Purchase Agreement, dated May 4, 2016, by and among Gaiam, Inc. (n/k/a Gaia, Inc.), Gaiam Travel, Inc., Ben Bressler, Lindblad Expeditions Holdings, Inc. and Lindblad Expeditions, LLC (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K filed May 10, 2016 (File No. 000-27517)).

2.2†	Membership Interest Purchase Agreement, dated as of May 10, 2016, by and among Gaiam, Inc. (n/k/a Gaia, Inc.), Stretch & Bend Holdings, LLC (n/k/a SBG-Gaiam Holdings, LLC) and Sequential Brands Group, Inc. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K filed July 8, 2016 (File. No. 000-27517)).

2.3†	Asset Purchase Agreement, dated as of May 10, 2016, by and between Gaiam, Inc. (n/k/a Gaia, Inc.) and Fit For Life LLC (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K filed July 8, 2016 (File. No. 000-27517)).

3.1*	Amended and Restated Articles of Incorporation, dated October 24, 1999.

3.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 4, 2006.

3.3*	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated July 14, 2016.

10.1	Form of Gaiam, Inc. Restricted Stock Unit Awards Agreement (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K filed July 8, 2016 (File. No. 000-27517)).

10.2	Form of Voting Agreement, dated May 10, 2016, entered into by Gaiam, Inc. (n/k/a Gaia, Inc.) separately with each of Prentice Consumer Partners, LP and Jirka Rysavy.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaia, Inc.
(Registrant)

August 9, 2016	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

August 9, 2016	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1†	Stock Purchase Agreement, dated May 4, 2016, among Gaiam, Inc. (k/n/a Gaia, Inc.), Gaiam Travel, Inc., Ben Bressler, Lindblad Expeditions Holdings, Inc. and Lindblad Expeditions, LLC (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K filed May 10, 2016 (File No. 000-27517)).

2.2†	Membership Interest Purchase Agreement, dated as of May 10, 2016, by and among Gaiam, Inc. (k/n/a Gaia, Inc.), Stretch & Bend Holdings, LLC and Sequential Brands Group, Inc. (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K filed July 8, 2016 (File. No. 000-27517)).

2.3†	Asset Purchase Agreement, dated as of May 10, 2016, by and between Gaiam, Inc. (k/n/a Gaia, Inc.) and Fit For Life LLC (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K filed July 8, 2016 (File. No. 000-27517)).

3.1*	Amended and Restated Articles of Incorporation, dated October 24, 1999.

3.2*	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 4, 2006.

3.3*	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated July 14, 2016.

10.1	Form of Gaiam, Inc. Restricted Stock Unit Awards Agreement (incorporated by reference to Exhibit 2.1 of Gaiam’s current report on Form 8-K filed July 8, 2016 (File. No. 000-27517)).

10.2	Form of Voting Agreement, dated May 10, 2016, entered into by Gaiam, Inc. (n/k/a Gaia, Inc.) separately with each of Prentice Consumer Partners, LP and Jirka Rysavy.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.