Form 10-Q
period 2016-09-30
GAIA, INC
filed 2016-11-04
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2016
Class A Common Stock ($.0001 par value)	9,745,131
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, history of operating losses, general economic conditions, competition, changing consumer preferences, acquisitions, new initiatives undertaken by us, loss of key personnel, our founder’s control of us, legal disputes or arbitration proceedings, brand reputation, difficulty obtaining financing, dependence on third-party suppliers, reliance on communication networks, reliance on security and information systems, the effect of government regulation, legal liability for website content, fluctuations in quarterly operating results, changing reporting requirements, future results which vary from historical results, reduced opportunities of scale, and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2016, the interim results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. Operating results for the three month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2015.

GAIA, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$62,454	$1,266
Accounts receivable	604	465
Prepaid expenses and other current assets	1,485	729
Current assets of discontinued operations	—	68,860

Total current assets	64,543	71,320
Property, equipment, and media library, net	28,550	29,524
Goodwill and other intangibles, net	10,680	10,816
Investments and other assets	10,882	1,549
Noncurrent assets of discontinued operations	—	15,333

Total assets	$114,655	$128,542

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,410	$6,081
Income taxes payable	3,690	—
Deferred revenue	1,994	1,454
Current liabilities of discontinued operations	—	32,214

Total current liabilities	12,094	39,749
Deferred taxes	1,285
Commitments and contingencies
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,745,131 and 19,130,681 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at September 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	98,929	172,371
Accumulated other comprehensive loss	—	(399)
Accumulated deficit	2,345	(88,035)

Total Gaia, Inc. shareholders’ equity	101,276	83,940
Noncontrolling interest	—	4,853

Total equity	101,276	88,793

Total liabilities and equity	$114,655	$128,542

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net revenues
Streaming	$3,802	$2,818	$10,641	$7,933
DVD Subscription and other	660	683	1,849	1,959

Total net revenues	4,462	3,501	12,490	9,892
Cost of revenues
Streaming	636	529	1,952	1,706
DVD Subscription and other	65	79	209	255

Total cost of revenues	701	608	2,161	1,961

Gross profit	3,761	2,893	10,329	7,931

Expenses:
Selling and operating	6,536	2,249	17,383	9,735
Corporate, general and administration	1,439	1,286	4,215	3,571

Total expenses	7,975	3,535	21,598	13,306

Loss from operations	(4,214)	(642)	(11,269)	(5,375)
Interest and other income (expense), net	20	(18)	(133)	(282)

Loss before income taxes	(4,194)	(660)	(11,402)	(5,657)
Income tax expense (benefit)	(4,043)	—	(4,041)	—

Net loss from continuing operations	(151)	(660)	(7,361)	(5,657)
Income (loss) from discontinued operations, net of tax	100,595	(8,154)	97,741	(8,165)

Net income (loss)	$100,444	$(8,814)	$90,380	$(13,822)

Net income (loss) per share —basic and diluted:
From continuing operations	$(0.01)	$(0.03)	$(0.34)	$(0.23)
From discontinued operations	$6.65	$(0.33)	$4.56	$(0.33)

Net income (loss) per share.	$6.64	$(0.36)	$4.22	$(0.56)

Weighted-average shares outstanding:
Basic	15,138	24,517	21,417	24,507

Diluted	15,138	24,517	21,417	24,507

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of comprehensive income (loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income (loss) attributable to Gaia, Inc. shareholders	$100,444	$(8,814)	$90,380	$(13,822)
Net loss attributable to the noncontrolling interest included in discontinued operations	—	(550)	—	(565)

Total net income (loss) before noncontrolling interest	100,444	(8,264)	90,380	(13,257)
Accumulated other comprehensive loss:
Foreign currency translation loss, net of tax	—	(154)	—	(246)

Comprehensive income (loss)	100,444	(8,418)	90,380	(13,503)

Less: comprehensive loss attributable to the noncontrolling interest	—	(471)	—	(422)

Comprehensive income (loss) attributable to Gaia, Inc.	$100,444	$(8,889)	$90,380	$(13,925)

See accompanying notes to the interim condensed consolidated financial statements

GAIA, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
	(unaudited)
Operating activities
Net income (loss)	$90,380	$(13,822)
(Income) loss from discontinued operations	(97,741)	8,165

Net loss from continuing operations	(7,361)	(5,657)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities—continuing operations:
Depreciation and amortization	2,757	2,384
Loss on remeasurement of foreign currency	—	434
Share-based compensation expense	381	245
Changes in operating assets and liabilities:
Accounts receivable, net	(211)	(49)
Prepaid expenses and other assets	(584)	260
Accounts payable and accrued liabilities	329	1,480
Deferred revenue	540	559

Net cash provided by (used in) operating activities—continuing operations	(4,149)	(344)
Net cash provided by (used in) operating activities—discontinued operations	(4,849)	5,387

Net cash provided by (used in) operating activities	(8,998)	5,043

Investing activities
Additions to property, equipment and media library	(4,484)	(5,198)
Purchase of investment	(10,020)	—

Net cash provided by (used in) investing activities—continuing operations	(14,504)	(5,198)
Net cash provided by (used in) investing activities—discontinued operations	161,808	(1,709)

Net cash provided by (used in) investing activities	147,304	(6,907)

Financing activities
Proceeds from issuance of stock	994	160
Repurchases of stock	(76,168)	—
Drawdowns on line of credit	3,000	—
Repayments on line of credit	(3,000)	—
Dividends paid to noncontrolling interest	(1,944)	(486)

Net cash used in financing activities	(77,118)	(326)

Effect of exchange rates on cash	—	(632)
Net change in cash	61,188	(2,822)
Cash at beginning of period	1,266	3,821

Cash at end of period	$62,454	$999

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc. (known as Gaiam, Inc. until July 2016) was incorporated under the laws of the State of Colorado on July 7, 1988. We operate a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most Internet connected devices anytime, anywhere commercial free. The subscription also allows our subscribers to download and view files in the library without being actively connected to the internet. Through our online Gaia subscription service, our customers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is exclusively available to our subscribers for digital streaming.

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

Divestiture of the Gaiam Brand Segment, Management Changes, Tender Offer, and Name Change

In separate transactions on May 4, 2016 and July 1, 2016, we completed the sale of the components of our former Gaiam Brand segment, which previously represented the majority of our operating revenues and expenses. The terms and implications of the sales are discussed in Note 2. Our current business which remains after the sales primarily consists of our former Gaia segment, and we now have only one business segment. In connection with the sales, we appointed new executive officers, including Jirka Rysavy as Chief Executive Officer, Brad Warkins as President, and Paul Tarell as Chief Financial Officer. We used a portion of the proceeds from the sale to conduct a tender offer that resulted in the purchase 9,636,848 shares of our Class A common stock and 842,114 stock options at $7.75 per share. On July 14, 2016, we changed our name from Gaiam, Inc. to Gaia, Inc.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (‘FASB”) has issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We adopted this guidance effective April 1, 2016, and it did not have a material impact on our reported financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). We will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. We will adopt ASU 2016-02 in the first quarter of 2019 and are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We will adopt ASU 2016-09 in the first quarter of 2017 and are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

2. Discontinued Operations

Sale of the Gaiam Brand segment

On May 4, 2016 we sold our 51.4% equity interest in Natural Habitat, Inc. (“Natural Habitat”), our eco-travel subsidiary, in exchange for $12.85 million in cash, and recognized a gain of $10.3 million as disclosed in our Current Report on Form 8-K filed May 10, 2016.

On July 1, 2016, we sold the assets and liabilities of our Gaiam Brand business in exchange for a gross purchase price of $167.0 million, subject to closing expenses and post-closing adjustments, as disclosed in our Current Reports on Form 8-K filed May 10, 2016 and July 8, 2016. Our Gaiam Brand business previously constituted the majority of our consolidated revenues and expenses, and consisted of Gaiam branded yoga, fitness and wellness consumer products, and content (excluding the streaming rights).

The Gaiam Brand business and our interest in our eco-travel subsidiary constituted all the assets and liabilities of our Gaiam Brand segment.

Discontinued Operations

The assets and liabilities, operating results, and cash flows of our Gaiam Brand segment are presented as discontinued operations, separate from our continuing operations, for all periods presented in these interim condensed consolidated financial statements and footnotes, unless otherwise indicated. Discontinued operating results for 2015 also include legal expenses associated with the sale of our former DVD distribution business to Cinedigm. We were involved in arbitration with Cinedigm associated with the sale, which was settled during 2015.

The major components of assets and liabilities of our discontinued operations were as follows:

(in thousands)	December 31, 2015
Current assets:
Cash	$12,605
Accounts receivable, net	26,441
Inventory, less allowances	17,302
Other current assets	12,512

Total current assets of discontinued operations	$68,860

Property, equipment and media library, net	6,237
Goodwill and other intangibles, net	5,497
Other assets	3,599

Total noncurrent assets of discontinued operations	$15,333

Current liabilities:
Accounts payable and accrued liabilities	$32,214

Total current liabilities of discontinued operations	$32,214

The income from discontinued operations amounts as reported on our condensed consolidated statements of operations were comprised of the following amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net revenue	$—	$47,799	$52,627	$120,192
Cost of goods sold	—	28,839	32,975	70,816

Gross profit	—	18,960	19,652	49,376

Operating expenses	1,042	25,765	33,641	55,897

Income (loss) from operations	(1,042)	(6,805)	(13,989)	(6,521)
Other (expense) income	—	(352)	234	(457)

Income (loss) before income taxes and noncontrolling interest	(1,042)	(7,157)	(13,755)	(6,978)
Income tax expense (benefit)	(4,989)	447	(4,831)	621
Income (loss) from discontinued operations attributable to the non-controlling interest, net of tax	—	(550)	(310)	(566)

Income (loss) from the operation of discontinued operations	3,947	(8,154)	(9,234)	(8,165)

Gain on disposal of discontinued operations:
Gain on sale of Gaiam Brand segment	114,499	—	124,826	—
Write-off of assets impacted by, but not included in sale	3,740	—	3,740	—
Income tax expense	14,111	—	14,111	—

Income (loss) from discontinued operations, net of tax	$100,595	$(8,154)	$97,741	$(8,165)

Prior to its divestiture in May 2016, Natural Habitat used derivative instruments to manage a portion of its exposure to changes in currency exchange rates due to payments made to foreign tour operators. The cash flow effects of these derivative contracts during 2016 are included in Net cash used in operating activities—discontinued operations in the Statements of Cash Flows. Realized and unrealized gains and losses on currency derivatives without hedge accounting designation are included in Income from discontinued operations, net of tax in the accompanying condensed consolidated statements of operations. For the three and nine month periods ended September 30, 2016 the gain recognized was $0.0 million and $1.3 million, respectively. The asset related to the fair value of the hedging instrument was included in current assets of discontinued operations in the accompanying condensed consolidated balance sheet prior to the sale.

3. Investments

In September 2016, we purchased 10% of the outstanding common stock and associated voting rights of a privately held Colorado corporation for $10.0 million. As part of our initial investment we have the right, but not the obligation to purchase additional shares. If we elect not to utilize our right to purchase additional shares, or forfeit such right for the benefit of another party, we may be required to sell or surrender our existing stock ownership.

4. Credit Facility

In 2015 Boulder Road LLC, a subsidiary of Gaia, entered into a revolving line of credit agreement with a bank in the amount of $5.0 million. The note bears interest at the prime rate plus 3.25%, is guaranteed by us, and is secured by a Deed of Trust filed against the real property on which our principal offices are located. The value of our principal offices is in excess of the amount of the line of credit. During the nine months ended September 30, 2016, Boulder Road LLC drew and repaid $3.0 million on the line of credit. No amounts were outstanding under the line of credit as of September 30, 2016.

5. Equity

During the first nine months of 2016, we issued 19,000 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2016. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first nine months of 2016, we issued 182,660 shares of our Class A common stock with net proceeds of $1.0 million in connection with option exercises. In June in conjunction with the Gaiam Brand business sale, we issued 50,000 shares of our Class A common stock as a charitable contribution to a local organization. We valued the shares at the closing market price of our shares on the date they were issued and recorded a charitable contribution expense of $0.4 million. On July 1, 2016, we used a portion of the proceeds from the sale of the Gaiam Brand business to conduct a tender offer resulting in the purchase of 9,636,848 shares of our Class A common stock and 842,114 stock options at a price of $7.75 per share. In connection with the Gaiam Brand business sale, employee stock options to purchase 189,610 shares received accelerated vesting and were repurchased in the tender offer.. Subsequent to the Gaiam Brand business sale options to purchase 194,610 shares were forfeited.

The following is a reconciliation from December 31, 2015 to September 30, 2016 of the carrying amount of total equity, equity attributable to Gaia, Inc., and equity attributable to the noncontrolling interest.

		Gaia, Inc. Shareholders
(in thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Loss	Class A and Class B Common Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2015	$88,793	$(88,035)	$(399)	$3	$172,371	$4,853
Issuance of Gaia, Inc. common stock for stock option exercises, share-based compensation and charitable contribution	2,725	—	—	—	2,725	—
Repurchase of shares	(76,168)			(1)	(76,167)
Dividends paid to noncontrolling interest	(1,944)	—	—	—	—	(1,944)
Elimination of noncontrolling interest and accumulated other comprehensive loss resulting from the sale of Gaiam Brand segment	(2,510)		399			(2,909)
Net income	90,380	90,380	—	—	—	—

Balance at September 30, 2016	$101,276	$2,345	$—	$2	$98,929	$—

6. Share-Based Payments

During the first nine months of 2016 and 2015, we extended the term of certain options granted under our 2009 Long-Term Incentive Plan to members of our executive team for an additional three months, and recognized $40,000 and $100,000 of associated stock compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations.

On February 26, 2015, our board of directors and the board of directors of our subsidiary Gaia International, Inc. (formerly known as Gaia, Inc.) approved the Long-Term Deferred Equity Plan (the “deferred equity plan”) as an incentive plan for the management of our Gaia segment. In anticipation of the contemplated separation of the Gaia segment from the Gaiam Brand segment, our board of directors and the board of directors of our subsidiary Gaia International, Inc. granted restricted stock units (“RSUs”) of Gaia International, Inc.’s Class A common stock under the deferred equity plan to certain of our officers and employees involved in the Gaia segment. As previously authorized by our board of directors, on July 1, 2016 in connection with the closing of the Brand Business sale, the RSU’s granted under the deferred equity plan were exchanged for 348,841 RSU’s under our 2009 Long-Term Incentive Plan. In connection with the exchanges, each recipient entered into an individual restricted stock unit award agreement with the following terms: (i) the recipient is entitled to receive one share of Class A common stock for each RSU upon vesting, and (ii) the RSUs have a cliff vest on March 16, 2020, provided that the recipient is still an employee or director on such date. The RSUs will be automatically forfeited and of no further force and effect upon separation from the company, including involuntary termination.

7. Net Income (Loss) per Share

Basic net income (loss) per share excludes any dilutive effects of options. We compute basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 295,000 and 943,000 from the computation of diluted net loss per share for the three months ended September 30, 2016 and 2015, respectively, and 852,000 and 957,000 for the nine months ended September 30, 2016 and 2015, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income (loss):
Loss from continuing operations	$(151)	$(660)	$(7,361)	$(5,657)
Income (loss) from discontinued operations	100,595	(8,154)	97,741	(8,165)

Net income (loss)	$100,444	$(8,814)	$90,380	$(13,822)

Weighted average shares for basic net income (loss) per share	15,138	24,517	21,417	24,507

Effect of dilutive securities	—	—	—	—

Weighted average shares for diluted net income (loss) per share	15,138	24,517	21,417	24,507

Net income (loss) per share —basic and diluted:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.34)	$(0.23)
Income (loss) from discontinued operations	$6.65	$(0.33)	$4.56	$(0.33)

Basic and diluted net income (loss) per share	$6.64	$(0.36)	$4.22	$(0.56)

8. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. During 2013, we determined that a full valuation allowance against our deferred tax assets was necessary due to the cumulative loss incurred over the three-year period ended December 31, 2013. Due to the gain on the sale of the Gaiam Brand segment and our expectation of utilizing the majority of our deferred tax assets to offset this gain, we released the valuation allowance on these deferred tax assets. We expect to utilize a gross amount of $80.7 million of federal net operating losses and of $30.2 million of state net operating losses.

9. Segment Information

Through June 30, 2016, we managed our company and aggregated our operational and financial information in two reportable segments, which were aligned based on their products or services.

Gaia:	This segment includes our subscription video streaming service and the results of our legacy DVD subscription business together with the results of Boulder Road LLC. This segment represents our ongoing business, and the accompanying financial statements show the results of this business segment.

Gaiam Brand:	This segment included our branded yoga, fitness, and wellness products. It also included Natural Habitat until May 4, 2016. As discussed above, we completed the sale of the remaining Gaiam Brand business on
July 1, 2016. The results of operations of the Gaiam Brand segment are shown as discontinued operations in the accompanying financial statements.

Following the sale of the Gaiam Brand segment on July 1, 2016, our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

10. Commitments and Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2016 and can be reasonably estimated are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Overview and Outlook

We operate a global digital video subscription service with over 7,500 titles which caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most Internet connected devices anytime, anywhere commercial free. The subscription also allows our subscribers to download and view files from our library without being actively connected to the internet. Through our online Gaia subscription service, our customers have unlimited access to a vast library of inspiring films, personal growth related content, cutting edge documentaries, interviews, yoga classes, and more – 90% of which is exclusively available to our subscribers for digital streaming on most Internet connected devices.

Consumption of streaming video is expanding rapidly with more and more people augmenting their use of, or replacing broadcast television and turning to, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Go and Gaia.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other entertainment-based streaming video services. Our original content is developed and produced in-house in our state-of-the-art production studios near Boulder, Colorado. Over 90% of our content is exclusively available for streaming to most devices that are connected to the Internet. By offering exclusive and unique content through our streaming service, we believe we will be able to significantly expand our target subscriber base.

Our available content is currently focused on yoga, health and longevity, seeking truth, spiritual growth and conscious films and series. This media content is specifically targeted to a unique customer base which is interested in alternatives and supplements to the content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions. In addition, through our investments in our streaming video technology and our user interface, we have expanded the many ways our subscription customer base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new Internet-connected devices as they are developed and creating a conscious community built on our content.

We reported losses from continuing operations of $7.4 million and $5.7 million for the nine months ending September 30, 2016 and 2015, respectively.

We are a Colorado corporation. Our registered, principal and executive office is located at 833 West South Boulder Road, Suite G, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3999. We maintain an Internet website at www.gaia.com. The website address has been included only as a textual reference. Our website and the information contained on that website, or connected to that website, are not incorporated by reference into this filing.

Sale of the Gaiam Brand Segment

Through June 30, 2016, we operated a second business segment called the Gaiam Brand segment which developed and marketed yoga and fitness accessories, apparel, and media. It also included Natural Habitat, Inc. (“Natural Habitat”), our eco-travel business, until May 4, 2016.

On May 4, 2016 we sold all our 51.4% equity interest in Natural Habitat in exchange for $12.85 million in cash, and recognized a gain of $10.3 million. On July 1, 2016, we sold the assets and liabilities of our Gaiam Brand business in exchange for $167.0 million subject to closing expenses and post-closing adjustments and recognized a gain of $114.5 million before taxes. The Gaiam Brand business consisted of the remaining assets and liabilities of the Gaiam Brand segment. The Gaiam Brand segment previously constituted the majority of our consolidated revenues and expenses.

The operating results of the Gaiam Brand segment are presented as discontinued operations in the accompanying financial statements and discussions.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Streaming revenues	$3,802	$2,818	$10,641	$7,933
DVD subscription and other revenues	660	683	1,849	1,959
Cost of streaming	636	529	1,952	1,706
Cost of DVD subscription and other	65	79	209	255
Selling and operating	6,536	2,249	17,383	9,735
Corporate, general and administration	1,439	1,286	4,215	3,571
Loss from operations	(4,214)	(642)	(11,269)	(5,375)
Interest and other income (expense)	20	(18)	(133)	(282)
Loss before taxes	(4,194)	(660)	(11,402)	(5,657)
Income tax expense (benefit)	(4,043)	—	(4,041)	—
Net loss from continuing operations	(151)	(660)	(7,361)	(5,657)
Income (loss) from discontinued operations, net	100,595	(8,154)	97,741	(8,165)
Net income (loss)	$100,444	$(8,814)	$90,380	$(13,822)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues
Streaming	85.2%	80.5%	85.2%	80.2%
DVD subscription and other	14.8%	19.5%	14.8%	19.8%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Cost of streaming	14.3%	15.1%	15.6%	17.2%
Cost of DVD subscription and other	1.5%	2.3%	1.7%	2.6%

Total cost of revenues	15.7%	17.4%	17.3%	19.8%

Gross profit	84.3%	82.6%	82.7%	80.2%

Expenses:
Selling and operating	146.5%	64.3%	139.2%	98.4%
Corporate, general and administration	32.3%	36.7%	33.7%	36.1%

Total expenses	178.8%	101%	172.9%	134.5%

Loss from operations	-94.4%	-18.3%	-90.2%	-54.3%
Interest and other income (expense)	.4%	-0.5%	-1.1%	-2.9%
Loss before taxes	-94%	-18.9%	-91.3%	-57.2%
Income tax expense (benefit)	-90.6%	—%	-32.4%	—%
Net loss from continuing operations	-3.4%	-18.9%	-58.9%	-57.2%
Income (loss) from discontinued operations	2254.5%	-232.9%	782.6%	-82.5%

Net income (loss)	2251.1%	-251.8%	723.6%	-139.7%

Three months ended September 30, 2016 Compared to Three months ended September 30, 2015

Net revenue. Net revenue increased $1.0 million, or 27.4%, to $4.5 million during the third quarter of 2016, compared to $3.5 million during the third quarter of 2015. Net revenue from streaming increased $1.0 million, or 34.9%, to $3.8 million during the third quarter of 2016 from $2.8 million during the third quarter of 2015. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers.

Cost of goods sold. Cost of goods sold increased $0.1 million, or 15.3%, to $0.7 million during the third quarter of 2016 from $0.6 million during the third quarter of 2015. Cost of goods sold for streaming increased $0.1 million, or 20.2%, to $0.6 million during the third quarter of 2016 from $0.5 million during the third quarter of 2015 and, as a percentage of streaming revenue, decreased to 16.7% compared to 18.8% during the third quarter of 2015 due primarily to the lower cost of streaming associated with our higher volumes and an increase in revenue.

Selling and operating expenses. Selling and operating expenses increased $4.3 million, or 190.6%, to $6.5 million during the third quarter of 2016 from $2.2 million during the third quarter of 2015 and, as a percentage of net revenue, increased to 146.5% during the third quarter of 2016 from 64.3% during the third quarter of 2015. The increase was primarily due to increased marketing spending for subscriber acquisition and an increase in payroll and related costs due to the increase in the number of employees from 2015.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million, or 11.9%, to $1.4 million during third quarter of 2016 from $1.3 million during the third quarter of 2015 and, as a percentage of net revenue, decreased to 32.3% during the third quarter of 2016 from 36.7% during the third quarter of 2015. The increase was due to an increase in legal and accounting fees, stock comp expense and an increase in payroll and related costs due to the increase in the number of employees from 2015.

Income (loss) from discontinued operations. The operations of the Gaiam Brand segment are included in income (loss) from discontinued operations. We completed the sale of the Gaiam Brand business on July 1, 2016 and recognized a $114.5 million gain on the sale during the third quarter of 2016, which is offset by transaction costs, taxes and losses from the operation of discontinued operations of $(13.9) million, compared to losses from the operation of discontinued operations of $(8.2) million in the third quarter of 2015.

Net income (loss). As a result of the above factors, net income was $100.4 million, or $6.64 per share, during the third quarter of 2016 compared to a net loss of $(8.8) million, or $(0.36) per share, during the third quarter of 2015.

Nine months ended September 30, 2016 Compared to Nine months ended September 30, 2015

Net revenue. Net revenue increased $2.6 million, or 26.3%, to $12.5 million during the first nine months of 2016, compared to $9.9 million during the first nine months of 2015. Net revenue from streaming increased $2.7 million, or 34.1%, to $10.6 million during the first nine months of 2016 from $7.9 million during the first nine months of 2015. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers from the first nine months of 2016.

Cost of goods sold. Cost of goods sold increased $0.2 million, or 10.2%, to $2.2 million during the first nine months of 2016 from $2.0 million during the first nine months of 2015. Cost of goods sold for streaming increased $0.3 million, or 14.4%, to $2.0 million during the first nine months of 2016 from $1.7 million during the first nine months of 2015 and, as a percentage of streaming revenue, decreased to 18.3% compared to 21.5% during the first nine months of 2015 due primarily to the lower cost of streaming associated with our higher volumes and an increase in revenue.

Selling and operating expenses. Selling and operating expenses increased $7.7 million, or 78.6%, to $17.4 million during the first nine months of 2016 from $9.7 million during the first nine months of 2015 and, as a percentage of net revenue, increased to 139.2% during the first nine months of 2016 from 98.4% during the first nine months of 2015. The increase was primarily due to increased marketing spending for subscriber acquisition, increased technology costs, and an increase in payroll and related costs due to the increase in the number of employees from 2015.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.6 million, or 18.0%, to $4.2 million during the first nine months of 2016 from $3.6 million during the first nine months of 2015 and, as a percentage of net revenue, decreased to 33.7% during the first nine months of 2016 from 36.1% during the first nine months of 2015. The majority of the increase was due to one-time charges incurred during the first half of 2016 associated with the separation and sale of the Gaiam Brand segment and the previously planned separation of the Gaia segment and the Gaiam Brand segment.

Income (loss) from discontinued operations. The operations of the Gaiam Brand segment are included in income (loss) from discontinued operations. During the first nine months of 2016, we recognized a $124.8 million gain on the sale of Gaiam Brand segment, which is offset by transactions costs, taxes and losses from the operation of discontinued operations of $(27.1) million, compared to loss from the operation of discontinued operations of $(8.2) million during the first nine months of 2015.

Net income (loss). As a result of the above factors, net income was $90.4 million, or $4.22 per share, during the first nine months of 2016 compared to a net loss of $(13.8) million, or $(0.56) per share, during the first nine months of 2015.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, the level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At September 30, 2016, our cash balance was $62.5 million. We estimate that our capital expenditures will total approximately $2.9 million for the remainder of 2016, which will be funded through our available cash balance.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities—continuing operations	$(4,149)	$(344)
Operating activities—discontinued operations	(4,849)	5,387

Operating activities	(8,998)	5,043
Investing activities—continuing operations	(14,504)	(5,198)
Investing activities—discontinued operations	161,808	(1,709)

Investing activities	147,304	(6,907)
Financing activities	(77,118)	(326)
Effects of exchange rates on cash	—	(632)

Net increase (decrease) in cash	$61,188	$(2,822)

Operating activities – continuing operations. Cash flow from continuing operations decreased $3.8 million during the first nine months of 2016 compared to the same period in 2015. The decrease was primarily due to operating losses and longer payment cycles on accounts payable in 2015.

Operating activities – discontinued operations. Cash flow from discontinued operations decreased $10.2 million during the first nine months of 2016 compared to the same period in 2015. The decrease was primarily due to operating losses and longer payment cycles on accounts payable in 2015.

Investing activities – continuing operations. Cash flow from investing activities – continuing operations decreased $9.3 million during the first nine months of 2016 compared to the same period in 2015. The decrease is due to $10.0 million used for the purchase of investments.

Investing activities – discontinued operations. Cash flow from investing activities – discontinued operations increased $163.5 million during the first nine months of 2016 compared to the same period in 2015. The increase was due to net proceeds from the sale Gaiam Brand business.

Financing activities. Cash flow from financing activities decreased $76.8 million during the first nine months of 2016 compared to the same period in 2015, primarily due to the use of $76.2 million to repurchase 9,636,848 shares of Class A common stock and 842,114 stock options in the tender offer completed in July 2016.

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

While there can be no assurances, we believe our cash on hand, cash generated from the sale of the Gaiam Brand segment, cash expected to be generated from operations, borrowings available under our subsidiary’s revolving credit facility, cash that could be raised by the sale of our stock, and potential borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. In addition, we own our corporate headquarters and could enter into additional financing or sale/leaseback transaction to provide additional funds. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Contractual Obligations

Prior to the sale of the Gaiam Brand segment, we had commitments pursuant to operating lease and media distribution agreements. These obligations were entirely assumed by the new owners of the Gaiam Brand business effective July 1, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

With the sale of our Gaiam Brand segment, we have eliminated our exposure to foreign exchange rates and have therefore determined we have no material market risk exposure as of September 30, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Based upon its evaluation as of September 30, 2016, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

Risk Factors

As a result of the sale of our Gaiam Brand segment, risks related solely to our Gaiam Brand segment are no longer material risks to us. There have been no material changes from the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, except the following risks in connection with the sale of the Gaiam Brand segment:

We have had losses, and we cannot assure future profitability

We have reported net operating losses from continuing operations of $7.4 million and $5.7 million for the nine month periods ending September 30, 2016 and 2015. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet our working capital requirements, capital expenditure plan or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

Our historical consolidated financial information is not representative of the results we would have achieved as a stand-alone business and may not be a reliable indicator of our future results.

The historical consolidated financial information included in this filing does not reflect the financial condition, results of operations or cash flows that we would have achieved without the Gaiam Brand segment during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

•	Before the Gaiam Brand segment was sold, our business was operated as a segment of a broader corporate organization. We shared expenses for significant corporate functions, including tax and treasury administration and certain governance functions, including internal audit, external reporting and compliance with the Sarbanes-Oxley Act of 2002. Our historical financial statements reflect allocations of corporate expenses for these and similar functions, and these allocations are less than the comparable expenses we would have incurred had we operated as a stand-alone business.

•	We have historically benefitted from economies of scope and scale in costs, employees, vendor relationships and certain customer relationships. The loss of these benefits may have an adverse effect on our business, results of operations and financial condition.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operating independently from the Gaiam Brand segment.

As a smaller business, we may not enjoy the same benefits that we did prior to the sale of the Gaiam Brand segment.

There is a risk that, by selling the Gaiam Brand segment, we may become more susceptible to market fluctuations and other adverse events than we would have been were we still a part of a larger company. As part of a larger company, we have enjoyed certain benefits such as operating diversity, purchasing power, credit worthiness, available capital for operations and investments and opportunities to pursue integrated strategies. As a smaller business we will not have similar diversity or integration opportunities and may not have similar purchasing power, credit worthiness or access to capital markets. This could result in insufficient liquidity to carry out our business plan.

Item 2. Repurchases

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – 31,	9,636,848	(1)	$7.75	9,636,848	—
August 1-31	—		N/A	—	—
September 1-30	—		N/A	—	—
Total	9,636,848		$7.75	9,636,848	—

Note (1): We announced a tender offer on May 10, 2016 to purchase in cash up to an aggregate of 12.0 million (i) shares of our issued and outstanding Class A Common Stock at a price of $7.75 per share, or (ii) vested and exercisable options to purchase shares of our Class A Common Stock at a purchase price equal to $7.75 per option. A total of 9,636,848 shares and 824,114 options were validly tendered and not withdrawn prior to July 1, 2016, which was the expiration date of the offer. We made payments of $74.7 million for the shares and $1.4 million for the options between July 1 and July 31, 2016. All repurchased shares were retired and all repurchased options were cancelled effective as of July 1, 2016.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Gaia, Inc., dated July 14, 2016 (incorporated by reference to Exhibit 3.3 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

10.1†	Form of Gaia, Inc. Restricted Stock Unit Awards Agreement (incorporated by reference to Exhibit 10.1 of Gaia’s current report on Form 8-K filed July 8, 2016).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaia, Inc.
(Registrant)

November 4, 2016	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

November 4, 2016	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Gaia, Inc., dated July 14, 2016 (incorporated by reference to Exhibit 3.3 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

10.1†	Form of Gaia, Inc. Restricted Stock Unit Awards Agreement (incorporated by reference to Exhibit 10.1 of Gaia’s current report on Form 8-K filed July 8, 2016).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement