Form 10-K
period 2016-12-31
GAIA, INC
filed 2017-02-28
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $114,280,000 as of June 30, 2016, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of February 21, 2017, 9,752,531 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2017 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

PART I

Item 1.	Business

Our Business

Gaia, Inc., previously known as Gaiam, Inc., was incorporated under the laws of the State of Colorado on July 7, 1988 and operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content library of over 7,700 titles is available to our subscribers on most Internet-connected devices anytime, anywhere commercial free.  Our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently curated into three channels, Yoga, Transformation and Seeking Truth, and delivered directly to our subscribers through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents about 80% of total views. We complement our produced and owned content through long term, predominately exclusive, licensing agreements.

Our Content Channels

From the beginning, we have focused on establishing exclusive rights to unique content through in house productions, licensing and strategic content acquisitions.  Today, our network includes the following channels:

Yoga – Through our Yoga channel, our subscribers enjoy unlimited access to streaming yoga, Eastern arts, and other movement-based classes. Currently, we are one of the world’s largest providers of streaming yoga classes.  Blending ancient philosophy with modern technology, our classes on Eastern arts like T’ai Chi, Qigong, Ayurveda and more encourage the holistic integration of body, mind and spirit.

Transformation – Through our Transformation channel, we feature a wealth of content in the niche areas of alternative health, spiritual growth and expanded consciousness.  Our original and licensed content empowers subscribers to live stronger, healthier, more productive and enlightened lives.

Seeking Truth – As an alternative to mainstream media, our Seeking Truth channel provides new and enlightening perspectives for today’s changing world.  Through thought-provoking questions like who are we and why are we here, and topics that include ancient wisdom and metaphysics, we go beyond the boundaries of mainstream media, and encourage our viewers to find empowerment through knowledge and awareness.  Through this channel, our subscribers have access to top names in the genre who conduct exclusive interviews and presentations not found anywhere else.

The Streaming Video Market and Gaia

The consumption of streaming video is expanding rapidly with more and more people augmenting their use of, or replacing broadcast television with streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Now and Gaia. The streaming video market includes various free, ad-supported and subscription service offerings focused on various genres, including films, broadcast and original series, fitness and educational content.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other mostly entertainment-based streaming video services.  Our original content is developed and produced in-house in our production studios near Boulder, Colorado.  Over 90% of our content is available for streaming exclusively on Gaia to most Internet-connected devices.  By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target subscriber base. Gaia believes the current size of our potential target market represents approximately 7% of the global population with access to broadband.

Competitive Strengths

We believe that we differentiate ourselves from our competition and have been able to grow our business through the following demonstrated competitive strengths:

Exclusive Content and Ubiquitous Access – We have amassed a library of unique content for which we hold exclusive worldwide streaming distribution rights and have established exclusive relationships with certain key talent in our areas of focus.  Over 90% of our titles are available to our subscribers for streaming on virtually any Internet-connected device exclusively on Gaia.

Gaia Unplugged – We are able to leverage our content licensing and ownership advantage to enable “subscriber download” as part of our subscription.  A Gaia subscription allows subscribers to download and view titles in our library without being actively connected to the Internet as long as they remain a paying subscriber.

Proprietary and Curated Content – Proprietary and curated content lies at the core of our business model.  Our media offerings introduce customers to us and help establish us as an authority in the conscious media market.  Our in-house produced and owned content represents approximately 80% of our subscribers’ viewing time.  Our licensed content has initial terms ranging from 3 to 20 years.  With the growth in demand for digital rights, we expect that our large library of produced and acquired content combined with our internal production capabilities will be a key driver in our ability to grow efficiently and act as a hedge against the rising costs of digital rights.

International Rights – The strength of our proprietary content library created by our original content production strategy and our unique approach to content licensing have provided us with a library of niche content to which we hold exclusive worldwide distribution rights that we believe would be difficult to acquire in today’s market.  By obtaining these rights, we have created a significant barrier to entry for competitors in our content niches and have given ourselves the potential to reach a worldwide subscriber base with no additional licensing costs.  Based on viewership, approximately 90% or our library is available worldwide.

Unique Subscriber Base – We believe that our unique and exclusive content allows us to cater to a subscriber base that traditional media companies have mostly ignored.  We believe this subscriber base can be significantly expanded as more and more people enter our niche categories and begin accessing streaming content over the Internet.

Unique Content Strength – We believe that our unique focus, combined with our content exclusivity, positions us as a complementary service to larger streaming video providers who are primarily entertainment driven.  In addition, this focus has allowed an opportunity for significant advantages:

•	Yoga, we have an established consumer brand, a vast library of popular content, and knowledge and expertise on developing new content.
•

Transformation, we bring a unique focus to an otherwise crowded field.  This channel empowers subscribers through programs about alternative and integrative medicines, holistic healing, longevity, meditation, and other shows on conscious topics that puts Gaia in the center of a rapidly growing market.

•	Seeking Truth, Gaia offers category-leading talent which enables us to draw the most popular and authentic speakers, authors and experts in the alternative media world.

Growth Drivers

Our core strategy is to grow our streaming subscription business domestically and internationally using the following drivers:

Investment in Streaming Content – We believe that our investment in streaming content leads to more awareness and viewership of our unique content.  This leads to subscriber acquisition and revenue growth, allowing us to invest more into our content library and enabling the growth cycle to continue.  By investing in our in-house studios, digital asset management system and digital delivery platforms, we can produce and distribute new digital content at low incremental costs.  With our end-to-end production capabilities and unique, exclusive, relationships with thought leaders in our areas of focus, we believe we can develop content much more efficiently than our competitors.

Continuous Service Improvements – We have found that incremental improvements in our service and quality enhance our subscriber satisfaction and retention.   In October 2016, we relaunched gaia.com with an entirely new technology stack at its core. The new site was built to optimize the speed and performance of streaming video playback, provide a unique and customized site experience for every subscriber and provide the foundation for our planned expansion into foreign languages. We continue to refine our technology, user interfaces, and delivery infrastructure to improve the customer experience.

Overall Adoption and Growth of Internet TV on Every Screen – Domestically, cable TV subscribers have been declining, while the demand for digital content services accessible on various devices has continued to grow. Gaia is accessible on a broad array of devices, including, but not limited to: Apple TV, iPad, iPhone, Roku, Chromecast, Android devices including phones, tablets and Amazon Fire, laptops, desktop computers and TVs through an HDMI cord.  Through this accessibility, we believe that we enhance the value of our service to subscribers as well as position ourselves for continued growth as Internet and mobile delivery of content becomes more popular.

International Market Expansion – We believe the international streaming segment represents a significant long-term growth opportunity for us as people around the world begin to adopt the viewing behaviors of the US market.  Our exclusive worldwide streaming rights allow us to expand internationally by adding foreign language support to our service without having to invest in local foreign operations.  Today, approximately 30% of our subscribers are outside of the United States.

Complement our Existing Business with Selective Strategic Acquisitions – Our growth strategy is not solely dependent on acquisitions.  However, we will consider strategic acquisitions that complement our existing business, increase our content library, expand our geographical reach, and add to our subscriber base.  We will focus on companies with unique media content, a strong brand identity and subscribers that augment our existing subscriber base.

Marketing

We are building awareness and demand for the Gaia brand through various channels focusing on mobile and video.  Organic search, paid search, digital and social media, email marketing, ambassador marketing, as well as various strategic partnerships make up our continually optimized portfolio of subscriber acquisition and retention tools.  Rejoining subscribers are an important source of subscriber additions, many of which come back to Gaia.com after receiving special communications via email.

We maintain a website at www.gaia.com.  The website address has been included only as a textual reference.  Our website and the information contained on the website, or connected to the website, are not incorporated by reference into this Form 10-K.  We have changed our principal marketing url to www.gaia.com from www.gaiamtv.com, and we will maintain www.gaiamtv.com as a redirect url.

History

We started as a conscious media and products company distributing conscious and non-theatrical media, with a maximum reach of approximately 70,000 retail doors in the United States. Over the past few years, we divested our solar energy business, our DVD distribution business, our Gaiam Branded consumer products business, and our eco-travel subsidiary for combined gains of over $150 million.

We also expanded the number of conscious media titles with our acquisition of the entire content library of Wisdom Television.  Wisdom operated for 20 years as a cable and satellite channel.  Wisdom was the only TV channel that remained dedicated, year after year, to conscious media. With our acquisition of their digital media library we expanded our unique library of content directed at independent and progressive thinkers.

In 2012 we brought our streaming video service out of beta-test status, and focus our efforts on growing our streaming subscription services domestically and internationally by expanding our streaming content, enhancing our user interface and extending our streaming content to even more Internet-connected devices.

In October 2013, we further expanded the digital yoga content available to our subscribers, and expanded our presence and subscriber base in the yoga community through our acquisition of My Yoga Online, the largest streaming yoga media service in Canada.

In October 2016, we relaunched gaia.com with an entirely new technology stack at its core. The new site was built to optimize the speed and performance of streaming video playback, provide a unique and customized site experience for every subscriber and provide the foundation for our planned expansion into foreign languages.

These investments in our subscription business have been instrumental in our ability to grow by expanding our streaming video on demand capabilities and increasing our library of unique content of transformational media, intended to awaken and inspire viewers around the world.

Regulatory Matters

A number of existing and proposed laws restrict disclosure of consumers’ personal information, which may make it more difficult for us to generate additional names for our direct marketing, and restrict our ability to send unsolicited electronic mail.  Although we believe we are generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us.

Competition

While our content offering is unique, the market for subscription based content delivered over the Internet is intensely competitive and subject to rapid change.  Many consumers maintain simultaneous relationships with multiple providers and can easily shift spending from one provider to another.  We are a focused provider within the streaming video market that is able to compete by providing exclusive content available on almost any device.  Our principal competitors vary by world geographic region and include multichannel video programming distributors and Internet-based movie and TV content providers, including those that provide legal and illegal (pirated) streaming video content.  We believe that due to the exclusivity of our content, we are positioning ourselves as a complementary service to large general content providers such as television broadcasters, cable television channels, and streaming services such as Netflix, Amazon Prime, Hulu Plus and HBO Now.  Based on internal surveys of our subscribers, a majority of our U.S. subscribers also subscribe to Netflix.

Seasonality

Our member growth exhibits a seasonal pattern that reflects variations when consumers buy Internet-connected devices and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks.  Our member growth is generally greatest in the fourth and first quarter (October through March), and slowest in the May through August period.  As we expand internationally, we expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Employees

As of February 24, 2017, we had approximately 114 employees, all of which are full-time employees.  None of our employees are covered by a collective bargaining agreement.

Intellectual Property and Other Proprietary Rights

We regard our trademarks, service marks, copyrights, domain names, trade secrets, proprietary technologies and similar intellectual property as important to our success.  We use a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property.  Our ability to protect and enforce our intellectual property rights is subject to certain risks, and from time to time we encounter disputes over rights and obligations concerning intellectual property.  We cannot provide assurance that we will prevail in any intellectual property disputes.  We have changed our principal marketing url to www.gaia.com from www.gaiamtv.com, and we intend to maintain www.gaiamtv.com as a redirect url.

Discontinued Operations

During the second quarter of 2016, we sold our 51.4% equity interest in Natural Habitat, Inc. (“Natural Habitat”), our eco-travel subsidiary, in exchange for $12.85 million in cash, and recognized a gain of $10.3 million as disclosed in our Current Report on Form 8-K filed May 10, 2016.

During the third quarter of 2016, we sold the assets and liabilities of our Gaiam Brand business in exchange for a gross purchase price of $167.0 million, and recognized a gain of $114.5 million before taxes. Our Gaiam Brand business previously constituted the majority of our consolidated revenues and expenses, and consisted of Gaiam branded yoga, fitness and wellness consumer products, and content (excluding the streaming rights).

In the fourth quarter of 2013, we sold our non-Gaia-branded entertainment media distribution operations (“GVE”) and discontinued our direct response television marketing operations (“DRTV”). Discontinued operating results for 2014 and 2015 also include legal expenses associated with the sale of our DVD distribution business to Cinedigm.

We report these businesses as discontinued operations, and, accordingly, we have reclassified their financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.

Business Segments

Through June 30, 2016, we managed our company and aggregated our operational and financial information in two reportable segments, which were aligned based on their products or services.

Gaia:

This segment represented our ongoing business, and the accompanying financial statements show the results of this business segment.  This segment included our subscription video streaming service and the results of our legacy DVD subscription business.

Gaiam Brand:

This segment represents the operations that were sold during 2016 including our Gaiam branded yoga, fitness, and wellness products. It also included Natural Habitat until May 4, 2016. As discussed above, we completed the sale of the remaining Gaiam Brand business on July 1, 2016. The results of operations of the Gaiam Brand segment are shown as discontinued operations in the accompanying financial statements.

Following the sale of the Gaiam Brand segment on July 1, 2016, our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

Website and Available Information

Our corporate website at www.gaia.com provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our www.gaia.com website also features a library of information and articles on personal development and healthy lifestyles, along with an extensive offering of video content. We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Form 10-K, 10-Q and 8-K and amendments thereto. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

We have included our website address only as inactive textual reference, and the information contained on our website is not incorporated by reference into this Form 10-K.

Item 1A.	Risk Factors

We caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, communications to shareholders and other written and oral communications. These risks and uncertainties include those risks described below of which we are presently aware. Historical results are not necessarily an indication of future results. The risk factors below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

If our efforts to attract and retain subscribers are not successful, our business will be adversely affected.

We have experienced significant subscriber growth since we began or subscription business in 2007.  Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality streaming experience.  Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain subscribers.  We are competing for screen viewing time with many competing offerings, including multichannel video programming distributors providing free-on-demand content through authenticated Internet applications, Internet-based movie and TV content providers, including both those that provide legal and illegal (or pirated) streaming video content, and streaming video retail stores.  If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers.

In addition, many of our subscribers originate from word-of-mouth advertising from existing subscribers.  If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected.  Subscribers cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory availability of content, competitive services providing a better value or experience and customer service issues are not satisfactorily resolved.  We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base.  If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to sustain and grow our business, our operating results will be adversely affected.  If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business will be adversely affected.  Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace these subscribers with new subscribers.

If we are unable to compete effectively, our business will be adversely affected.

The market for streaming content is intensely competitive and subject to rapid change.  New technologies and evolving business models for delivery of streaming content continue to develop at a fast pace.  Through new and existing distribution channels, consumers are afforded various means for consuming streaming content.  The various economic models underlying these differing means of streaming content delivery include subscription, transactional, ad-supported and piracy-based models.  All of these have the potential to capture meaningful segments of the streaming content market.  Several competitors have longer operating histories, larger customer bases, and stronger brand recognition than we do and have significant financial, marketing and other resources.  They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, and marketing.  New entrants may enter the market with unique service offerings or approaches to providing streaming content and other companies also may enter into business combinations or alliances that strengthen their competitive positions.  If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase market share and revenues, and achieve profitability.

We could be harmed by data loss or other security breaches.

As a result of our services being Internet-based and the fact that we process, store, and transmit data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our supplier’s technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. While we have not experienced past security breaches, there can be no assurance of a similar result in the future. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party supplier, such measures cannot provide absolute security.

We have had operating losses, and we cannot assure future profitability.

We reported operating losses of $10.8 million, $9.0 million and $9.8 million for fiscal years 2016, 2015 and 2014, respectively (excluding the results from operations we sold including a pre-tax gain of $124.8 million in 2016).  We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs.  Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

If we are not able to manage change and growth, our business could be adversely affected.

We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both subscribers and features related to our service, as well as continuing to provide our Spiritual Cinema Circle monthly DVD subscription offerings for an additional fee.  As we expand internationally, we are managing our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and Internet video, as well as differing legal and regulatory environments.  As we scale our streaming service, we are developing technology and utilizing third-party Internet-based or “cloud” computing services.  If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations, our business may be adversely affected.

If our efforts to build unique brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.

We must continue to build and maintain a unique brand identity.  We believe that a unique brand identity will be important in attracting and retaining subscribers who have a number of choices from which to obtain streaming content.  To build a unique brand identity we believe we must continue to offer content and service features that our subscribers value and enjoy.  We also believe that these must be coupled with effective consumer communications, such as marketing, customer service and public relations.  If our efforts to promote and maintain our brand identity are not successful, our ability to attract and retain subscribers may be adversely affected.  Such a result may adversely affect our operating results.

With respect to our expansion into international markets, we will also need to establish our brand identity in new markets and languages, and to the extent we are not successful, our business in new markets may be adversely impacted.

Changes in our subscriber acquisition sources could adversely affect our marketing expenses and subscriber levels may be adversely affected.

We utilize a broad mix of marketing and public relations programs, including social media websites such as Facebook and Twitter, to promote our service to potential new subscribers.  We may limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that subscribers or potential subscribers deem certain marketing practices intrusive or damaging to our brand.  If available marketing channels are limited or curtailed, our ability to attract new subscribers may be adversely affected.

Companies that currently promote our services may cease promoting our services, may determine to compete more directly with our business or enter a similar business, or may decide to exclusively support our competitors.  If we no longer have access to such marketing channels, our marketing efforts may be adversely affected.  If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels and marketing expenses may be adversely affected.

We face risks, such as unforeseen costs, and potential liabilities in connection with content we produce, license and/or distribute through our service.

As a distributor of content, we face potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we produce, license and/or distribute.  We also may face potential liability for content used in promoting our service, including marketing materials and features on our website such as subscriber reviews.

We are responsible for production costs and other expenses related to our original content.  We also take on risks associated with this production, such as completion and key talent risk.  To the extent we do not accurately anticipate costs or mitigate risks, or if we become liable for content we produce, license and/or distribute, our business may suffer.  Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations.  We may not be indemnified to cover claims or costs of these types and we may not have insurance coverage for these types of claims.

We rely upon a number of partners to offer instant streaming of content to various devices.

We currently offer subscribers the ability to receive streaming content through a host of Internet-connected devices, including Internet-enabled TVs, digital video players and mobile devices.  We intend to continue to broaden our capability to instantly stream content to other platforms over time.  If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted.

We have entered into agreements with certain consumer electronics partners, pursuant to which each makes available an “app” for viewing our content on its hardware platform.  Our agreements with our consumer electronics partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service.

Furthermore, the devices consumers use to access our content are manufactured and sold by entities other than Gaia and the devices’ performance and the connection between these devices and our service may result in consumer dissatisfaction that could result in claims against us or otherwise adversely impact our business.  In addition, technology changes to our streaming functionality may require that partners update their devices.  If partners do not update or otherwise modify their devices, our service and our subscribers’ use and enjoyment could be negatively impacted.

Any significant disruption in our computer systems or those of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations.  We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently providing services to our customers, which may reduce the attractiveness of our services. If we are unable to effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

Our systems may be subject to damage or interruption from adverse weather conditions, natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm these systems.  Interruptions in these systems, or to the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver content to our subscribers.  Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our subscribership service to existing and potential subscribers.

The servers of third parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions and periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data.  Any attempt by hackers to disrupt our service or otherwise access our systems, if successful, could harm our business, be expensive to remedy and damage our reputation.  We have implemented certain systems and processes to thwart hackers and to date, hackers have not had a material impact on our service or systems.  However, this is no assurance that hackers may not be successful in the future.  Our insurance does not cover expenses related to such disruptions or unauthorized access.  Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems.  Any significant disruption to our service or access to our systems could result in a loss of subscribers and adversely affect our business and results of operation.

We utilize third-party Internet-based or “cloud” computing services in our business operations.  We also utilize third-party content delivery networks to help us stream content in high volume to our subscribers over the Internet.  Problems with these systems faced by us or our service providers, including technological or business-related disruptions, could adversely impact the experience of our subscribers.

We rely on our proprietary technology to stream content and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We continually enhance or modify the technology used for our operations.  We cannot be sure that any enhancements or other modifications we make to our operations will achieve the intended results or otherwise be of value to our subscribers.  Future enhancements and modifications to our technology could consume considerable resources.  If we are unable to maintain and enhance our technology to manage the streaming of content to our subscribers in a timely and efficient manner, or if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to retain existing subscribers and to add new subscribers may be impaired.  Also, any harm to our subscribers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We rely upon the ability of consumers to access our service through the Internet.  To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted.  Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for, or prohibit us from, being available through these tiers, our business could be negatively impacted.

Increases in payment processing fees, changes to operating rules, the acceptance of new types of payment methods or payment fraud could increase our operating expenses and adversely affect our business and results of operations.

Our subscribers pay for our services predominately using credit and debit cards.  Our acceptance of these payment methods requires our payment of certain fees.  From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result of a change in our business practices which increase the fees on a cost-per-transaction basis.  Such increases may adversely affect our results of operations.

We are subject to rules, regulations and practices governing our accepted payment methods.  These rules, regulations and practices could change or be reinterpreted to make it difficult or impossible for us to comply.  If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept these payment methods, and our business and results of operations would be adversely affected.

We accept payment methods other than credit and debit cards.  As our service continues to evolve and expand internationally, we will likely continue to explore accepting various forms of payment, which may have higher fees and costs than our currently accepted payment methods.  If more consumers utilize higher cost payment methods, our payment costs could increase and our results of operations could be adversely impacted.

In addition, we do not obtain signatures from subscribers in connection with their use of payment methods.  To the extent we do not obtain subscribers’ signatures, we may be liable for fraudulent payment transactions, even when the associated financial institution approves payment of the orders.  From time to time, fraudulent payment methods are used to obtain service.  While we do have safeguards in place, we nonetheless experience some fraudulent transactions.  We do not currently carry insurance against the risk of fraudulent payment transactions.  A failure to adequately control fraudulent payment transactions would harm our business and results of operations.

If our trademarks and other proprietary rights are not adequately protected to prevent unauthorized use or appropriation, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright and trade secret protection laws, to protect our proprietary rights.  We may also seek to enforce our proprietary rights through court proceedings.  We may file trademark applications from time to time.  These applications may not be approved, third parties may challenge any trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our trademarks and other proprietary rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us.

We currently hold various domain names, including www.gaia.com and www.gaiamtv.com.  Failure to protect our domain names could adversely affect our reputation and make it more difficult for users to find our website and our service.  We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, title selection processes and marketing activities.

Our intellectual property rights extend to our technology, business processes and the content on our website.  We use the intellectual property of third parties in marketing and providing our services through contractual and other rights.  From time to time, third parties may allege that we have violated their intellectual property rights.  If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology and content or otherwise alter our business practices on a timely basis in response to claims of infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected.

Many companies devote significant resources to developing patents that could potentially affect many aspects of our business.  There are numerous patents that broadly claim means and methods of conducting business on the Internet.  We have not searched patents relative to our technology.  Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, will result in costly litigation and diversion of technical and management personnel.  Infringement claims also may result in our inability to use our current website, streaming technology, our recommendation and personalization technology or inability to market our service.  As a result of disputes, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims.  These actions, if required, may be costly or unavailable on terms acceptable to us.

Piracy of video, including digital and Internet piracy may reduce the gross receipts from the exploitation of our content.

Video piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of video into digital formats.  This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of content on DVDs, Blu-ray discs, and the Internet.  We may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue.  We cannot assure you that security and anti-piracy measures will prevent the piracy of our content.  The proliferation of unauthorized copies of these products could have an adverse effect on our business, because these products could reduce the revenues we receive from our subscription service.

Our online activities are subject to a variety of laws and regulations relating to privacy which, if violated, could subject us to an increased risk of litigation and regulatory actions.

In addition to our websites and applications, we use third-party applications, websites, and social media platforms to promote our service and engage consumers, as well as monitor and collect certain information about users of our service.  There are a variety of laws and regulations governing individual privacy and the protection and use of information collected from such individuals, particularly in relation to an individual’s personally identifiable information (e.g., credit card numbers).  Many foreign countries have adopted similar laws governing individual privacy, some of which are more restrictive than similar U.S. laws.  If our online activities were to violate any applicable current or future laws and regulations, we could be subject to litigation and regulatory actions, including fines and other penalties.

We may be subject to litigation which, if adversely determined, could cause us to incur substantial losses.

From time to time during the normal course of operating our businesses, we are subject to various litigation claims and legal disputes.  Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage.  As a result, we might be required to incur significant legal fees, which may have a material adverse effect on our financial position.  In addition, because we cannot accurately predict the outcome of any dispute, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

We may face legal liability for the content contained on our website.

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

If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.

The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business.  In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our service and increase our cost of doing business.  If Internet neutrality rules are rejected, broadband Internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impairment of our ability to attract new users, and material adverse effects on our business and opportunities for growth. Additionally, as we expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent.  Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

We could be subject to economic, political, regulatory and other risks arising from international operations.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the United States.  In addition to the risks that we face in the United States, our international operations may involve risks that could adversely affect our business, including the following: the need to adapt our content and user interfaces for specific cultural and language differences, including licensing a certain portion of our content library before we have developed a full appreciation for its performance within a given territory; difficulties and costs associated with staffing and managing foreign operations; management distraction; political or social unrest and economic instability; compliance with U.S. laws, such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials; unexpected changes in regulatory requirements; less favorable foreign intellectual property laws; adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain; fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk; profit repatriation and other restrictions on the transfer of funds; differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as credit and debit cards; new and different sources of competition; different and more stringent user protection, data protection, privacy and other laws; and availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.

We may lose key employees or may be unable to hire qualified employees.

We rely on the continued service and performance of our senior management, including in particular Jirka Rysavy, our Chairman and the founder of Gaia, Inc.  In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel.  Hiring qualified management is difficult due to the limited number of qualified professionals in the industry in which we operate.  Failure to recruit, attract and retain personnel, particularly management personnel, could materially harm our business, financial condition, and results of operations.

We may face quarterly and seasonal fluctuations that could harm our business.

Our revenues and results of operations have fluctuated in the past, and will likely continue to fluctuate, on a quarterly basis.  Such fluctuation is the result of a seasonal pattern that reflects variations when consumers buy Internet-connected devices and, as a result, tend to increase their viewing, similar to those of general video streaming services.  Our member growth is generally greatest in the fourth and first quarters (October through March), and slowest in the May through August period.

Acquisitions and new initiatives may harm our financial results.

We have historically expanded our operations in part through strategic acquisitions and through new initiatives that we generate. We cannot accurately predict the timing, size and success of these efforts. Our acquisition and new initiative strategies involve significant risks that could inhibit our growth and negatively impact our operating results, including the following: our ability to identify suitable acquisition candidates or new initiatives at acceptable prices; our ability to complete the acquisitions of candidates that we identify or develop our new initiatives; our ability to compete effectively for available acquisition opportunities; increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent liabilities associated with acquisitions and new initiatives; failure of acquired businesses or new initiatives to achieve expected results; our failure to retain key customers or personnel of acquired businesses and difficulties entering markets in which we have no or limited experience. In addition, the size, timing and success of any future acquisitions and new initiatives may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect our results.

Our founder and chairman, Jirka Rysavy, has voting control over our company.

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 348,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 85% of our voting stock and is able to exert substantial influence and to control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, periodically issue new requirements and regulations.  Legislative bodies also review and revise applicable laws.  As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Liability relating to environmental matters may impact the value of our real property.

We may be subject to environmental liabilities arising from our ownership of real property. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances on real property owned by us may adversely affect our ability to sell such real property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such real property could adversely affect our results of operations and financial condition.

Any of these events, in combination or individually, could disrupt our business and adversely affect our business, financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located in Louisville, Colorado.

Primary Location	Size	Use	Lease Expiration
Louisville, CO	150,262 sq. ft.	Headquarters and studios	Owned

We lease to third parties approximately 100,000 square feet of our building space located in Colorado. We believe our facility is adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Amounts claimed against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any risk of court or arbitral awards. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2016 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On February 21, 2017, we had 3,462 shareholders of record and 9,752,531 shares of $.0001 par value Class A common stock outstanding, and we had 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price data for our Class A common stock for the period indicated:

	High	Low
2016
Fourth Quarter	$10.07	$6.05
Third Quarter	$8.26	$7.03
Second Quarter	$8.00	$5.83
First Quarter	$6.49	$4.35
2015
Fourth Quarter	$7.15	$5.94
Third Quarter	$7.25	$5.00
Second Quarter	$7.65	$6.14
First Quarter	$7.80	$6.05

Issuer Purchases of Registered Equity Securities

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
July 1 – 31	9,636,848	(1)	$7.75	9,636,848	—
August 1 – December 31	—		—	—	—
Total	9,636,848		$7.75	9,636,848	—

(1): We announced a tender offer on May 10, 2016 to purchase in cash up to an aggregate of 12.0 million (i) shares of our issued and outstanding Class A Common Stock at a price of $7.75 per share, or (ii) vested and exercisable options to purchase shares of our Class A Common Stock at a price equal to $7.75 per option (less the exercise price of the option). A total of 9,636,848 shares and 842,114 options were validly tendered and not withdrawn prior to July 1, 2016, which was the expiration date of the offer. We made payments of $74.7 million for the shares and $1.4 million for the options. All repurchased shares were retired and all repurchased options were cancelled effective as of July 1, 2016.

Dividend Policy

No dividends were declared or paid during the years ended December 31, 2016 and 2015.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,351,194	$2.76	1,648,806
Equity compensation plans not approved by security holders	—	—	—
Total	1,351,194	$2.76	1,648,806

Item 6.	Selected Financial Data

We derived the selected consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2016, 2015 and 2014, and consolidated balance sheet data as of December 31, 2016 and 2015 set forth below from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2013 and 2012 and consolidated balance sheet data as of December 31, 2014, 2013 and 2012 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. During 2016 we sold our Gaiam Brand and eco-travel business and during 2013, we sold our non-Gaia brand entertainment media distribution operations and discontinued our DRTV operations. These businesses are reported as discontinued operations for all periods presented below.

The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2016 (a)	2015 (b)	2014 (b)	2013 (c)(d)	2012 (c)(d)
Consolidated Statement of Operations Data:
Streaming revenues	$14,736	$10,752	$8,040	$3,242	$953
DVD subscription and other revenues	2,511	2,707	2,714	2,974	3,436
Net revenues	17,247	13,459	10,754	6,216	4,389
Loss from operations	(16,575)	(8,711)	(10,726)	(10,002)	(6,069)
Loss from continuing operations	(10,782)	(9,019)	(9,846)	(10,002)	(6,069)
Income (loss) from discontinued operations, net of tax	97,848	(2,687)	(70)	(12,750)	(6,813)
Net income (loss)	$87,066	$(11,706)	$(9,916)	$(22,752)	$(12,882)
Income (loss) per share—basic and diluted:
Continuing operations	$(0.54)	$(0.37)	$(0.41)	$(0.44)	$(0.27)
Discontinued operations	4.93	(0.11)	—	(0.55)	(0.30)
Net income (loss) per share	$4.39	$(0.48)	$(0.41)	$(0.99)	$(0.57)
Weighted-average shares outstanding:
Basic and diluted	19,850	24,510	24,228	22,972	22,703

	As of December 31,
(in thousands)	2016	2015	2014	2013 (c)	2012 (c)(d)
Consolidated Balance Sheet Data:
Cash	$54,027	$1,266	$3,821	$1,520	$1,822
Working capital - continuing operations	46,778	(5,075)	3,111	90	—
Working capital - discontinued operations	—	36,646	36,201	53,065	51,415
Total assets	107,196	128,542	138,632	141,686	197,231
Total liabilities	9,659	39,749	39,073	36,396	78,359
Total equity	97,537	88,793	99,559	105,290	118,872
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$(15,382)	$7,601	$9,788	$(23,124)	$16,476

(a)	In 2016, we recorded a combined gain of $124.8 million from the gain on the sale of our equity interest in Natural Habitat and the sale of the Gaiam Brand business.
(b)	We recorded non-cash and cash charges of $12.1 million and $3.3 million during 2015 and 2014, respectively, associated with the legal dispute and settlement with Cinedigm.
(c)

During 2013, we recognized $11.0 million for certain impairments and restructuring costs, $2.0 million net loss from discontinued operations due to the closure of our DRTV business, and the sale of GVE and a $25.0 million gain on the sale of stock. We also recorded a $23.2 million charge to income tax expense to provide a valuation allowance against our deferred tax assets.

(d)

Our consolidated statement of operations data for 2012 presents our former investment in Real Goods Solar, Inc. (“RGSE”) on an equity method investment basis.  During May 2013, as a result of the reduction of our ownership to less than 20% and the resignation of our chairman from his position as Chairman of the board of directors for RGSE, we changed the accounting for our investment in RGSE from the equity to cost method. Thus, our consolidated balance sheet data at December 31, 2013 and our consolidated statement of operations data for 2013 reports RGSE as a cost method investment.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2016, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2011. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market (U.S. Companies) Index and (b) a media peer group, comprised of The Walt Disney Company; and Lions Gate Entertainment Corp.  Martha Stewart Living Omnimedia, Inc., which was previously included in our peer group, is not included in our peer group this year because it was acquired by another company in December 2015 and is no longer separately traded. The change in the composition of our peer group has no material effect on the cumulative total return on an investment in our peer group. Our Class A common stock is quoted by The NASDAQ Stock Market’s Global Market under the trading symbol GAIA.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, ongoing losses, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future Internet related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We operate a global digital video subscription service with over 7,700 titles that caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most Internet-connected devices anytime, anywhere commercial free. Through our online Gaia subscription service our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming on most Internet-connected devices. A subscription also allows our subscribers to download and view files from our library without being actively connected to the Internet.

Consumption of streaming video is expanding rapidly with more and more people augmenting their use of, or replacing broadcast television and turning to, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Now and Gaia.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other entertainment-based streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 90% of our content is available for streaming exclusively on Gaia. By offering exclusive and unique content through our streaming service, we believe we will be able to significantly expand our target subscriber base.

Our available content is currently focused on yoga, transformation, seeking truth and conscious films. This content is specifically targeted to a unique customer base which is interested in alternatives and supplements to the content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions. In addition, through our investments in our streaming video technology and our user interface, we have expanded the many ways our subscription customer base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new Internet-connected devices as they are developed and creating a conscious community built on our content.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Suite G, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600. We maintain an Internet website at www.gaia.com. The website address has been included only as a textual reference. Our website and the information contained on that website, or connected to that website, are not incorporated by reference into this Form 10-K.

Sale of Gaiam Brand Segment

In May 2016, we sold our 51.4% interest in Natural Habitat to Lindblad Expeditions Holdings, Inc. (NASDAQ: LIND) for $12.8 million and recognized a gain of $10.3 million.

On July 1, 2016, we completed the sale of our branded consumer product business to Sequential Brands Group, Inc. (NASDAQ: SQBG) and its operating partner Fit For Life LLC. Gross consideration was $167 million and we recognized a gain of $114.5 million before taxes.

We used the majority of the net proceeds to conduct a share repurchase tender offer and acquired approximately 9,637,000 shares of our Class A common stock and 840,000 vested stock options at a fixed price of $7.75 per share.

The remaining proceeds will be used to fund the continuing growth and development of our business, as well as general corporate purposes.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2016	2015	2014
Streaming revenues	$14,736	$10,752	$8,040
DVD subscription and other revenues	2,511	2,707	2,714
Cost of streaming	2,567	2,262	1,746
Cost of DVD subscription and other	275	335	289
Selling and operating	24,960	13,079	14,879
Corporate, general and administration	6,020	6,494	4,566
Loss from operations	(16,575)	(8,711)	(10,726)
Interest and other income (expense)	(351)	(311)	880
Loss before taxes	(16,926)	(9,022)	(9,846)
Income tax expense (benefit)	(6,144)	(3)	—
Net loss from continuing operations	(10,782)	(9,019)	(9,846)
Income (loss) from discontinued operations, net	97,848	(2,687)	(70)
Net income (loss)	$87,066	$(11,706)	$(9,916)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Years ended December 31,
	2016	2015	2014
Net revenues
Streaming	85.4%	79.9%	74.8%
DVD subscription and other	14.6%	20.1%	25.2%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues
Cost of streaming	14.9%	16.8%	16.2%
Cost of DVD subscription and other	1.6%	2.5%	2.7%
Total cost of revenues	16.5%	19.3%	18.9%
Gross profit	83.5%	80.7%	81.1%
Expenses:
Selling and operating	144.7%	97.1%	138.3%
Corporate, general and administration	34.9%	48.3%	42.5%
Total expenses	179.6%	145.4%	180.8%
Loss from operations	(96.1)%	(64.7)%	(99.7)%
Interest and other income (expense)	(2.0)%	(2.3)%	8.1%
Loss before taxes	(98.1)%	(67.0)%	(91.6)%
Income tax expense (benefit)	(35.6)%	—%	—%
Net loss from continuing operations	(62.5)%	(67.0)%	(91.6)%
Income (loss) from discontinued operations	567.3%	(20.0)%	(0.6)%
Net income (loss)	504.8%	(87.0)%	(92.2)%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net revenue. Net revenue increased $3.7 million, or 28.1%, to $17.2 million during 2016, compared to $13.5 million during 2015. Net revenue from streaming increased $3.9 million, or 37.1%, to $14.7 million during 2016 from $10.8 million during 2015. The increase in streaming revenues was primarily driven by 52% growth in the number of paying subscribers. Net revenues were not significantly impacted by either changing prices or inflation.

Cost of goods sold. Cost of goods sold increased $0.2 million, or 9.4%, to $2.8 million during 2016 from $2.6 million during 2015. Cost of goods sold for streaming increased $0.3 million, or 13.5%, to $2.6 million during 2016 from $2.3 million during 2015 and, as a percentage of streaming revenue, decreased to 17.4% compared to 21.0% during 2015 due primarily to an increase in revenue and the lower cost of streaming associated with our higher volumes.

Selling and operating expenses. Selling and operating expenses increased $11.9 million, or 90.8%, to $25.0 million during 2016 from $13.1 million during 2015 and, as a percentage of net revenue, increased to 144.7% during 2016 from 97.2% during 2015. The increase was primarily due to increased marketing spending for subscriber acquisition to drive growth.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.5 million, or 7.3%, to $6.0 million during 2016 from $6.5 million during 2015 and, as a percentage of net revenue, decreased to 34.9% during 2016 from 48.3% during 2015. The decrease was primarily due to the elimination of duplicate costs upon the sale of the Gaiam Brand business on July 1, 2016, offset by increased costs associated with legal and accounting fees.

Income (loss) from discontinued operations. The operations of the Gaiam Brand segment are included in income (loss) from discontinued operations. We completed the sale of the Gaiam Brand business and Natural Habitat during 2016, recognizing a gain of $114.5 million, which was offset by transaction costs, taxes and losses from the operation of discontinued operations of $(16.7) million, compared to losses from the operation of discontinued operations of $(2.7) million in 2015.

Net income (loss). As a result of the above factors, net income (including discontinued operations) was $87.1 million, or $4.39 per share, for 2016 compared to a net loss of $(11.7) million, or $(0.48) per share, for 2015. Net income (loss) was not significantly impacted by either changing prices or inflation.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net revenue. Net revenue increased $2.7 million, or 25.2%, to $13.5 million during 2015, compared to $10.8 million during 2014. Net revenue from streaming increased $2.7 million, or 33.7%, to $10.8 million during 2015 from $8.1 million during 2014. The increase in streaming revenues was primarily driven by 58% growth in the number of paying subscribers from 2014. Net revenues were not significantly impacted by either changing prices or inflation.

Cost of goods sold. Cost of goods sold increased $0.6 million, or 27.6%, to $2.6 million during 2015 from $2.0 million during 2014. Cost of goods sold for streaming increased $0.6 million, or 29.6%, to $2.3 million during 2015 from $1.7 million during 2014 and, as a percentage of streaming revenue, decreased to 21.0% compared to 21.7% during 2014 due primarily to an increase in revenue and the lower cost of streaming associated with our higher volumes.

Selling and operating expenses. Selling and operating expenses decreased $1.8 million, or 12.1%, to $13.1 million during 2015 from $14.9 million during 2014 and, as a percentage of net revenue, decreased to 97.2% during 2015 from 138.4% during 2014. The decrease was primarily due to reduced spending on paid subscriber acquisition efforts during 2015 as we focused on optimizing efficiency in our customer acquisition efforts and operating profitably (excluding transaction costs) during the third quarter of 2015.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.9 million, or 42.2%, to $6.5 million during 2015 from $4.6 million during 2014 and, as a percentage of net revenue, increased to 48.3% during 2015 from 42.5% during 2014. The majority of the increase was due to one-time charges incurred during the first half of 2015 associated with the previously planned separation of the Gaia segment and the Gaiam Brand segment into two separate public companies.

Income (loss) from discontinued operations. The operations of the Gaiam Brand segment are included in income (loss) from discontinued operations. During 2015, losses from the operation of discontinued operations of $(2.7) million, compared to loss from the operation of discontinued operations of $(0.1) million during 2014.

Net income (loss). As a result of the above factors, net income (including discontinued operations) was $(11.7) million, or $(.48) per share, during 2015 compared to a net loss of $(9.9) million, or $(0.41) per share, during 2014. Net income (loss) was not significantly impacted by either changing prices or inflation.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2016 and 2015. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2016 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$3,830	$4,198	$4,462	$4,757
Gross profit	3,117	3,451	3,762	4,075
Loss from continuing operations	(4,125)	(3,085)	(151)	(3,421)
Income (loss) from discontinued operations	(3,499)	646	100,595	106
Net income (loss)	(7,624)	(2,439)	100,444	(3,315)
Basic and diluted net income (loss) per share	$(0.31)	$(0.10)	$6.64	$(0.22)
Weighted average shares outstanding - basic and diluted	24,531	24,580	15,138	15,148

	Year 2015 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30 (a)	December 31
Net revenue	$3,106	$3,285	$3,501	$3,567
Gross profit	2,444	2,595	2,893	2,930
Loss from continuing operations	(3,036)	(1,960)	(660)	(3,363)
Income (loss) from discontinued operations	(856)	843	(8,154)	5,480
Net income (loss)	(3,892)	(1,117)	(8,814)	2,117
Basic and diluted net income (loss) per share	$(0.16)	$(0.05)	$(0.36)	$0.09
Weighted average shares outstanding - basic and diluted	24,490	24,610	24,604	24,626

(a)

During the third quarter of 2015, we focused on operating the Gaia segment profitably for a quarter. Excluding allocated corporate costs and transaction related items, we achieved profitability during this quarter of $0.2 million.

Our subscriber base growth reflects seasonal variations driven primarily by when consumers buy Internet-connected devices and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks.  Our member growth is generally greatest in the fourth and first quarter (October through March), and slowest in the May through August period. This drives quarterly variations in our spending on customer acquisition efforts, but does not drive a corresponding seasonality in net revenue.

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

Media Library

Media Library represents the lower of unamortized cost or net realizable value of digital media content acquired through asset purchases, capitalized costs to produce our proprietary media content, and rights obtained through license arrangements and business combinations.

The value of our acquired media library consists of the fair value of media assets obtained through asset acquisitions and business combinations recorded at the estimated fair value of the titles acquired, which is based on a number of factors, including the number of titles, the total hours of content, the production quality and age of the acquired media assets.

Our licensed media library is obtained through license arrangements. Generally, we pay an advance against a percentage royalty or an upfront license fee in exchange for the distribution rights for a specific license window, but we may also obtain a license for a fixed fee for perpetuity.  These payments are capitalized at the time of payment.  Certain agreements also include an ongoing royalty obligation, which entitles the licensor to a share of the revenues generated from the licensed works.  These expenses are calculated and accrued on a monthly basis and included in costs of streaming.  We pay these accrued royalties on a quarterly basis and therefore have included the related liability in accounts payable and accrued liabilities.

The value of our produced media library consists of capitalized costs incurred to produce original media content, including salary and overhead costs of our in-house production team and other third-party costs.

We amortize our media library in cost of streaming on a straight-line basis over the shorter of the license period or the estimated useful life of the titles, which typically ranges from 12 to 90 months.  The amortization period begins with the first month of availability on our service.

Management reviews content viewership to determine whether viewing patterns correlate with initial estimates supporting the amortization period utilized.  If current estimates indicate that viewing is significantly higher in earlier periods relative to the remaining amortization period, we will begin amortizing the respective titles on an accelerated basis over the amortization period. Based on this analysis, no additional amortization was recorded during 2016, 2015 or 2014.

Our media library is reviewed for impairment when an event or change in circumstances indicates that the carrying amount of the media library may not be recoverable.  Recoverability of the media library is measured by a comparison of the carrying amount of the media library to estimated undiscounted future cash flows expected to be generated by the media library.  If the carrying amount of the media library exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the media library exceeds its fair value.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition.  We have only one reporting unit; therefore, goodwill is assessed at the enterprise level.  We review goodwill for impairment annually as of December 31.  We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount.  If it is determined that the fair value for goodwill is more likely than not greater than the carrying amount for goodwill, then the two-step impairment test is unnecessary.  If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of goodwill with its carrying amount, including goodwill.  If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired.  If the carrying amount of goodwill exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss.  We use either a comparable market approach or a traditional present value method to test for potential impairment.  The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis.  Application of alternative assumptions and definitions could yield significantly different results.  During 2016, 2015 and 2014, no impairment of goodwill was indicated.

Income Taxes and Deferred Tax Balances

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Revenues

Streaming revenues consist primarily of subscription fees paid by our streaming customers. DVD subscription and other revenues consist of subscription fees paid by our DVD customers and rental income from tenant leases.  We recognize revenues when the following four basic criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.  We recognize amounts billed to customers for postage and handling as revenues at the same time we recognize the revenues arising from the sale.  We present revenues net of taxes collected from customers.  Streaming revenues are recognized ratably over the subscription term.  Deferred revenues consist of subscription fees collected from customers that have not been earned.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time based awards over the service period. We use the Black-Scholes option or intrinsic valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 8. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these assumptions could have a material impact on the amount of calculated compensation expense.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, the level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At December 31, 2016, our cash balance was $54.0 million. We estimate that our capital expenditures, including produced content, will total approximately $15 million for 2017, which will be funded through our available cash balance.

Since 2007, we have had an active shelf registration with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock and to date no shares have been issued under this shelf registration.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from future operations, and cash that could be raised by the sale of our stock or from new credit facilities would be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, content development, unforeseen operational difficulties or other factors.

We had no debt as of December 31, 2016.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities – continuing operations	$(6,056)	$(3,787)	$(5,864)
Operating activities – discontinued operations	(9,326)	11,388	15,652
Operating activities	(15,382)	7,601	9,788
Investing activities – continuing operations	145,533	(6,380)	(1,767)
Investing activities—discontinued operations	(319)	(2,955)	(6,670)
Investing activities	145,214	(9,335)	(8,437)
Financing activities	(77,071)	(326)	1,656
Effects of exchange rates on cash	—	(495)	(707)
Net (decrease) increase in cash	$52,761	$(2,555)	$2,300

2016 Compared to 2015

Continuing Operations

Operating activities. Cash flow used in continuing operations increased $2.3 million during 2016 compared to the same period in 2015. The increase was primarily due to operating losses and growth in our deferred revenue balances in conjunction with our subscriber growth.

Investing activities. Cash flow provided by investing activities – continuing operations increased $151.9 million during 2016 compared to the same period in 2015. The increase is due to the $167.0 million sale of the Gaiam Brand business including Natural Habitat, offset by investments in our media library and other investments.

Financing activities. Cash flow used in financing activities increased $76.7 million during 2016 compared to the same period in 2015, primarily due to the use of $77.4 million to repurchase 9,636,848 shares of Class A common stock and 842,114 stock options in the tender offer completed in July 2016.

Discontinued Operations

Operating activities. Cash flow from discontinued operations decreased $20.7 million during 2016 compared to the same period in 2015. The decrease was primarily due to the Gaiam Brand business only operating the first 6 months of 2016, operating losses, and longer collection cycles on accounts receivable in 2016.

Investing activities. Cash flow used in investing activities – discontinued operations decreased $2.6 million during 2016 compared to the same period in 2015. The decrease was due to decreased investment activity prior to the Gaiam Brand business sale.

2015 Compared to 2014

Continuing Operations

Operating activities. Cash flow used by continuing operations decreased $2.1 million during 2015 compared to the same period in 2014. The decrease was primarily due to reduced operating losses and longer payment cycles on accounts payable in 2015.

Investing activities. Cash flow used by investing activities – continuing operations increased $4.6 million during 2015 compared to the same period in 2014 primarily due to increased investment in our media library.

Financing activities. Cash flow from financing activities decreased $2.0 million during 2015 compared to the same period in 2014, primarily due to a decrease in proceeds from issuance of stock related to option exercises.

Discontinued Operations

Operating activities. Cash provided by discontinued operations was $11.4 million during 2015 compared to $15.7 million during 2014. The cash flows were provided primarily by income from operations and collections of accounts receivables and varied due to working capital timing associated with the Gaiam Brand business.

Investing activities. Cash used in investing activities of discontinued operations was $3.0 million during 2015 compared to $6.7 million during 2014. A portion of the net cash used during 2014 was for the repayment of borrowings on an outstanding line of credit.

Contractual Obligations

Prior to the sale of the Gaiam Brand business segment, we had commitments pursuant to operating lease and media distribution agreements. These obligations were entirely assumed by the new owners of the Gaiam Brand business effective July 1, 2016.

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

With the sale of our Gaiam Brand segment, we eliminated our exposure to foreign exchange rates and have therefore determined we have no material market risk exposure as of December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Gaia, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Gaia, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  We have also audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gaia, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Gaia, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EKS&H LLLP

February 28, 2017

Denver, Colorado

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2016	2015
ASSETS
Current assets:
Cash	$54,027	$1,266
Accounts receivable	554	465
Prepaid expenses and other current assets	1,303	729
Current assets of discontinued operations	—	68,860
Total current assets	55,884	71,320
Building and land, net	16,896	17,786
Media library, software and equipment, net	12,861	11,738
Goodwill	10,609	10,609
Investments and other assets	10,946	1,756
Noncurrent assets of discontinued operations	—	15,333
Total assets	$107,196	$128,542
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,672	$6,081
Deferred revenue	2,434	1,454
Current liabilities of discontinued operations	—	32,214
Total current liabilities	9,106	39,749
Deferred taxes	553	—
Contingencies
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,752,531 and 19,130,681 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	2
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	1
Additional paid-in capital	98,504	172,371
Accumulated other comprehensive loss	—	(399)
Accumulated deficit	(969)	(88,035)
Noncontrolling interest	—	4,853
Total equity	97,537	88,793
Total liabilities and equity	$107,196	$128,542

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net revenues
Streaming	$14,736	$10,752	$8,040
DVD subscription and other	2,511	2,707	2,714
Total net revenues	17,247	13,459	10,754
Cost of revenues
Streaming	2,567	2,262	1,746
DVD subscription and other	275	335	289
Total cost of revenues	2,842	2,597	2,035
Gross profit	14,405	10,862	8,719
Expenses:
Selling and operating	24,960	13,079	14,879
Corporate, general and administration	6,020	6,494	4,566
Total operating expenses	30,980	19,573	19,445
Loss from operations	(16,575)	(8,711)	(10,726)
Interest and other (expense) income, net	(351)	(311)	880
Loss before income taxes	(16,926)	(9,022)	(9,846)
Income tax benefit	(6,144)	(3)	—
Loss from continuing operations	(10,782)	(9,019)	(9,846)
Income (loss) from discontinued operations, net of tax	97,848	(2,687)	(70)
Net income (loss)	$87,066	$(11,706)	$(9,916)
Income (loss) per share—basic and diluted:
Continuing operations	$(0.54)	$(0.37)	$(0.41)
Discontinued operations	4.93	(0.11)	—
Basic and diluted net income (loss) per share	$4.39	$(0.48)	$(0.41)
Weighted-average shares outstanding:
Basic and diluted	19,850	24,510	24,228

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net income (loss)	$87,066	$(11,706)	$(9,916)
Net loss attributable to the noncontrolling interest included in discontinued operations	—	(694)	(959)
Total net income (loss) before noncontrolling interest	87,066	(11,012)	(8,957)
Accumulated other comprehensive loss:
Foreign currency translation loss, net of tax (included in discontinued operations)	—	(324)	(62)
Changes in value of equity securities (included in discontinued operations)	—	—	(117)
Comprehensive income (loss)	$87,066	$(11,336)	$(9,136)

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statement of Changes in Equity

		Gaia, Inc. Shareholders
(in thousands, except shares)	Total Equity	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares	Noncontrolling Interest
Balance at December 31, 2013	$105,290	$(66,413)	$(33)	$3	$167,875	23,995,121	$3,858
Issuance of Gaia, Inc. common stock in conjunction with an acquisition and share-based compensation	3,440	—	—	—	3,440	489,837	—
Noncontrolling interest portion of subsidiary’s business combinations	115	—	—	—	—	—	115
Subsidiary’s dividend to noncontrolling interest	(150)	—	—	—	—	—	(150)
Comprehensive (loss) income	(9,136)	(9,916)	(167)	—	—	—	947
Balance at December 31, 2014	$99,559	$(76,329)	$(200)	$3	$171,315	24,484,958	$4,770
Issuance of Gaia, Inc. common stock and share-based compensation	1,056	—	—	—	1,056	45,723	—
Subsidiary’s dividend to noncontrolling interest	(486)	—	—	—	—	—	(486)
Comprehensive (loss) income	(11,336)	(11,706)	(199)	—	—	—	569
Balance at December 31, 2015	$88,793	$(88,035)	$(399)	$3	$172,371	24,530,681	$4,853
Issuance of Gaia, Inc. common stock for stock option exercises, share-based compensation and charitable contribution, net of tax	2,300	—	—	—	2,300	258,698	—
Repurchase of shares	(76,168)	—	—	(1)	(76,167)	(9,636,848)	—
Dividends paid to noncontrolling interest	(1,944)	—	—	—	—	—	(1,944)
Elimination of noncontrolling interest and accumulated other comprehensive loss resulting from the sale of Gaiam Brand segment	(2,510)	—	399	—	—	—	(2,909)
Net income	87,066	87,066
Balance at December 31, 2016	$97,537	$(969)	$—	$2	$98,504	15,152,531	$—

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2016	2015	2014
Operating activities:
Net income (loss)	$87,066	$(11,706)	$(9,916)
(Income) loss from discontinued operations	(97,848)	2,687	70
Net loss from continuing operations	(10,782)	(9,019)	(9,846)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,684	3,268	3,165
Loss on remeasurement of foreign currency	—	408	564
Share-based compensation expense	674	339	280
Changes in operating assets and liabilities:
Accounts receivable, net	(161)	(236)	(98)
Prepaid expenses and other assets	(279)	395	1,007
Accounts payable and accrued liabilities	(172)	421	(1,531)
Deferred revenue	980	637	595
Net cash used in operating activities – continuing operations	(6,056)	(3,787)	(5,864)
Net cash provided by (used in) operating activities – discontinued operations	(9,326)	11,388	15,652
Net cash provided by (used in) operating activities	(15,382)	7,601	9,788
Investing activities:
Additions to property, equipment and media library	(6,594)	(6,380)	(4,413)
Purchase of investment	(10,000)	—	—
Proceeds from sale of investments	—	—	2,646
Proceeds from the sale of Gaiam Brand business, net	162,127	—	—
Net cash provided by (used in) investing activities—continuing operations	145,533	(6,380)	(1,767)
Net cash used in investing activities—discontinued operations	(319)	(2,955)	(6,670)
Net cash provided by (used in) investing activities	145,214	(9,335)	(8,437)
Financing activities:
Net proceeds from issuance of stock	1,041	160	1,806
Repurchases of stock	(76,168)	—	—
Drawdowns on line of credit	3,000	—	—
Repayments on line of credit	(3,000)	—	—
Dividends paid to noncontrolling interest	(1,944)	(486)	(150)
Net cash (used in) provided by financing activities	(77,071)	(326)	1,656
Effect of exchange rates on cash	—	(495)	(707)
Net increase (decrease) in cash	52,761	(2,555)	2,300
Cash at beginning of year	1,266	3,821	1,521
Cash at end of year	$54,027	$1,266	$3,821
Supplemental cash flow information
Interest paid	$—	$4	$14
Income taxes paid	$2,430	$1,322	$1,114
Deferred tax asset impact on APIC	$763	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

References in this report to “we”, “us”, “our”, “Company” or “Gaia” refer to Gaia, Inc. and its subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc. (known as Gaiam, Inc. until July 2016), operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most Internet-connected devices anytime, anywhere commercial free. Through our online Gaia subscription service, our customers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming. A subscription also allows our subscribers to download and view files from our library without being actively connected to the Internet. We were incorporated under the laws of the State of Colorado on July 7, 1988.

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries, over which we exercise control. Intercompany transactions and balances have been eliminated.

Discontinued Operations

During 2016, Gaia sold its 51.4% interest in Natural Habitat, Inc. (“Natural Habitat”) and completed the sale of the Gaiam Brand consumer product business.

Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations, separate from our continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless indicated otherwise. See Note 11 Discontinued Operations.

Prior to the sale of our interest in Natural Habitat, our operations in foreign countries exposed us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies.  We used derivative instruments to manage a portion of our exposure to changes in currency exchange rates due to payments made by our eco-travel subsidiary to tour operators in other countries.  Our primary objective for entering into currency derivatives was to reduce the volatility that changes in currency exchange rates had.  We did not enter into derivative contracts for trading purposes. With the sale of our interests in Natural Habitat, we no longer use derivative instruments.

Prior to our sale of our interest in Natural Habitat and the Gaiam Brand consumer product business, certain of our subsidiaries were partly owned by others and we accounted for minority shareholders’ ownership through non-controlling interest in our consolidated financial statements. These non-controlling interests were assumed by the new owners of the respective entities. We therefore no longer have any minority shareholders that require non-controlling interests in our consolidated financial statements.

During 2016, 2015, and 2014, Natural Habitat paid its shareholders dividends of $4.0 million, $1.0 million, and $0.3 million, respectively, and, as a result, the non-controlling interests decreased by $1.9 million $0.5 million and $0.2 million, respectively. The amount of these non-controlling interests are reflected in (Loss) income from discontinued operations, net of tax.

Repurchases

We announced a tender offer on May 10, 2016 to purchase in cash up to an aggregate of 12.0 million (i) shares of our issued and outstanding Class A Common Stock at a price of $7.75 per share, or (ii) vested and exercisable options to purchase shares of our Class A Common Stock at a price equal to $7.75 per option (less the exercise price of the option). A total of 9,636,848 shares and 842,114 options were validly tendered and not withdrawn prior to July 1, 2016, which was the expiration date of the offer. We made payments of $74.7 million for the shares and $1.4 million for the options. All repurchased shares were retired and all repurchased options were cancelled effective as of July 1, 2016.

2. Significant Accounting Policies

Cash

Cash represents on-demand accounts with financial institutions that are denominated in U.S. dollars. We consider investments in financial instruments purchased with an original maturity of 90 days or less to be cash equivalents. We also classify amounts in transit from payment processors for customer credit card and debit card transactions as cash.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We include in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software, which is typically three years. We compute depreciation of property and equipment on the straight-line method over estimated useful lives, generally 3 to 45 years. We amortize leasehold and building improvements over the shorter of the estimated useful lives of the assets or the remaining term of the lease or remaining life of the building, respectively. Depreciation expense is included in Selling and operating expense, and Corporate, general and administration expense in the accompanying statements of operations.

Media Library

Media library represents the lower of unamortized cost or net realizable value of digital media content acquired through asset purchases, capitalized costs to produce our proprietary media content including salary and overhead costs of our in-house production team, rights obtained through license arrangements and business combinations.

We amortize our media library in cost of streaming on a straight-line basis over the shorter of the license period or the estimated useful life of the titles, which typically ranges from 12 to 90 months.  The amortization period begins with the first month of availability on our service.

Our media library is reviewed for impairment when an event or change in circumstances indicates that the carrying amount of the media library may not be recoverable.  Recoverability of the media library is measured by a comparison of the carrying amount of the media library to estimated undiscounted future cash flows expected to be generated by the media library.  If the carrying amount of the media library exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the media library exceeds its fair value.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level.  We review goodwill for impairment annually on December 31. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a goodwill is less than its carrying amount. If it is determined that the estimated fair value of goodwill is more likely than not greater than the carrying amount of goodwill, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of goodwill with its carrying amount, including goodwill. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill not impaired. If the carrying amount of goodwill exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2016, 2015 and 2014, no impairment of goodwill was indicated.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2016, 2015 and 2014, no impairment of long-lived assets was recognized.

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

Revenue Recognition

Streaming revenues consist primarily of subscription fees paid by our streaming customers. DVD subscription and other revenues consist of subscription fees paid by our DVD customers and rental income from tenant leases.  We recognize revenues when the following four basic criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.  We recognize amounts billed to customers for postage and handling as revenues at the same time we recognize the revenues arising from the sale.  We present revenues net of taxes collected from customers.  Streaming revenues are recognized ratably over the subscription term.  Deferred revenues consist of subscription fees collected from customers that have not been earned.

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures.  Advertising costs are expensed as incurred. During 2016, 2015, and 2014 we expensed $13.2 million, $5.5 million, and $4.6 million, respectively.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time based awards over the service period. We use the Black-Scholes option and intrinsic valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 8, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these assumptions could have a material impact on the amount of calculated compensation expense.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500. We made matching contributions to the 401(k) plan of $82,000, $56,000, and $42,000 in each of the years ended December 31, 2016, 2015, and 2014, respectively.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly; and valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. The carrying amounts of our cash, accounts receivable, accounts payable and other current liabilities approximate their fair values.

Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of outstanding stock awards. We compute basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 910,000, 954,000, and 725,000 from the computation of diluted net income (loss) per share for 2016, 2015 and 2014, respectively, because their effect was antidilutive.

Investments

Our cost method investments are carried at cost and adjusted for other-than-temporary declines in fair value.

We evaluate our investments for impairments annually and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees and the investees’ capital structure, as well as other economic variables which reflect assumptions market participants may use in pricing these assets. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. The Company did not record any impairment charges on our cost method investments during the years 2016, 2015, or 2014.

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

Accounting Pronouncements Adopted in 2016

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We adopted this guidance effective April 1, 2016, and it did not have a material impact on our reported financial position or results of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Our preliminary assessment is that we do not expect the new standard to have a material impact on our reported financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard supersedes most previous revenue recognition rules, and will become effective for us in the first quarter of 2018. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects in exchange for those goods or services. Our revenue transactions typically consist of one distinct, fixed-price performance obligation which is delivered to the customer at a single point in time, or over a subscription period. We are monitoring the evolving interpretations and implementation guidance.  Our preliminary assessment is that we do not expect the new standard to have a material impact on our reported financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Topic 718, Compensation – Stock Compensation. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We will adopt ASU No. 2016-09 in the first quarter of 2017 and the impact of adoption of the ASU on our consolidated financial statements will not be material.

3. Property and Equipment

Building and Land, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2016	2015
Land	$4,829	$4,829
Building	16,874	17,699
	21,703	22,528
Accumulated depreciation and amortization	(4,807)	(4,742)
	$16,896	$17,786

Software, equipment and media library stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2016	2015
Website development costs and other software	$4,421	$5,002
Studio, computer and telephone equipment	693	435
Media library	11,486	10,192
	16,600	15,629
Accumulated depreciation and amortization	(3,739)	(3,891)
	$12,861	$11,738

Future depreciation and amortization consists of the following:

(in thousands)
2017	$3,985
2018	3,708
2019	2,897
2020	1,965
2021	1,697
Thereafter	10,676
$24,928

4. Investments and Other Assets

In September 2016, we purchased 10% of the outstanding common stock and associated voting rights of a privately held Colorado corporation for $10.0 million. We are accounting for this investment using the cost method. As part of our initial investment, we have the right, but not the obligation, to purchase additional shares. If we elect not to utilize our right to purchase additional shares or transfer these rights to another party by certain deadlines, we may be required to surrender and forfeit our existing stock ownership.

Other assets consist of the following as of December 31:

(in thousands)	2016	2015
Cost method investments	$10,000	$—
Other assets	946	1,756
	$10,946	$1,756

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of December 31:

(in thousands)	2016	2015
Accounts payable	$2,054	$4,187
Accrued compensation	844	394
Accrued expenses	3,774	1,500
	$6,672	$6,081

6. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2016 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

7. Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common shares is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common shares and our Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote, except as provided by law or as set forth in our charter. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman, holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 348,682 shares of Class A common stock. Consequently, our chairman holds approximately 85% of our voting stock and thus is able to exert substantial influence and control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

Our Class A common shares and our Class B common shares are entitled to receive dividends, if any, as may be declared by our board of directors out of legally available funds. In the event of a liquidation, dissolution or winding up of our Company, our Class A common shares and our Class B common shares are entitled to share ratably in our assets remaining after the payment of all of our debts and other liabilities. Holders of our Class A common shares and our Class B common shares have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to our Class A common shares or our Class B common shares.

Our Class B common shares may not be transferred unless converted into our Class A common shares, other than certain transfers to affiliates, family members, and charitable organizations. Our Class B common shares are convertible one-for-one into our Class A common shares, at the option of the holder of the Class B common shares. During 2016, 2015 and 2014, we issued shares of our Class A common stock as shown in the table below under our 2009 Long-Term Incentive Plan (the “Plan”). We recorded the shares issued to our directors at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

	For the Years Ended December 31,
	2016	2015	2014
Shares issued to independent directors for services rendered, in lieu of cash compensation	18,638	16,887	19,542
Shares issued to employees upon exercise of stock options	19,060	33,825	354,926

As of December 31, 2016, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the Plan:
Stock options outstanding	522,850
Restricted stock units outstanding	828,344
Total shares reserved for future issuance	6,751,194

8. Share-Based Compensation

We issue stock based compensation awards under the Plan. The purpose of the Plan is to advance our interests and those of our shareholders by providing incentives to certain persons who contribute significantly to our strategic and long-term performance objectives and growth. An aggregate of not more than 3 million of our Class A common shares, subject to certain adjustments, may be issued under the Plan, and the Plan terminates no later than April 23, 2019. The exercise price for our options is generally equal to the closing market price of our stock at the date of the grant, and the options normally vest at 2% per month for the 50 months beginning in the eleventh month after the grant date. Follow on option grants begin vesting in the first month after grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees, and five years for board members.

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. We derive the expected terms from the historical behavior of participant groupings. We base expected volatilities on the historical volatility of our stock over the expected term. Our use of historical volatilities is based upon the expectation that future volatility over the expected term is not likely to differ significantly from historical results. We base the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We primarily use historical data by participant groupings to estimate option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the Plan for each of the years presented:

	2016	2015	2014
Expected volatility	36% - 43%	34% - 50%	48% - 59%
Weighted-average volatility	39%	43%	55%
Expected dividends	—%	—%	—%
Expected term (in years)	.35 - 3.8	0.5 - 5.9	1.1 - 7.8
Risk-free rate	0.54% - 1.11%	0.26% - 1.73%	0.14% - 2.37%

In 2015, we commenced issuing restricted stock units (RSUs) under the Plan. The RSUs entitle the recipient to receive one share of Class A common stock for each RSU upon vesting. The RSUs vest with cliff vesting in 5 years, provided that the recipient is still an employee or director of Gaia on such date. The RSUs will be automatically forfeited and of no further force and effect if the vesting conditions are not met. The RSUs are generally priced at market price on the grant date. Under the Plan, during 2016, we have issued 828,344 RSUs, none of which are currently exercisable.

We use intrinsic valuation for RSUs, which due to the nature of these awards, is typically market price of our common stock on the date of grant.

The table below presents a summary of activity under the Plan, as of December 31, 2016, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,478,724	$6.16
Option grants	315,000	7.66
Restricted stock unit grants	828,344	—
Exercised options	(1,032,174)	6.01
Cancelled or forfeited options	(238,700)	6.42
Outstanding at December 31, 2016	1,351,194	$2.76	6.0	$7,958,325
Exercisable options at December 31, 2016	121,950	$6.35	7.8	$280,553

The table below presents our valuation data for the Plan:

(in thousands, except per share data)	2016	2015	2014
Valuation Data:
Weighted-average fair value (per share)	$4.92	$1.86	$2.98
Total stock-based compensation expense	$674	$339	$280
Total income tax impact on provision	$551	$281	$313

We issue new shares upon the exercise of options and vesting of RSUs, which will occur in 2020 and 2022. We received approximately $1.0 million, $0.2 million and $1.8 million in cash from stock options exercised during 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised during 2016, 2015, and 2014 was

$1.8 million, $0.1 million, and $0.9 million, respectively. The total fair value of options vested was $1.3 million, $0.9 million, and $0.6 million during 2016, 2015, and 2014.

As of December 31, 2016, there was $7.3 million of unrecognized cost related to non-vested shared-based compensation arrangements granted under the Plan. We expect that cost to be recognized over a weighted-average period of 4.29 years.

9. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$—	$—	$—
State	—	(3)	—
International	—	—	—
Total current	—	(3)	—
Deferred:
Federal	(5,884)	—	—
State	(260)	—	—
International	—	—	—
Total deferred	(6,144)	—	—
Total income tax benefit	$(6,144)	$(3)	$—

Variations from the federal statutory rate are as follows:

(in thousands)	2016	2015	2014
Expected federal income tax expense (benefit) at statutory rate of 34%	$(5,755)	$(3,068)	$(3,348)
Effect of permanent other differences	212	44	—
Difference in basis for sale of discontinued operations	(347)	—	—
State income tax benefit, net of federal benefit tax assets	(254)	(135)	(148)
Valuation allowance	—	3,156	3,496
Total income tax (benefit) expense	$(6,144)	$(3)	$—

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets (liabilities) as of December 31, 2016 and 2015 are as follows:

	As of December 31,
(in thousands)	2016	2015
Deferred tax assets (liabilities):
Stock-based compensation	$264	$1,723
Depreciation and amortization	43	(1,896)
Section 181 qualified production expense	(2,550)	(3,563)
Net operating loss carryforward	—	30,727
Charitable carryforward	—	1,899
Other	737	4,108
Tax credits	953	922
Valuation allowance	—	(33,920)
Total deferred tax liabilities, net of valuation allowance	$(553)	$—

The source of income (loss) before income taxes are as follows:

(in thousands)	2016	2015	2014
Domestic	$(16,926)	$(9,022)	$(9,846)
International	—	—	—
	$(16,926)	$(9,022)	$(9,846)

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. During 2013, we determined that a full valuation allowance against our deferred tax assets was necessary due to the cumulative loss incurred over the three-year period ended December 31, 2013. Due to the gain on the sale of the Gaiam Brand segment and our expectation of utilizing the majority of our deferred tax assets to offset this gain, we released the valuation allowance in 2016 on these deferred tax assets. We expect to utilize a gross amount of $80.7 million of federal net operating losses and of $30.2 million of state net operating losses during 2016.

We realized $0.8 million and $0.1 million in tax benefits recorded to additional paid-in capital because of the exercise of stock options during 2016 and 2015, respectively. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations.

The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2011 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administration expenses, respectively.

10. Segment Information and Geographic Information

Through June 30, 2016, we managed our company and aggregated our operational and financial information in two reportable segments, which were aligned based on their products or services.

Gaia:

This segment represented our ongoing business, and the accompanying financial statements show the results of this business segment.  This segment included our subscription video streaming service and the results of our legacy DVD subscription business together with the results of Boulder Road, LLC, which holds our real estate.

Gaiam Brand:

This segment represents the operations that were sold during 2016 including our Gaiam branded yoga, fitness, and wellness products. It also included Natural Habitat until May 4, 2016. As discussed above, we completed the sale of the remaining Gaiam Brand business on July 1, 2016. The results of operations of the Gaiam Brand segment are shown as discontinued operations in the accompanying financial statements.

Following the sale of the Gaiam Brand segment on July 1, 2016, our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

Geographic Information

We have subscribers in the United States and several foreign countries. The major geographic territories are the U.S. and Canada, and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Revenue:
United States	$13,641	$10,519	$8,149
International	3,606	2,940	2,605
	$17,247	$13,459	$10,754

11. Discontinued Operations

Sale of the Gaiam Brand segment

On May 4, 2016 we sold our 51.4% equity interest in Natural Habitat, our eco-travel subsidiary, in exchange for $12.85 million in cash, and recognized a gain of $10.3 million.

On July 1, 2016, we sold the assets and liabilities of our Gaiam Brand business in exchange for a gross sale price of $167.0 million and recognized a gain of $114.5 million. Our Gaiam Brand business previously constituted the majority of our consolidated revenues and expenses, and consisted of Gaiam branded yoga, fitness and wellness consumer products, and content (excluding streaming rights).

The Gaiam Brand business and our interest in our eco-travel subsidiary constituted all the assets and liabilities of our Gaiam Brand segment.

Discontinued Operations

The assets and liabilities, operating results, and cash flows of our Gaiam Brand segment are presented as discontinued operations, separate from our continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless otherwise indicated. Discontinued operating results for 2015 also include legal expenses associated with the sale of our former DVD distribution business to Cinedigm. We were involved in arbitration with Cinedigm associated with the sale, which was settled during 2015.

The major components of assets and liabilities of our discontinued operations were as follows

	As of December 31,
(in thousands)	2016	2015
Current assets:
Cash	$—	$12,605
Accounts receivable, net	—	26,441
Inventory, less allowances	—	17,302
Other current assets	—	12,512
Total current assets of discontinued operations	$—	$68,860
Property, equipment and media library, net	—	6,237
Goodwill and other intangibles, net	—	5,497
Other assets	—	3,599
Total noncurrent assets of discontinued operations	$—	$15,333
Current liabilities:
Accounts payable and accrued liabilities	—	32,214
Total current liabilities of discontinued operations	$—	$32,214

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net revenue	$52,627	$174,559	$158,456
Cost of goods sold	32,975	100,652	91,670
Gross profit	19,652	73,907	66,786
Operating expenses	33,641	73,118	64,623
Income (loss) from operations	(13,989)	789	2,163
Other (expense) income	234	(1,560)	(55)
Income (loss) before income taxes and noncontrolling interest	(13,755)	(771)	2,108
Income tax expense (benefit)	(4,831)	1,222	1,219
Loss from discontinued operations attributable to the non-controlling interest, net of tax	(310)	(694)	(959)
Loss from the operation of discontinued operations	(9,234)	(2,687)	(70)
Gain on disposal of discontinued operations:
Gain on sale of Gaiam Brand segment	124,826	—	—
Write-off of assets impacted by, but not included in sale	3,740	—	—
Income tax expense	14,004	—	—
Income (loss) from discontinued operations, net of tax	$97,848	$(2,687)	$(70)

12. Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited results of operations for each of the quarters in 2016 and 2015.

	Year 2016 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenue	$3,830	$4,198	$4,462	$4,757
Gross profit	3,117	3,451	3,762	4,075
Loss from continuing operations	(4,125)	(3,085)	(151)	(3,421)
Income (loss) from discontinued operations	(3,499)	646	100,595	106
Net income (loss)	(7,624)	(2,439)	100,444	(3,315)
Basic and diluted net income (loss) per share	$(0.31)	$(0.10)	$6.64	$(0.22)
Weighted average shares outstanding - basic and diluted	24,531	24,580	15,138	15,148

	Year 2015 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30 (a)	December 31
Net revenue	$3,106	$3,285	$3,501	$3,567
Gross profit	2,444	2,595	2,893	2,930
Loss from continuing operations	(3,036)	(1,960)	(660)	(3,363)
Income (loss) from discontinued operations	(856)	843	(8,154)	5,480
Net income (loss)	(3,892)	(1,117)	(8,814)	2,117
Basic and diluted net income (loss) per share	$(0.16)	$(0.05)	$(0.36)	$0.09
Weighted average shares outstanding - basic and diluted	24,490	24,610	24,604	24,626

(a)

During the third quarter of 2015, we focused on operating the Gaia segment profitably for a quarter. Excluding allocated corporate costs and transaction related items, we achieved profitability during this quarter of $0.2 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of December 31, 2016, our management has concluded that those disclosure controls and procedures are effective.

During 2016, management commenced a review of equity-based compensation grants and the controls and processes applicable to the grant process.  We determined that existing procedures should be augmented, and, following the review, we adopted additional procedures designed to improve the processes we use when granting and reporting equity-based awards under our incentive plan.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the effectiveness of our controls in future periods is uncertain and subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 4, 2017, to be filed with the Commission pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the corporate section of our Internet website at http://ir.gaia.com/governance-docs.  Our full Board of Directors must approve in advance any waivers of the Code of Ethics with respect to any executive officer or director. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Code of Ethics” section of our Internet website located at http://ir.gaia.com/governance-docs.

Item 11.	Executive Compensation

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 4, 2017, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 4, 2017, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 4, 2017, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 4, 2017, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.
See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.
2.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. dated October 24, 1999 (incorporated by reference to Exhibit 3.1 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. dated October 4, 2006 (incorporated by reference to Exhibit 3.2 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

3.3

Articles of Amendment to the Amended and Restated Articles of Incorporation of Gaia, Inc., dated July 14, 2016 (incorporated by reference to Exhibit 3.3 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

3.4	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1*	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).

10.2*

Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.3*	Form of Restricted Stock Unit Awards Agreement under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaia’s current report on Form 8-K filed July 8, 2016).

10.4

Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014 (No. 000-27517)).

21.1	List of Gaia, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

Exhibit No.	Description
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer
February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017

/s/ Kristin Frank Kristin Frank	Director	February 28, 2017

/s/ Chris Jaeb Chris Jaeb	Director	February 28, 2017

/s/ David Maisel David Maisel	Director	February 28, 2017

/s/ Wendy Schoppert Wendy Schoppert	Director	February 28, 2017

/s/ Paul Sutherland Paul Sutherland	Director	February 28, 2017

/s/ Paul Tarell Paul Tarell	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. dated October 24, 1999 (incorporated by reference to Exhibit 3.1 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. dated October 4, 2006 (incorporated by reference to Exhibit 3.2 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

3.3

Articles of Amendment to the Amended and Restated Articles of Incorporation of Gaia, Inc., dated July 14, 2016 (incorporated by reference to Exhibit 3.3 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

3.4	Amended and Restated Bylaws of Gaiam, Inc. (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1	Form of Gaiam, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1*	Gaiam, Inc. 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).

10.2*

Form of Employee Stock Option Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.3*	Form of Restricted Stock Unit Awards Agreement, under Gaiam’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaia’s current report on Form 8-K filed July 8, 2016).

10.4

Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014 (No. 000-27517)).

21.1	List of Gaia, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates management contract or compensatory plan or arrangement.