Form 10-Q
period 2017-03-31
GAIA, INC
filed 2017-05-05
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2017
Class A Common Stock ($.0001 par value)	9,753,235
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2017, the interim results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2016.

GAIA, INC.

Condensed consolidated balance sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$45,380	$54,027
Accounts receivable	765	554
Prepaid expenses and other current assets	1,157	1,303
Total current assets	47,302	55,884

Building and land, net	16,736	16,896
Media library, software and equipment, net	14,436	12,861
Goodwill	10,609	10,609
Investments and other assets	10,969	10,946
Total assets	$100,052	$107,196
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,215	$6,672
Deferred revenue	3,059	2,434
Total current liabilities	8,274	9,106
Deferred taxes	—	553
Contingencies
Equity	91,778	97,537
Total liabilities and equity	$100,052	$107,196

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
	(unaudited)
Net revenues
Streaming	$5,209	$3,229
DVD subscription and other	575	601
Total net revenues	5,784	3,830
Cost of revenues
Streaming	743	649
DVD subscription and other	77	64
Total cost of revenues	820	713
Gross profit	4,964	3,117
Expenses:
Selling and operating	10,465	5,726
Corporate, general and administration	1,352	1,478
Total operating expenses	11,817	7,204
Loss from operations	(6,853)	(4,087)
Interest and other (expense) income, net	44	(36)
Loss before income taxes	(6,809)	(4,123)
Income tax expense (benefit)	(629)	3
Loss from continuing operations	(6,180)	(4,126)
Loss from discontinued operations, net of tax	-	(3,498)
Net loss	$(6,180)	$(7,624)
Loss per share—basic and diluted:
Continuing operations	$(0.41)	$(0.17)
Discontinued operations	—	(0.14)
Basic and diluted net loss per share	$(0.41)	$(0.31)
Weighted-average shares outstanding:
Basic and diluted	15,153	24,531

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2017	2016
	(unaudited)
Operating activities:
Net loss	$(6,180)	$(7,624)
Income from discontinued operations	-	3,498
Net loss from continuing operations	(6,180)	(4,126)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,041	923
Loss on remeasurement of foreign currency	—	(945)
Share-based compensation expense	413	140
Changes in operating assets and liabilities:
Accounts receivable, net	(211)	66
Prepaid expenses and other assets	125	242
Accounts payable and accrued liabilities	(2,004)	(1,721)
Deferred revenue	625	377
Net cash used in operating activities – continuing operations	(6,191)	(5,044)
Net cash provided by operating activities – discontinued operations	—	8,048
Net cash provided by (used in) operating activities	(6,191)	3,004
Investing activities:
Additions to media library, property and equipment	(2,456)	(1,845)
Net cash used in investing activities—continuing operations	(2,456)	(1,845)
Net cash used in investing activities—discontinued operations	—	(196)
Net cash used in investing activities	(2,456)	(2,041)
Financing activities:
Drawdowns on line of credit	—	2,000
Repayments on line of credit	—	(2,000)
Dividends paid to noncontrolling interest	—	(1,944)
Net cash used in financing activities	—	(1,944)
Effect of exchange rates on cash	—	48
Net decrease in cash	(8,647)	(933)
Cash at beginning of period	54,027	1,266
Cash at end of period	$45,380	$333

See accompanying notes to the interim condensed consolidated financial statements.

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc., was incorporated under the laws of the State of Colorado in 1988 and operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content library of over 7,900 titles is available to our subscribers on most Internet-connected devices anytime, anywhere commercial free. Our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is delivered directly to our subscribers through our streaming platform and currently curated into three channels: Yoga, Transformation and Seeking Truth. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents about 80% of total views. We complement our produced and owned content through long term, predominately exclusive, licensing agreements.

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

There have been no material changes in the Company’s significant accounting policies as disclosed in the Company’s Annual report on Form 10-K for the year ended December 31, 2016.

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

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Topic 718, Compensation – Stock Compensation. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this guidance effective January 1, 2017. The adoption impact on the consolidated condensed balance sheet was a cumulative-effect adjustment of $0.2 million, increasing opening retained earnings and decreasing paid-in capital.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, to simplify financial reporting by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment.  Under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill allocated to that reporting unit.  The new guidance effectively eliminates “Step 2” from the previous goodwill impairment test.  ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017.  We have not determined which period we will adopt the new guidance but do not expect the adoption of ASU 2017-04 to have a significant impact on the results of our goodwill impairment testing.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Based on our preliminary assessment, we do not expect the new standard to have a material impact on our reported financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard superseded most previous revenue recognition rules, and will become effective for us in the first quarter of 2018. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Our revenue transactions typically consist of a single distinct, fixed-price performance obligation that is delivered to the customer at a single point in time, or over a subscription period. We are monitoring the evolving interpretations and implementation guidance. Based on our preliminary assessment, we do not expect the new standard to have a material impact on our reported financial position or results of operations.

2. Discontinued Operations

On May 4, 2016 we sold our 51.4% equity interest in Natural Habitat, Inc., our eco-travel subsidiary, in exchange for $12.9 million in cash, and recognized a gain of $10.3 million as disclosed in our Current Report on Form 8-K filed May 10, 2016.

On July 1, 2016, we sold the assets and liabilities of our Gaiam Brand business in exchange for a gross purchase price of $167 million, subject to closing expenses and post-closing adjustments, as disclosed in our Current Reports on Form 8-K filed May 10, 2016 and July 8, 2016. Our Gaiam Brand business previously constituted the majority of our consolidated revenues and expenses, and consisted of Gaiam branded yoga, fitness and wellness consumer products.

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

The loss from discontinued operations for the quarter ended March 31, 2016, as reported on our condensed consolidated statements of operations were comprised of the following amounts:

For the Three Months Ended March 31,
(in thousands)	2016
Net revenue	$31,497
Cost of goods sold	18,224
Gross profit	13,273
Operating expenses	17,389
Loss from operations	(4,116)
Other income	545
Loss before income taxes	(3,571)
Income tax benefit	(12)
Loss from discontinued operations attributable to the non-controlling interest, net of tax	61
Loss from discontinued operations, net of tax	$(3,498)

3. Equity and Share-Based Compensation

During the first three months of 2017, we issued 704 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2017. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the three months of 2017 and 2016, we recognized $413,000 and $140,000, respectively, of associated stock compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no option exercises during the first quarter of 2017.

4. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three months ended March 31, 2017 and 2016 respectively, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

5. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. With the sale of the Gaiam Brand business in 2016, we utilized the majority of our deferred tax assets to offset the associated gains from the sale and released the valuation allowance we had in place. During 2017, we determined the historical operating losses generated by the business, combined with our plans to continue to invest in our revenue growth and generate losses for the next few years, indicated a full valuation allowance on our deferred tax assets was appropriate in 2017. As of March 31, 2017, our gross net operating loss carryforwards were $10.1 million and $0.5 million for federal and state, respectively.

6. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2017 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-Q. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, ongoing losses, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future Internet-related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We operate a global digital video subscription service with over 7,900 titles that caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most Internet-connected devices anytime, anywhere commercial free. Through our online Gaia subscription service, our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more. A subscription also allows our subscribers to download and view files from our library without being actively connected to the Internet.

Consumption of streaming video is expanding rapidly as more and more people augment their use of, or replace broadcast television and turn to, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Now and Gaia. Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other entertainment-based streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 90% of our content is available for streaming exclusively on Gaia. By offering exclusive and unique content through our streaming service, we believe we will be able to significantly expand our target subscriber base. Our available content is currently focused on yoga, transformation, seeking truth and conscious films. This content is specifically targeted to a unique customer base that is interested in alternatives and supplements to the content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions. In addition, through our investments in our streaming video technology and our user interface, we have expanded the many ways our subscription customer base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new Internet-connected devices as they are developed and creating a conscious community built on our content.

We reported losses from continuing operations of $6.2 million and $4.1 million for the three months ended March 31, 2017 and 2016, respectively.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Suite G, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600. We maintain an Internet website at www.gaia.com. The website address has been included only as a textual reference. Our website and the information contained on that website, or connected to that website, are not incorporated by reference into this Form 10-Q.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Streaming revenues	$5,209	$3,229
DVD subscription and other revenues	575	601
Cost of streaming	743	649
Cost of DVD subscription and other	77	64
Selling and operating	10,465	5,726
Corporate, general and administration	1,352	1,478
Loss from operations	(6,853)	(4,087)
Interest and other income (expense)	44	(36)
Loss before taxes	(6,809)	(4,123)
Income tax expense (benefit)	(629)	3
Net loss from continuing operations	(6,180)	(4,126)
Loss from discontinued operations, net	—	(3,498)
Net loss	$(6,180)	$(7,624)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Net revenues
Streaming	90.1%	84.3%
DVD subscription and other	9.9%	15.7%
Total net revenues	100.0%	100.0%
Cost of revenues
Cost of streaming	12.9%	16.9%
Cost of DVD subscription and other	1.3%	1.7%
Total cost of revenues	14.2%	18.6%
Gross profit	85.8%	81.4%
Expenses:
Selling and operating	180.9%	149.5%
Corporate, general and administration	23.4%	38.6%
Total expenses	204.3%	188.1%
Loss from operations	(118.5)%	(106.7)%
Interest and other income (expense)	0.8%	(0.9)%
Loss before taxes	(117.7)%	(107.6)%
Income tax expense (benefit)	(10.9)%	0.1%
Net loss from continuing operations	(106.8)%	(107.7)%
Loss from discontinued operations	0.0%	(91.3)%
Net loss	(106.8)%	(199.0)%

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Net revenue. Net revenue increased $2.0 million, or 51.0%, to $5.8 million during the first quarter of 2017, compared to $3.8 million during the first quarter of 2016. Net revenue from streaming increased $2.0 million, or 61.3%, to $5.2 million during the first quarter of 2017 from $3.2 million during the first quarter of 2016. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers.

Cost of goods sold. Cost of goods sold increased $0.1 million, or 15.0%, to $0.8 million during the first quarter of 2017, from $0.7 million during the first quarter of 2016. Cost of goods sold for streaming increased $0.1 million, or 14.5%, to $0.7 million during the first quarter of 2017 from $0.6 million during the first quarter of 2016 and, as a percentage of streaming revenue, cost of goods sold decreased to 14.2% compared to 20.1% primarily due to the lower cost of streaming associated with our higher volumes and an increase in revenue.

Selling and operating expenses. Selling and operating expenses increased $4.8 million, or 82.8%, to $10.5 million during the first quarter of 2017 from $5.7 million during the first quarter of 2016 and, as a percentage of net revenue, increased to 180.9% during the first quarter of 2017 from 149.5% during the first quarter of 2016. The increase was primarily due to increased marketing spending for subscriber acquisition due to our planned acceleration in subscriber growth rates during 2017.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.1 million, or 8.5%, to $1.4 million during the first quarter of 2017 from $1.5 million during the first quarter of 2016 and, as a percentage of net revenue, decreased to 23.4% during the first quarter of 2017 from 38.6% during the first quarter of 2016 . The change was due to a decrease in legal and accounting fees from 2016.

Loss from discontinued operations. The operations of the Gaiam Brand segment are included in loss from discontinued operations for the first quarter of 2016.

Net loss. As a result of the above factors, net loss was $(6.2) million, or $(0.41) per share, during the first quarter of 2017 compared to a net loss of $(7.6) million, or $(0.31) per share, during the first quarter of 2016. The 2016 per share amount reflects the repurchase of approximately 40% of the company’s outstanding shares in July 2016.

Seasonality

Our subscriber base growth reflects seasonal variations driven primarily by when consumers buy Internet-connected devices and, thus, tend to increase their viewing, like those of traditional TV and cable networks. Our member growth is generally greatest in the fourth and first quarter (October through March), and slowest in the May through August period. This drives quarterly variations in our spending on customer acquisition efforts, but does not drive a corresponding seasonality in net revenue.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At March 31, 2017, our cash balance was $45.3 million. We estimate that our capital expenditures, including investments in our media library, will total approximately $10.2 million for the remainder of 2017, which will be funded through our available cash balance.

Since 2007, we have had an active shelf registration with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock and to date no shares have been issued under our current shelf registration.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our stock, and potential borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. In addition, we own our corporate headquarters and could enter into additional financing or a sale/leaseback transaction to provide additional funds. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

We had no debt as of March 31, 2017.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities – continuing operations	$(6,191)	$(5,044)
Operating activities – discontinued operations	—	8,048
Operating activities	(6,191)	3,004
Investing activities – continuing operations	(2,456)	(1,845)
Investing activities—discontinued operations	—	(196)
Investing activities	(2,456)	(2,041)
Financing activities	—	(1,944)
Effects of exchange rates on cash	—	48
Net decrease in cash	$(8,647)	$(933)

Operating activities – continuing operations. Cash flow from continuing operations decreased $1.2 million during the first three months of 2017 compared to the same period in 2016. The decrease was primarily due to increased operating losses in 2017.

Operating activities – discontinued operations. Cash flow from discontinued operations decreased $8.1 million during the first three months of 2017 compared to the same period in 2016 as there were no discontinued operations in 2017.

Investing activities – continuing operations. Cash flow from investing activities – continuing operations decreased $0.6 million during the first three months of 2017 compared to the same period in 2016 primarily due to increased investment in our media library.

Financing activities. There were no cash flows from financing activities in 2017. Cash flows from financing activities in the first quarter of 2016 included dividends paid to non-controlling interest of $1.9 million associated with our former eco-travel subsidiary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of March 31, 2017, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Gaia, Inc.
(Registrant)

May 5, 2017	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

May 5, 2017	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith