Form 10-Q
period 2017-06-30
GAIA, INC
filed 2017-08-07
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2017
Class A Common Stock ($.0001 par value)	9,759,548
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2017, the interim results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. Operating results for the three and six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2016.

GAIA, INC.

Condensed consolidated balance sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$36,861	$54,027
Accounts receivable	788	554
Prepaid expenses and other current assets	1,360	1,303
Total current assets	39,009	55,884

Building and land, net	16,575	16,896
Media library, software and equipment, net	16,593	12,861
Goodwill	10,609	10,609
Investments and other assets	11,001	10,946
Total assets	$93,787	$107,196
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,674	$6,672
Deferred revenue	3,178	2,434
Total current liabilities	7,852	9,106
Deferred taxes	—	553
Contingencies
Equity	85,935	97,537
Total liabilities and equity	$93,787	$107,196

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net revenues
Streaming	$6,057	$3,610	$11,266	$6,839
DVD subscription and other	501	588	1,076	1,189
Total net revenues	6,558	4,198	12,342	8,028
Cost of revenues
Streaming	844	667	1,585	1,316
DVD subscription and other	67	80	145	144
Total cost of revenues	911	747	1,730	1,460
Gross profit	5,647	3,451	10,612	6,568
Expenses:
Selling and operating	10,562	4,992	21,028	10,847
Corporate, general and administration	1,439	1,426	2,792	2,776
Total operating expenses	12,001	6,418	23,820	13,623
Loss from operations	(6,354)	(2,967)	(13,208)	(7,055)
Interest and other (expense) income, net	44	(117)	88	(153)
Loss before income taxes	(6,310)	(3,084)	(13,120)	(7,208)
Income tax expense (benefit)	-	1	(629)	2
Loss from continuing operations	(6,310)	(3,085)	(12,491)	(7,210)
Income (loss) from discontinued operations, net of tax	-	646	-	(2,854)
Net loss	$(6,310)	$(2,439)	$(12,491)	$(10,064)
Income (loss) per share—basic and diluted:
Continuing operations	$(0.42)	$(0.13)	$(0.82)	$(0.29)
Discontinued operations	—	0.03	—	(0.12)
Basic and diluted net loss per share	$(0.42)	$(0.10)	$(0.82)	$(0.41)
Weighted-average shares outstanding:
Basic and diluted	15,157	24,580	15,155	24,555

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2017	2016
	(unaudited)
Operating activities:
Net loss	$(12,491)	$(10,064)
Income from discontinued operations	-	2,854
Loss from continuing operations	(12,491)	(7,210)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,171	1,911
Share-based compensation expense	848	90
Changes in operating assets and liabilities:
Accounts receivable, net	(234)	(97)
Prepaid expenses and other assets	(110)	(419)
Accounts payable and accrued liabilities	(2,542)	479
Deferred revenue	744	443
Net cash used in operating activities – continuing operations	(11,614)	(4,803)
Net cash provided by operating activities – discontinued operations	—	3,251
Net cash used in operating activities	(11,614)	(1,552)
Investing activities:
Additions to media library, property and equipment	(5,582)	(3,951)
Proceeds from the sale of Natural Habitat	—	11,333
Net cash provided by (used in) investing activities—continuing operations	(5,582)	7,382
Net cash used in investing activities—discontinued operations	—	(319)
Net cash provided by (used in) investing activities	(5,582)	7,063
Financing activities:
Proceeds from the issuance of stock	30	1,379
Drawdowns on line of credit	—	3,000
Repayments on line of credit	—	(3,000)
Dividends paid to noncontrolling interest	—	(1,944)
Net cash provided by (used in) financing activities	30	(565)
Net increase (decrease) in cash	(17,166)	4,946
Cash at beginning of period	54,027	1,266
Cash at end of period	$36,861	$6,212

See accompanying notes to the interim condensed consolidated financial statements.

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc., was incorporated under the laws of the State of Colorado in 1988 and operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content library of approximately 8,000 titles is available to our subscribers on most Internet-connected devices anytime, anywhere commercial free. Our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, to simplify financial reporting by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment.  Under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill allocated to that reporting unit.  The new guidance effectively eliminates “Step 2” from the previous goodwill impairment test.  ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017.  We have not determined if we will adopt the new guidance early, but do not expect the adoption of ASU 2017-04 to have a significant impact on the results of our goodwill impairment testing.

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

2. Discontinued Operations

On May 4, 2016, we sold our 51.4% equity interest in Natural Habitat, Inc., our eco-travel subsidiary, in exchange for $12.9 million in cash, and recognized a gain of $10.3 million as disclosed in our Current Report on Form 8-K filed May 10, 2016.

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

The loss from discontinued operations for the three and six months ended June 30, 2016, as reported on our condensed consolidated statements of operations, were comprised of the following amounts:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2016	2016
Net revenue	$21,130	$52,627
Cost of goods sold	14,640	32,975
Gross profit	6,490	19,652
Operating expenses	15,321	32,599
Loss from operations	(8,831)	(12,947)
Other income (expense)	(310)	234
Loss before income taxes	(9,141)	(12,713)
Income tax benefit	(170)	(158)
Loss from discontinued operations attributable to the non-controlling interest, net of tax	(370)	(310)
Loss from the operation of discontinued operations	(9,681)	(13,181)
Gain on Sale of Natural Habitat, net of tax	10,327	10,327
Income (loss) from discontinued operations, net of tax	$646	$(2,854)

3. Equity and Share-Based Compensation

During the first six months of 2017, we issued 1,017 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2017. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first six months of 2017 and 2016, we recognized $0.9 million and $0.1 million respectively, of associated stock compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were 6,000 options exercised during the first six months of 2017, with net proceeds of $30,000.

4. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all shares of common stock underlying stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three and six months ended June 30, 2017 and 2016 respectively, as the inclusion of all underlying common shares would have been anti-dilutive.

5. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. With the sale of the Gaiam Brand business in 2016, we utilized the majority of our deferred tax assets to offset the associated gains from the sale and released the valuation allowance we had in place. During 2017, we determined the historical operating losses generated by the business, combined with our plans to continue to invest in our revenue growth and generate losses for the next few years, indicated a full valuation allowance on our deferred tax assets was appropriate. As of June 30, 2017, our gross net operating loss carryforwards were $14.2 million and $0.7 million for federal and state, respectively.

6. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2017 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Overview and Outlook

We operate a global digital video subscription service with approximately 8,000 titles that caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most Internet-connected devices anytime, anywhere commercial free. Through our online Gaia subscription service, our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more. A subscription also allows our subscribers to download and view files from our library without being actively connected to the Internet.

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

We reported losses from continuing operations of $12.5 million and $7.2 million for the six months ended June 30, 2017 and 2016, respectively.

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

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Streaming revenues	$6,057	$3,610	$11,266	$6,839
DVD subscription and other revenues	501	588	1,076	1,189
Cost of streaming	844	667	1,585	1,316
Cost of DVD subscription and other	67	80	145	144
Selling and operating	10,562	4,992	21,028	10,847
Corporate, general and administration	1,439	1,426	2,792	2,776
Loss from operations	(6,354)	(2,967)	(13,208)	(7,055)
Interest and other income (expense)	44	(117)	88	(153)
Loss before taxes	(6,310)	(3,084)	(13,120)	(7,208)
Income tax expense (benefit)	—	1	(629)	2
Loss from continuing operations	(6,310)	(3,085)	(12,491)	(7,210)
Income (loss) from discontinued operations, net of tax	—	646	—	(2,854)
Net loss	$(6,310)	$(2,439)	$(12,491)	$(10,064)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues
Streaming	92.4%	86.0%	91.3%	85.2%
DVD subscription and other	7.6%	14.0%	8.7%	14.8%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Cost of streaming	13.0%	15.9%	12.8%	16.4%
Cost of DVD subscription and other	0.9%	1.9%	1.2%	1.8%
Total cost of revenues	13.9%	17.8%	14.0%	18.2%
Gross profit	86.1%	82.2%	86.0%	81.8%
Expenses:
Selling and operating	161.1%	118.9%	170.4%	135.1%
Corporate, general and administration	21.9%	34.0%	22.6%	34.6%
Total expenses	183.0%	152.9%	193.0%	169.7%
Loss from operations	(96.9)%	(70.7)%	(107.0)%	(87.9)%
Interest and other income (expense)	0.7%	(2.8)%	0.7%	(1.9)%
Loss before taxes	(96.2)%	(73.5)%	(106.3)%	(89.8)%
Income tax expense (benefit)	(—)%	0.0%	(5.1)%	0.0%
Loss from continuing operations	(96.2)%	(73.5)%	(101.2)%	(89.8)%
Income (loss) from discontinued operations, net of tax	0.0%	15.4%	0.0%	(35.6)%
Net loss	(96.2)%	(58.1)%	(101.2)%	(125.4)%

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Net revenue. Net revenue increased $2.4 million, or 56.2%, to $6.6 million during the second quarter of 2017, compared to $4.2 million during the second quarter of 2016. Net revenue from streaming increased $2.5 million, or 67.8%, to $6.1 million during the second quarter of 2017 from $3.6 million during the second quarter of 2016. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers.

Cost of revenues. Cost of revenues increased $0.2 million, or 22.0%, to $0.9 million during the second quarter of 2017, from $0.7 million during the second quarter of 2016. Cost of streaming revenues increased $0.2 million, or 26.5%, to $0.9 million during the second quarter of 2017 from $0.7 million during the second quarter of 2016 and, as a percentage of streaming revenue, cost of streaming revenue decreased to 14.0% compared to 18.6% primarily due to the relatively fixed streaming costs offset by our higher volumes and an increase in revenue.

Selling and operating expenses. Selling and operating expenses increased $5.6 million, or 111.6%, to $10.6 million during the second quarter of 2017 from $5.0 million during the second quarter of 2016 and, as a percentage of net revenue, increased to 161.1% during the second quarter of 2017 from 118.9% during the second quarter of 2016. The increase was primarily due to increased marketing spending for subscriber acquisition due to our planned acceleration in subscriber growth rates during 2017.

Corporate, general and administration expenses. Corporate, general and administration expenses remained the same during the second quarter of 2017 compared to the same period of 2016 at $1.4 million and, as a percentage of net revenue, decreased to 21.9% during the second quarter of 2017 from 34.0% during the second quarter of 2016, due to increased revenues in 2017.

Income from discontinued operations. The operations of the Gaiam Brand segment are included in income from discontinued operations for the second quarter of 2016.

Net loss. As a result of the above factors, net loss was $(6.3) million, or $(0.42) per share, during the second quarter of 2017 compared to a net loss of $(2.4) million, or $(0.10) per share, during the second quarter of 2016. The 2017 per share amount reflects the repurchase of approximately 40% of the company’s outstanding shares in July 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Net revenue. Net revenue increased $4.3 million, or 53.7%, to $12.3 million during the first six months of 2017, compared to $8.0 million during the first six months of 2016. Net revenue from streaming increased $4.5 million, or 64.7%, to $11.3 million during the first six months of 2017 from $6.8 million during the first six months of 2016. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers.

Cost of revenues. Cost of revenues increased $0.2 million, or 18.5%, to $1.7 million during the first six months of 2017, from $1.5 million during the first six months of 2016. Cost of streaming revenues increased $0.3 million, or 20.4%, to $1.6 million during the first six months of 2017 from $1.3 million during the first six months of 2016 and, as a percentage of streaming revenue, cost of streaming revenue decreased to 14.2% compared to 19.3% primarily due to relatively fixed streaming costs offset by our higher volumes and an increase in revenue.

Selling and operating expenses. Selling and operating expenses increased $10.2 million, or 93.9%, to $21.0 million during the first six months of 2017 from $10.8 million during the first six months of 2016 and, as a percentage of net revenue, increased to 170.4% during the first six months of 2017 from 135.1% during the first six months of 2016. The increase was primarily due to increased marketing spending for subscriber acquisition due to our planned acceleration in subscriber growth rates during 2017.

Corporate, general and administration expenses. Corporate, general and administration expenses remained the same during the first six months of 2017 compared to the same period of 2016 at $2.8 million and, as a percentage of net revenue, decreased to 22.6% during the first six months of 2017 from 34.6% during the first six months of 2016, due to increased revenues in 2017.

Loss from discontinued operations. The operations of the Gaiam Brand segment are included in loss from discontinued operations for the first six months of 2016.

Net loss. As a result of the above factors, net loss was $(12.5) million, or $(0.82) per share, during the first six months of 2017 compared to a net loss of $(10.1) million, or $(0.41) per share, during the first six months of 2016. The 2017 per share amount reflects the repurchase of approximately 40% of the company’s outstanding shares in July 2016.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At June 30, 2017, our cash balance was $36.9 million. We estimate that our capital expenditures, including investments in our media library, will total approximately $6.5 million for the remainder of 2017, which will be funded through our available cash balance.

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

We had no debt as of June 30, 2017.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities – continuing operations	$(11,614)	$(4,803)
Operating activities – discontinued operations	—	3,251
Operating activities	(11,614)	(1,552)
Investing activities – continuing operations	(5,582)	7,382
Investing activities—discontinued operations	—	(319)
Investing activities	(5,582)	7,063
Financing activities	30	(565)
Net increase (decrease) in cash	$(17,166)	$4,946

Operating activities – continuing operations. Cash flow from continuing operations decreased $6.8 million during the first six months of 2017 compared to the same period in 2016. The decrease was primarily due to increased marketing spend due to accelerated growth in 2017.

Operating activities – discontinued operations. Cash flow from discontinued operations decreased $3.3 million during the first six months of 2017 compared to the same period in 2016 as there were no discontinued operations in 2017.

Investing activities – continuing operations. Cash flow from investing activities – continuing operations decreased $13.0 million during the first six months of 2017 compared to the same period in 2016 primarily due to increased investment in our media library.

Financing activities. Cash flow from financing activities increased $0.6 million during the first six months of 2017. Cash flows from financing activities during the first six months of 2016 included dividends paid to non-controlling interest of $1.9 million associated with our former eco-travel subsidiary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of June 30, 2017, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gaia, Inc.
(Registrant)

August 7, 2017	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

August 7, 2017	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith