Form 10-Q
period 2017-09-30
GAIA, INC
filed 2017-11-07
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2017
Class A Common Stock ($.0001 par value)	9,768,072
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2017, the interim results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. Operating results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2016.

GAIA, INC.

Condensed consolidated balance sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$30,107	$54,027
Accounts receivable	836	554
Prepaid expenses and other current assets	2,505	1,303
Total current assets	33,448	55,884

Building and land, net	17,055	16,896
Media library, software and equipment, net	18,722	12,861
Goodwill	10,609	10,609
Investments and other assets	11,000	10,946
Total assets	$90,834	$107,196
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,318	$6,672
Deferred revenue	3,253	2,434
Total current liabilities	9,571	9,106
Deferred taxes	—	553
Contingencies
Equity	81,263	97,537
Total liabilities and equity	$90,834	$107,196

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net revenues
Streaming	$7,025	$3,802	$18,290	$10,641
DVD subscription and other	497	660	1,574	1,849
Total net revenues	7,522	4,462	19,864	12,490
Cost of revenues
Streaming	958	636	2,541	1,952
DVD subscription and other	79	65	225	209
Total cost of revenues	1,037	701	2,766	2,161
Gross profit	6,485	3,761	17,098	10,329
Expenses:
Selling and operating	10,784	6,536	31,812	17,383
Corporate, general and administration	1,528	1,439	4,321	4,215
Total operating expenses	12,312	7,975	36,133	21,598
Loss from operations	(5,827)	(4,214)	(19,035)	(11,269)
Interest and other (expense) income, net	62	20	150	(133)
Loss before income taxes	(5,765)	(4,194)	(18,885)	(11,402)
Income tax benefit	(131)	(4,043)	(760)	(4,041)
Loss from continuing operations	(5,634)	(151)	(18,125)	(7,361)
Income from discontinued operations, net of tax	429	100,595	429	97,741
Net Income (loss)	$(5,205)	$100,444	$(17,696)	$90,380
Income (loss) per share—basic and diluted:
Continuing operations	$(0.37)	$(0.01)	$(1.20)	$(0.34)
Discontinued operations	0.03	6.65	0.03	4.56
Basic and diluted net income (loss) per share	$(0.34)	$6.64	$(1.17)	$4.22
Weighted-average shares outstanding:
Basic and diluted	15,161	15,138	15,157	21,417

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
	(unaudited)
Operating activities:
Net income (loss)	$(17,696)	$90,380
Income from discontinued operations	(429)	(97,741)
Loss from continuing operations	(18,125)	(7,361)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,452	2,757
Share-based compensation expense	1,254	381
Changes in operating assets and liabilities:
Accounts receivable, net	(282)	(211)
Prepaid expenses and other assets	(1,254)	(584)
Accounts payable and accrued liabilities	(820)	329
Deferred revenue	819	540
Net cash used in operating activities – continuing operations	(14,956)	(4,149)
Net cash used in operating activities – discontinued operations	429	(4,849)
Net cash used in operating activities	(14,527)	(8,998)
Investing activities:
Additions to media library, property and equipment	(9,472)	(4,484)
Purchase of investment	—	(10,020)
Net cash used in investing activities—continuing operations	(9,472)	(14,504)
Net cash provided by investing activities—discontinued operations	—	161,808
Net cash provided by (used in) investing activities	(9,472)	147,304
Financing activities:
Proceeds from the issuance of stock	79	994
Repurchases of stock	—	(76,168)
Drawdowns on line of credit	—	3,000
Repayments on line of credit	—	(3,000)
Dividends paid to noncontrolling interest	—	(1,944)
Net cash provided by (used in) financing activities	79	(77,118)
Net increase (decrease) in cash	(23,920)	61,188
Cash at beginning of period	54,027	1,266
Cash at end of period	$30,107	$62,454

See accompanying notes to the interim condensed consolidated financial statements.

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc., was incorporated under the laws of the State of Colorado in 1988 and operates a global digital video subscription service and community that caters to a unique and underserved subscriber base. Our digital content library of over 8,000 titles is available to our subscribers on most Internet-connected devices anytime, anywhere, commercial free. Our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is delivered directly to our subscribers through our streaming platform and currently curated into three channels: Yoga, Transformation and Seeking Truth. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents over 80% of total views on Gaia. We complement our produced and owned content through long term, predominately exclusive, licensing agreements.

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

There have been no material changes in our significant accounting policies as disclosed in our Annual report on Form 10-K for the year ended December 31, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard superseded most previous revenue recognition rules, and will become effective for us in the first quarter of 2018. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Our revenue transactions typically consist of a single, distinct, fixed-price performance obligation that is delivered to the customer at a single point in time, or over a subscription period. The Company will adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Because the Company's primary source of revenues are from subscription fees which are recognized ratably over each subscription period, we do not expect the impact on our consolidated financial statements to be material.

2. Discontinued Operations

On May 4, 2016, we sold our 51.4% equity interest in Natural Habitat, Inc., our eco-travel subsidiary, in exchange for $12.9 million, and recognized a gain of $10.3 million as disclosed in our Current Report on Form 8-K filed May 10, 2016.

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

The Gaiam Brand business and our interest in our eco-travel subsidiary constituted all the assets and liabilities of our Gaiam Brand segment. The assets and liabilities, operating results, and cash flows of our Gaiam Brand segment are presented as discontinued operations, separate from our continuing operations, for applicable periods presented in these interim condensed consolidated financial statements and footnotes, unless otherwise indicated.

Income from discontinued operations for the three and nine months ended September 30, 2017, as reported on our condensed consolidated statements of operations, is comprised of an income tax benefit of $0.4 million.

The income from discontinued operations for the three and nine months ended September 30, 2016 , as reported on our condensed consolidated statements of operations, were comprised of the following amounts:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2016	2016
Net revenue	$—	$52,627
Cost of goods sold	—	32,975
Gross profit	—	19,652
Operating expenses	1,042	33,641
Loss from operations	(1,042)	(13,989)
Other income (expense)	—	234
Loss before income taxes	(1,042)	(13,755)
Income tax benefit	(4,989)	(4,831)
Loss from discontinued operations attributable to the non-controlling interest, net of tax	—	(310)
Income (loss) from the operation of discontinued operations	3,947	(9,234)
Gain on sale of Gaiam Brand segment, net of tax	100,388	110,715
Write-off of assets impacted by, but not included in sale	3,740	3,740
Income from discontinued operations, net of tax	$100,595	$97,741

3. Equity and Share-Based Compensation

During the first nine months of 2017, we issued 1,059 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2017. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first nine months of 2017 and 2016, we recognized $1.3 million and $0.4 million respectively, of associated stock compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were 14,300 options exercised during the first nine months of 2017, with net proceeds of $0.1 million.

4. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all shares of common stock underlying stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2017 and 2016 respectively, as the inclusion of all underlying common shares would have been anti-dilutive.

5. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. With the sale of the Gaiam Brand business in 2016, we utilized the majority of our deferred tax assets to offset the associated gains from the sale and released the valuation allowance we had in place. During 2017, we determined the historical operating losses generated by the business, combined with our plans to continue to invest in our revenue growth and generate losses for the next few years, indicated a full valuation allowance on our deferred tax assets was appropriate. As of September 30, 2017, our gross net operating loss carryforwards were $16.7 million and $0.8 million for federal and state, respectively.

6. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some legal proceedings may be disposed of or decided unfavorably to us and in excess of accrued amounts, if any. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2017, and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-Q. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, ongoing losses, competition, loss of key personnel, pricing, brand reputation, acquisitions, availability of capital, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future Internet-related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We operate a global digital video subscription service with over 8,000 titles that caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most Internet-connected devices anytime, anywhere, commercial free. Through our online Gaia subscription service, our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more. A subscription also allows our subscribers to download and view files from our library without being actively connected to the Internet.

Consumption of streaming video is expanding rapidly as more and more people augment their use of, or replace broadcast television and turn to, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Now and Gaia. Our position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other entertainment-based streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 90% of our content is available for streaming exclusively through a subscription to Gaia. By offering exclusive and unique content through our streaming service, we believe we will be able to significantly expand our target subscriber base. Our available content is currently focused on yoga, transformation, seeking truth and conscious films. This content is specifically targeted to a unique customer base that is interested in alternatives and supplements to the content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions. In addition, through our investments in our streaming video technology and our user interface, we have expanded the many ways our subscription customer base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new Internet-connected devices as they are developed and creating a conscious community built on our content.

We reported losses from continuing operations of $18.1 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Suite G, Louisville, CO 80027-2452. Our telephone number is (303) 222-3600. We maintain an Internet website at www.gaia.com. The website address has been included only as a textual reference. Our website and the information contained on that website, or connected to that website, are not incorporated by reference into this Form 10-Q.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Streaming revenues	$7,025	$3,802	$18,290	$10,641
DVD subscription and other revenues	497	660	1,574	1,849
Cost of streaming	958	636	2,541	1,952
Cost of DVD subscription and other	79	65	225	209
Selling and operating	10,784	6,536	31,812	17,383
Corporate, general and administration	1,528	1,439	4,321	4,215
Loss from operations	(5,827)	(4,214)	(19,035)	(11,269)
Interest and other income (expense)	62	20	150	(133)
Loss before taxes	(5,765)	(4,194)	(18,885)	(11,402)
Income tax benefit	(131)	(4,043)	(760)	(4,041)
Loss from continuing operations	(5,634)	(151)	(18,125)	(7,361)
Income from discontinued operations, net of tax	429	100,595	429	97,741
Net loss	$(5,205)	$100,444	$(17,696)	$90,380

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues
Streaming	93.4%	85.2%	92.1%	85.2%
DVD subscription and other	6.6%	14.8%	7.9%	14.8%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Cost of streaming	12.8%	14.3%	12.8%	15.6%
Cost of DVD subscription and other	1.0%	1.4%	1.1%	1.7%
Total cost of revenues	13.8%	15.7%	13.9%	17.3%
Gross profit	86.2%	84.3%	86.1%	82.7%
Expenses:
Selling and operating	143.4%	146.5%	160.1%	139.2%
Corporate, general and administration	20.3%	32.2%	21.8%	33.7%
Total expenses	163.7%	178.7%	181.9%	172.9%
Loss from operations	(77.5)%	(94.4)%	(95.8)%	(90.2)%
Interest and other income (expense)	0.8%	0.4%	0.8%	(1.1)%
Loss before taxes	(76.7)%	(94.0)%	(95.0)%	(91.3)%
Income tax benefit	(1.7)%	(90.6%)	(3.8)%	(32.4)%
Loss from continuing operations	(75.0)%	(3.4)%	(91.1)%	(58.9)%
Income from discontinued operations, net of tax	5.7%	2254.5%	2.2%	782.6%
Net loss	(69.3)%	2251.1%	(89.0)%	723.7%

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Net revenue. Net revenue increased $3.0 million, or 68.6%, to $7.5 million during the third quarter of 2017, compared to $4.5 million during the third quarter of 2016. Net revenue from streaming increased $3.2 million, or 84.8%, to $7.0 million during the third quarter of 2017 from $3.8 million during the third quarter of 2016. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers.

Cost of revenues. Cost of revenues increased $0.3 million, or 47.9%, to $1.0 million during the third quarter of 2017, from $0.7 million during the third quarter of 2016. Cost of streaming revenues increased $0.4 million, or 50.6%, to $1.0 million during the third quarter of 2017 from $0.6 million during the third quarter of 2016, and as a percentage of streaming revenue, cost of streaming revenue decreased to 13.7% compared to 16.8% primarily due to the relatively fixed streaming costs offset by our higher volumes and an increase in revenue.

Selling and operating expenses. Selling and operating expenses increased $4.3 million, or 65.0%, to $10.8 million during the third quarter of 2017 from $6.5 million during the third quarter of 2016, and as a percentage of net revenue, decreased to 143.4% during the third quarter of 2017 from 146.5% during the third quarter of 2016. The increase in expenses was primarily due to increased marketing spending for subscriber acquisition due to our planned acceleration in subscriber growth rates. The decrease as a percentage of revenues is due to revenue growth in excess of spend growth in 2017 due to increased marketing efficiencies.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million, or 2.9%, to $1.5 million during the third quarter of 2017 from $1.4 million during the third quarter of 2016 and, as a percentage of net revenue, decreased to 20.3% during the third quarter of 2017 from 32.2% during the third quarter of 2016, due primarily to the increase in revenues during 2017.

Income from discontinued operations. The operations of the Gaiam Brand segment and the related gain on disposal are included in income from discontinued operations for the third quarter of 2016.

Net income (loss). As a result of the above factors, net loss was $(5.2) million, or $(0.34) per share, during the third quarter of 2017 compared to a net income of $100.4 million, or $6.64 per share, during the third quarter of 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Net revenue. Net revenue increased $7.4 million, or 59.0%, to $19.9 million during the first nine months of 2017, compared to $12.5 million during the first nine months of 2016. Net revenue from streaming increased $7.7 million, or 71.9%, to $18.3 million during the first nine months of 2017 from $10.6 million during the first nine months of 2016. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers.

Cost of revenues. Cost of revenues increased $0.6 million, or 28.0%, to $2.8 million during the first nine months of 2017, from $2.2 million during the first nine months of 2016. Cost of streaming revenues increased $0.5 million, or 30.2%, to $2.5 million during the first nine months of 2017 from $2.0 million during the first nine months of 2016 and, as a percentage of streaming revenue, cost of streaming revenue decreased to 14.0% compared to 18.4% primarily due to relatively fixed streaming costs offset by our higher volumes and an increase in revenue.

Selling and operating expenses. Selling and operating expenses increased $14.4 million, or 83.0%, to $31.8 million during the first nine months of 2017 from $17.4 million during the first nine months of 2016, and as a percentage of net revenue, increased to 160.1% during the first nine months of 2017 from 139.2% during the first nine months of 2016. The increase was primarily due to increased marketing spending for subscriber acquisition due to our planned acceleration in subscriber growth rates during 2017.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million, or 1.4%, to $4.3 million during the first nine months of 2017 from $4.2 million during the first nine months of 2016 and, as a percentage of net revenue, decreased to 21.8 % during the first nine months of 2017 from 33.7% during the first nine months of 2016, due primarily to the increase in revenues during 2017.

Income from discontinued operations. The operations of the Gaiam Brand segment and the related gain on disposal are included in income from discontinued operations for the first nine months of 2016.

Net income (loss). As a result of the above factors, net loss was $(17.7) million, or $(1.17) per share, during the first nine months of 2017 compared to a net income of $90.4 million, or $4.22 per share, during the first nine months of 2016.

Seasonality

Our subscriber base growth reflects seasonal variations driven primarily by when consumers tend to increase their viewing, like those of traditional TV and cable networks. Our member growth is generally greatest in the fourth and first quarter (October through March), and slowest in the May through August period. This drives quarterly variations in our spending on customer acquisition efforts, but does not drive a corresponding seasonality in net revenue.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At September 30, 2017, our cash balance was $30.1 million. We estimate that our capital expenditures, including investments in our media library, will total approximately $3.5 million for the remainder of 2017, which will be funded through our available cash balance.

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

We had no debt as of September 30, 2017.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities – continuing operations	$(14,956)	$(4,149)
Operating activities – discontinued operations	429	(4,849)
Operating activities	(14,527)	(8,998)
Investing activities – continuing operations	(9,472)	(14,504)
Investing activities—discontinued operations	—	161,808
Investing activities	(9,472)	147,304
Financing activities	79	(77,118)
Net increase (decrease) in cash	$(23,920)	$61,188

Operating activities – continuing operations. Cash flow from continuing operations decreased $10.4 million during the first nine months of 2017 compared to the same period in 2016. The decrease was primarily due to increased marketing spend due to accelerated growth in 2017.

Operating activities – discontinued operations. Cash flow from discontinued operations increased $5.2 million during the first nine months of 2017 compared to the same period in 2016 as the only activity in 2017 was related to income tax provision adjustments.

Investing activities – continuing operations. Cash flow from investing activities – continuing operations increased $5.0 million during the first nine months of 2017 compared to the same period in 2016 primarily due to increased investment in our media library in 2017 offset by an investment made in 2016.

Financing activities. Cash flow from financing activities increased $77.2 million during the first nine months of 2017 compared to the same period in 2016, primarily due to our use of $76.2 million to repurchase 9,636,848 shares of Class A common stock and 842,114 stock options in our issuer tender offer completed in July 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of September 30, 2017, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Gaia, Inc.
(Registrant)

November 6, 2017	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

November 6, 2017	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)