Form 10-K
period 2017-12-31
GAIA, INC
filed 2018-02-27
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-27517

GAIA, INC.

(Exact name of Registrant as specified in its Charter)

Colorado	84-1113527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
833 WEST SOUTH BOULDER ROAD LOUISVILLE, CO 80027
(Address of principal executive offices, including zip code)
(303) 222-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.0001 Par Value	NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2017, was $98,230,000. The registrant does not have non-voting common equity.

The number of shares of Registrant’s Common Stock outstanding as of February 14, 2018 was 9,789,743 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2018 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

PART I

Item 1.	Business

Our Business

Gaia, Inc., was incorporated under the laws of the State of Colorado on July 7, 1988 and operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content library of over 8,000 titles is available to our subscribers on most internet-connected devices anytime, anywhere commercial free. Our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming.

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

Our Content Channels

From the beginning, we have focused on establishing exclusive rights to unique content through in-house productions, licensing and strategic content acquisitions. Today, our network includes the following channels:

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

The Streaming Video Market and Gaia

Consumption of streaming video is expanding rapidly as more and more people augment their use of, or replace broadcast television with, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu Plus, HBO Now and Gaia. The streaming video market includes various free, ad-supported and subscription service offerings focused on various genres, including films, broadcast and original series, fitness and educational content.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other mostly entertainment-based streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 90% of our content is available for streaming exclusively on Gaia to most internet-connected devices. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target subscriber base. Gaia believes the current size of our potential target market represents approximately 15% of internet users that currently pay for a streaming video service.

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

International Rights – The strength of our proprietary content library created by our original content production strategy and our unique approach to content licensing have provided us with a library of niche content to which we hold exclusive worldwide distribution rights that we believe would be difficult to acquire in today’s market. By obtaining these rights, we have created a significant barrier to entry for competitors in our content niches and have given ourselves the potential to reach a worldwide subscriber base with no additional licensing costs. Based on viewership, approximately 90% of our library is available worldwide.

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

•	Seeking Truth, Gaia offers category-leading talent that enables us to draw the most popular and authentic speakers, authors and experts in the alternative media world.

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

International Market Expansion – We believe the international streaming segment represents a significant long-term growth opportunity for us as people around the world begin to adopt the viewing behaviors of the U.S. market. Our exclusive worldwide streaming rights allow us to expand internationally by adding foreign language support to our service without having to invest in local foreign operations. Today, approximately 30% of our subscribers are outside of the United States.

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

History

We started as a conscious media and products company distributing conscious and non-theatrical media, with a maximum reach of approximately 70,000 retail doors in the United States. Over the past few years we divested several businesses, including our DVD distribution business and our Gaiam Brand consumer products business, for combined gains of over $150 million.

We also expanded the number of conscious media titles with our 2007 acquisition of the entire content library of Wisdom Television. Wisdom operated for 20 years as a cable and satellite channel. Wisdom was the only TV channel that remained dedicated, year after year, to conscious media. With our acquisition of their digital media library we expanded our unique library of content directed at independent and progressive thinkers.

In 2012, we brought our streaming video service out of beta-test status, and focused our efforts on growing our streaming subscription services domestically and internationally by expanding our streaming content, enhancing our user interface and extending our streaming content to even more internet-connected devices.

In 2013, we further expanded the digital yoga content available to our subscribers, and expanded our presence and subscriber base in the yoga community through our acquisition of My Yoga Online, the largest streaming yoga media service in Canada.

In 2016, we relaunched gaia.com with an entirely new technology stack at its core. The new site was built to optimize the speed and performance of streaming video playback, provide a unique and customized site experience for every subscriber and provide the foundation for our planned expansion into foreign languages.

In July 2017, we launched Spanish as our first non-English language offering with over 500 native language titles. German was launched in the fall of 2017, with French planned for early 2018.

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

Employees

As of February 16, 2018, we had approximately 130 employees, all of which are full-time employees. None of our employees are covered by a collective bargaining agreement.

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

Discontinued Operations

During 2016, we sold our equity interest in Natural Habitat, Inc. (“Natural Habitat”), our eco-travel subsidiary, in exchange for $13 million in cash, and recognized a gain of $10 million as disclosed in our Current Report on Form 8-K filed May 10, 2016 with the Securities and Exchange Commission.

During 2016, we also sold the assets and liabilities of our Gaiam Brand business in exchange for a gross purchase price of $167 million, and recognized a gain of $115 million before taxes. Our Gaiam Brand business previously constituted the majority of our consolidated revenues and expenses, and consisted of Gaiam branded yoga, fitness and wellness consumer products, and content (excluding the streaming rights).

We report these businesses as discontinued operations, and, accordingly, we have reclassified their financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.

Website and Available Information

Our corporate website at www.gaia.com provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our www.gaia.com website also features a library of information and articles on personal development and healthy lifestyles, along with an extensive offering of video content. We believe our website provides us with an opportunity to deepen our relationships with our customers and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Forms 10-K, 10-Q and 8-K and amendments thereto. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

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

We have experienced significant subscriber growth since we began our subscription business in 2007. Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality streaming experience. Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain subscribers. We compete for screen viewing time with multichannel video programming distributors providing free-on-demand content through authenticated internet applications, internet-based movie and TV content providers, including both those that provide legal and illegal (or pirated) streaming video content, and streaming video retail stores, among others. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers.

In addition, many of our subscribers originate from word-of-mouth advertising from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Subscribers cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory availability of content, competitive services providing a better value or experience and customer service issues not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to sustain and grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace these subscribers with new subscribers.

If we are unable to compete effectively, our business will be adversely affected.

The market for streaming content is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of streaming content continue to develop at a fast pace. Through new and existing distribution channels, consumers are afforded various means for consuming streaming content. The various economic models underlying these differing means of streaming content delivery include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the streaming content market. Several competitors have longer operating histories, larger customer bases, and stronger brand recognition than we do and have significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology and marketing. New entrants may enter the market with unique service offerings or approaches to providing streaming content and other companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase market share and revenues, and achieve profitability.

We could be harmed by data loss or other security breaches.

As a result of our services being internet-based and the fact that we process, store, and transmit data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our suppliers’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although we have implemented systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party supplier, such measures cannot provide absolute security.

We have had operating losses, and we cannot assure future profitability.

We reported losses from continuing operations of $23.7 million, $10.8 million and $9.0 million for fiscal years 2017, 2016 and 2015, respectively (excluding the results from operations we sold including a pre-tax gain of $124.8 million in 2016). We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

If we are not able to manage change and growth, our business could be adversely affected.

We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both subscribers and features related to our service, as well as continuing to provide our Spiritual Cinema Circle monthly DVD subscription offerings for an additional fee. As we expand internationally, we are managing our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and internet video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party internet-based or “cloud” computing services. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations, our business could be adversely affected.

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

As a distributor of content, we face potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we produce, license and/or distribute. We also face potential liability for content used in promoting our service, including marketing materials and features on our website such as subscriber reviews.

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

Any significant disruption in our network or information systems or those of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our network and information systems and those of third parties that we utilize in our operations. We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently providing services to our customers, which may reduce the attractiveness of our services. If we are unable to effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

Our systems may be subject to damage or interruption from adverse weather conditions, natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Interruptions in these systems, or to the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver content to our subscribers. Service interruptions, errors in our software or the unavailability of network or information systems used in our operations could diminish the overall attractiveness of our subscribership service to existing and potential subscribers.

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

Any significant disruption in or unauthorized access to our network or information systems or those of third parties that we utilize in our operations arising from cyber-attacks could result in a loss or degradation of service, unauthorized disclosure of data (including subscriber and corporate information), or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our network and information systems and those of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems may experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any successful attempt by hackers to obtain our data (including subscribers and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems (or those of third parties we use), could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. To date hackers have not had a material impact on our service or systems, although a risk remains that hackers may be successful in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of subscribers and adversely affect our business and results of operations.

Our reputation and relationships with subscribers would be harmed if our subscriber data, particularly payment data, were to be accessed by unauthorized persons.

We maintain personal data regarding our subscribers, including names and payment data. This data is maintained on our own systems as well as that of third parties we use in our operations. With respect to payment data, such as credit and debit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our subscribers’ data. Despite these measures we, our payment processing services or other third-party services we use, could experience an unauthorized intrusion into our subscribers’ data. In the event of such a breach, current and potential subscribers may become unwilling to provide the information to us necessary for them to become subscribers. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. For these reasons, should an unauthorized intrusion into our subscribers’ data occur, our business could be adversely affected.

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

Piracy of video, including digital and internet piracy, could adversely affect our business.

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

We may seek additional capital that may result in shareholder dilution or that may have rights senior to those of our common shareholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. Our cash flows provided by our operating activities have been negative in each of the last two years, primarily as a result of our decision to increase the amount expended on marketing and expanding our subscriber base. To the extent our cash flows from operations continue to be negative, we anticipate seeking additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, our shareholders may experience dilution, and such securities may have rights, preferences or privileges senior to the rights of our common stock.  Any large equity or equity-linked offering could also negatively impact our stock price.

We may lose key employees or may be unable to hire qualified employees.

We rely on the continued service and performance of our senior management, including in particular Jirka Rysavy, our Chairman, CEO and founder. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Hiring qualified management is difficult due to the limited number of qualified professionals in the industry in which we operate. Failure to recruit, attract and retain personnel, particularly management personnel, could materially harm our business, financial condition, and results of operations.

We may face quarterly and seasonal fluctuations that could harm our business.

Our revenues and results of operations have fluctuated in the past, and will likely continue to fluctuate, on a quarterly basis. Such fluctuation is the result of a seasonal pattern that reflects variations when consumers buy internet-connected devices and, as a result, tend to increase their viewing, similar to those of general video streaming services. Our subscriber growth is generally greatest in the fourth and first quarters (October through March), and slowest in the May through August period.

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

Our founder, chairman and CEO, Jirka Rysavy, has voting control over our company.

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

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2017 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On February 14, 2018, we had 3,406 shareholders of record and 9,789,743 shares of $.0001 par value Class A common stock outstanding, and we had 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price data for our Class A common stock for the period indicated:

	High	Low
2017
Fourth Quarter	$13.40	$11.85
Third Quarter	$13.50	$10.35
Second Quarter	$12.40	$10.00
First Quarter	$10.37	$7.88
2016
Fourth Quarter	$10.07	$6.05
Third Quarter	$8.26	$7.03
Second Quarter	$8.00	$5.83
First Quarter	$6.49	$4.35

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

No dividends were declared or paid during the twelve months ended December 31, 2017 and 2016.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,436,348	$7.67	1,563,652
Equity compensation plans not approved by security holders	—	—	—
Total	1,436,348	$7.67	1,563,652

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2017, the cumulative total return on an investment of $100 in our Class A common stock, assuming the investment was made on December 31, 2012. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Composite Index, (b) the Russell 2000 Index and (c) a media peer group, comprised of The Walt Disney Company; and Lions Gate Entertainment Corp. Our Class A common stock is traded on the NASDAQ Global Market under the trading symbol “GAIA”. Our Class A common stock is also included in the Russell 2000 Index.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

We derived the selected consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2017, 2016 and 2015, and consolidated balance sheet data as of December 31, 2017 and 2016 set forth below from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. We derived the selected consolidated statement of operations data and consolidated cash flow data for the years ended December 31, 2014 and 2013 and consolidated balance sheet data as of December 31, 2015, 2014 and 2013 set forth below from our audited consolidated financial statements which are not included in this Form 10-K. During 2016 we sold our Gaiam Brand and eco-travel business and during 2013, we sold our non-Gaia brand entertainment media distribution operations and discontinued our DRTV operations. These businesses are reported as discontinued operations for all periods presented below.

The historical operating results are not necessarily indicative of the results to be expected for any other period. You should read the data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Form 10-K.

	Years ended December 31,
(in thousands, except per share data)	2017	2016(a)	2015(b)	2014(b)	2013(c)
Consolidated Statement of Operations Data:
Streaming revenues	$26,220	$14,736	$10,752	$8,040	$3,242
DVD subscription and other revenues	2,070	2,511	2,707	2,714	2,974
Net revenues	28,290	17,247	13,459	10,754	6,216
Loss from operations	(25,141)	(16,575)	(8,711)	(10,726)	(10,002)
Loss from continuing operations	(23,701)	(10,782)	(9,019)	(9,846)	(10,002)
Income (loss) from discontinued operations, net of tax	429	97,848	(2,687)	(70)	(12,750)
Net income (loss)	$(23,272)	$87,066	$(11,706)	$(9,916)	$(22,752)
Income (loss) per share—basic and diluted:
Continuing operations	$(1.57)	$(0.54)	$(0.37)	$(0.41)	$(0.44)
Discontinued operations	0.03	4.93	(0.11)	—	(0.55)
Basic and diluted net income (loss) per share	$(1.54)	$4.39	$(0.48)	$(0.41)	$(0.99)
Weighted-average shares outstanding:
Basic and diluted	15,160	19,850	24,510	24,228	22,972

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013(c)
Consolidated Balance Sheet Data:
Cash	$32,778	$54,027	$1,266	$3,821	$1,520
Working capital - continuing operations	16,751	46,778	(5,075)	3,111	90
Working capital - discontinued operations	—	—	36,646	36,201	53,065
Total assets	96,979	107,196	128,542	138,632	141,686
Total liabilities	20,827	9,659	39,749	39,073	36,396
Total equity	76,152	97,537	88,793	99,559	105,290
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$(20,792)	$(15,382)	$7,601	$9,788	$(23,124)

(a)	In 2016, we recorded a combined gain of $124.8 million from the gain on the sale of our equity interest in Natural Habitat and the sale of the Gaiam Brand business.
(b)

We recorded non-cash and cash charges of $12.1 million and $3.3 million during 2015 and 2014, respectively, in connection to a dispute and settlement with Cinedigm associated with the sale of our DVD distribution business.

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

Overview and Outlook

We operate a global digital video subscription service with over 8,000 titles that caters to a unique, underserved subscriber base. Our digital content is available to our subscribers on most internet-connected devices anytime, anywhere commercial-free. Through our online Gaia subscription service our subscribers have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming on most internet-connected devices. A subscription also allows our subscribers to download files from our library and view them without being actively connected to the internet.

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

Sale of Gaiam Brand Segment

In 2016, we sold our equity interest in Natural Habitat to Lindblad Expeditions Holdings, Inc. (NASDAQ: LIND) for $13 million and recognized a gain of $10 million.

Also in 2016, we completed the sale of our Gaiam Brand consumer products business to Sequential Brands Group, Inc. (NASDAQ: SQBG) and its operating partner Fit For Life LLC. Gross consideration was $167 million and we recognized a gain of $115 million before taxes.

We used the majority of the net proceeds to conduct a share repurchase tender offer and acquired approximately 9,637,000 shares of our Class A common stock and 840,000 vested stock options at a fixed price of $7.75 per share.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2017	2016	2015
Streaming revenues	$26,220	$14,736	$10,752
DVD subscription and other revenues	2,070	2,511	2,707
Cost of streaming	3,602	2,567	2,262
Cost of DVD subscription and other	325	275	335
Selling and operating	43,979	24,960	13,079
Corporate, general and administration	5,525	6,020	6,494
Loss from operations	(25,141)	(16,575)	(8,711)
Interest and other income (expense)	515	(351)	(311)
Loss before taxes	(24,626)	(16,926)	(9,022)
Income tax benefit	(925)	(6,144)	(3)
Net loss from continuing operations	(23,701)	(10,782)	(9,019)
Income (loss) from discontinued operations, net	429	97,848	(2,687)
Net income (loss)	$(23,272)	$87,066	$(11,706)

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Years ended December 31,
	2017	2016	2015
Net revenues
Streaming	92.7%	85.4%	79.9%
DVD subscription and other	7.3%	14.6%	20.1%
Total net revenues	100.0%	100.0%	100.0%
Cost of revenues
Cost of streaming	12.8%	14.9%	16.8%
Cost of DVD subscription and other	1.1%	1.6%	2.5%
Total cost of revenues	13.9%	16.5%	19.3%
Gross profit	86.1%	83.5%	80.7%
Expenses:
Selling and operating	155.5%	144.7%	97.2%
Corporate, general and administration	19.5%	34.9%	48.3%
Total expenses	175.0%	179.6%	145.4%
Loss from operations	(88.9)%	(96.1)%	(64.7)%
Interest and other income (expense)	1.8%	(2.0)%	(2.3)%
Loss before taxes	(87.0)%	(98.1)%	(67.0)%
Income tax benefit	(3.3)%	(35.6)%	—%
Net loss from continuing operations	(83.8)%	(62.5)%	(67.0)%
Income (loss) from discontinued operations	1.5%	567.3%	(20.0)%
Net income (loss)	(82.3)%	504.8%	(87.0)%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net revenue. Net revenue increased $11.1 million, or 64.5%, to $28.3 million during 2017, compared to $17.2 million during 2016. Net revenue from streaming increased $11.5 million, or 78.2%, to $26.2 million during 2017 from $14.7 million during 2016. The increase in streaming revenues was primarily driven by 80% growth in the number of paying subscribers. Net revenues were not significantly impacted by either changing prices or inflation.

Cost of revenues. Cost of revenues increased $1.1 million, or 39.3%, to $3.9 million during 2017 from $2.8 million during 2016. Cost of revenues for streaming increased $1.0 million, or 38.5%, to $3.6 million during 2017 from $2.6 million during 2016 and, as a percentage of streaming revenue, decreased to 13.7% compared to 17.4% during 2016 due primarily to an increase in revenue and the lower cost of streaming associated with our higher volumes.

Selling and operating expenses. Selling and operating expenses increased $19.0 million, or 76.0%, to $44.0 million during 2017 from $25.0 million during 2016 and, as a percentage of net revenue, increased to 155.5% during 2017 from 144.7% during 2016. The increase was primarily due to increased marketing spending for subscriber acquisition to drive the increase in our annual subscriber growth rate from 52% in 2016 to 80% in 2017.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.5 million, or 8.3%, to $5.5 million during 2017 from $6.0 million during 2016 and, as a percentage of net revenue, decreased to 19.5% during 2017 from 34.9% during 2016. The decrease was primarily due to the elimination of duplicate costs upon the sale of the Gaiam Brand business in 2016.

Income (loss) from discontinued operations. The operations of the Gaiam Brand segment are included in income (loss) from discontinued operations. We completed the sale of the Gaiam Brand business and Natural Habitat during 2016.

Net income (loss). As a result of the above factors, net loss was $23.3 million, or $1.54 per share, for 2017 compared to net income of $87.1 million, or $4.39 per share, for 2016 which reflected the repurchase of approximately 40% of our outstanding common stock. Net income (loss) was not significantly impacted by either changing prices or inflation.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net revenue. Net revenue increased $3.7 million, or 27.4%, to $17.2 million during 2016, compared to $13.5 million during 2015. Net revenue from streaming increased $3.9 million, or 36.1%, to $14.7 million during 2016 from $10.8 million during 2015. The increase in streaming revenues was primarily driven by 52% growth in the number of paying subscribers. Net revenues were not significantly impacted by either changing prices or inflation.

Cost of revenues. Cost of revenues increased $0.2 million, or 7.7%, to $2.8 million during 2016 from $2.6 million during 2015. Cost of revenues for streaming increased $0.3 million, or 13.0%, to $2.6 million during 2016 from $2.3 million during 2015 and, as a percentage of streaming revenue, decreased to 17.4% compared to 21.0% during 2015 due primarily to an increase in revenue and the lower cost of streaming associated with our higher volumes.

Selling and operating expenses. Selling and operating expenses increased $11.9 million, or 90.8%, to $25.0 million during 2016 from $13.1 million during 2015 and, as a percentage of net revenue, increased to 144.7% during 2016 from 97.2% during 2015. The increase was primarily due to increased marketing spending for subscriber acquisition to drive growth.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.5 million, or 7.7%, to $6.0 million during 2016 from $6.5 million during 2015 and, as a percentage of net revenue, decreased to 34.9% during 2016 from 48.3% during 2015. The decrease was primarily due to the elimination of duplicate costs upon the sale of the Gaiam Brand business in 2016, offset by increased costs associated with legal and accounting fees.

Income (loss) from discontinued operations. The operations of the Gaiam Brand segment are included in income (loss) from discontinued operations. We completed the sale of the Gaiam Brand business and Natural Habitat during 2016, recognizing a gain of $114.5 million, which was offset by transaction costs, taxes and losses from the operation of discontinued operations of $16.7 million, compared to losses from the operation of discontinued operations of $2.7 million in 2015.

Net income (loss). As a result of the above factors, net income was $87.1 million, or $4.39 per share, during 2016 compared to a net loss of $11.7 million, or $0.48 per share, during 2015. Net income (loss) was not significantly impacted by either changing prices or inflation.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2017 and 2016. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2017 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenues	$5,784	$6,558	$7,522	$8,426
Gross profit	4,964	5,647	6,485	7,267
Loss from continuing operations	(6,180)	(6,310)	(5,634)	(5,577)
Income from discontinued operations	—	—	429	—
Net loss	(6,180)	(6,310)	(5,205)	(5,577)
Basic and diluted net loss per share	$(0.41)	$(0.42)	$(0.34)	$(0.37)
Weighted average shares outstanding - basic and diluted	15,153	15,157	15,161	15,168

	Year 2016 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenues	$3,830	$4,198	$4,462	$4,757
Gross profit	3,117	3,451	(3,761)	4,075
Loss from continuing operations	(4,126)	(3,085)	(151)	(3,421)
Income (loss) from discontinued operations	(3,498)	646	100,595	106
Net income (loss)	(7,624)	(2,439)	100,444	(3,315)
Basic and diluted net income (loss) per share	$(0.31)	$(0.10)	$6.64	$(0.22)
Weighted average shares outstanding - basic and diluted	24,531	24,580	15,138	15,148

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

Our licensed media library is obtained through license arrangements. Generally, we pay an advance against a percentage royalty or an upfront license fee in exchange for the distribution rights for a specific license window, but we may also obtain a license for a fixed fee for perpetuity. These payments are capitalized at the time of payment. Certain agreements also include an ongoing royalty obligation, which entitles the licensor to a share of the revenues generated from the licensed works. These expenses are calculated and accrued on a monthly basis and included in costs of streaming. We pay these accrued royalties on a quarterly basis and therefore have included the related liability in accrued liabilities.

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

Management reviews content viewership to determine whether viewing patterns correlate with initial estimates supporting the amortization period utilized.  If current estimates indicate that viewing is significantly higher in earlier periods relative to the remaining amortization period, we will begin amortizing the respective titles on an accelerated basis over the amortization period. Based on this analysis, no additional amortization was recorded during 2017, 2016 or 2015.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually as of December 31. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. If it is determined that the fair value for goodwill is more likely than not greater than the carrying amount for goodwill, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of goodwill with its carrying amount, including goodwill. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired. If the carrying amount of goodwill exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2017, 2016 and 2015, no impairment of goodwill was indicated.

Income Taxes and Deferred Tax Balances

ASC 740, Income Taxes, requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when the temporary differences are to be realized or settled.  The tax expense or benefit related to ordinary income or loss shall be computed at an annual effective tax rate and the tax expense or benefit related to all other items shall be individually computed and recognized as a discrete item when it occurs. Our annual effective tax rate for 2017 was 35.5%, however due to the federal tax rate reduction effective after December 31, 2017, the net deferred tax assets are remeasured at 22.5%, a decrease from the current year annual effective tax rate of 35.5%.  The difference in our effective tax rate is the result of the reduction in the federal corporate tax rate from 34% in 2017 to 21% beginning in 2018.  The effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment.

Revenues

Streaming revenues consist primarily of subscription fees paid by our streaming customers. DVD subscription and other revenues consist of subscription fees paid by our DVD customers and rental income from tenant leases. We recognize revenues when the following four basic criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. We present revenues net of taxes collected from customers. Streaming revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from customers that have not been earned and is recognized ratably over the remaining term of the subscription.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, the level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At December 31, 2017, our cash balance was $32.8 million. We estimate that our capital expenditures, including produced content, will total approximately $13 million to $17 million for 2018, which will be funded through our available cash balance.

Since 2007, we have had an active shelf registration with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock and to date no shares have been issued under this shelf registration.

On December 28, 2017, our wholly-owned subsidiary Boulder Road LLC entered into a $13.5 million revolving credit facility with Great Western Bank, secured by its real estate and guaranteed by Gaia.  The credit facility matures on December 28, 2020, and the maximum available under the credit facility reduces by $500,000 semi-annually each June 30 and December 31.  Interest accrues at the prime rate plus 0.5% with a floor of 4.25%.  The credit facility requires Boulder Road to maintain a debt service coverage ratio of 1.2 to 1.0 as of the end of each calendar year period, and contains various other affirmative and negative covenants, including among others, limitations on indebtedness, liens, investments and loans.  At December 31, 2017, $12.5 million of borrowings were outstanding under the credit facility.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring additional indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from future operations, and cash that could be raised by the sale of our stock or from new or revised credit facilities would be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, content development, unforeseen operational difficulties or other factors.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities – continuing operations	$(20,792)	$(6,056)	$(3,787)
Operating activities – discontinued operations	—	(9,326)	11,388
Operating activities	(20,792)	(15,382)	7,601
Investing activities – continuing operations	(13,011)	145,533	(6,380)
Investing activities—discontinued operations	—	(319)	(2,955)
Investing activities	(13,011)	145,214	(9,335)
Financing activities	12,554	(77,071)	(326)
Effects of exchange rates on cash	—	—	(495)
Net (decrease) increase in cash	$(21,249)	$52,761	$(2,555)

2017 Compared to 2016

Continuing Operations

Operating activities. Cash flow used in continuing operations increased $14.7 million during 2017 compared to the same period in 2016. The increase was primarily due to increased investment in customer acquisition efforts to accelerate our annual subscriber growth rate from 52% in 2016 to 80% in 2017.

Investing activities. Cash flow provided by investing activities – continuing operations decreased $158.5 million during 2017 compared to the same period in 2016. The decrease is due to the $162.1 million net proceeds from the sale of the Gaiam Brand business including Natural Habitat in 2016, offset by a $6.0 million increase in our investment in our media library.

Financing activities. Cash flows from financing activities increased $89.6 million during 2017 compared to the same period in 2016, primarily due to the use of $77.4 million to repurchase 9,636,848 shares of Class A common stock and 842,114 stock options in the tender offer completed in July 2016 offset by $12.5 million of borrowings under a revolving line of credit secured by our real estate entered into in December 2017.

2016 Compared to 2015

Continuing Operations

Operating activities. Cash flow used by continuing operations increased $2.3 million during 2016 compared to the same period in 2015. The increase was primarily due to operating losses and growth in our deferred revenue balances in conjunction with our subscriber growth.

Investing activities. Cash flow used by investing activities – continuing operations increased $151.9 million during 2016 compared to the same period in 2015. The increase is due to the $162.1 million net proceeds from the sale of the Gaiam Brand business including Natural Habitat, offset by investments in our media library and other investments.

Financing activities. Cash flow from financing activities decreased $76.7 million during 2016 compared to the same period in 2015, primarily due to the use of $77.4 million to repurchase 9,636,848 shares of Class A common stock and 842,114 stock options in the tender offer completed in July 2016.

Discontinued Operations

Operating activities. Cash flow from discontinued operations decreased $20.7 million during 2016 compared to the same period in 2015. The decrease was primarily due to the Gaiam Brand business only operating the first 6 months of 2016, operating loses, and longer collection cycles on accounts receivable in 2016.

Investing activities. Cash used in investing activities – discontinued operations decreased $2.6 million during 2016 compared to the same period on 2015. The decrease was due to decreased investment activity prior to the Gaiam Brand business sale.

Contractual Obligations

The outstanding balance of the revolving line of credit at December 31, 2017 was fully repaid in January 2018.

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

We have no material market risk exposure as of December 31, 2017.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Gaia, Inc.

Louisville, Colorado

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS AND INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited the accompanying consolidated balance sheets of Gaia, Inc.  (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each year in the three‑year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control ‑ Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the three‑year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control ‑ Integrated Framework: (2013) issued by COSO.

BASIS FOR OPINIONS

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

DEFINITION AND LIMITATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EKS&H LLLP

February 26, 2018

Denver, Colorado

We have served as the Company's auditor since 2004.

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2017	2016
ASSETS
Current assets:
Cash	$32,778	$54,027
Accounts receivable	1,055	554
Prepaid expenses and other current assets	3,082	1,303
Total current assets	36,915	55,884
Building and land, net	17,028	16,896
Media library, software and equipment, net	20,387	12,861
Goodwill	10,609	10,609
Investments and other assets	12,040	10,946
Total assets	$96,979	$107,196
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$16,848	$6,672
Deferred revenue	3,316	2,434
Total current liabilities	20,164	9,106
Deferred taxes	663	553
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 9,769,961 and 9,752,531 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	100,560	98,504
Accumulated deficit	(24,410)	(969)
Total equity	76,152	97,537
Total liabilities and equity	$96,979	$107,196

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net revenues
Streaming	$26,220	$14,736	$10,752
DVD subscription and other	2,070	2,511	2,707
Total net revenues	28,290	17,247	13,459
Cost of revenues
Streaming	3,602	2,567	2,262
DVD subscription and other	325	275	335
Total cost of revenues	3,927	2,842	2,597
Gross profit	24,363	14,405	10,862
Expenses:
Selling and operating	43,979	24,960	13,079
Corporate, general and administration	5,525	6,020	6,494
Total operating expenses	49,504	30,980	19,573
Loss from operations	(25,141)	(16,575)	(8,711)
Interest and other income (expense), net	515	(351)	(311)
Loss before income taxes	(24,626)	(16,926)	(9,022)
Income tax benefit	(925)	(6,144)	(3)
Loss from continuing operations	(23,701)	(10,782)	(9,019)
Income (loss) from discontinued operations, net of tax	429	97,848	(2,687)
Net income (loss)	$(23,272)	$87,066	$(11,706)
Income (loss) per share—basic and diluted:
Continuing operations	$(1.57)	$(0.54)	$(0.37)
Discontinued operations	0.03	4.93	(0.11)
Basic and diluted net income (loss) per share	$(1.54)	$4.39	$(0.48)
Weighted-average shares outstanding:
Basic and diluted	15,160	19,850	24,510

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statement of Changes in Equity

		Gaia, Inc. Shareholders
(in thousands, except shares)	Total Equity	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares	Noncontrolling Interest
Balance at December 31, 2014	$99,559	$(76,329)	$(200)	$3	$171,315	24,484,958	$4,770
Issuance of Gaia, Inc. common stock and share-based compensation	1,056	—	—	—	1,056	45,723	—
Subsidiary’s dividend to noncontrolling interest	(486)	—	—	—	—	—	(486)
Comprehensive loss	(11,336)	(11,706)	(199)	—	—	—	569
Balance at December 31, 2015	$88,793	$(88,035)	$(399)	$3	$172,371	24,530,681	$4,853
Issuance of Gaia, Inc. common stock for stock option exercises, share-based compensation and charitable contribution, net of tax	2,300	—	—	—	2,300	258,698	—
Repurchase of shares	(76,168)	—	—	(1)	(76,167)	(9,636,848)	—
Dividends paid to noncontrolling interest	(1,944)	—	—	—	—	—	(1,944)
Elimination of noncontrolling interest and accumulated other comprehensive loss resulting from the sale of Gaiam Brand segment	(2,510)	—	399	—	—	—	(2,909)
Net income	87,066	87,066	—	—	—	—	—
Balance at December 31, 2016	$97,537	$(969)	$—	$2	$98,504	15,152,531	$—
Cumulative effect adjustment of ASU 2016-09	77	(169)	—	—	246	—	—
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation, net of tax	1,810	—	—	—	1,810	17,430	—
Net loss	(23,272)	(23,272)	—	—	—	—	—
Balance at December 31, 2017	$76,152	$(24,410)	$—	$2	$100,560	15,169,961	$—

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2017	2016	2015
Operating activities:
Net income (loss)	$(23,272)	$87,066	$(11,706)
(Income) loss from discontinued operations	(429)	(97,848)	2,687
Net loss from continuing operations	(23,701)	(10,782)	(9,019)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,903	3,684	3,268
Loss on remeasurement of foreign currency	—	—	408
Share-based compensation expense	1,833	674	339
Changes in operating assets and liabilities:
Accounts receivable, net	(501)	(161)	(236)
Prepaid expenses and other assets	(2,423)	(279)	395
Accounts payable, accrued liabilities, and deferred taxes	(1,785)	(172)	421
Deferred revenue	882	980	637
Net cash used in operating activities – continuing operations	(20,792)	(6,056)	(3,787)
Net cash provided by (used in) operating activities – discontinued operations	—	(9,326)	11,388
Net cash provided by (used in) operating activities	(20,792)	(15,382)	7,601
Investing activities:
Additions to property, equipment and media library	(12,511)	(6,594)	(6,380)
Additions to intangible assets	(500)	—	—
Purchase of investment	—	(10,000)	—
Proceeds from the sale of Gaiam Brand business, net	—	162,127	—
Net cash provided by (used in) investing activities—continuing operations	(13,011)	145,533	(6,380)
Net cash used in investing activities—discontinued operations	—	(319)	(2,955)
Net cash provided by (used in) investing activities	(13,011)	145,214	(9,335)
Financing activities:
Net proceeds from issuance of stock	54	1,041	160
Repurchases of stock	—	(76,168)	—
Drawdowns on line of credit	12,500	3,000	—
Repayments on line of credit	—	(3,000)	—
Dividends paid to noncontrolling interest	—	(1,944)	(486)
Net cash (used in) provided by financing activities	12,554	(77,071)	(326)
Effect of exchange rates on cash	—	—	(495)
Net increase (decrease) in cash	(21,249)	52,761	(2,555)
Cash at beginning of year	54,027	1,266	3,821
Cash at end of year	$32,778	$54,027	$1,266
Supplemental cash flow information
Interest paid	$—	$—	$4
Income taxes paid	$69	$2,430	$1,322
Deferred tax asset impact on APIC	$77	$763	$—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

References in this report to “we”, “us”, “our”, “Company” or “Gaia” refer to Gaia, Inc. and its subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc., operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most internet-connected devices anytime, anywhere commercial free. Through our online Gaia subscription service, our customers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming. A subscription also allows our subscribers to download and view files from our library without being actively connected to the internet. We were incorporated under the laws of the State of Colorado on July 7, 1988.

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

Repurchases

During 2016 we made a tender offer to purchase in cash up to an aggregate of 12.0 million (i) shares of our issued and outstanding Class A common stock at a price of $7.75 per share, or (ii) vested and exercisable options to purchase shares of our Class A common stock at a price equal to $7.75 per option (less the exercise price of the option). A total of 9,636,848 shares and 842,114 options were validly tendered and not withdrawn. We made payments of $74.7 million for the shares and $1.4 million for the options. All repurchased shares were retired and all repurchased options were cancelled.

2. Significant Accounting Policies

Cash

Cash represents on-demand accounts with financial institutions that are denominated in U.S. dollars. We consider investments in financial instruments purchased with an original maturity of 90 days or less to be cash equivalents. We also classify amounts in transit from payment processors for customer credit card and debit card transactions as cash.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We include in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software, which is typically three years. We compute depreciation of property and equipment on the straight-line method over estimated useful lives, generally 3 to 45 years. We amortize leasehold and building improvements over the shorter of the estimated useful lives of the assets or the remaining term of the lease or remaining life of the building, respectively. Depreciation expense is included in Selling and operating expense, and Corporate, general and administration expense in the accompanying consolidated statements of operations.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually on December 31. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a goodwill is less than its carrying amount. If it is determined that the estimated fair value of goodwill is more likely than not greater than the carrying amount of goodwill, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of goodwill with its carrying amount, including goodwill. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill not impaired. If the carrying amount of goodwill exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2017, 2016 and 2015, no impairment of goodwill was indicated.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2017, 2016 and 2015, no impairment of long-lived assets was recognized.

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

Revenue Recognition

Streaming revenues consist primarily of subscription fees paid by our streaming customers. DVD subscription and other revenues consist of subscription fees paid by our DVD customers and rental income from tenant leases. We recognize revenues when the following four basic criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. We present revenues net of taxes collected from customers. Streaming revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from customers that have not been earned and is recognized ratably over the remaining term of the subscription.

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures. Advertising costs are expensed as incurred. During 2017, 2016 and 2015 we expensed $25.7 million, $13.2 million, and $5.5 million, respectively.

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

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $1,500. We made matching contributions to the 401(k) plan of $100,000, $82,000, and $56,000 in each of the years ended December 31, 2017, 2016 and 2015, respectively.

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

Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of outstanding stock awards. We compute basic net income (loss) per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 57,000, 910,000, and 954,000 from the computation of diluted net income (loss) per share for 2017, 2016, and 2015 respectively, because their effect was antidilutive.

Investments

Our cost method investments are carried at cost and adjusted for other-than-temporary declines in fair value.

We evaluate our investments for impairments annually and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees and the investees’ capital structure, as well as other economic variables which reflect assumptions market participants may use in pricing these assets. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. The Company did not record any impairment charges on our cost method investments during the years 2017, 2016, or 2015.

Use of Estimates and Reclassifications

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and disclosures. Although we base these estimates on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. We have made certain reclassifications to prior period amounts to conform to the current period presentations.

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Topic 718, Compensation – Stock Compensation. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU No. 2016-09 in the first quarter of 2017, with no material impact.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard supersedes most previous revenue recognition rules. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects in exchange for those goods or services. Our revenue transactions typically consist of one distinct, fixed-price performance obligation which is delivered to the customer at a single point in time, or over a subscription period. We adopted this new standard on January 1, 2018 using the modified retrospective approach, with no material impact.

3. Property and Equipment

Building and Land, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2017	2016
Land	$4,829	$4,829
Buildings	17,664	16,874
	22,493	21,703
Accumulated depreciation	(5,465)	(4,807)
	$17,028	$16,896

Software, equipment and media library stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2017	2016
Website development costs and other software	$8,236	$4,421
Studio, computer and telephone equipment	1,097	693
Media library	18,807	11,486
	28,140	16,600
Accumulated depreciation and amortization	(7,753)	(3,739)
	$20,387	$12,861

Future depreciation and amortization consists of the following:

(in thousands)
2018	$6,100
2019	5,273
2020	3,831
2021	2,988
2022	2,376
Thereafter	12,018
$32,586

4. Investments and Other Assets

In 2016, we purchased 10% of the outstanding common stock and associated voting rights of a privately held Colorado corporation for $10.0 million. We are accounting for this investment using the cost method. As part of our initial investment, we have the right, but not the obligation, to purchase additional shares. If we elect not to utilize our right to purchase additional shares or transfer these rights to another party by certain deadlines, we may be required to surrender and forfeit our existing stock ownership.

Other assets consist of the following as of December 31:

(in thousands)	2017	2016
Cost method investments	$10,000	$10,000
Other assets	1,626	946
Non-current tax receivable	414	—
	$12,040	$10,946

5. Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following as of December 31:

(in thousands)	2017	2016
Line of credit	$12,500	$—
Accounts payable	2,283	2,054
Accrued compensation	1,127	844
Accrued expenses	938	3,774
	$16,848	$6,672

On December 28, 2017, our wholly-owned subsidiary Boulder Road LLC entered into a revolving credit agreement (the “Credit Agreement”) with Great Western Bank, as lender (“Great Western”). Borrowings under the Credit Agreement are secured by a deed of trust on the real estate owned by Boulder Road LLC, and guaranteed by Gaia. The Credit Agreement provides for a revolving line of credit for up to $13.5 million, which is reduced by $500,000 semi-annually, and is subject to certain covenants applicable to Boulder Road LLC. Subject to certain limitations, the principal amount of the loan is due and payable on the earlier of December 28, 2020 or the termination of the Credit Agreement. The note evidencing borrowings under the Credit Agreement bears interest at the prime rate plus 0.5% (4.50% at December 31, 2017) with a floor of 4.25%.

6. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2017 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Class B common shares may not be transferred unless converted into our Class A common shares, other than certain transfers to affiliates, family members, and charitable organizations. Our Class B common shares are convertible one-for-one into our Class A common shares, at the option of the holder of the Class B common shares. During 2017, 2016 and 2015, we issued shares of our Class A common stock as shown in the table below under our 2009 Long-Term Incentive Plan (the “Plan”). We recorded the shares issued to our directors at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

	For the Years Ended December 31,
	2017	2016	2015
Shares issued to independent directors for services rendered, in lieu of cash compensation	2,430	18,638	16,887
Shares issued to employees upon exercise of stock options	15,000	19,060	33,825

As of December 31, 2017, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the Plan:
Stock options outstanding	567,100
Restricted stock units outstanding	869,248
Total shares reserved for future issuance	6,836,348

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

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the Plan for each of the years presented:

	2017	2016	2015
Expected volatility	38% - 41%	36% - 43%	34% - 50%
Weighted-average volatility	38%	39%	43%
Expected dividends	—%	—%	—%
Expected term (in years)	3.2 - 3.5	.35 - 3.8	0.5 - 5.9
Risk-free rate	1.45% - 1.99%	0.54% - 1.11%	0.26% - 1.73%

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

We use intrinsic valuation for RSUs, which due to the nature of these awards, is typically market price of our common stock on the date of grant.

The table below presents a summary of activity under the Plan, as of December 31, 2017, and changes during the year then ended:

(in thousands, except share and per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,351,194	$7.13
Option grants	76,950	5.82
Restricted stock unit grants	70,705	—
Exercised options	(15,000)	5.61
Cancelled or forfeited options	(17,700)	3.21
Cancelled or forfeited restricted stock units	(29,801)	—
Outstanding at December 31, 2017	1,436,348	$7.67	5.2	$13,459
Exercisable options at December 31, 2017	209,150	$6.70	6.9	$1,192

The table below presents our valuation data for the Plan:

(in thousands, except per share amounts)	2017	2016	2015
Valuation Data:
Weighted-average fair value (per share)	$7.68	$4.92	$1.86
Total stock-based compensation expense	$1,833	$674	$339
Total income tax impact on provision	$585	$551	$281

We issue new shares upon the exercise of options and vesting of RSUs, which will occur in 2020 and 2022. We received approximately $0.1 million, $1.0 million and $0.2 million in cash from stock options exercised during

2017, 2016 and 2015, respectively. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $0.1 million, $1.8 million, and $0.1 million, respectively. The total fair value of options vested was $0.3 million, $1.3 million, and $0.9 million during 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $5.9 million of unrecognized cost related to non-vested shared-based compensation arrangements granted under the Plan. We expect that cost to be recognized over a weighted-average period of 3.54 years.

9. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$(1,040)	$—	$—
State	5	—	(3)
Total current	(1,035)	—	(3)
Deferred:
Federal	105	(5,884)	—
State	5	(260)	—
Total deferred	110	(6,144)	—
Total income tax benefit	$(925)	$(6,144)	$(3)

Variations from the federal statutory rate are as follows:

(in thousands)	2017	2016	2015
Expected federal income tax benefit at statutory rate of 34%	$(8,373)	$(5,755)	$(3,068)
Effect of permanent other differences	184	212	44
Return to provision adjustments	(1,144)	—	—
Effect of federal rate change at year-end	2,870	—	—
Difference in basis for sale of discontinued operations	—	(347)	—
State income tax benefit, net of federal benefit tax assets	(369)	(254)	(135)
Valuation allowance	5,907	—	3,156
Total income tax benefit	$(925)	$(6,144)	$(3)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets (liabilities) as of December 31, 2017 and 2016 are as follows:

	As of December 31,
(in thousands)	2017	2016
Deferred tax assets (liabilities):
Stock-based compensation	$587	$264
Depreciation and amortization	(318)	43
Section 181 qualified production expense	(1,933)	(2,550)
Net operating loss carryforward	6,012	—
Charitable carryforward	278	—
Other	342	737
Tax credits	276	953
Valuation allowance	(5,907)	—
Total deferred tax assets (liabilities), net of valuation allowance	$(663)	$(553)

The source of income (loss) before income taxes are as follows:

(in thousands)	2017	2016	2015
Domestic	$(24,626)	$(16,926)	$(9,022)

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. During 2017, we determined that a $5.9 million valuation allowance against our deferred tax assets was necessary due to the cumulative loss incurred over a three-year period, excluding the sale of the Gaiam Brand segment in 2016.  We released a full valuation allowance in 2016 on these deferred tax assets and in 2017 for AMT tax credits as recent federal tax law has recharacterized them as fully refundable by 2021. We have federal and state net operating loss carryforwards of approximately $26.7 million and $1.3 million, respectively, which expire after 2037.

We realized $0.1 million and $0.8 million in tax benefits recorded to additional paid-in capital because of the exercise of stock options during 2017 and 2016, respectively. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations.

The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2012 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administrative expenses, respectively.

10. Segment Information and Geographic Information

Our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

Geographic Information

We have subscribers in the United States and over 170 foreign countries. The major geographic territories are the U.S. and Canada, and are based on the location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2017, 2016 and 2015:

(in thousands)	2017	2016	2015
Revenue:
United States	$21,977	$13,641	$10,519
International	6,313	3,606	2,940
	$28,290	$17,247	$13,459

11. Discontinued Operations

In 2016 we sold our 51.4% equity interest in Natural Habitat, our eco-travel subsidiary, in exchange for $12.85 million in cash, and recognized a gain of $10.3 million.

Also in 2016, we sold the assets and liabilities of our Gaiam Brand business in exchange for a gross sale price of $167.0 million and recognized a gain of $114.5 million. Our Gaiam Brand business previously constituted the majority of our consolidated revenues and expenses, and consisted of Gaiam branded yoga, fitness and wellness consumer products, and content (excluding streaming rights).

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

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net revenue	$—	$52,627	$174,559
Cost of revenues	—	32,975	100,652
Gross profit	—	19,652	73,907
Operating expenses	—	33,641	73,118
Income (loss) from operations	—	(13,989)	789
Other income (expense), net	—	234	(1,560)
Loss before income taxes and noncontrolling interest	—	(13,755)	(771)
Income tax expense (benefit)	(429)	(4,831)	1,222
Loss from discontinued operations attributable to the non-controlling interest, net of tax	—	(310)	(694)
Income (loss) from the operation of discontinued operations	429	(9,234)	(2,687)
Gain on disposal of discontinued operations:
Gain on sale of Gaiam Brand segment	—	124,826	—
Write-off of assets impacted by, but not included in sale	—	3,740	—
Income tax expense	—	14,004	—
Income (loss) from discontinued operations, net of tax	$429	$97,848	$(2,687)

12. Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited results of operations for each of the quarters in 2017 and 2016.

	Year 2017 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenues	$5,784	$6,558	$7,522	$8,426
Gross profit	4,964	5,647	6,485	7,267
Loss from continuing operations	(6,180)	(6,310)	(5,634)	(5,577)
Income from discontinued operations	—	—	429	—
Net loss	(6,180)	(6,310)	(5,205)	(5,577)
Basic and diluted net loss per share	$(0.41)	$(0.42)	$(0.34)	$(0.37)
Weighted average shares outstanding - basic and diluted	15,153	15,157	15,161	15,168

	Year 2016 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenues	$3,830	$4,198	$4,462	$4,757
Gross profit	3,117	3,451	(3,761)	4,075
Loss from continuing operations	(4,126)	(3,085)	(151)	(3,421)
Income (loss) from discontinued operations	(3,498)	646	100,595	106
Net income (loss)	(7,624)	(2,439)	100,444	(3,315)
Basic and diluted net income (loss) per share	$(0.31)	$(0.10)	$6.64	$(0.22)
Weighted average shares outstanding - basic and diluted	24,531	24,580	15,138	15,148

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of December 31, 2017, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the effectiveness of our controls in future periods is uncertain and subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

On December 28, 2017, our wholly-owned subsidiary Boulder Road LLC entered into a credit agreement with Great Western Bank for a revolving line of credit of up to $13.5 million.  See Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 3, 2018, to be filed with the Commission pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the corporate section of our website at http://ir.gaia.com/governance-docs. Our full board of directors must approve in advance any waivers of the Code of Ethics with respect to any executive officer or director. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Governance” section of our internet website located at http://ir.gaia.com/governance-docs.

Item 11.	Executive Compensation

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 3, 2018, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 3, 2018, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 3, 2018, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 3, 2018, to be filed with the Commission pursuant to Regulation 14A.

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

3.1

Amended and Restated Articles of Incorporation of Gaiam, Inc. (now known as Gaia, Inc.) dated October 24, 1999 (incorporated by reference to Exhibit 3.1 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (now known as Gaia, Inc.) dated October 4, 2006 (incorporated by reference to Exhibit 3.2 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

3.3

Articles of Amendment to the Amended and Restated Articles of Incorporation of Gaia, Inc., dated July 14, 2016 (incorporated by reference to Exhibit 3.3 of Gaia’s quarterly report on Form 10-Q filed on August 9, 2016).

3.4

Amended and Restated Bylaws of Gaiam, Inc. (now known as Gaia, Inc.) (incorporated by reference to Exhibit 3.1 of Gaiam’s current report on Form 8-K dated November 29, 2007 and filed November 30, 2007 (No. 000-27517)).

4.1

Form of Gaiam, Inc. (now known as Gaia, Inc.) Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaiam’s Amendment No. 6 to the registration statement on Form S-1, filed October 27, 1999 (No. 333-83283)).

10.1*

Gaiam, Inc. (now known as Gaia, Inc.) 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement dated and filed March 13, 2009 (No. 000-27517)).

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

10.4

Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. (now known as Gaia, Inc.) and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014 (No. 000-27517)).

10.6	Business Loan Agreement and Addendum dated December 28, 2017 between Boulder Road LLC and Great Western Bank (filed herewith).

21.1	List of Gaia, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from EKS&H LLLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer
February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018

/s/ Kristin Frank Kristin Frank	Director	February 26, 2018

/s/ Chris Jaeb Chris Jaeb	Director	February 26, 2018

/s/ David Maisel David Maisel	Director	February 26, 2018

Keyur Patel	Director

/s/ Wendy Schoppert Wendy Schoppert	Director	February 26, 2018

/s/ Paul Sutherland Paul Sutherland	Director	February 26, 2018

/s/ Paul Tarell Paul Tarell	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018