Form 10-Q
period 2018-03-31
GAIA, INC
filed 2018-05-07
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2018
Class A Common Stock ($.0001 par value)	12,483,728
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2018, the interim results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2017.

GAIA, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$50,671	$32,778
Accounts receivable	1,305	1,055
Prepaid expenses and other current assets	3,385	3,082
Total current assets	55,361	36,915
Building and land, net	18,287	17,028
Media library, software and equipment, net	21,662	20,387
Goodwill	10,609	10,609
Investments and other assets	12,718	12,040
Total assets	$118,637	$96,979
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$6,328	$16,848
Deferred revenue	4,407	3,316
Total current liabilities	10,735	20,164
Deferred taxes	164	663
Contingencies (Note 6)
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 12,483,546 and 9,769,961 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	138,181	100,560
Accumulated deficit	(30,445)	(24,410)
Total equity	107,738	76,152
Total liabilities and equity	$118,637	$96,979

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
	(unaudited)
Net revenues
Streaming	$9,138	$5,209
DVD subscription and other	477	575
Total net revenues	9,615	5,784
Cost of revenues
Streaming	1,181	743
DVD subscription and other	91	77
Total cost of revenues	1,272	820
Gross profit	8,343	4,964
Expenses:
Selling and operating	14,810	10,465
Corporate, general and administration	1,411	1,352
Total operating expenses	16,221	11,817
Loss from operations	(7,878)	(6,853)
Interest and other income, net	17	44
Loss before income taxes	(7,861)	(6,809)
Income tax benefit	(1,826)	(629)
Net loss	$(6,035)	$(6,180)
Loss per share
Basic and diluted	$(0.39)	$(0.41)
Weighted-average shares outstanding:
Basic and diluted	15,364	15,153

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(in thousands)	2018	2017
	(unaudited)
Operating activities:
Net loss	$(6,035)	$(6,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,550	1,041
Share-based compensation expense	254	413
Changes in operating assets and liabilities:
Accounts receivable, net	(250)	(211)
Prepaid expenses and other assets	(981)	125
Accounts payable and accrued liabilities	1,481	(2,004)
Deferred revenue	1,091	625
Net cash used in operating activities	(2,890)	(6,191)
Investing activities:
Additions to media library, property and equipment	(4,058)	(2,456)
Net cash used in investing activities	(4,058)	(2,456)
Financing activities:
Repayments on line of credit	(12,500)	—
Proceeds from issuance of common stock	37,341	—
Net cash provided by financing activities	24,841	—
Net increase (decrease) in cash	17,893	(8,647)
Cash at beginning of period	32,778	54,027
Cash at end of period	$50,671	$45,380

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

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently curated into three channels, Yoga, Transformation and Seeking Truth, and delivered directly to our subscribers through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents over 80% of total views. We complement our produced and owned content through long-term, predominately exclusive, licensing agreements.

In March 2018, we completed an underwritten public offering of 2,683,333 shares of our Class A common stock, which included 350,000 shares of Class A common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $15.00 per share. We received net proceeds of approximately $37.1 million after deducting underwriting discounts and commissions and offering costs. A majority of our board of directors and executive management also participated in the offering.

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

There have been no material changes in our significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Because our primary source of revenues is from monthly membership fees which are recognized ratably over each monthly membership period, the impact on our consolidated financial statements is not material.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, to simplify financial reporting by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment.  We will adopt the new guidance in the fourth quarter of the current fiscal year when we perform our annual goodwill impairment analysis, with no expected impact on the results.

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

2. Revenue Recognition

Our primary source of revenues are from subscription fees. Subscribers are billed in advance at the start of their subscription and revenues are recognized ratably over the subscription period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. We are the principal in our partner relationships where we retain control over delivery to subscribers. For relationships where the partner controls the delivery to the subscriber, we recognize revenues on a net basis. Typically, payments made to partners for joint marketing activities are expensed.

Deferred revenue consists of subscription fees billed that have not been recognized. The vast majority of our deferred revenue is related to subscription fees that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance is related to annual subscriptions, which will be recognized as revenue over the remaining subscription period, which is expected to occur over the next 12 months.

3. Equity and Share-Based Compensation

During the first three months of 2018, we issued 452 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2018. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first three months of 2018 and 2017, we recognized $254,000 and $413,000, respectively, of associated stock compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were 29,800 options exercised during the first three months of 2018, with net proceeds of $0.2 million.

4. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three months ended March 31, 2018 and 2017, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

5. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Current:
Federal	$—	$(107)
State	—	(5)
Total current	—	(112)
Deferred:
Federal	(1,818)	(495)
State	(8)	(22)
Total deferred	(1,826)	(517)
Total income tax benefit	$(1,826)	$(629)

The income tax benefit recorded during 2018 is a result of our historical alternative minimum tax payments becoming fully refundable in 2018. Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and generate losses for the next few years, we have a full valuation allowance on our deferred tax assets. As of March 31, 2018, our gross net operating loss carryforwards were $40.0 million and $12.9 million for federal and state, respectively.

6. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2018 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10‑Q. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, ongoing losses, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future internet-related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We operate a global digital video subscription service with over 8,000 titles in our English library that cater to a unique, underserved subscriber base. Our digital content is available to our subscribers on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our subscribers for digital streaming. A subscription also allows our subscribers to download files from our library and view them without being actively connected to the internet.

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

We reported net losses of $6.0 million and $6.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Streaming revenues	$9,138	$5,209
DVD subscription and other revenues	477	575
Cost of streaming	1,181	743
Cost of DVD subscription and other	91	77
Selling and operating	14,810	10,465
Corporate, general and administration	1,411	1,352
Loss from operations	(7,878)	(6,853)
Interest and other income	17	44
Loss before taxes	(7,861)	(6,809)
Income tax benefit	(1,826)	(629)
Net loss	$(6,035)	$(6,180)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net revenues
Streaming	95.0%	90.1%
DVD subscription and other	5.0%	9.9%
Total net revenues	100.0%	100.0%
Cost of revenues
Cost of streaming	12.3%	12.9%
Cost of DVD subscription and other	0.9%	1.3%
Total cost of revenues	13.2%	14.2%
Gross profit	86.8%	85.8%
Expenses:
Selling and operating	154.0%	180.9%
Corporate, general and administration	14.7%	23.4%
Total expenses	168.7%	204.3%
Loss from operations	(81.9)%	(118.5)%
Interest and other income	0.2%	0.8%
Loss before taxes	(81.8)%	(117.7)%
Income tax benefit	(19.0)%	(10.9)%
Net loss	(62.8)%	(106.8)%

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Net revenues. Total net revenues increased $3.8 million, or 65.5%, to $9.6 million during the first quarter of 2018, compared to $5.8 million during the first quarter of 2017. Net revenue from streaming increased $3.9 million, or 75.0%, to $9.1 million during the first quarter of 2018 from $5.2 million during the first quarter of 2017. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers.

Cost of revenues. Cost of revenues increased $0.5 million, or 62.5%, to $1.3 million during the first quarter of 2018, from $0.8 million during the first quarter of 2017 and, as a percentage of revenues, decreased to 13.2% during the first quarter of 2018 compared to 14.2% during the first quarter of 2017, primarily due to the increase in revenue. Cost of streaming revenues increased $0.5 million, or 71.4%, to $1.2 million during the first quarter of 2018 from $0.7 million during the first quarter of 2017 and, as a percentage of streaming revenues, decreased to 12.9% during the first quarter of 2018 compared to 14.3% during the first quarter of 2017, primarily due to the lower cost of streaming associated with our higher volumes and an increase in revenue.

Selling and operating expenses. Selling and operating expenses increased $4.3 million, or 41.0%, to $14.8 million during the first quarter of 2018 from $10.5 million during the first quarter of 2017 and, as a percentage of net revenue, decreased to 154.0% during the first quarter of 2018 from 180.9% during the first quarter of 2017. The decrease was primarily due to increased marketing spending for subscriber acquisition due to our focus on accelerated subscriber growth.

Corporate, general and administration expenses. Corporate, general and administration expenses remained unchanged at $1.4 million during the first quarter of 2018 from the first quarter of 2017, and as a percentage of net revenues, decreased to 14.7% during the first quarter of 2018 from 23.4% during the first quarter of 2017.

Net loss. As a result of the above factors and a benefit from income taxes of $1.8 million, net loss was $6.0 million, or $0.39 per share, during the first quarter of 2018 compared to a net loss of $6.2 million, or $0.41 per share, during the first quarter of 2017.

Seasonality

Our member growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected devices and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Our member growth is generally greatest in the fourth and first quarters (October through March), and slowest in the May through August period. As we expand internationally, we expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a long history to such patterns.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At March 31, 2018, our cash balance was $50.7 million. We estimate that our capital expenditures, including investments in our media library, will total approximately $9.0 million to $13.0 million for the remainder of 2018, which will be funded through our available cash balance.

Since 2007, we have had an active shelf registration with the Securities and Exchange Commission for 5,000,000 shares of our Class A common stock. In March 2018, we completed an underwritten public offering of 2,683,333 shares of our Class A common stock under the shelf registration, which included 350,000 shares of Class A common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $15.00 per share. We received net proceeds of approximately $37.1 million after deducting underwriting discounts and commissions and offering costs.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, cash that could be raised by the sale of our stock, and current and potential borrowing capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

As of March 31, 2018 we had no debt and an undrawn $13.5 million line of credit secured by our real estate.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	(2,890)	(6,191)
Investing activities	(4,058)	(2,456)
Financing activities	24,841	—
Net increase (decrease) in cash	$17,893	$(8,647)

Operating activities. Cash flow used in continuing operations decreased $3.3 million during the first three months of 2018 compared to the same period in 2017. The decrease was primarily due to decreased operating losses in 2018 and favorable working capital dynamics from the growth in recurring subscriber revenues.

Investing activities. Cash flow used in investing activities increased $1.6 million during the first three months of 2018 compared to the same period in 2017 primarily due to increased investment in our media library.

Financing activities. Cash flow from financing activities increased $24.8 during the first three months of 2018 compared to the same period in 2017, primarily due to the net proceeds of $37.1 million from the sale of Class A common stock in March 2018, offset by the repayment on the line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of March 31, 2018, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Gaia, Inc.
(Registrant)

May 7, 2018	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

May 7, 2018	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)