Form 10-Q
period 2018-09-30
GAIA, INC
filed 2018-11-06
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2018
Class A Common Stock ($.0001 par value)	12,500,139
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2018, the interim results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2017.

GAIA, INC.

Condensed consolidated balance sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$30,813	$32,778
Accounts receivable	1,483	1,055
Prepaid expenses and other current assets	3,166	3,082
Total current assets	35,462	36,915

Building and land, net	20,324	17,028
Media library, software and equipment, net	25,825	20,387
Goodwill	10,609	10,609
Investments and other assets	12,743	12,040
Total assets	$104,963	$96,979
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$8,239	$16,848
Deferred revenue	4,527	3,316
Total current liabilities	12,766	20,164
Deferred taxes	164	663
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 12,500,139 and 9,769,961 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	139,154	100,560
Accumulated deficit	(47,123)	(24,410)
Total equity	92,033	76,152
Total liabilities and equity	$104,963	$96,979

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net revenues
Streaming	$10,942	$7,025	$30,080	$18,290
DVD subscription and other	445	497	1,382	1,574
Total net revenues	11,387	7,522	31,462	19,864
Cost of revenues
Streaming	1,386	958	3,857	2,541
DVD subscription and other	88	79	265	225
Total cost of revenues	1,474	1,037	4,122	2,766
Gross profit	9,913	6,485	27,340	17,098
Expenses:
Selling and operating	18,908	10,784	47,971	31,812
Corporate, general and administration	1,454	1,528	4,205	4,321
Total operating expenses	20,362	12,312	52,176	36,133
Loss from operations	(10,449)	(5,827)	(24,836)	(19,035)
Interest and other income, net	120	62	297	150
Loss before income taxes	(10,329)	(5,765)	(24,539)	(18,885)
Income tax benefit	—	(131)	(1,826)	(760)
Loss from continuing operations	(10,329)	(5,634)	(22,713)	(18,125)
Income from discontinued operations, net of tax	—	429	—	429
Net loss	$(10,329)	$(5,205)	$(22,713)	$(17,696)
Income (loss) per share-basic and diluted:
Continuing operations	$(0.58)	$(0.37)	$(1.33)	$(1.20)
Discontinued operations	—	0.03	—	0.03
Basic and diluted net income (loss) per share	$(0.58)	$(0.34)	$(1.33)	$(1.17)
Weighted-average shares outstanding:
Basic and diluted	17,890	15,161	17,048	15,157

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
	(unaudited)
Operating activities:
Net loss	$(22,713)	$(17,696)
Income from discontinued operations	—	(429)
Loss from continuing operations	(22,713)	(18,125)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,045	3,452
Share-based compensation expense	1,138	1,254
Changes in operating assets and liabilities:
Accounts receivable, net	(428)	(282)
Prepaid expenses and other assets	(787)	(1,254)
Accounts payable and accrued liabilities	3,392	(820)
Deferred revenue	1,211	819
Net cash used in operating activities - continuing operations	(13,142)	(14,956)
Net cash used in operating activities - discontinued operations	—	429
Net cash used in operating activities	(13,142)	(14,527)
Investing activities:
Additions to media library, property and equipment	(13,753)	(9,472)
Net cash used in investing activities	(13,753)	(9,472)
Financing activities:
Repayments on line of credit	(12,500)	—
Proceeds from the issuance of common stock	37,430	79
Net cash provided by financing activities	24,930	79
Net increase (decrease) in cash	(1,965)	(23,920)
Cash at beginning of period	32,778	54,027
Cash at end of period	$30,813	$30,107

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

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently curated into four channels: Yoga, Transformation, Alternative Healing, and Seeking Truth, and delivered directly to our subscribers through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents about 80% of total views. We complement our produced and owned content through long term, predominately exclusive, licensing agreements.

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

2. Revenue Recognition

Our primary source of revenues is from subscription fees. Subscribers are billed in advance at the start of their subscription and revenues are recognized ratably over the subscription period. Revenues are presented net of the taxes that are collected from subscribers and remitted to governmental authorities. We are the principal in our partner relationships where we retain control over delivery to subscribers. For relationships where the partner controls the delivery to the subscriber, we recognize revenues on a net basis. Typically, payments made to partners for joint marketing activities are expensed.

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

3. Equity and Share-Based Compensation

During the first nine months of 2018, we issued 1,045 shares of our Class A common stock under our 2009 Long-Term Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered in 2018. We valued the shares issued to our independent directors at estimated fair value based on the closing price of our shares on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During the first nine months of 2018 and 2017, we recognized approximately $1.1 million and $1.3 million, respectively, of associated stock compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were 45,800 options exercised during the first nine months of 2018, with net proceeds of approximately $268,000.

4. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all shares of common stock underlying stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three and nine months ended September 30, 2018 and 2017, respectively, as the inclusion of all underlying common shares would have been anti-dilutive.

5. Income Taxes

The income tax benefit recorded during 2018 is a result of our historical alternative minimum tax payments becoming fully refundable in 2018. Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and generate losses for the next few years, we have a full valuation allowance on our deferred tax assets. As of September 30, 2018, our net operating loss carryforwards on a gross basis were $65.0 million and $19.4 million for federal and state, respectively.

6. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2018 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our available content is currently focused on yoga, transformation, alternative healing, seeking truth, and conscious films. This content is specifically targeted to a unique customer base that is interested in alternatives and supplements to the content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions. In addition, through our investments in our streaming video technology and our user interface, we have expanded the many ways our subscription customer base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new internet-connected devices as they are developed and creating a conscious community built on our content.

We reported net losses of $22.7 million and $17.7 million for the nine months ended September 30, 2018 and 2017, respectively.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600. We maintain a website at www.gaia.com. The website address has been included only as a textual reference. Our website and the information contained on that website, or connected to that website, are not incorporated by reference into this Form 10-Q. We are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, and have elected to take advantage of certain of the scaled disclosure available to smaller reporting companies.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Streaming revenues	$10,942	$7,025	$30,080	$18,290
DVD subscription and other revenues	445	497	1,382	1,574
Cost of streaming	1,386	958	3,857	2,541
Cost of DVD subscription and other	88	79	265	225
Selling and operating expenses	18,908	10,784	47,971	31,812
Corporate, general and administration expenses	1,454	1,528	4,205	4,321
Loss from operations	(10,449)	(5,827)	(24,836)	(19,035)
Interest and other income, net	120	62	297	150
Loss before income taxes	(10,329)	(5,765)	(24,539)	(18,885)
Income tax benefit	—	(131)	(1,826)	(760)
Loss from continuing operations	(10,329)	(5,634)	(22,713)	(18,125)
Income from discontinued operations, net of tax	—	429	—	429
Net loss	$(10,329)	$(5,205)	$(22,713)	$(17,696)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues
Streaming	96.1%	93.4%	95.6%	92.1%
DVD subscription and other	3.9%	6.6%	4.4%	7.9%
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues
Cost of streaming	12.2%	12.8%	12.3%	12.8%
Cost of DVD subscription and other	0.8%	1.0%	0.8%	1.1%
Total cost of revenues	13.0%	13.8%	13.1%	13.9%
Gross profit	87.0%	86.2%	86.9%	86.1%
Expenses:
Selling and operating	166.0%	143.4%	152.5%	160.1%
Corporate, general and administration	12.8%	20.3%	13.4%	21.8%
Total operating expenses	178.8%	163.7%	165.9%	181.9%
Loss from operations	(91.8)%	(77.5)%	(79.0)%	(95.8)%
Interest and other income, net	1.1%	0.8%	0.9%	0.8%
Loss before income taxes	(90.7)%	(76.7)%	(78.1)%	(95.0)%
Income tax benefit	0.0%	(1.7)%	(5.8)%	(3.8)%
Loss from continuing operations	(90.7)%	(75.0)%	(72.3)%	(91.1)%
Income from discontinued operations, net of tax	0.0%	5.7%	0.0%	2.2%
Net loss	(90.7)%	(69.3)%	(72.3)%	(88.9)%

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Net revenues. Net revenues increased $3.9 million, or 52.0%, to $11.4 million during the third quarter of 2018, compared to $7.5 million during the third quarter of 2017. Net revenues from streaming increased $3.9 million, or 55.7%, to $10.9 million during the third quarter of 2018 from $7.0 million during the third quarter of 2017. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers.

Cost of revenues. Cost of revenues increased $0.5 million, or 50.0%, to $1.5 million during the third quarter of 2018, from $1.0 million during the third quarter of 2017 and, as a percentage of net revenues, cost of revenues decreased to 13.0% during the third quarter of 2018 from 13.8% during the third quarter of 2017 primarily due to an increase in cost of streaming revenues. Cost of streaming revenues increased $0.4 million, or 40.0%, to $1.4 million during the third quarter of 2018 from $1.0 million during the third quarter of 2017 and, as a percentage of streaming revenues, cost of streaming revenues decreased to 12.8% during the third quarter of 2018 compared to 14.3% during the third quarter of 2017 primarily due to the relatively fixed streaming costs offset by our higher volumes and an increase in revenues.

Selling and operating expenses. Selling and operating expenses increased $8.1 million, or 75.0%, to $18.9 million during the third quarter of 2018 from $10.8 million during the third quarter of 2017 and, as a percentage of net revenues, increased to 166.0% during the third quarter of 2018 from 143.4% during the third quarter of 2017 primarily due to increased revenues, increased spending on customer acquisition efforts focused on our highest value subscriber segments and costs incurred to launch our new alternative healing channel and upcoming premium subscription offering.

Corporate, general and administration expenses. Corporate, general and administration remained unchanged at $1.5 million during the third quarter of 2018 compared to the same period of 2017 and, as a percentage of net revenues, decreased to 12.8% during the third quarter of 2018 from 20.3% during the third quarter of 2017, due to increased revenues in 2018.

Net loss. As a result of the above factors net loss was $10.3 million, or $0.58 per share, during the third quarter of 2018 compared to a net loss of $5.2 million, or $0.34 per share, during the third quarter of 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Net revenues. Net revenues increased $11.6 million, or 58.3%, to $31.5 million during the first nine months of 2018, compared to $19.9 million during the first nine months of 2017. Net revenue from streaming increased $11.8 million, or 64.5%, to $30.1 million during the first nine months of 2018 from $18.3 million during the first nine months of 2017. The increase in streaming revenues was primarily driven by our growth in the number of paying subscribers.

Cost of revenues. Cost of revenues increased $1.3 million, or 46.4%, to $4.1 million during the first nine months of 2018, from $2.8 million during the first nine months of 2017 primarily due to an increase in cost of streaming revenues. Cost of streaming revenues increased $1.4 million, or 56.0%, to $3.9 million during the first nine months of 2018 from $2.5 million during the first nine months of 2017 and, as a percentage of streaming revenues, cost of streaming revenues decreased to 13.0% in the first nine months of 2018 compared to 13.7% in the first nine months of 2017 primarily due to relatively fixed streaming costs offset by our higher volumes and an increase in revenues.

Selling and operating expenses. Selling and operating expenses increased $16.2 million, or 50.9%, to $48.0 million during the first nine months of 2018 from $31.8 million during the first nine months of 2017, primarily due to the planned increase in spending on customer acquisition efforts, and, as a percentage of net revenues, decreased to 152.5% during the first nine months of 2018 from 160.1% during the first nine months of 2017 primarily due to increased revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.1 million or 2.3%, to $4.2 million during the first nine months of 2018 from $4.3 million during the first nine months of 2017 and, as a percentage of net revenues, decreased to 13.4% during the first nine months of 2018 from 21.8% during the first nine months of 2017, due to increased revenues in 2018.

Net loss. As a result of the above factors, net loss was $22.7 million, or $1.33 per share, during the first nine months of 2018 compared to a net loss of $17.7 million, or $1.17 per share, during the first nine months of 2017.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At September 30, 2018, our cash balance was $30.8 million, we had no debt and an undrawn $13.0 million line of credit secured by our real estate. We estimate that our capital expenditures, including investments in our media library, product enhancements and corporate campus, will total approximately $4.0 million to $6.0 million for the remainder of 2018, which will be funded through our available cash balance.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities - continuing operations	(13,142)	(14,956)
Operating activities - discontinued operations	—	429
Operating activities	(13,142)	(14,527)
Investing activities	(13,753)	(9,472)
Financing activities	24,930	79
Net increase (decrease) in cash	$(1,965)	$(23,920)

Operating activities. Cash flows used in operations improved $1.4 million during the first nine months of 2018 compared to the same period in 2017. The improvement was primarily due to changes in working capital during the period.

Investing activities. Cash flows used in investing activities increased $4.3 million during the first nine months of 2018 compared to the same period in 2017 primarily due to increased investments in our media library, product enhancements, and our corporate campus.

Financing activities. Cash flows provided by financing activities increased $24.9 million during the first nine months of 2018 compared to the same period in 2017 primarily due to the net proceeds of $37.1 million from the sale of Class A common stock in March 2018, offset by the repayment of the line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of September 30, 2018, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Gaia, Inc.
(Registrant)

November 6, 2018	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

November 6, 2018	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)