Form 10-K
period 2018-12-31
GAIA, INC
filed 2019-03-04
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2018, was $231,990,000. The registrant does not have non-voting common equity.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2019 was 12,500,139 shares of the registrant’s Class A common stock and 5,400,000 shares of the registrant’s Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2019 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

PART I

Item 1.	Business

Our Business

Gaia, Inc. was incorporated under the laws of the State of Colorado on July 7, 1988 and operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content library includes approximately 8,000 English language titles as well as a growing selection of titles available in French, German and Spanish. Our subscribers have unlimited access to this vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation-related content, and more – 85% of which is exclusively available to our subscribers for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently curated into four channels, Yoga, Transformation, Alternative Healing, and Seeking Truth, and delivered directly to our subscribers through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents over 80% of our viewership. We complement our produced and owned content through long term, predominately exclusive, licensing agreements.

Our Content Channels

From the beginning, we have focused on establishing exclusive rights to unique content through in-house productions, licensing and strategic content acquisitions. Today, our network includes the following channels:

Yoga – Through our Yoga channel, our subscribers enjoy unlimited access to streaming yoga, Eastern arts, and other movement-based classes. Currently, we are one of the world’s largest providers of streaming yoga classes. Blending ancient philosophy with anytime, anywhere access through modern technology, our classes on Eastern arts like T’ai Chi, Qigong, Ayurveda and more encourage the holistic integration of body, mind and spirit.

Transformation and Alternative Healing – Through our Transformation and Alternative healing channels, we feature a wealth of content in the niche areas of alternative and integrative medicines, holistic healing, longevity, spiritual growth and expanded consciousness. Our original and licensed content empowers subscribers to live stronger, healthier, more productive and enlightened lives.

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

The Streaming Video Market and Gaia

Consumption of streaming video is expanding rapidly as more and more people augment their use of, or replace broadcast television with, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu, HBO Now and Gaia. The streaming video market includes various free, ad-supported and subscription service offerings focused on various genres, including films, broadcast and original series, fitness and educational content.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other mostly entertainment-based streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 85% of our content is available for streaming exclusively on Gaia to most internet-connected devices. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target subscriber base. Gaia believes the current size of our potential target market represents approximately 15% of internet users that currently pay for a streaming video service.

Competitive Strengths

We believe that we differentiate ourselves from our competition and have been able to grow our business through the following demonstrated competitive strengths:

Exclusive Content and Ubiquitous Access – We have amassed a library of unique content for which we hold exclusive worldwide streaming distribution rights and have established exclusive relationships with certain key talent in our areas of focus. Over 85% of our titles are available to our subscribers for streaming on virtually any internet-connected device exclusively on Gaia.

Gaia Unplugged – We are able to leverage our content licensing and ownership advantage to enable “subscriber download” as part of our subscription. A Gaia subscription allows subscribers to download and view titles in our library without being actively connected to the internet as long as they remain a paying subscriber.

Proprietary and Curated Content – Proprietary and curated content lies at the core of our business model. Our media offerings introduce customers to us and help establish us as an authority in the conscious media market. Our in-house produced and owned content represents over 80% of our subscribers’ viewing time. Our licensed content has initial terms ranging from 3 to 10 years. With the growth in demand for digital rights, we expect that our large library of produced and acquired content combined with our internal production capabilities will be a key driver in our ability to grow efficiently and act as a hedge against the rising costs of digital rights.

International Rights – The strength of our proprietary content library created by our original content production strategy and our unique approach to content licensing have provided us with a library of niche content to which we hold exclusive worldwide distribution rights that we believe would be difficult to acquire in today’s market. By obtaining these rights, we have created a significant barrier to entry for competitors in our content niches and have given ourselves the potential to reach a worldwide subscriber base with no additional licensing costs. Based on viewership, over 95% of our library is available worldwide.

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
•

Transformation and Alternative Healing, we bring a unique focus to an otherwise crowded field. These channels empower subscribers through programs about alternative and integrative medicines, holistic healing, longevity, meditation, and other shows on conscious topics that puts Gaia in the center of a rapidly growing market.

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

Continuous Service Improvements – We have found that incremental improvements in our service and quality enhance our subscriber satisfaction and retention. We have built our platform to optimize the speed and performance of streaming video playback, provide a unique and customized site experience for every subscriber and provide the foundation for our expansion into foreign languages. We continue to refine our technology, user interfaces, recommendation algorithms and delivery infrastructure to improve the customer experience.

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

International Market Expansion – We believe the international streaming segment represents a significant long-term growth opportunity for us as people around the world begin to adopt the viewing behaviors of the U.S. market. Our exclusive worldwide streaming rights have allowed us to expand internationally by adding foreign language support to our service without having to invest in local foreign operations. Today, approximately 30% of our direct subscribers are outside of the United States.

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

Marketing

We are building awareness and demand for the Gaia brand through various channels focusing on mobile and video. Organic search, paid search, digital and social media, email marketing, ambassador marketing, as well as various strategic partnerships make up our continually optimized portfolio of subscriber acquisition and retention tools. Rejoining subscribers are an important source of subscriber additions, many of which come back to Gaia after receiving special communications via email.

We maintain a website at www.gaia.com. The website address has been included only as a textual reference. Our website and the information contained on the website, or connected to the website, are not incorporated by reference into this Form 10-K.

History

We started as a conscious media and products company distributing conscious and non-theatrical media, with a maximum reach of approximately 70,000 retail doors in the United States. We divested several businesses in 2016, including our DVD distribution business and our Gaiam Brand consumer products business, for combined gains of over $150 million.

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

In October 2012, we launched our streaming video service and focused our efforts on growing domestically and internationally by expanding our streaming content, enhancing our user interface and extending our streaming content to even more internet-connected devices.

In 2013, we further expanded the digital yoga content available to our subscribers and expanded our presence and subscriber base in the yoga community through our acquisition of My Yoga Online, the largest streaming yoga media service in Canada.

In 2016, we relaunched gaia.com with an entirely new technology stack at its core. The new site was built to optimize the speed and performance of streaming video playback, provide a unique and customized site experience for every subscriber and provide the foundation for our planned expansion into foreign languages.

During 2017 and 2018, we launched French, German and Spanish language offerings. We have continued to invest in our international offerings, including original programming in French, German and Spanish.

In March 2018, we completed an underwritten public offering of 2,683,333 shares of our Class A common stock, which included 350,000 shares of Class A common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $15.00 per share. We received net proceeds of approximately $37.1 million after deducting underwriting discounts and commissions and offering costs. A majority of our board of directors and executive management participated in the offering.

These investments in our subscription business have been instrumental in our ability to grow by expanding our streaming video on demand capabilities and increasing our library of unique content of transformational media, intended to awaken and inspire viewers around the world.

Regulatory Matters

A number of existing and proposed laws restrict disclosure of consumers’ personal information, which may make it more difficult for us to generate additional names for our direct marketing and restrict our ability to send unsolicited electronic mail. Although we believe we are generally in compliance with current laws and regulations and that these laws and regulations have not had a significant impact on our business to date, it is possible that existing or future regulatory requirements will impose a significant burden on us.

Competition

While our content offering is unique, the market for subscription-based content delivered over the internet is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple providers and can easily shift spending from one provider to another. We are a focused provider within the streaming video market that is able to compete by providing exclusive content available on almost any device. Our principal competitors vary by world geographic region and include multichannel video programming distributors and internet-based movie and TV content providers, including those that provide legal and illegal (pirated) streaming video content. We believe that due to the exclusivity of our content, we are positioning ourselves as a complementary service to large general content providers such as television broadcasters, cable television channels, and streaming services such as Netflix, Amazon Prime, Hulu and HBO Now. Based on internal surveys of our subscribers, a majority of our U.S. subscribers also subscribe to Netflix.

Seasonality

Our subscriber growth exhibits a seasonal pattern that reflects variations when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Our subscriber growth is generally greatest during October through February and slowest in the May through August period. As we continue to expand internationally, we expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Employees

As of February 28, 2019, we had approximately 150 employees, all of which are full-time employees. None of our employees are covered by a collective bargaining agreement.

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

We have experienced significant subscriber growth since we began our digital subscription business in 2013. Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality streaming experience. Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain subscribers. We compete for screen viewing time with multichannel video programming distributors providing free-on-demand content through authenticated internet applications, internet-based movie and TV content providers, including both those that provide legal and illegal (or pirated) streaming video content, and streaming video retail stores, among others. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers.

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

As a result of our continued investment in subscription acquisition efforts to drive revenue growth, we reported losses from continuing operations of $33.8 million and $23.7 million for fiscal years 2018 and 2017, respectively. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We utilize a broad mix of marketing and public relations programs, including social media websites such as Facebook and Youtube, to promote our service to potential new subscribers. We may limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that subscribers or potential subscribers deem certain marketing practices intrusive or damaging to our brand. If available marketing channels are limited or curtailed, our ability to attract new subscribers may be adversely affected.

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

Our network and information systems and those of third parties we use in our operations are vulnerable to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems may experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data or confidential information. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Any successful attempt by hackers to obtain our data (including subscribers and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems (or those of third parties we use), could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems, but techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access. To date hackers have not had a material impact on our service or systems, although a risk remains that hackers may be successful in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of subscribers and adversely affect our business and results of operations. Further, a penetration of our systems or a third party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

Our reputation and relationships with subscribers would be harmed if our subscriber data, particularly payment data, were to be accessed by unauthorized persons.

We maintain personal data regarding our subscribers, including names and payment data. This data is maintained on our own systems as well as that of third parties we use in our operations. With respect to payment data, such as credit and debit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our subscribers’ data. Despite these measures we, our payment processing services or other third-party services we use, could experience an unauthorized intrusion into our subscribers’ data. In the event of such a breach, current and potential subscribers may become unwilling to provide the information to us necessary for them to remain or become subscribers. We may also be required to notify regulators about any actual or perceived data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. For these reasons, should an unauthorized intrusion into our subscribers’ data occur, our business could be adversely affected.

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

We accept payment methods other than credit and debit cards. As our service continues to evolve and expand internationally, we will likely continue to explore accepting various forms of payment, which may have higher fees and costs than our currently accepted payment methods. If more consumers utilize higher cost payment methods our payment costs could increase and our results of operations could be adversely impacted.

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

Video piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of video into digital formats. This trend facilitates the creation, transmission and sharing of high-quality unauthorized copies of content on DVDs, Blu-ray discs, and the internet. We may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that security and anti-piracy measures will prevent the piracy of our content. The proliferation of unauthorized copies of these products could have an adverse effect on our business, because these products could reduce the revenues we receive from our subscription service.

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

If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business or incur greater operating expenses.

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

The adoption or modification of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our service and increase our cost of doing business. For example, as a result of the repeal of internet neutrality regulations in the United States, broadband internet access providers may be able to charge web-based services such as ours for priority access to customers, which could result in increased costs and a loss of existing users, impairment of our ability to attract new users, and material adverse effects on our business and opportunities for growth. Additionally, as we expand internationally, government regulation concerning the internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Our revenues and results of operations have fluctuated in the past, and will likely continue to fluctuate, on a quarterly basis. Such fluctuation is the result of a seasonal pattern that reflects variations when consumers are typically spending more time indoors and, as a result, tend to increase their viewing, similar to those of general video streaming services. Our subscriber growth is generally greatest in the fourth and first quarters (October through March), and slowest in the May through August period.

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

Our founder, chairman and CEO, Jirka Rysavy, has voting control over us.

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 366,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 82% of our voting stock and is able to exert substantial influence and to control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

We lease to third parties approximately 75,000 square feet of our building space located in Colorado. We believe our facility is adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2018 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On February 28, 2019, we had 3,341 shareholders of record and 12,500,139 shares of $.0001 par value Class A common stock outstanding, and we had 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price data for our Class A common stock for the period indicated:

	High	Low
2018
Fourth Quarter	$17.20	$9.36
Third Quarter	$22.10	$15.20
Second Quarter	$22.75	$14.70
First Quarter	$17.70	$11.32
2017
Fourth Quarter	$13.40	$11.85
Third Quarter	$13.50	$10.35
Second Quarter	$12.40	$10.00
First Quarter	$10.37	$7.88

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

No dividends were declared or paid during the twelve months ended December 31, 2018 and 2017.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,584,225	$7.97	1,415,775
Equity compensation plans not approved by security holders	—	—	—
Total	1,584,225	$7.97	1,415,775
Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Outlook

We operate a global digital video subscription service with a library of approximately 8,000 English language titles as well as a growing selection of titles available in French, German and Spanish, that caters to a unique, underserved subscriber base. Our digital content is available to our subscribers on most internet-connected devices anytime, anywhere commercial-free. Through our online Gaia subscription service our subscribers have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 85% of which is exclusively available to our subscribers for digital streaming on most internet-connected devices. A subscription also allows our subscribers to download files from our library and view them without being actively connected to the internet.

Consumption of streaming video is expanding rapidly as more and more people augment their use of, or replace broadcast television and turn to, streaming video to watch their favorite content on services like Netflix, Amazon Prime, Hulu, HBO Now and Gaia.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other entertainment-based streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 85% of our content is available for streaming exclusively on Gaia. By offering exclusive and unique content through our streaming service, we believe we will be able to significantly expand our target subscriber base.

Our available content is currently focused on yoga, transformation, alternative healing, seeking truth and conscious films. This content is specifically targeted to a unique customer base that is interested in alternatives and supplements to the content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions. In addition, through our investments in our streaming video technology and our user interface, we have expanded the many ways our subscription customer base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new internet-connected devices as they are developed and creating a conscious community built around our content.

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

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2018	2017
Streaming revenues	$41,997	$26,220
DVD subscription and other revenues	1,846	2,070
Cost of streaming	5,352	3,602
Cost of DVD subscription and other	353	325
Gross margin	87.0%	86.1%
Selling and operating	68,321	43,979
Corporate, general and administration	5,909	5,525
Loss from operations	(36,092)	(25,141)
Interest and other income	355	515
Loss before taxes	(35,737)	(24,626)
Income tax benefit	(1,944)	(925)
Net loss from continuing operations	(33,793)	(23,701)
Income from discontinued operations, net	—	429
Net loss	$(33,793)	$(23,272)

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Years ended December 31,
	2018	2017
Net revenues
Streaming	95.8%	92.7%
DVD subscription and other	4.2%	7.3%
Total net revenues	100.0%	100.0%
Cost of revenues
Cost of streaming	12.2%	12.8%
Cost of DVD subscription and other	0.8%	1.1%
Total cost of revenues	13.0%	13.9%
Gross margin	87.0%	86.1%
Expenses:
Selling and operating	155.8%	155.5%
Corporate, general and administration	13.5%	19.5%
Total expenses	169.3%	175.0%
Loss from operations	(82.3)%	(88.9)%
Interest and other income	0.8%	1.8%
Loss before taxes	(81.5)%	(87.0)%
Income tax benefit	(4.4)%	(3.3)%
Net loss from continuing operations	(77.1)%	(83.8)%
Income from discontinued operations	0.0%	1.5%
Net loss	(77.1)%	(82.3)%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net revenue. Net revenue increased $15.5 million, or 54.8%, to $43.8 million during 2018, compared to $28.3 million during 2017. Net revenue from streaming increased $15.8 million, or 60.3%, to $42.0 million during 2018 from $26.2 million during 2017. The increase in streaming revenues was primarily driven by 51% growth in the number of paying subscribers. Net revenues were not significantly impacted by either changing prices or inflation.

Cost of revenues. Cost of revenues increased $1.8 million, or 46.2%, to $5.7 million during 2018 from $3.9 million during 2017. Cost of revenues for streaming increased $1.8 million, or 50.0%, to $5.4 million during 2018 from $3.6 million during 2017 and, as a percentage of streaming revenue, decreased to 12.9% compared to 13.7% during 2017 due primarily to relatively fixed streaming costs and disciplined content investment as compared to our higher volumes and increased revenues.

Selling and operating expenses. Selling and operating expenses increased $24.3 million, or 55.2%, to $68.3 million during 2018 from $44.0 million during 2017 and, as a percentage of net revenue, remained relatively steady at 155.8% during 2018 from 155.5% during 2017. The increase was primarily due to investment in marketing spending to drive increased revenues and growth in personnel related costs from increased headcount to support our larger subscriber base.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.4 million, or 7.3%, to $5.9 million during 2018 from $5.5 million during 2017 and, as a percentage of net revenue, decreased to 13.5% during 2018 from 19.5% during 2017. The increase was primarily due to increased corporate costs, including insurance, that are tied to revenue and market capitalization.

Net loss. As a result of the above factors, net loss was $33.8 million, or $1.96 per share, for 2018 compared to net loss of $23.3 million, or $1.54 per share, for 2017. Net loss was not significantly impacted by either changing prices or inflation.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2018 and 2017. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2018 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenues	$9,615	$10,460	$11,387	$12,381
Gross profit	8,343	9,084	9,913	10,798
Gross margin	86.8%	86.8%	87.1%	87.2%
Loss from operations	(7,878)	(6,509)	(10,449)	(11,256)
Net loss	(6,035)	(6,349)	(10,329)	(11,080)
Basic and diluted net loss per share	$(0.39)	$(0.35)	$(0.58)	$(0.62)
Weighted average shares outstanding - basic and diluted	15,364	17,890	17,890	17,890

	Year 2017 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenues	$5,784	$6,558	$7,522	$8,426
Gross profit	4,964	5,647	6,485	7,267
Gross margin	85.8%	86.1%	86.2%	86.2%
Loss from continuing operations	(6,180)	(6,310)	(5,634)	(5,577)
Income from discontinued operations	—	—	429	—
Net loss	(6,180)	(6,310)	(5,205)	(5,577)
Basic and diluted net loss per share	$(0.41)	$(0.42)	$(0.34)	$(0.37)
Weighted average shares outstanding - basic and diluted	15,153	15,157	15,161	15,168

Our subscriber base growth reflects seasonal variations driven primarily by when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Our subscriber growth is generally greatest in the fourth and first quarters (October through February), and slowest in the May through August period. This drives quarterly variations in our spending on customer acquisition efforts but does not drive a corresponding seasonality in net revenue.

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

Media Library

Media Library represents the lower of unamortized cost or net realizable value of capitalized costs to produce our proprietary media content, rights obtained through license arrangements and digital media content acquired through asset purchases or business combinations.

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

Management reviews content viewership to determine whether viewing patterns correlate with initial estimates supporting the amortization period utilized.  If current estimates indicate that viewing is significantly higher in earlier periods relative to the remaining amortization period, we will begin amortizing the respective titles on an accelerated basis over the amortization period. Due to our exclusive content and growing subscriber base, viewership of our library continues to grow each month, therefore no additional amortization was recorded during 2018 or 2017.

Our media library is reviewed for impairment when an event or change in circumstances indicates that the carrying amount of the media library may not be recoverable. Recoverability of the media library is measured by a comparison of the carrying amount of the media library to estimated undiscounted future cash flows expected to be generated by the media library. If the carrying amount of the media library exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the media library exceeds its fair value. No impairment charges were recorded during 2018 or 2017.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually as of December 31. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired. If the carrying amount of goodwill exceeds its estimated fair value, we use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2018 and 2017, no impairment of goodwill was indicated.

Income Taxes and Deferred Tax Balances

ASC 740, Income Taxes, requires deferred tax assets and liabilities be measured at the enacted tax rate expected to apply when the temporary differences are to be realized or settled.  The tax expense or benefit related to ordinary income or loss must be computed at an annual effective tax rate and the tax expense or benefit related to all other items must be individually computed and recognized as a discrete item when it occurs. However, due to the federal tax rate reduction beginning in 2018, the net deferred tax assets were remeasured at 22.5%, a 13% decrease from the prior year annual effective tax rate of 35.5%.  The 13% difference in our effective tax rate is the result of the reduction in the federal corporate tax rate from 34% to 21% beginning in 2018.  The effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment, which was the fourth quarter of 2017.

Revenues

Streaming revenues consist primarily of subscription fees paid by our streaming customers. DVD subscription and other revenues consist of subscription fees paid by our DVD customers and rental income from tenant leases. We present revenues net of taxes collected from customers. Subscribers are billed in advance and streaming revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from customers that have not been earned and is recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our partners have the primary relationship, including billing and service delivery, with the subscriber. Payments made to partners to assist in promoting our service on their platforms are expensed to marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our partners.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on the date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. We use the Black-Scholes option or intrinsic valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 9. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these assumptions could have a material impact on the amount of calculated compensation expense.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, the level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At December 31, 2018, our cash balance was $30.0 million. We estimate that our capital expenditures, including produced content, will total approximately $12 million to $18 million for 2019, which will be funded through our available cash balance and cash flows from operations.

We have an active shelf registration with the Securities and Exchange Commission under which 2,316,667 shares of our Class A common stock are currently authorized. In March 2018, we completed an underwritten public offering of 2,683,333 shares of our Class A common stock under the shelf registration, which included 350,000 shares of Class A common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $15.00 per share. We received net proceeds of approximately $37.1 million after deducting underwriting discounts and commissions and offering costs.

On December 28, 2017, our wholly-owned subsidiary Boulder Road LLC entered into a $13.5 million revolving credit facility with Great Western Bank, secured by its real estate and guaranteed by Gaia.  The credit facility matures on December 28, 2020, and the maximum available under the credit facility reduces by $500,000 semi-annually each June 30 and December 31. The maximum borrowing capacity under the credit facility was $12.5 million at December 31, 2018, all of which was drawn. Interest accrues at the prime rate plus 0.5% with a floor of 4.25%.  The credit facility requires Boulder Road to maintain a debt service coverage ratio of 1.2 to 1.0 as of the end of each calendar year period, and contains various other affirmative and negative covenants, including among others, limitations on indebtedness, liens, investments and loans.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	(21,385)	(20,792)
Investing activities	(18,859)	(13,011)
Financing activities	37,430	12,554
Net decrease in cash	$(2,814)	$(21,249)

2018 Compared to 2017

Operating activities. Cash flow used in operations increased $0.6 million during 2018 compared to the same period in 2017. The increase was primarily due to continued investment in marketing to drive subscriber acquisition and increased revenues.

Investing activities. Cash flow used in investing activities increased $5.8 million during 2018 compared to the same period in 2017. The increase is due to increased investments in our media library, product enhancements, and the build out of our live streaming center at our corporate campus.

Financing activities. Cash flows from financing activities increased $24.9 million during 2018 compared to the same period in 2017, primarily due to the net proceeds of $37.1 million from the sale of Class A common stock in March 2018, offset by borrowings under our line of credit in 2017.

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

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gaia, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Gaia, Inc. (the “Company”) as of December 31, 2018, the related statements of operations, changes in equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Plante Moran, PLLC

March 4, 2019

Denver, Colorado

We have served as the Company's auditor since 2004.

Report of Independent Public Accounting Firm

To the Shareholders and Board of Directors of Gaia, Inc.

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Gaia, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, changes in equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINIONS

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

EKS&H LLLP

February 26, 2018

Denver, Colorado

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2018	2017
ASSETS
Current assets:
Cash	$29,964	$32,778
Accounts receivable	1,334	1,055
Prepaid expenses and other current assets	3,192	3,082
Total current assets	34,490	36,915
Building and land, net	21,688	17,028
Media library, software and equipment, net	27,623	20,387
Goodwill	10,609	10,609
Investments and other assets	12,741	12,040
Total assets	$107,151	$96,979
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$7,993	$4,348
Deferred revenue	5,029	3,316
Total current liabilities	13,022	7,664
Line of credit	12,500	12,500
Deferred taxes	164	663
Total liabilities	25,686	20,827
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 12,500,139 and 9,752,531 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	139,666	100,560
Accumulated deficit	(58,203)	(24,410)
Total equity	81,465	76,152
Total liabilities and equity	$107,151	$96,979

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2018	2017
Net revenues
Streaming	$41,997	$26,220
DVD subscription and other	1,846	2,070
Total net revenues	43,843	28,290
Cost of revenues
Streaming	5,352	3,602
DVD subscription and other	353	325
Total cost of revenues	5,705	3,927
Gross profit	38,138	24,363
Expenses:
Selling and operating	68,321	43,979
Corporate, general and administration	5,909	5,525
Total operating expenses	74,230	49,504
Loss from operations	(36,092)	(25,141)
Interest and other income, net	355	515
Loss before income taxes	(35,737)	(24,626)
Income tax benefit	(1,944)	(925)
Loss from continuing operations	(33,793)	(23,701)
Income from discontinued operations, net of tax	—	429
Net loss	$(33,793)	$(23,272)
Income (loss) per share—basic and diluted:
Continuing operations	$(1.96)	$(1.57)
Discontinued operations	—	0.03
Basic and diluted net loss per share	$(1.96)	$(1.54)
Weighted-average shares outstanding:
Basic and diluted	17,259	15,160

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statement of Changes in Equity

		Gaia, Inc. Shareholders
(in thousands, except shares)	Total Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at December 31, 2016	$97,537	$(969)	$2	$98,504	15,152,531
Cumulative effect adjustment of ASU 2016-09	77	(169)	—	246	—
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation, net of tax	1,810	—	—	1,810	17,430
Net loss	(23,272)	(23,272)	—	—	—
Balance at December 31, 2017	$76,152	$(24,410)	$2	$100,560	15,169,961
Issuance of Gaia, Inc. common stock including for stock option exercises and share-based compensation, net of tax	39,106	—	—	39,106	2,730,178
Net loss	(33,793)	(33,793)	—	—	—
Balance at December 31, 2018	$81,465	$(58,203)	$2	$139,666	17,900,139

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2018	2017
Operating activities:
Net loss	$(33,793)	$(23,272)
Income from discontinued operations	—	(429)
Net loss from continuing operations	(33,793)	(23,701)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,989	4,903
Share-based compensation expense	1,650	1,833
Changes in operating assets and liabilities:
Accounts receivable, net	(279)	(501)
Prepaid expenses and other assets	(811)	(2,423)
Accounts payable, accrued liabilities, and deferred taxes	3,146	(1,785)
Deferred revenue	1,713	882
Net cash used in operating activities	(21,385)	(20,792)
Investing activities:
Additions to property, equipment and media library	(18,859)	(12,511)
Additions to intangible assets	—	(500)
Net cash used in investing activities	(18,859)	(13,011)
Financing activities:
Net proceeds from issuance of stock	37,430	54
Drawdowns on line of credit	12,500	12,500
Repayments on line of credit	(12,500)	—
Net cash provided by financing activities	37,430	12,554
Net decrease in cash	(2,814)	(21,249)
Cash at beginning of year	32,778	54,027
Cash at end of year	$29,964	$32,778
Supplemental cash flow information
Interest paid	$59	$—
Income taxes paid	$10	$69
Deferred tax asset impact on APIC	$—	$77

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

References in this report to “we”, “us”, “our”, “Company” or “Gaia” refer to Gaia, Inc. and its subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc., operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content is available to our subscribers on most internet-connected devices anytime, anywhere commercial free. Through our online Gaia subscription service, our customers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more –  exclusively available to our subscribers for digital streaming. A subscription also allows our subscribers to download and view files from our library without being actively connected to the internet. We were incorporated under the laws of the State of Colorado on July 7, 1988.

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

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. We include in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software, which is typically three years. We compute depreciation of property and equipment on the straight-line method over estimated useful lives, generally 3 to 45 years. We amortize building improvements over the shorter of the estimated useful lives of the assets or remaining life of the building. Depreciation expense is included in selling and operating expense, and corporate, general and administration expense in the accompanying consolidated statements of operations.

Media Library

Media Library represents the lower of unamortized cost or net realizable value of capitalized costs to produce our proprietary media content, rights obtained through license arrangements and digital media content acquired through asset purchases or business combinations.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually on December 31. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a goodwill is less than its carrying amount. If it is determined that the estimated fair value of goodwill is more likely than not greater than the carrying amount of goodwill, then an impairment test is unnecessary. If it is determined that an impairment test is necessary, then we compare the estimated fair value of goodwill with its carrying amount, including goodwill. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill not impaired. If the carrying amount of goodwill exceeds its estimated fair value, we will record an impairment loss for the difference. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2018 and 2017, no impairment of goodwill was indicated.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2018 and 2017, no impairment of long-lived assets was recognized.

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

Revenue Recognition

Streaming revenues consist primarily of subscription fees paid by our streaming customers. DVD subscription and other revenues consist of subscription fees paid by our DVD customers and rental income from tenant leases. We present revenues net of taxes collected from customers. Subscribers are billed in advance and streaming revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from customers that have not been earned and is recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our partners have the primary relationship, including billing and service delivery, with the subscriber. Payments made to partners to assist in promoting our service on their platforms are expensed to marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our partners.

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures. Advertising costs are expensed as incurred. During 2018 and 2017 we expensed $46.3 million and $25.7 million, respectively.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. We use the Black-Scholes option and intrinsic valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 9, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these assumptions could have a material impact on the amount of calculated compensation expense.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $3,000. We made matching contributions to the 401(k) plan of $175,000 and $100,000 in each of the years ended December 31, 2018 and 2017, respectively.

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

Net Loss Per Share

Basic net loss per share excludes any dilutive effects of outstanding stock awards. We compute basic net loss per share using the weighted average number of shares of common stock outstanding during the period. We compute diluted net loss per share using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 66,000 and 57,000 from the computation of diluted net loss per share for 2018 and 2017 respectively, because their effect was antidilutive.

Investments

Our cost method investments are carried at cost and adjusted for other-than-temporary declines in fair value. We evaluate our investments for impairments annually and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees and the investees’ capital structure, as well as other economic variables which reflect assumptions market participants may use in pricing these assets. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. We did not record any impairment charges on our cost method investments during the years 2018 or 2017.

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

Accounting Pronouncements Adopted in 2018

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Because our primary source of revenues is from monthly subscription fees which are recognized ratably over each monthly subscription period, the impact on our consolidated financial statements is not material.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, to simplify financial reporting by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. We adopted the new guidance in the fourth quarter of 2018 when we performed our annual goodwill impairment analysis, with no impact on the results.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. We adopted the rule in the fourth quarter of 2018 and the impact on our consolidated financial statements was not material.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard will not have a material impact on our reported financial position or results of operations.

3. Property and Equipment

Building and Land, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2018	2017
Land	$4,829	$4,829
Buildings	23,064	17,664
	27,893	22,493
Accumulated depreciation	(6,205)	(5,465)
	$21,688	$17,028

Software, equipment and media library stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2018	2017
Website development costs and other software	$12,063	$8,236
Studio, computer and telephone equipment	1,267	1,097
Media library	27,134	18,807
	40,464	28,140
Accumulated depreciation and amortization	(12,841)	(7,753)
	$27,623	$20,387

Future depreciation and amortization consists of the following:

(in thousands)
2019	$8,762
2020	7,286
2021	5,828
2022	4,545
2023	3,290
Thereafter	14,771
$44,482

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

Other assets consist of the following as of December 31:

(in thousands)	2018	2017
Cost method investments	$10,000	$10,000
Other assets	1,661	1,626
Income tax receivable	1,080	414
	$12,741	$12,040

5. Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following as of December 31:

(in thousands)	2018	2017
Accounts payable	5,295	2,283
Accrued compensation	1,503	1,127
Accrued expenses	1,195	938
	$7,993	$4,348

6. Line of Credit

On December 28, 2017, our wholly-owned subsidiary Boulder Road LLC entered into a revolving credit agreement (the “Credit Agreement”) with Great Western Bank, as lender (“Great Western”). Borrowings under the Credit

Agreement are secured by a deed of trust on the real estate owned by Boulder Road LLC, and guaranteed by Gaia. The Credit Agreement provides for a revolving line of credit for up to $13.5 million, which is reduced by $500,000 semi-annually, and is subject to certain covenants applicable to Boulder Road LLC. The maximum borrowing capacity under the credit facility was $12.5 million at December 31, 2018, all of which was drawn. Subject to certain limitations, the principal amount of the loan is due and payable on the earlier of December 28, 2020 or the termination of the Credit Agreement. The note evidencing borrowings under the Credit Agreement bears interest at the prime rate plus 0.5% (6.0% at December 31, 2018) with a floor of 4.25%.

7. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2018 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

8. Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common shares is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common shares and our Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote, except as provided by law or as set forth in our charter. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman, holds 100% of our 5,400,000 outstanding shares of class B common stock and also owns 366,682 shares of Class A common stock. Consequently, our chairman holds approximately 82% of our voting stock and thus is able to exert substantial influence and control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

Our Class A common shares and our Class B common shares are entitled to receive dividends, if any, as may be declared by our board of directors out of legally available funds. In the event of a liquidation, dissolution or winding up of Gaia, our Class A common shares and our Class B common shares are entitled to share ratably in our assets remaining after the payment of all of our debts and other liabilities. Holders of our Class A common shares and our Class B common shares have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to our Class A common shares or our Class B common shares.

Our Class B common shares may not be transferred unless converted into our Class A common shares, other than certain transfers to affiliates, a trust, family members, and charitable organizations. Our Class B common shares are convertible one-for-one into our Class A common shares, at the option of the holder of the Class B common shares. During 2018 and 2017, we issued shares of our Class A common stock as shown in the table below under our 2009 Long-Term Incentive Plan (the “Plan”). We recorded the shares issued to our directors at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

In March 2018, we completed an underwritten public offering of 2,683,333 shares of our Class A common stock, which included 350,000 shares of Class A common stock issued pursuant to the over-allotment option granted to our underwriters, at a public offering price of $15.00 per share. We received net proceeds of approximately $37.1 million after deducting underwriting discounts and commissions and offering costs. A majority of our board of directors and executive management participated in the offering.

	For the Years Ended December 31,
	2018	2017
Shares issued to independent directors for services rendered, in lieu of cash compensation	1,045	2,430
Shares issued to employees upon exercise of stock options	45,800	15,000

As of December 31, 2018, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	5,400,000
Awards under the Plan:
Stock options outstanding	496,557
Restricted stock units outstanding	1,087,668
Total shares reserved for future issuance	6,984,225

9. Share-Based Compensation

We issue stock-based compensation awards under the Plan. The purpose of the Plan is to advance our interests and those of our shareholders by providing incentives to certain persons who contribute significantly to our strategic and long-term performance objectives and growth. An aggregate of not more than 3 million of our Class A common shares, subject to certain adjustments, may be issued under the Plan, and the Plan terminates no later than April 23, 2019. The exercise price for our options is generally equal to the closing market price of our stock at the date of the grant, and the options normally vest at 2% per month for the 50 months beginning in the eleventh month after the grant date. Follow on option grants begin vesting in the first month after grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees, and five years for board members.

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

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the Plan for each of the years presented:

	2018	2017
Expected volatility	41%	38% - 41%
Weighted-average volatility	41%	38%
Expected dividends	—%	—%
Expected term (in years)	6.6	3.2 - 3.5
Risk-free rate	2.86%	1.45% - 1.99%

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

We use intrinsic valuation for RSUs, which due to the nature of these awards, is typically market price of our common stock on the date of grant.

The table below presents a summary of activity under the Plan, as of December 31, 2018, and changes during the year then ended:

(in thousands, except share and per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,436,348	$7.67
Option grants	7,257	14.95
Restricted stock unit grants	316,661	—
Exercised options	(45,800)	5.86
Cancelled or forfeited options	(32,000)	7.36
Cancelled or forfeited restricted stock units	(98,241)	—
Outstanding at December 31, 2018	1,584,225	$7.97	4.4	$12,563,473
Exercisable options at December 31, 2018	274,540	$7.30	6.4	$853,670

The table below presents our valuation data for the Plan:

(in thousands, except per share amounts)	2018	2017
Valuation Data:
Weighted-average fair value (per share)	$14.95	$7.68
Total stock-based compensation expense	$1,650	$1,833
Total income tax impact on provision	$346	$585

The table below presents our RSU’s by vest date:

Vest Date	RSU's
March 16, 2020	348,841
January 1, 2021	12,294
March 31, 2022	565,449
January 1, 2023	12,294
March 31, 2024	292,073
1,230,951

We issue new shares upon the exercise of options and vesting of RSUs. We received approximately $0.3 million and $0.1 million in cash from stock options exercised during 2018 and 2017, respectively. The total intrinsic value of options exercised during 2018 and 2017 was $0.4 million and $0.1 million respectively. The total fair value of options vested was $0.3 million during both 2018 and 2017.

As of December 31, 2018, there was $7.8 million of unrecognized cost related to non-vested share-based compensation arrangements granted under the Plan. We expect that cost to be recognized over a weighted-average period of 4.05 years.

10. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2018	2017
Current:
Federal	$—	$(1,040)
State	9	5
Total current	9	(1,035)
Deferred:
Federal	(1,818)	105
State	(135)	5
Total deferred	(1,953)	110
Total income tax benefit	$(1,944)	$(925)

Variations from the federal statutory rate are as follows:

(in thousands)	2018	2017
Expected federal income tax benefit at statutory rate of 21% in 2018 and 34% in 2017	$(7,506)	$(8,373)
Effect of permanent other differences	18	184
Return to provision adjustments	(2,241)	(1,144)
Effect of federal rate change at year-end	—	2,870
State income tax benefit, net of federal benefit tax assets	(536)	(369)
Valuation allowance	8,321	5,907
Total income tax benefit	$(1,944)	$(925)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets (liabilities) as of December 31, 2018 and 2017 are as follows:

	As of December 31,
(in thousands)	2018	2017
Deferred tax assets (liabilities):
Stock-based compensation	$933	$587
Depreciation and amortization	(571)	(318)
Section 181 qualified production expense	(3,312)	(1,933)
Net operating loss carryforward	15,999	6,012
Charitable carryforward	231	278
Other	508	342
Tax credits	276	276
Valuation allowance	(14,228)	(5,907)
Total deferred tax assets (liabilities), net of valuation allowance	$(164)	$(663)

The source of income (loss) before income taxes are as follows:

(in thousands)	2018	2017
Domestic	$(35,737)	$(24,626)

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. We determined that a $14.2 million and a $5.9 million valuation allowance against our deferred tax assets was necessary in 2018 and 2017, respectively, due to the cumulative loss incurred over a three-year period, excluding the sale of the Gaiam Brand segment in 2016.  We released a full valuation allowance in 2016 on these deferred tax assets and in 2017 for AMT tax credits as recent federal tax law has recharacterized them as fully refundable by 2021. We have federal and state net operating loss carryforwards of approximately $71.1 million and $20.0 million, respectively, of which $30.3 million in federal net operating losses expire after 2037. Net operating losses generated in 2018 and beyond do not expire.

We did not realize a tax benefit recorded to additional paid-in capital because of the exercise of stock options during 2018; in 2017 we recognized $0.8 million in relation to this tax benefit. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and consolidated statements of operations.

The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2013 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administrative expenses, respectively.

11. Segment Information and Geographic Information

Our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

Geographic Information

We have subscribers in the United States and over 185 foreign countries. The major geographic territories are the U.S. and Canada and are based on the billing location of the customer. The following represents geographical data for our operations as of and for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Revenue:
United States	$34,252	$21,977
International	9,591	6,313
	$43,843	$28,290

12. Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited results of operations for each of the quarters in 2018 and 2017.

	Year 2018 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenues	$9,615	$10,460	$11,387	$12,381
Gross profit	8,343	9,084	9,913	10,798
Gross margin	86.8%	86.8%	87.1%	87.2%
Loss from operations	(7,878)	(6,509)	(10,449)	(11,256)
Net loss	(6,035)	(6,349)	(10,329)	(11,080)
Basic and diluted net loss per share	$(0.39)	$(0.35)	$(0.58)	$(0.62)
Weighted average shares outstanding - basic and diluted	15,364	17,890	17,890	17,890

	Year 2017 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Net revenues	$5,784	$6,558	$7,522	$8,426
Gross profit	4,964	5,647	6,485	7,267
Gross margin	85.8%	86.1%	86.2%	86.2%
Loss from continuing operations	(6,180)	(6,310)	(5,634)	(5,577)
Income from discontinued operations	—	—	429	—
Net loss	(6,180)	(6,310)	(5,205)	(5,577)
Basic and diluted net loss per share	$(0.41)	$(0.42)	$(0.34)	$(0.37)
Weighted average shares outstanding - basic and diluted	15,153	15,157	15,161	15,168

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of December 31, 2018, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Plante Moran, PLLC, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 25, 2019, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 25, 2019, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 25, 2019, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 25, 2019, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 25, 2019, to be filed with the Commission pursuant to Regulation 14A.

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

10.2*

Form of Employee Stock Option Agreement, under Gaiam’s (now known as Gaia) 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s annual report on Form 10-K for the year ended December 31, 2009 filed March 16, 2010 (No. 000-27517)).

10.3*

Form of Restricted Stock Unit Awards Agreement under Gaiam’s (now known as Gaia) 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaia’s current report on Form 8-K filed July 8, 2016).

10.4

Insurance and Stock Redemption Agreement, dated as of August 4, 2005, between Gaiam, Inc. (now known as Gaia, Inc.) and Jirka Rysavy (incorporated by reference to Exhibit 10.5 of Gaiam’s current report on Form 8-K dated August 3, 2005, filed August 9, 2005 (No. 000-27517)).

10.5

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s (now known as Gaia) annual report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014 (No. 000-27517)).

21.1	List of Gaia, Inc. Subsidiaries (filed herewith).

23.1	Consent letter from Plante Moran, PLLC (filed herewith).

23.2	Consent letter from EKS&H LLLP (filed herewith).

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer
March 4, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2019

/s/ Kristin Frank Kristin Frank	Director	March 4, 2019

/s/ Chris Jaeb Chris Jaeb	Director	March 4, 2019

/s/ David Maisel David Maisel	Director	March 4, 2019

/s/ Keyur Patel Keyur Patel	Director	March 4, 2019

/s/ Paul Sutherland Paul Sutherland	Director	March 4, 2019

/s/ Paul Tarell Paul Tarell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2019