Form 10-Q
period 2019-03-31
GAIA, INC
filed 2019-04-29
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2019
Class A Common Stock ($.0001 par value)	12,500,139
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2019, the interim results of operations for the three months ended March 31, 2019 and 2018, changes in equity for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2018, was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2018.

GAIA, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$22,299	$29,964
Accounts receivable	1,905	1,334
Prepaid expenses and other current assets	2,534	3,192
Total current assets	26,738	34,490
Building and land, net	22,245	21,688
Media library, software and equipment, net	29,436	27,623
Goodwill	10,609	10,609
Investments and other assets	12,741	12,741
Total assets	$101,769	$107,151
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$7,797	$7,993
Deferred revenue	5,975	5,029
Total current liabilities	13,772	13,022
Line of credit	12,500	12,500
Deferred taxes	164	164
Total liabilities	26,436	25,686
Equity	75,333	81,465
Total liabilities and equity	$101,769	$107,151

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
	(unaudited)
Revenues, net	$12,467	$9,138
Cost of revenues	1,600	1,181
Gross profit	10,867	7,957
Expenses:
Selling and operating	15,722	14,517
Corporate, general and administration	1,593	1,411
Total operating expenses	17,315	15,928
Loss from operations	(6,448)	(7,971)
Interest and other income, net	37	17
Loss before income taxes	(6,411)	(7,954)
Income tax benefit	—	(1,826)
Loss from continuing operations	$(6,411)	$(6,128)
Income (loss) from discontinued operations	(315)	93
Net loss	$(6,726)	$(6,035)
Income (loss) per share - basic and diluted:
Continuing operations	(0.36)	(0.40)
Discontinued operations	(0.02)	0.01
Basic and diluted net loss per share	$(0.38)	$(0.39)
Weighted-average shares outstanding:
Basic and diluted	17,890	15,364

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity

		Gaia, Inc. Shareholders
		(unaudited)
(in thousands, except shares)	Total Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2018	$76,152	$(24,410)	$2	$100,560	15,169,961
Offering of Class A common stock	37,128	—	—	37,128	2,683,333
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation, net of tax	493	—	—	493	30,252
Net loss	(6,035)	(6,035)	—	—	—
Balance at March 31, 2018	$107,738	$(30,445)	$2	$138,181	17,883,546

Balance at January 1, 2019	$81,465	$(58,203)	$2	$139,666	17,890,139
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation, net of tax	594	—	—	594	—
Net loss	(6,726)	(6,726)	—	—	—
Balance at March 31, 2019	$75,333	$(64,929)	$2	$140,260	17,890,139

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(in thousands)	2019	2018
	(unaudited)
Operating activities:
Net loss	$(6,726)	$(6,035)
(Income) loss from discontinued operations	315	(93)
Net loss from continuing operations	(6,411)	(6,128)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,220	1,550
Share-based compensation expense	594	254
Changes in operating assets and liabilities:
Accounts receivable, net	(571)	(250)
Prepaid expenses and other assets	658	(981)
Accounts payable and accrued liabilities	(196)	1,481
Deferred revenue	946	1,091
Net cash used in operating activities – continuing operations	(2,760)	(2,983)
Net cash provided by operating activities – discontinued operations	19	93
Net cash used in operating activities	(2,741)	(2,890)
Investing activities:
Additions to media library, property and equipment	(4,924)	(4,058)
Net cash used in investing activities	(4,924)	(4,058)
Financing activities:
Drawdowns on line of credit	12,500	—
Repayments on line of credit	(12,500)	(12,500)
Proceeds from issuance of common stock, net	—	37,341
Net cash provided by financing activities	—	24,841
Net increase (decrease) in cash	(7,665)	17,893
Cash at beginning of period	29,964	32,778
Cash at end of period	$22,299	$50,671

See accompanying notes to the interim condensed consolidated financial statements.

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc., was incorporated under the laws of the State of Colorado in 1988 and operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content library includes approximately 8,000 English language titles as well as a growing selection of titles available in French, German, and Spanish. Our subscribers have unlimited access to a vast library of inspiring films, cutting-edge documentaries, interviews, yoga classes, transformation-related content, and more – 85% of which is exclusively available to our subscribers for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

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

There have been no material changes in our significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases must be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard did not have a material impact on our reported financial position or results of operations in the three months ended March 31, 2019.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on us.

Discontinued Operations

In the first quarter of 2019, we reclassified our legacy DVD subscription club as a discontinued operation and have presented the related operations in discontinued operations on the accompanying statement of operations. There were no assets or liabilities associated with this club in the condensed consolidated balance sheets.

2. Revenue Recognition

Revenues consist primarily of subscription fees paid by our customers. We present revenues net of taxes collected from customers. Subscribers are billed in advance and revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from customers that have not been earned and are recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our partners have the primary relationship, including billing and service delivery, with the subscriber. Payments made to partners to assist in promoting our service on their platforms are expensed as marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our partners.

3. Equity and Share-Based Compensation

During the first three months of 2019 and 2018, we recognized $594,000 and $254,000, respectively, of associated stock compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations.

4. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive. Basic and diluted net loss per share were the same for the three months ended March 31, 2019 and 2018, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

5. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	—	(1,818)
State	—	(8)
Total deferred	—	(1,826)
Total income tax benefit	$—	$(1,826)

The income tax benefit recorded during 2018 is a result of our historical alternative minimum tax payments becoming fully refundable in 2018. Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and generate losses for the next few years, we have a full valuation allowance on our deferred tax assets. As of March 31, 2019, our gross net operating loss carryforwards were $82.8 million and $23.3 million for federal and state, respectively.

6. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2019, and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

7. Subsequent Events

On April 26, 2019, we repaid and replaced the line of credit of our wholly owned subsidiary Boulder Road LLC with a $17.0 million term loan agreement with BDS III Mortgage Capital B LLC, as lender.  The term loan bears interest at a fixed spread over LIBOR, matures on May 1, 2022, and is secured by, our corporate campus and is guaranteed by Gaia. Boulder Road’s financial statements are included within our consolidated financial statements; however, Boulder Road’s assets and credit are only available to pay its own debts and obligations and are not available to satisfy the debts or obligations of any other entity.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors referenced under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10‑Q. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, ongoing losses, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future internet-related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes referenced elsewhere in this document. This section is designed to provide information that will assist in understanding our condensed consolidated financial statements, changes in certain items in those statements from period to period, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the condensed consolidated financial statements.

Overview and Outlook

We operate a global digital video subscription service with a library of approximately 8,000 English-language titles as well as a growing selection of titles available in French, German, and Spanish, that caters to a unique, underserved subscriber base. Our digital content is available to our subscribers on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service, our subscribers have unlimited access to a library of inspiring films, cutting-edge documentaries, interviews, yoga classes, transformation related content, and more, all available to our subscribers for digital streaming on most internet-connected devices. A subscription also allows our subscribers to download files from our library and view them later without being actively connected to the internet.

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

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenues, net	$12,467	$9,138
Cost of revenues	1,600	1,181
Gross margin	87.2%	87.1%
Selling and operating	15,722	14,517
Corporate, general and administration	1,593	1,411
Loss from operations	(6,448)	(7,971)
Interest and other income, net	37	17
Loss before income taxes	(6,411)	(7,954)
Income tax benefit	—	(1,826)
Loss from continuing operations	(6,411)	(6,128)
Income (loss) from discontinued operations	(315)	93
Net loss	$(6,726)	$(6,035)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Revenues, net	100.0%	100.0%
Cost of revenues	12.8%	12.9%
Gross profit	87.2%	87.1%
Expenses:
Selling and operating	126.1%	158.9%
Corporate, general and administration	12.8%	15.4%
Total expenses	138.9%	174.3%
Loss from operations	(51.7)%	(87.2)%
Interest and other income	0.3%	0.2%
Loss before taxes	(51.4)%	(87.0)%
Income tax benefit	—%	(20.0)%
Loss from continuing operations	(51.4)%	(67.1)%
Income (loss) from discontinued operations	(2.5)%	1.0%
Net loss	(54.0)%	(66.0)%

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenues, net. Revenues increased $3.4 million, or 37.4%, to $12.5 million during the first quarter of 2019 from $9.1 million during the first quarter of 2018. The increase in revenues was primarily driven by our growth in the number of paying subscribers.

Cost of revenues. Cost of revenues increased $0.4 million, or 33.3%, to $1.6 million during the first quarter of 2019 from $1.2 million during the first quarter of 2018 and, as a percentage of revenues, decreased slightly to 12.8% during the first quarter of 2019 compared to 12.9% during the first quarter of 2018, primarily due to the lower cost of streaming associated with our higher volumes and an increase in revenue.

Selling and operating expenses. Selling and operating expenses increased $1.2 million, or 8.3%, to $15.7 million during the first quarter of 2019 from $14.5 million during the first quarter of 2018 and, as a percentage of revenues, decreased to 126.1% during the first quarter of 2019 from 158.9% during the first quarter of 2018. The decrease as a percentage of revenue was primarily due to growth in revenue offset to a lesser extent by increased marketing spending for subscriber acquisition.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.2 million, or 14.3%, to   $1.6 million during the first quarter of 2019 from $1.4 million during the first quarter of 2018, and as a percentage of revenues, decreased to 12.8% during the first quarter of 2019 from 15.4% during the first quarter of 2018.

Net loss. As a result of the above factors, net loss was $6.7 million, or $0.38 per share, during the first quarter of 2019 compared to a net loss of $6.0 million, or $0.39 per share, during the first quarter of 2018.

Seasonality

Our subscriber growth exhibits a seasonal pattern that reflects variations when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Our subscriber growth is generally greatest during October through February and slowest in May through August. As we continue to expand internationally, we expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At March 31, 2019, our cash balance was $22.3 million. We estimate that our capital expenditures, including investments in our media library, will total approximately $8.0 million to $12.0 million for the remainder of 2019, which will be funded through our available cash balance, cash expected to be generated from operations and the increased borrowing under our new term loan facility as disclosed in Note 7 to the condensed consolidated financial statements in Item 1 of the Form 10-Q.

We have an active shelf registration with the Securities and Exchange Commission under which 2,316,667 shares of our Class A common stock are currently available for issuance.

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

As of March 31, 2019 we had $12.5 million drawn down on our line of credit secured by our real estate. This facility was repaid in connection with our new term loan facility, as disclosed in Note 7 to the condensed consolidated financial statements in Item 1 of this Form 10-Q.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	(2,741)	(2,890)
Investing activities	(4,924)	(4,058)
Financing activities	—	24,841
Net increase (decrease) in cash	$(7,665)	$17,893

Operating activities. Cash flow used in continuing operations improved $0.1 million during the first three months of 2019 compared to the same period in 2018. The improvement was primarily due to decreased operating losses in 2019 and favorable working capital dynamics from the growth in recurring subscriber revenues.

Investing activities. Cash flow used in investing activities increased $0.9 million during the first three months of 2019 compared to the same period in 2018 primarily due to increased investment in our media library.

Financing activities. Cash flow from financing activities decreased $24.8 during the first three months of 2019 compared to the same period in 2018, as we did not undertake financing activities during the first three months of 2019 while in 2018 we sold shares of our Class A common stock and repaid our line of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of March 31, 2019, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1	Form of Option Agreement (Gaia 2019 Long-Term Incentive Plan)

10.2	Form of Restricted Stock Unit Agreement (Gaia 2019 Long-Term Incentive Plan)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Gaia, Inc.
(Registrant)

April 29, 2019	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

April 29, 2019	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)