Form 10-Q
period 2019-06-30
GAIA, INC
filed 2019-08-06
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(303) 222-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	GAIA	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2019
Class A Common Stock ($.0001 par value)	12,984,971
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2019, the interim results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2018 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2018.

GAIA, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$17,477	$29,964
Accounts receivable	2,078	1,334
Prepaid expenses and other current assets	3,232	3,192
Total current assets	22,787	34,490
Building and land, net	22,328	21,688
Media library, software and equipment, net	33,296	27,623
Goodwill	17,289	10,609
Investments and other assets	13,725	12,741
Total assets	$109,425	$107,151
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$9,274	$7,993
Deferred revenue	6,699	5,029
Total current liabilities	15,973	13,022
Long-term debt	18,365	12,500
Deferred taxes	207	164
Total liabilities	34,545	25,686
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 12,984,971 and 12,500,139 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Additional paid-in capital	144,275	139,666
Accumulated deficit	(69,397)	(58,203)
Total equity	74,880	81,465
Total liabilities and equity	$109,425	$107,151

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
	(unaudited)		(unaudited)
Revenues, net	$13,164	$10,000	$25,631	$19,138
Cost of revenues	1,785	1,290	3,385	2,471
Gross profit	11,379	8,710	22,246	16,667
Expenses:
Selling and operating	14,173	13,961	29,895	28,478
Corporate, general and administration	1,493	1,340	3,086	2,751
Total operating expenses	15,666	15,301	32,981	31,229
Loss from operations	(4,287)	(6,591)	(10,735)	(14,562)
Interest and other income (expense), net	(196)	160	(159)	177
Loss before income taxes	(4,483)	(6,431)	(10,894)	(14,385)
Income tax expense (benefit)	42	—	42	(1,826)
Loss from continuing operations	(4,525)	(6,431)	(10,936)	(12,559)
Income (loss) from discontinued operations	57	82	(258)	175
Net loss	$(4,468)	$(6,349)	$(11,194)	$(12,384)
Income (loss) per share-basic and diluted:
Continuing operations	$(0.25)	$(0.36)	$(0.61)	$(0.75)
Discontinued operations	—	—	(0.01)	0.01
Basic and diluted net loss per share	$(0.25)	$(0.36)	$(0.62)	$(0.74)
Weighted-average shares outstanding:
Basic and diluted	17,944	17,890	17,917	16,627

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity

		Gaia, Inc. Shareholders
		(unaudited)
(in thousands, except shares)	Total Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2018	$76,152	$(24,410)	$2	$100,560	15,169,961
Offering of Class A common stock	37,128	—	—	37,128	2,683,333
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation, net of tax	493	—	—	493	30,252
Net loss	(6,035)	(6,035)	—	—	—
Balance at March 31, 2018	$107,738	$(30,445)	$2	$138,181	17,883,546
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation, net of tax	539	—	—	539	16,593
Net loss	(6,349)	(6,349)	—	—	—
Balance at June 30, 2018	$101,928	$(36,794)	$2	$138,720	17,900,139

Balance at January 1, 2019	$81,465	$(58,203)	$2	$139,666	17,900,139
Share-based compensation, net of tax	594	—	—	594	—
Net loss	(6,726)	(6,726)	—	—	—
Balance at March 31, 2019	$75,333	$(64,929)	$2	$140,260	17,900,139
Share-based compensation, net of tax	515	—	—	515	—
Issuance of Gaia, Inc. common stock for asset acquisition and business combination	3,500	—	—	3,500	484,832
Net loss	(4,468)	(4,468)	—	—	—
Balance at June 30, 2019	$74,880	$(69,397)	$2	$144,275	18,384,971

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2019	2018
	(unaudited)
Operating activities:
Net loss	$(11,194)	$(12,384)
(Income) loss from discontinued operations	258	(175)
Loss from continuing operations	(10,936)	(12,559)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,361	3,217
Share-based compensation expense	1,109	991
Changes in operating assets and liabilities:
Accounts receivable, net	(744)	(267)
Prepaid expenses and other assets	(497)	(603)
Accounts payable and accrued liabilities	720	1,109
Deferred revenue	670	1,108
Net cash used in operating activities - continuing operations	(5,317)	(7,004)
Net cash provided by operating activities - discontinued operations	76	175
Net cash used in operating activities	(5,241)	(6,829)
Investing activities:
Acquisitions, net of cash acquired, and purchases of intangible assets	(1,575)	—
Additions to media library, property and equipment	(9,763)	(9,432)
Net cash used in investing activities	(11,338)	(9,432)
Financing activities:
Repayments on line of credit	(12,500)	(12,500)
Proceeds from issuance of term mortgage, net of issuance costs	16,592	—
Proceeds from the issuance of common stock	—	37,143
Net cash provided by financing activities	4,092	24,643
Net increase (decrease) in cash	(12,487)	8,382
Cash at beginning of period	29,964	32,778
Cash at end of period	$17,477	$41,160

See accompanying notes to the interim condensed consolidated financial statements.

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc. was incorporated under the laws of the State of Colorado in 1988 and operates a global digital video subscription service and on-line community that caters to a unique and underserved subscriber base. Our digital content library consists of approximately 8,000 English language titles as well as a growing selection of titles available in French, German, and Spanish. Our subscribers have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 85% of which is exclusively available to our subscribers for digital streaming on most internet-connected devices anytime, anywhere, commercial-free.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently curated into four channels: Yoga, Transformation, Alternative Healing, and Seeking Truth, and delivered directly to our subscribers through our streaming platform. We expand programming for these channels primarily by producing content in our in-house production studios with a staff of media professionals. This content produced for and owned by us, currently represents about 80% of total viewership. In addition, we complement our produced and owned content through long term, predominately exclusive, licensing agreements.

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

Recently Adopted Accounting Policies

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases must be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new standard did not have a material impact on our reported financial position or results of operations in the three and six months ended June 30, 2019.

Recently Issued Accounting Policies

In March 2019, the FASB issued ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. ASU 2019-02 also requires reassessing estimates of the use of a film in a film group and accounting for any changes prospectively. In addition, ASU 2019-02 requires testing films and program material license agreements for impairment at a film group level when the films or license agreements are predominantly monetized with other films and license agreements. ASU 2019-02 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We are evaluating the impact on our reported financial position and results of operations, but do not believe it will have a material impact on either.

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

3. Equity and Share-Based Compensation

In June 2019, we issued 404,891 shares of Class A common stock as part of the consideration for an acquisition of a complementary streaming platform focused on Alternative Healing. If the acquired platform maintains profitability and achieves a specific subscriber growth threshold as of June 30, 2020, we may issue up to 208,589 additional shares of Class A common stock as additional consideration. We also issued 79,941 shares of Class A common stock as part of the consideration to acquire over 450 titles of original content that will be integrated into our Alternative Healing channel.

During the first six months of 2019 and 2018, we recognized approximately $1,109,000 and $991,000, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. During the first six months of 2018 there were 45,800 options exercised with net proceeds of $258,000. There were no options exercised during the first six months of 2019.

4. Goodwill and Other Intangible Assets

The following table sets forth changes in goodwill for the period from December 31, 2018 through June 30, 2019:

(in thousands)
Balance at December 31, 2018	$10,609
Acquisition	6,680
Balance at June 30, 2019	$17,289

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Investments and Other Assets on the accompanying condensed consolidated balance sheet:

	June 30,	December 31,
(in thousands)	2019	2018
Amortizable Intangible Assets
Customer related
Gross carrying amount	$550	$—
Accumulated amortization	(46)	—
	$504	$—

Unamortized Intangible Assets
Domain names	$571	$571

The customer related intangible assets are being amortized on a straight-line basis over 12 months. Amortization expense was $46,000 for the three and six months ended June 30, 2019. Amortization expense for the remainder of 2019 is expected to be $276,000.

5. Debt

On April 26, 2019, we replaced the line of credit of our wholly owned subsidiary Boulder Road LLC with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender.  The mortgage bears interest at a fixed spread over LIBOR, matures on May 1, 2022, is secured by our corporate campus and is guaranteed by Gaia with no recourse against other assets. The current interest rate is

6.53%. Boulder Road’s financial statements are included within our consolidated financial statements; however, Boulder Road’s assets and credit are only available to pay its own debts and obligations and are not available to satisfy the debts or obligations of any other entity.

In June 2019, one of our wholly owned subsidiaries issued a $1.45 million secured convertible promissory note as part of the consideration for the platform acquisition discussed in Note 3. This note is secured by the assets acquired by the subsidiary, bears interest at 2% per annum and is due and payable on January 2, 2021. The promissory note is convertible into 200,379 shares of Class A common stock at the election of the holder at any time prior to maturity. No payments are due prior to maturity.

Also in June 2019, one of our wholly owned subsidiaries issued a $300,000 secured convertible promissory note as part of the consideration for the acquisition of a library of original content discussed in Note 3. This note is secured by the library acquired by the subsidiary, bears interest at 2% per annum and is due and payable on January 2, 2021. The promissory note is convertible into 41,145 shares of Class A common stock at the election of the holder at any time prior to maturity. No payments are due prior to maturity.

6. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all shares of common stock underlying stock options, restricted stock units and convertible notes payable, to the extent dilutive. Basic and diluted net loss per share were the same for the three and six months ended June 30, 2019 and 2018, respectively, as the inclusion of all underlying common shares would have been anti-dilutive.

7. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Total current	—	—	—	—
Deferred:
Federal	42	—	42	(1,818)
State	—	—	—	(8)
Total deferred	42	—	42	(1,826)
Total income tax benefit	$42	$—	$42	$(1,826)

The income tax benefit recorded during 2018 is a result of our historical alternative minimum tax payments becoming fully refundable in 2018. The income tax expense recorded in 2019 is a result of the amortization of goodwill over 15 years for tax purposes. Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and generate losses for the next few years, we have a full valuation allowance on our deferred tax assets. As of June 30, 2019, our net operating loss carryforwards on a gross basis were $89.5 million and $25.2 million for federal and state, respectively.

8. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2019 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Overview and Outlook

We operate a global digital video subscription service with a library of approximately 8,000 English-language titles as well as a growing selection of titles available in French, German or Spanish, which caters to a unique, underserved subscriber base. Our digital content is available to our subscribers on most internet-connected devices anytime, anywhere commercial-free. Through our online Gaia subscription service, our subscribers have unlimited access to a library of inspiring films, cutting-edge documentaries, interviews, yoga classes, transformation related content, and more; all available to our subscribers for digital streaming on most internet-connected devices. A subscription also allows our subscribers to download files from our library and view them later when they are not actively connected to the internet.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other entertainment-based streaming video services. Most of our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 85% of our content is available for streaming exclusively on Gaia. By offering exclusive and unique content through our streaming service, we believe we will be able to significantly expand our target subscriber base.

Our available content is currently focused on yoga, transformation, alternative healing, seeking truth, and conscious films. This content is specifically targeted to a unique customer base that is interested in alternatives and supplements to the content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions. In addition, through investments in our streaming video technology and our user interface, we have expanded the many ways our subscription customer base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new internet-connected devices as they are developed and creating a conscious community built on our content.

We reported net losses of $11.2 million and $12.4 million for the six months ended June 30, 2019 and 2018, respectively.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600. We maintain a website at www.gaia.com. The website address has been included only as a textual reference. Our website and the information contained on it, or connected to it, are not incorporated by reference into this Form 10-Q. We are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, and have elected to take advantage of certain of the scaled disclosure available to smaller reporting companies.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues, net	$13,164	$10,000	$25,631	$19,138
Cost of revenues	1,785	1,290	3,385	2,471
Gross profit	86.4%	87.1%	86.8%	87.1%
Selling and operating expenses	14,173	13,961	29,895	28,478
Corporate, general and administration expenses	1,493	1,340	3,086	2,751
Loss from operations	(4,287)	(6,591)	(10,735)	(14,562)
Interest and other income (expense), net	(196)	160	(159)	177
Loss before income taxes	(4,483)	(6,431)	(10,894)	(14,385)
Income tax expense (benefit)	42	—	42	(1,826)
Loss from continuing operations	(4,525)	(6,431)	(10,936)	(12,559)
Income (loss) from discontinued operations	57	82	(258)	175
Net loss	$(4,468)	$(6,349)	$(11,194)	$(12,384)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.6%	12.9%	13.2%	12.9%
Gross profit	86.4%	87.1%	86.8%	87.1%
Expenses:
Selling and operating	107.7%	139.6%	116.6%	148.8%
Corporate, general and administration	11.3%	13.4%	12.0%	14.4%
Total expenses	119.0%	153.0%	128.7%	163.2%
Loss from operations	(32.6)%	(65.9)%	(41.9)%	(76.1)%
Interest and other income (expense), net	(1.5)%	1.6%	(0.6)%	0.9%
Loss before income taxes	(34.1)%	(64.3)%	(42.5)%	(75.2)%
Income tax expense (benefit)	0.3%	—%	0.2%	(9.5)%
Loss from continuing operations	(34.4)%	(64.3)%	(42.7)%	(65.6)%
Income (loss) from discontinued operations	0.4%	0.8%	(1.0)%	0.9%
Net loss	(33.9)%	(63.5)%	(43.7)%	(64.7)%

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenues, net. Revenues increased $3.2 million, or 32.0%, to $13.2 million during the second quarter of 2019, compared to $10.0 million during the second quarter of 2018. The increase was primarily driven by the 26% increase in paying subscribers over the year-earlier period.

Cost of revenues. Cost of revenues increased $0.5 million, or 38.5%, to $1.8 million during the second quarter of 2019, from $1.3 million during the second quarter of 2018 and, as a percentage of net revenues, increased to 13.6% during the second quarter of 2019 from 12.9% during the second quarter of 2018 primarily due to amortization from our increased content spending over the past twelve months.

Selling and operating expenses. Selling and operating expenses increased $0.2 million, or 1.4%, to $14.2 million during the second quarter of 2019 from $14.0 million during the second quarter of 2018 and, as a percentage of net revenues, decreased to 107.7% during the second quarter of 2019 from 139.6% during the second quarter of 2018 primarily due to our continued discipline to reduce our customer acquisition spending.

Corporate, general and administration expenses. Corporate, general and administration increased $0.2 million, or 11% , to $1.5 million during the second quarter of 2019 compared to the same period of 2018 and, as a percentage of net revenues, decreased to

11.3% during the second quarter of 2019 from 13.4% during the second quarter of 2018, due to increased revenues in 2019 and disciplined expense management.

Net loss. As a result of the above factors net loss was $4.5 million, or $0.25 per share, during the second quarter of 2019 compared to a net loss of $6.3 million, or $0.36 per share, during the second quarter of 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenues, net. Revenues increased $6.5 million, or 34.0%, to $25.6 million during the first six months of 2019, compared to $19.1 million during the first six months of 2018. The increase was primarily driven by the growth in our subscriber base between the two periods.

Cost of revenues. Cost of revenues increased $0.9 million, or 36.0%, to $3.4 million during the first six months of 2019, from $2.5 million during the first six months of 2018 and, as a percentage of net revenues, increased to 13.2% during the first six months of 2019 from 12.9% during the first six months of 2018 primarily due to amortization from our increased content spending over the past twelve months.

Selling and operating expenses. Selling and operating expenses increased $1.4 million, or 4.9%, to $29.9 million during the first six months of 2019 from $28.5 million during the first six months of 2018, and, as a percentage of net revenues, decreased to 116.6% during the first six months of 2019 from 148.8% during the first six months of 2018 primarily due to our continued discipline to reduce customer acquisition spending.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.3 million or 10.7%, to $3.1 million during the first six months of 2019 from $2.8 million during the first six months of 2018 and, as a percentage of net revenues, decreased to 12.0% during the first six months of 2019 from 14.4% during the first six months of 2018, due to increased revenues in 2019 and disciplined expense management.

Net loss. As a result of the above factors, net loss was $11.2 million, or $0.62 per share, during the first six months of 2019 compared to a net loss of $12.4 million, or $0.74 per share, during the first six months of 2018.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At June 30, 2019, our cash balance was $17.5 million. We estimate that our capital expenditures, including investments in our media library, will total approximately $5.0 million to $8.0 million for the remainder of 2019, which will be funded through our available cash balance and cash expected to be generated from operations when we generate positive earnings before interest, taxes, depreciation and amortization, which we expect to occur in the fourth quarter of 2019.

On April 26, 2019, we replaced the line of credit of our wholly owned subsidiary Boulder Road LLC with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender. The mortgage bears interest at a fixed spread over LIBOR, matures on May 1, 2022, is secured by our corporate campus and is guaranteed by Gaia with no recourse against other assets. Boulder Road’s financial statements are included within our consolidated financial statements; however, Boulder Road’s assets and credit are only available to pay its own debts and obligations and are not available to satisfy the debts or obligations of any other entity.

Since 2007, we have had an active shelf registration with the Securities and Exchange Commission under which 2,316,667 shares of our Class A common stock are currently available for issuance.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities - continuing operations	(5,317)	(7,004)
Operating activities - discontinued operations	76	175
Operating activities	(5,241)	(6,829)
Investing activities	(11,338)	(9,432)
Financing activities	4,092	24,643
Net increase (decrease) in cash	$(12,487)	$8,382

Operating activities. Cash flows used in operations improved $1.6 million during the first six months of 2019 compared to the same period in 2018. The improvement was primarily due to increased revenues and reductions in our spending on customer acquisition in 2019.

Investing activities. Cash flows used in investing activities increased $1.9 million during the first six months of 2019 compared to the same period in 2018 primarily due to the platform acquisition completed in June 2019 and ongoing investments in our media library, product enhancements, and our corporate campus. We have completed most of our campus improvements and expect the ongoing investment in the campus to be nominal going forward, particularly in the fourth quarter of 2019 and 2020.

Financing activities. Cash flows provided by financing activities decreased $20.6 million during the first six months of 2019 compared to the same period in 2018 primarily due to the net proceeds of $37.1 million from the sale of Class A common stock in March 2018, partially offset by the replacement of our line of credit with a $17.0 million mortgage as discussed in Note 5 to the condensed consolidated financial statements in Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of June 30, 2019, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 1, 2019, as part of the consideration for a platform acquisition, Gaia issued to the sellers 404,891 unregistered shares of its Class A common stock, with an aggregate value of $2.9 million. Also as of June 1, 2019, Gaia issued 79,941 shares of its Class A common stock, with an aggregate value of $600,000, as part of the consideration to acquire a library of original content.  The value of the shares issued in the acquisitions was based on the five-day volume weighted average price of Gaia Class A common stock as listed on the Nasdaq Global Market during the five trading-day period ending on the trading day immediately before the acquisition closing date.

As partial consideration for the platform acquisition described above, a subsidiary of Gaia issued to the sellers a $1.45 million secured convertible promissory note, which is convertible into 208,589 shares of Gaia’s Class A common stock at the election of the holder at any time prior to the maturity date of the note on January 2, 2021. Also, as partial consideration to acquire a library of original content described above, a subsidiary of Gaia issued to the sellers a $0.3 million secured convertible promissory note, which is convertible into 41,145 shares of Gaia’s Class A common stock at the election of the holder at any time prior to the maturity date of the note on January 2, 2021.

The unregistered shares were issued in reliance on the exemption from registration afforded by Regulation S under the Securities Act of 1933.

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

Gaia, Inc.
(Registrant)

August 6, 2019	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

August 6, 2019	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)