Form 10-K
period 2019-12-31
GAIA, INC
filed 2020-02-24
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-27517

Gaia

GAIA, INC.

(Exact name of Registrant as specified in its Charter)

Colorado	84-1113527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
833 WEST SOUTH BOULDER ROAD LOUISVILLE, CO 80027
(Address of principal executive offices, including zip code)
(303) 222-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $.0001 Par Value	GAIA	NASDAQ Global Market
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 28, 2019, was $94,030,000. The registrant does not have non-voting common equity.

The number of shares of each of the Registrant’s classes of common stock outstanding as of February 20, 2020 was 13,023,231 shares of Class A common stock and 5,400,000 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the definitive proxy statement for the registrant’s 2020 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

PART I

Item 1.	Business

Our Business

Gaia, Inc. was incorporated under the laws of the State of Colorado on July 7, 1988, and operates a global digital video subscription service and on-line community that caters to a unique and underserved member base. Our digital content library includes approximately 8,000 English language titles as well as a growing selection of titles available in Spanish, German and French. Our members have unlimited access to this vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation-related content, and more – 85% of which is exclusively available to our members for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently organized into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents over 80% of our viewership. We complement our produced and owned content through long term, predominately exclusive, licensing agreements.

Our Content Channels

From the beginning, we have focused on establishing exclusive rights to unique content through in-house productions, licensing and strategic content acquisitions. Today, our network includes the following channels:

Yoga – Through our Yoga channel, our members enjoy unlimited access to streaming yoga, Eastern arts, and other movement-based classes. Currently, we are one of the world’s largest providers of streaming yoga classes. Blending ancient philosophy with anytime, anywhere access through modern technology, our classes on Eastern arts like T’ai Chi, Qigong, Ayurveda and more encourage the holistic integration of body, mind and spirit.

Transformation – Through our Transformation channel, we feature a wealth of content in the niche areas of spiritual growth, personal development and expanded consciousness. Our original and licensed content empowers members to live stronger, healthier, more productive and enlightened lives.

Alternative Healing – Our Alternative Healing channel features content focused on food and nutrition, holistic healing, alternative and integrative medicines, and longevity. Blending modern science with cutting edge research around neuroplasticity, energy healing, aging, and wellness, this channel fuels our members’ pursuit of optimal health.

Seeking Truth – As an alternative to mainstream media, our Seeking Truth channel provides new and enlightening perspectives for today’s changing world. Through thought-provoking questions like “who are we” and “why are we here”, and topics that include ancient wisdom and metaphysics, we go beyond the boundaries of mainstream media, and encourage our viewers to find empowerment through knowledge and awareness. Through this channel, our members have access to top names in the genre who conduct exclusive interviews and presentations not found anywhere else.

The Streaming Video Market and Gaia

Consumption of streaming video is expanding rapidly as more and more people augment their use of, or replace broadcast television with, streaming video to watch their favorite content on a growing array of digital streaming services. The streaming video market includes various free, ad-supported and subscription service offerings focused on various genres, including films, broadcast and original series, fitness and educational content.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other, mostly entertainment-based, streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 85% of our content is available for streaming exclusively on Gaia to most internet-connected devices. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target member base. Gaia believes the current size of our potential target market represents approximately 15% of internet users that currently pay for a streaming video service.

Competitive Strengths

We believe that we differentiate ourselves from our competition and have been able to grow our business through the following demonstrated competitive strengths:

Exclusive Content and Ubiquitous Access – We have amassed a library of unique content for which we hold exclusive worldwide streaming distribution rights and have established exclusive relationships with certain key talent in our areas of focus. Over 85% of our titles are available to our members for streaming on virtually any internet-connected device exclusively on Gaia.

Proprietary and Curated Content – Proprietary and curated content lies at the core of our business model. Our media offerings introduce members to us and help establish Gaia as an authority in the conscious media market. Our in-house produced and owned content represents over 80% of our members’ viewing time. Our licensed content has initial terms ranging from 3 to 10 years. With the growth in demand for digital rights, we expect that our large library of produced and acquired content combined with our internal production capabilities will be a key driver in our ability to grow efficiently and act as a hedge against the rising costs of digital rights.

International Rights – The strength of our proprietary content library created by our original content production strategy and our unique approach to content licensing have provided us with a library of niche content to which we hold exclusive worldwide distribution rights that we believe would be difficult to acquire in today’s market. By obtaining these rights, we have created a significant barrier to entry for competitors in our content niches and have given ourselves the potential to reach a worldwide member base with no additional licensing costs.

Unique Member Base – We believe that our unique and exclusive content allows us to cater to a member base that traditional media companies have mostly ignored. We believe this member base can be significantly expanded as more and more people enter our niche categories and begin accessing streaming content over the internet.

Unique Content Strength – We believe that our unique focus, combined with our content exclusivity, positions us as a complementary service to larger streaming video providers who are primarily entertainment driven. In addition, this focus has allowed an opportunity for significant advantages:

•	Yoga— We have an established consumer brand, a vast library of popular content, and knowledge and expertise on developing new content.
•

Transformation— We bring a unique focus to an otherwise crowded field. This channel empowers members through programs about meditation to expand consciousness, develop and understand spirituality in a modern world, and other shows on conscious topics that puts Gaia in the center of a rapidly growing market.

•

Alternative Healing— We offer depth and breadth of content on emerging topics including neuroplasticity, alternative and integrative medicines, holistic healing and longevity. Included in this channel are hundreds of recipes to help our members put their new knowledge into practice in the kitchen.

•	Seeking Truth— We offer category-leading talent that enables us to draw the most popular and authentic speakers, authors and experts in the alternative media world.

Growth Drivers

Our core strategy is to grow our subscription business domestically and internationally using the following drivers:

Investment in Streaming Content – We believe that our investment in streaming content leads to more awareness and viewership of our unique content. This leads to member acquisition and revenue growth, allowing us to invest more into our content library and enabling the growth cycle to continue. By investing in our in-house studios, digital asset management system and digital delivery platforms, we can produce and distribute new digital content at low incremental costs. With our end-to-end production capabilities and unique, exclusive relationships with thought leaders in our areas of focus, we believe we can develop content much more efficiently than our competitors.

Continuous Service Improvements – We have found that incremental improvements in our service and quality enhance our member satisfaction and retention. We have built our platform to optimize the speed and performance of streaming video playback, provide a unique and customized site experience for every member and provide the foundation for our expansion into foreign languages. We continue to refine our technology, user interfaces, recommendation algorithms and delivery infrastructure to improve the member experience.

Overall Adoption and Growth of Internet TV on Every Screen – Domestically, cable TV members have been declining, while the demand for digital content services accessible on various devices has continued to grow. Gaia is accessible on a broad array of devices, including, but not limited to: Apple TV, iPad, iPhone, Roku, Amazon Fire, Chromecast and Android devices, as well as phones, tablets, laptops, desktop computers and TVs through an HDMI cord. Through this accessibility, we believe that we enhance the value of our service to members as well as position ourselves for continued growth as internet and mobile delivery of content becomes more popular.

International Market Expansion – We believe the international streaming segment represents a significant long-term growth opportunity for us as people around the world begin to adopt the viewing behaviors of the U.S. market. Our exclusive worldwide streaming rights have allowed us to expand internationally by adding foreign language support to our service without having to invest in local foreign operations. Today, approximately 30% of our members are outside of the United States.

Live Access Premium Membership and GaiaSphere – In 2019, we held our inaugural event at the GaiaSphere, a 300-person live event studio located on our campus in Colorado. With the opening of the GaiaSphere, we also launched the Live Access premium annual membership to allow for access to exclusive live streaming of events. Through GaiaSphere and the Live Access premium offering, we have expanded our reach to a larger audience of talent that will contribute to our content library, as well as drive incremental revenue growth.

Member Driven Growth Enablement – We believe the empowerment of our existing members to drive awareness of and interest in Gaia will be a key driver of future growth and engagement of the Gaia global community. We recently enabled a product feature to support existing members ability to share Gaia content with their connections free of charge over a limited time window. This product feature allows us to leverage our existing members’ desire to share our content to ultimately drive more interest and awareness, which will lead to member growth that is not wholly dependent on marketing expenditures.

Complement our Existing Business with Selective Strategic Acquisitions – Our growth strategy is not solely dependent on acquisitions. However, we will consider strategic acquisitions that complement our existing business, increase our content library, expand our geographical reach and add to our member base. We will focus on companies with unique media content, a strong brand identity and members that augment our existing member base.

Marketing

We build awareness and demand for the Gaia brand through various channels focusing on mobile and video. Organic search, paid search, digital and social media, email marketing, ambassador marketing, as well as various strategic partnerships make up our continually optimized portfolio of member acquisition and retention tools. Rejoining members are an important source of member additions, many of which come back to Gaia after receiving special communications via email.

History

Gaia started as a conscious media and products company distributing conscious and non-theatrical media, with a maximum reach of approximately 70,000 retail doors in the United States.

In October 2012, we launched our streaming video service and focused our efforts on growing domestically and internationally by expanding our streaming content, enhancing our user interface and extending our streaming content to even more internet-connected devices.

In 2013, we further expanded the digital yoga content available to our members and expanded our presence and member base in the yoga community through our acquisition of My Yoga Online, the largest streaming yoga media service in Canada.

In 2016, we divested all of our non-streaming businesses for combined gains of over $150 million and focused on scaling our streaming video service, including relaunching gaia.com with an entirely new technology stack at its core. The new site was built to optimize the speed and performance of streaming video playback, provide a unique and customized site experience for every member and provide the foundation for our planned expansion into foreign languages.

During 2017 and 2018, we launched Spanish, German and French language offerings. We have continued to invest in our international offerings, including original programming in these languages.

In 2019, we further expanded the alternative healing content available to our members and expanded our presence and member base in this growing area of interest through our acquisition of Food Matters TV.

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

Competition

While our content offering is unique, the market for subscription-based content delivered over the internet is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple providers and can easily shift spending from one provider to another. We are a focused provider within the streaming video market that is able to compete by providing exclusive content available on almost any device. Our principal competitors vary by world geographic region and include multichannel video programming distributors and internet-based movie and TV content providers, including those that provide legal and illegal (pirated) streaming video content. We believe that due to the exclusivity of our content, we are positioning ourselves as a complementary service to large general content providers such as television broadcasters, cable television channels, and an array of other entertainment based streaming services.

Seasonality

Our member base growth reflects seasonal variations driven primarily by when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Our member growth is generally greatest in the fourth and first quarters (October through February), and slowest in May through August. This drives quarterly variations in our spending on member acquisition efforts but does not drive a corresponding seasonality in net revenue. As we continue to expand internationally, we expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Employees

As of February 20, 2020, we had approximately 135 employees, all of which are full-time employees. None of our employees are covered by a collective bargaining agreement.

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

Website and Available Information

Our corporate website www.gaia.com provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our www.gaia.com website also features a library of information and articles on personal development and healthy lifestyles, along with an extensive offering of video content. We believe our website provides us with an opportunity to deepen our relationships with our members and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Forms 10-K, 10-Q and 8-K and amendments thereto. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed with the Securities and Exchange Commission.

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

If our efforts to attract and retain members are not successful, our business will be adversely affected.

We have experienced significant member growth since we began our digital subscription business in 2013. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with a valuable and quality streaming experience. Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain members. We compete for screen viewing time with multichannel video programming distributors providing free-on-demand content through authenticated internet applications, internet-based movie and TV content providers, including both those that provide legal and illegal (or pirated) streaming video content, and streaming video retail stores, among others. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members.

In addition, many of our members originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract new members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, unsatisfactory availability of content, competitive services providing a better value or experience and customer service issues not satisfactorily resolved. We must continually add new members both to replace members who cancel and to grow our business beyond our current member base. If too many of our members cancel our service, or if we are unable to attract new members in numbers sufficient to sustain and grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing members and attracting new members, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace these members with new members.

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

As a result of our services being internet-based and the fact that we process, store, and transmit data, including personal information, for our members, failure to prevent or mitigate data loss or other security breaches, including breaches of our suppliers’ technology and systems, could expose us or our members to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to members, back-office support, and other functions. Although we have implemented systems and processes that are designed to protect member information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party supplier, such measures cannot provide absolute security.

We have had operating losses, and we cannot assure future profitability.

As a result of our continued investment in subscription acquisition efforts to drive revenue growth, we reported losses from continuing operations of $17.9 million and $34.1 million for fiscal years 2019 and 2018, respectively. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

If we are not able to manage change and growth, our business could be adversely affected.

We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our service. As we expand internationally, we are managing our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and internet video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party internet-based or “cloud” computing services. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations, our business could be adversely affected.

If our efforts to build unique brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members, and our operating results may be adversely affected.

We must continue to build and maintain a unique brand identity. We believe that a unique brand identity will be important in attracting and retaining members who have a number of choices from which to obtain streaming content. To build a unique brand identity we believe we must continue to offer content and service features that our members value and enjoy. We also believe that these must be coupled with effective consumer communications, such as marketing, customer service and public relations. If our efforts to promote and maintain our brand identity are not successful, our ability to attract and retain members may be adversely affected. Such a result may adversely affect our operating results.

With respect to our expansion into international markets, we will also need to establish our brand identity in new markets and languages, and to the extent we are not successful, our business in new markets may be adversely impacted.

Changes in our member acquisition sources could adversely affect our marketing expenses and member levels may be adversely affected.

We utilize a broad mix of marketing and public relations programs, including social media websites such as Facebook and YouTube, to promote our service to potential new members. We may limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that members or potential members deem certain marketing practices intrusive or damaging to our brand. If available marketing channels are limited or curtailed, our ability to attract new members may be adversely affected.

Companies that currently promote our services may cease promoting our services, may determine to compete more directly with our business or enter a similar business, or may decide to exclusively support our competitors. If we no longer have access to such marketing channels, our marketing efforts may be adversely affected. If we are unable to maintain or replace our sources of members with similarly effective sources, or if the cost of our existing sources increases, our member levels and marketing expenses may be adversely affected.

We face risks, such as unforeseen costs, and potential liabilities in connection with content we produce, license and/or distribute through our service.

As a distributor of content, we face potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we produce, license and/or distribute. We also face potential liability for content used in promoting our service, including marketing materials and features on our website such as member reviews.

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

We currently offer members the ability to receive streaming content through a host of internet-connected devices, including internet-enabled TVs, digital video players and mobile devices. We intend to continue to broaden our capability to instantly stream content to other platforms over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted.

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

Furthermore, the devices consumers use to access our content are manufactured and sold by entities other than Gaia and the devices’ performance and the connection between these devices and our service may result in consumer dissatisfaction that could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our members’ use and enjoyment could be negatively impacted.

Any significant disruption in our network or information systems or those of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance of our network and information systems and those of third parties that we utilize in our operations. We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently providing services to our members, which may reduce the attractiveness of our services. If we are unable to effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, we could face system interruptions or delays that may adversely affect our operating results.

Our systems may be subject to damage or interruption from adverse weather conditions, natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Interruptions in these systems, or to the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver content to our members. Service interruptions, errors in our software or the unavailability of network or information systems used in our operations could diminish the overall attractiveness of our membership service to existing and potential members.

We utilize third-party internet-based or “cloud” computing services in our business operations. We also utilize third-party content delivery networks to help us stream content in high volume to our members over the internet. Problems with these systems faced by us or our service providers, including technological or business-related disruptions, could adversely impact the experience of our members.

Any significant disruption in or unauthorized access to our network or information systems or those of third parties that we utilize in our operations arising from cyber-attacks could result in a loss or degradation of service, unauthorized disclosure of data (including member and corporate information), or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our network and information systems and those of third parties we use in our operations are vulnerable to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems may experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data or confidential information. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Any successful attempt by hackers to obtain our data (including members and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems (or those of third parties we use), could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems, but techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access. To date hackers have not had a material impact on our service or systems, although a risk remains that hackers may be successful in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of members and adversely affect our business and results of operations. Further, a penetration of our systems or a third party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

Our reputation and relationships with members would be harmed if our member data, particularly payment data, were to be accessed by unauthorized persons.

We maintain personal data regarding our members, including names and payment data. This data is maintained on our own systems as well as that of third parties we use in our operations. With respect to payment data, such as credit and debit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members’ data. Despite these measures we, our payment processing services or other third-party services we use, could experience an unauthorized intrusion into our members’ data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to remain or become members. We may also be required to notify regulators about any actual or perceived data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. For these reasons, should an unauthorized intrusion into our members’ data occur, our business could be adversely affected.

We rely on proprietary technology to stream content and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We continually enhance or modify the technology used for our operations. We cannot be sure that any enhancements or other modifications we make to our operations will achieve the intended results or otherwise be of value to our members. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to maintain and enhance our technology to manage the streaming of content to our members in a timely and efficient manner, or if our technology, or that of third parties we utilize in our operations, fails or otherwise operates improperly, our ability to retain existing members and to add new members may be impaired. Also, any harm to our members’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We rely upon the ability of consumers to access our service through the internet. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our member acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us for, or prohibit us from, being available through these tiers, our business could be negatively impacted.

Increases in payment processing fees, changes to operating rules, the acceptance of new types of payment methods or payment fraud could increase our operating expenses and adversely affect our business and results of operations.

Our members pay for our services predominately using credit and debit cards. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result of a change in our business practices which increase the fees on a cost-per-transaction basis. Such increases may adversely affect our results of operations.

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

In addition, we do not obtain signatures from members in connection with their use of payment methods. To the extent we do not obtain members’ signatures, we may be liable for fraudulent payment transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent payment methods are used to obtain service. While we do have safeguards in place, we nonetheless experience some fraudulent transactions. We do not currently carry insurance against the risk of fraudulent payment transactions. A failure to adequately control fraudulent payment transactions would harm our business and results of operations.

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

Video piracy is extensive in many parts of the world and has been made easier by technological advances and the conversion of video into digital formats. These trends facilitate the creation, transmission and sharing of high-quality unauthorized copies of content on DVDs, Blu-ray discs, and the internet. We may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure you that security and anti-piracy measures will prevent the piracy of our content. The proliferation of unauthorized copies of our content could have an adverse effect on our business, by reducing the revenues we receive from our subscription service.

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

The adoption or modification of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our service and increase our cost of doing business. For example, as a result of the repeal of internet neutrality regulations in the United States, broadband internet access providers may be able to charge web-based services such as ours for priority access to members, which could result in increased costs and a loss of existing users, impairment of our ability to attract new users, and material adverse effects on our business and opportunities for growth. Additionally, as we expand internationally, government regulation concerning the internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. Our cash flows provided by our operating activities have been negative in each of the last two years, primarily as a result of our decision to increase the amount expended on marketing and expanding our member base. To the extent our cash flows from operations continue to be negative, we anticipate seeking additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, our shareholders may experience dilution, and such securities may have rights, preferences or privileges senior to the rights of our common stock.  Any large equity or equity-linked offering could also negatively impact our stock price.

We may lose key employees or may be unable to hire qualified employees.

We rely on the continued service and performance of our senior management, in particular Jirka Rysavy, our Chairman, CEO and founder. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Hiring qualified management is difficult due to the limited number of qualified professionals in our industry. Failure to recruit, attract and retain personnel, particularly management personnel, could materially harm our business, financial condition, and results of operations.

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

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 472,561 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 81% of our voting stock and is able to exert substantial influence over and control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent. We hold an option to acquire certain of Mr. Rysavy’s shares in the event of his death, we do not carry insurance to fund repurchases.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located in Louisville, Colorado.

	Size	Use	Owned/Leased
Louisville, CO	150,262 sq. ft.	Headquarters and studios	Owned

We lease to third parties approximately 75,000 square feet of our building space located in Colorado. We believe our facility is adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them. Our facility is subject to a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2019 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On February 20, 2020, we had 3,301 shareholders of record and 13,023,231 shares of $.0001 par value Class A common stock outstanding, and we had 5,400,000 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

No dividends were declared or paid during the twelve months ended December 31, 2019 and 2018.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,335,034	$7.60	2,050,640
Equity compensation plans not approved by security holders	—	—	—
Total	1,335,034	$7.60	2,050,640
Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, ongoing losses, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future internet related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We operate a global digital video subscription service with a library of approximately 8,000 English language titles as well as a growing selection of titles available in Spanish, German and French that caters to a unique, underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service our members have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 85% of which is exclusively available to our members for digital streaming on most internet-connected devices.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other entertainment-based streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 85% of our content is available for streaming exclusively on Gaia. By offering exclusive and unique content through our streaming service, we believe we will be able to significantly expand our target member base.

Our available content is currently focused on yoga, transformation, alternative healing, seeking truth and conscious films. This content is specifically targeted to a unique member base that is interested in alternatives and supplements to the content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions. In addition, through our investments in our streaming video technology and our user interface, we have expanded the many ways our subscription member base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new internet-connected devices as they are developed and creating a conscious community built around our content.

Our focus for 2019 was on disciplined investment in our product, content library and member acquisition efforts to allow us to reduce the cash used in operations meaningfully over the year, with a continued focus on driving sustainable growth into the future. We have reduced the cash used in operations over 88% from 2018 to 2019, and generated $3.3 million in cash flows from operations for the fourth quarter of 2019, an improvement from the year-ago period when $8.3 million of cash was used in operations.

The focus for 2020 is to continue growing revenues at a reasonable rate while growing cash flows from operations. This will allow us to fund continued investment in our content library and digital platforms while also achieving sustained positive cash flows in the second half of 2020.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2019	2018
Revenues, net	$53,979	$41,997
Cost of revenues	7,111	5,352
Gross profit	86.8%	87.3%
Selling and operating expenses	58,292	67,148
Corporate, general and administration expenses	5,780	5,909
Loss from operations	(17,204)	(36,412)
Interest and other income (expense), net	(643)	355
Loss before income taxes	(17,847)	(36,057)
Income tax expense (benefit)	45	(1,944)
Loss from continuing operations	(17,892)	(34,113)
Income (loss) from discontinued operations	(258)	320
Net loss	$(18,150)	$(33,793)

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Years ended December 31,
	2019	2018
Revenues, net	100.0%	100.0%
Cost of revenues	13.2%	12.7%
Gross profit	86.8%	87.3%
Expenses:
Selling and operating	108.0%	159.9%
Corporate, general and administration	10.7%	14.1%
Total expenses	118.7%	174.0%
Loss from operations	(31.9)%	(86.7)%
Interest and other income (expense), net	(1.2)%	0.8%
Loss before income taxes	(33.1)%	(85.9)%
Income tax expense (benefit)	0.1%	(4.6)%
Loss from continuing operations	(33.1)%	(81.2)%
Income (loss) from discontinued operations	(0.5)%	0.8%
Net loss	(33.6)%	(80.5)%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues, net. Revenue increased $12.0 million, or 28.6%, to $54.0 million during 2019, compared to $42.0 million during 2018.  The increase in revenues was primarily driven by growth in the number of paying members combined with an increase in average monthly revenue per user which was driven by a 20% increase in the monthly membership fee for new members. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $1.7 million, or 31.5%, to $7.1 million during 2019 from $5.4 million during 2018, with gross profit of 86.8% in 2019 compared to 87.3% in 2018. The increase in cost of revenues was primarily driven by content amortization from our increased investment in produced content over the past two years, offset by higher revenues and relatively fixed streaming costs despite the higher revenues.

Selling and operating expenses. Selling and operating expenses decreased $8.8 million, or 13.1%, to $58.3 million during 2019 from $67.1 million during 2018 and, as a percentage of revenues, decreased significantly to 108.0% during 2019 from 159.9% during 2018. The decrease is primarily due to reducing our marketing spending during 2019 as we focused on attracting new members that have a higher expected lifetime value, which reduced the volume of new members added. This was offset by increased depreciation and amortization during 2019 from our investments to build out GaiaSphere and our streaming platform’s capabilities.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.1 million, or 1.7%, to $5.8 million during 2019 from $5.9 million during 2018 and, as a percentage of net revenue, decreased to 10.7% during 2019 from 14.1% during 2018. The decrease was primarily due to disciplined costs controls and a decrease in professional service fees in 2019.

Net loss. As a result of the above factors, net loss was $18.2 million, or $1.00 per share, for 2019 compared to net loss of $33.8 million, or $1.96 per share, for 2018. Net loss was not significantly impacted by either changing prices or inflation.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2019 and 2018. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2019 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$12,467	$13,164	$13,660	$14,688
Gross profit	10,867	11,379	11,859	12,763
Gross margin	87.2%	86.4%	86.8%	86.9%
Loss from operations	(6,448)	(4,287)	(3,900)	(2,569)
Net loss	(6,726)	(4,468)	(4,144)	(2,812)
Basic and diluted net loss per share	$(0.38)	$(0.25)	$(0.23)	$(0.15)
Weighted average shares outstanding - basic and diluted	17,890	17,944	18,375	18,402

	Year 2018 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$9,138	$10,000	$10,942	$11,917
Gross profit	7,957	8,710	9,556	10,422
Gross margin	87.1%	87.1%	87.3%	87.5%
Loss from operations	(7,971)	(6,591)	(10,516)	(11,334)
Net loss	(6,035)	(6,349)	(10,329)	(11,080)
Basic and diluted net loss per share	$(0.39)	$(0.36)	$(0.58)	$(0.62)
Weighted average shares outstanding - basic and diluted	15,364	17,890	17,890	17,890

Our member base growth reflects seasonal variations driven primarily by when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Our member growth is generally greatest in the fourth and first quarters (October through February), and slowest in May through August. This drives quarterly variations in our spending on member acquisition efforts but does not drive a corresponding seasonality in net revenue.

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

We amortize our media library in cost of revenues on a straight-line basis over the shorter of the license period or the estimated useful life of the titles, which typically ranges from 12 to 90 months. The amortization period begins with the first month of availability on our service.

Management reviews content viewership to determine whether viewing patterns correlate with initial estimates supporting the amortization period utilized.  If current estimates indicate that viewing is significantly higher in earlier periods relative to the remaining amortization period, we will begin amortizing the respective titles on an accelerated basis over the amortization period. Due to our exclusive content and growing member base, viewership of our library continues to grow each month, therefore no additional amortization was recorded during 2019 or 2018.

Our media library is reviewed for impairment when an event or change in circumstances indicates that the carrying amount of the media library may not be recoverable. Recoverability of the media library is measured by a comparison of the carrying amount of the media library to estimated undiscounted future cash flows expected to be generated by the media library. If the carrying amount of the media library exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the media library exceeds its fair value. No impairment charges were recorded during 2019 or 2018.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually as of December 31. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired. If the carrying amount of goodwill exceeds its estimated fair value, we use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2019 and 2018, no impairment of goodwill was indicated.

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

Revenues

Revenues consist primarily of subscription fees paid by our members. We present revenues net of taxes collected from members. Members are billed in advance and revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from members that have not been earned and is recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our partners have the primary relationship, including billing and service delivery, with the member. Payments made to partners to assist in promoting our service on their platforms are expensed to marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our partners.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on the date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. We use the Black-Scholes option or intrinsic valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 10 to the consolidated financial statements in Item 8 of this Form 10-K, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these assumptions could have a material impact on the amount of calculated compensation expense.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our member base, the cost of ongoing upgrades to our offerings, the level of expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At December 31, 2019, our cash balance was $11.5 million. We generated approximately $3.3 million in cash flows from operations during the fourth quarter of 2019 and we expect to continue to grow the cash flows generated from operations over 2020. We intend to fund our planned capital expenditures for 2020 of $12 million to $16 million budget with our existing cash balance and cash flows generated from operations. These planned capital expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are entirely discretionary and with our in house production capabilities we have the ability to scale the planned expenditures based on the available cash flows from operations.

In March 2018, we completed an underwritten public offering of 2,683,333 shares of our Class A common stock under a shelf registration at a public offering price of $15.00 per share. We received net proceeds of approximately $37.1 million after deducting underwriting discounts and commissions and offering costs.

On April 26, 2019, we replaced the line of credit of our wholly owned subsidiary Boulder Road LLC with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender.  The loan to value ratio at the time of closing was approximately 60%. The mortgage bears interest at a fixed spread over LIBOR, matures on May 1, 2022, with a two-year extension option, is secured by our corporate campus and is guaranteed by Gaia with no recourse against other assets. As of December 31, 2019, the interest rate was 5.75%. The agreement requires Boulder Road to maintain a debt yield above 8%, and contains various other affirmative and negative covenants, including among others, limitations on indebtedness, liens, investments and loans for Boulder Road LLC.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities - continuing operations	$(2,650)	$(21,705)
Operating activities - discontinued operations	76	320
Operating activities	(2,574)	(21,385)
Investing activities	(20,275)	(18,859)
Financing activities	4,379	37,430
Net decrease in cash	$(18,470)	$(2,814)

2019 Compared to 2018

Operating activities. Cash flow used in operations improved $18.8 million during 2019 compared to the same period in 2018. The improvement was primarily driven by reducing marketing and other operating expenses while increasing paying memberships, which drove increased revenues and deferred revenues during the period.

Investing activities. Cash flow used in investing activities increased $1.4 million during 2019 compared to the same period in 2018. The increase is due to increased investments in our media library, product enhancements, and the build out of GaiaSphere, our live event center located on our corporate campus.

Financing activities. Cash flows from financing activities decreased $33.1 million during 2019 compared to the same period in 2018, primarily due to the net proceeds of $37.1 million from the sale of our Class A common stock being received in March 2018, offset by the incremental borrowings from the refinancing of Boulder Road LLC’s mortgage during 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gaia, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gaia, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

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

We have served as the Company's auditor since 2004.

Plante Moran, PLLC

Denver, Colorado

February 24, 2020

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash	$11,494	$29,964
Accounts receivable	2,310	1,334
Prepaid expenses and other current assets	2,443	3,192
Total current assets	16,247	34,490
Building and land, net	22,681	21,688
Media library, software and equipment, net	36,921	27,623
Goodwill	17,289	10,609
Investments and other assets	13,034	12,741
Total assets	$106,172	$107,151
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$10,594	$7,993
Deferred revenue	8,025	5,029
Total current liabilities	18,619	13,022
Long-term debt, net	18,433	12,500
Deferred taxes	206	164
Total liabilities	37,258	25,686
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 13,023,231 and 12,500,139 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	145,265	139,666
Accumulated deficit	(76,353)	(58,203)
Total equity	68,914	81,465
Total liabilities and equity	$106,172	$107,151

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2019	2018
Revenues, net	$53,979	$41,997
Cost of revenues	7,111	5,352
Gross profit	46,868	36,645
Expenses:
Selling and operating	58,292	67,148
Corporate, general and administration	5,780	5,909
Total operating expenses	64,072	73,057
Loss from operations	(17,204)	(36,412)
Interest and other income (expense), net	(643)	355
Loss before income taxes	(17,847)	(36,057)
Income tax expense (benefit)	45	(1,944)
Loss from continuing operations	(17,892)	(34,113)
Income (loss) from discontinued operations	(258)	320
Net loss	$(18,150)	$(33,793)
Income (loss) per share—basic and diluted:
Continuing operations	$(0.99)	$(1.98)
Discontinued operations	(0.01)	0.02
Basic and diluted net loss per share	$(1.00)	$(1.96)
Weighted-average shares outstanding:
Basic and diluted	18,160	17,259

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statement of Changes in Equity

		Gaia, Inc. Shareholders
(in thousands, except shares)	Total Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at December 31, 2017	$76,152	$(24,410)	$2	$100,560	15,169,961
Issuance of Gaia, Inc. common stock including for stock option exercises and share-based compensation, net of tax	39,106	—	—	39,106	2,730,178
Net loss	(33,793)	(33,793)	—	—	—
Balance at December 31, 2018	$81,465	$(58,203)	$2	$139,666	17,900,139
Issuance of Gaia, Inc. common stock for asset acquisition and business combination	3,500	—	—	3,500	484,832
Issuance of Gaia, Inc. common stock including for stock option exercises and share-based compensation, net of tax	2,099	—	—	2,099	38,260
Net loss	(18,150)	(18,150)	—	—	—
Balance at December 31, 2019	$68,914	$(76,353)	$2	$145,265	18,423,231

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2019	2018
Operating activities:
Net loss	$(18,150)	$(33,793)
(Income) loss from discontinued operations	258	(320)
Loss from continuing operations	(17,892)	(34,113)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	9,595	6,989
Share-based compensation expense	1,812	1,650
Changes in operating assets and liabilities:
Accounts receivable, net	(976)	(279)
Prepaid expenses and other assets	776	(811)
Accounts payable and accrued liabilities	2,039	3,146
Deferred revenue	1,996	1,713
Net cash used in operating activities - continuing operations	(2,650)	(21,705)
Net cash used in operating activities - discontinued operations	76	320
Net cash used in operating activities	(2,574)	(21,385)
Investing activities:
Acquisitions, net of cash acquired, and purchases of intangible assets	(1,575)	—
Additions to media library, property and equipment	(18,700)	(18,859)
Net cash used in investing activities	(20,275)	(18,859)
Financing activities:
Proceeds from issuance of term mortgage, net of issuance costs	16,592	—
Proceeds from the issuance of common stock	287	37,430
Drawdowns on line of credit	—	12,500
Repayments on line of credit	(12,500)	(12,500)
Net cash provided by financing activities	4,379	37,430
Net decrease in cash	(18,470)	(2,814)
Cash at beginning of year	29,964	32,778
Cash at end of year	$11,494	$29,964
Supplemental cash flow information
Interest paid	$690	$59
Income taxes paid	$9	$10

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

References in this report to “we”, “us”, “our”, “Company” or “Gaia” refer to Gaia, Inc. and its subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc., operates a global digital video subscription service and on-line community that caters to a unique and underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere commercial free. Through our online Gaia subscription service, our members have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more –  exclusively available to our members for digital streaming. A subscription also allows our members to download and view files from our library without being actively connected to the internet. We were incorporated under the laws of the State of Colorado on July 7, 1988.

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries, over which we exercise control. Intercompany transactions and balances have been eliminated.

2. Significant Accounting Policies

Cash

Cash represents on-demand accounts with financial institutions that are denominated in U.S. dollars. We consider investments in financial instruments purchased with an original maturity of 90 days or less to be cash equivalents. We also classify amounts in transit from payment processors for member credit card and debit card transactions as cash.

Accounts Receivable

Accounts receivable consists primarily of amounts due from partners who have the billing relationship with the member and collect subscription fees on our behalf. We evaluate the need for an allowance for doubtful accounts based on historical collection trends, the financial condition of the partners and other factors as appropriate.

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

We amortize our media library in cost of revenues on a straight-line basis over the shorter of the license period or the estimated useful life of the titles, which typically ranges from 12 to 90 months. The amortization period begins with the first month of availability on our service.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually on December 31. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a goodwill is less than its carrying amount. If it is determined that the estimated fair value of goodwill is more likely than not greater than the carrying amount of goodwill, then an impairment test is unnecessary. If it is determined that an impairment test is necessary, then we compare the estimated fair value of goodwill with its carrying amount, including goodwill. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill not impaired. If the carrying amount of goodwill exceeds its estimated fair value, we will record an impairment loss for the difference. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2019 and 2018, no impairment of goodwill was indicated.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2019 and 2018, no impairment of long-lived assets was recognized.

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

Revenue Recognition

Revenues consist primarily of subscription fees paid by our members. We present revenues net of taxes collected from members. Members are billed in advance and revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from members that have not been earned and is recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our partners have the primary relationship, including billing and service delivery, with the member. Payments made to partners to assist in promoting our service on their platforms are expensed to marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our partners.

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures. Advertising costs are expensed as incurred. During 2019 and 2018, we expensed $30.1 million and $46.3 million, respectively.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. We use the Black-Scholes option and intrinsic valuation model to estimate the fair value of the award. In estimating this fair value, we use certain assumptions, as disclosed in Note 10, consisting of the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these assumptions could have a material impact on the amount of calculated compensation expense.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $3,000. We made matching contributions to the 401(k) plan of $297,000 and $175,000 in each of the years ended December 31, 2019 and 2018, respectively.

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

Investments

Our cost method investments are carried at cost and adjusted for other-than-temporary declines in fair value. We evaluate our investments for impairments annually and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees and the investees’ capital structure, as well as other economic variables which reflect assumptions market participants may use in pricing these assets. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. We did not record any impairment charges on our cost method investments during the years 2019 or 2018.

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

Accounting Pronouncements Implemented in 2019

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard did not have a material impact on our reported financial position or results of operations.

Recently Issued Accounting Pronouncements

In March 2019, the FASB issued ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. ASU 2019-02 also requires reassessing estimates of the use of a film in a film group and accounting for any changes prospectively. In addition, ASU 2019-02 requires testing films and program material license agreements for impairment at a film group level when the films or license agreements are predominantly monetized with other films and license agreements. ASU 2019-02 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. We are evaluating the impact of the new standard on our reported financial position and results of operations, but do not believe it will have a material impact on either.

3. Property and Equipment

Building and Land, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2019	2018
Land	$4,829	$4,829
Buildings	23,907	23,064
	28,736	27,893
Accumulated depreciation	(6,055)	(6,205)
	$22,681	$21,688

Software, equipment and media library stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2019	2018
Website development costs and other software	$13,942	$12,063
Studio, computer and telephone equipment	2,282	1,267
Media library	38,233	27,134
	54,457	40,464
Accumulated depreciation and amortization	(17,536)	(12,841)
	$36,921	$27,623

Future depreciation and amortization consist of the following:

(in thousands)
2020	$10,696
2021	9,181
2022	6,971
2023	5,444
2024	4,713
Thereafter	17,768
$54,773

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

Other assets consist of the following as of December 31:

(in thousands)	2019	2018
Cost method investments	$10,000	$10,000
Other assets	1,702	1,090
Other intangible assets, net	800	571
Income tax receivable	532	1,080
	$13,034	$12,741

5. Goodwill and Other Intangible Assets

The following table sets forth changes in goodwill for the period from December 31, 2018 through December 31, 2019:

(in thousands)
Balance at December 31, 2018	$10,609
Acquisition	6,680
Balance at December 31, 2019	$17,289

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Investments and Other Assets on the accompanying consolidated balance sheet as of December 31:

(in thousands)	2019	2018
Amortizable Intangible Assets
Customer related
Gross carrying amount	$550	$—
Accumulated amortization	(321)	—
	$229	$—

Unamortized Intangible Assets
Domain names	$571	$571

The customer related intangible assets are being amortized on a straight-line basis over 12 months. Amortization expense for the year ended December 31, 2019 was $321,000. The remaining $229,000 will be amortized in 2020.

6. Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following as of December 31:

(in thousands)	2019	2018
Accounts payable	6,621	5,295
Accrued compensation	2,168	1,503
Accrued expenses	1,805	1,195
	$10,594	$7,993

7. Debt

On April 26, 2019, we replaced the line of credit of our wholly owned subsidiary Boulder Road LLC with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender.  The mortgage bears interest at a fixed spread over LIBOR, matures on May 1, 2022, with a two-year extension option, is secured by our corporate campus and is guaranteed by Gaia with no recourse against other assets. As of December 31, 2019, the current interest rate was 5.75%. Boulder Road’s financial statements are included within our consolidated financial statements; however, under the terms of the mortgage financing, Boulder Road’s assets and credit are only available to pay its own debts and obligations and are not available to satisfy the debts or obligations of any other entity.

In June 2019, one of our wholly owned subsidiaries issued a $1.45 million secured convertible promissory note as part of the consideration for the platform acquisition discussed in Note 9. This note is secured by the assets acquired by the subsidiary, bears interest at 2% per annum and is due and payable on January 2, 2021. The promissory note is convertible into 208,589 shares of our Class A common stock at the election of the holder at any time prior to maturity. No payments are due on the note prior to maturity.

Also in June 2019, one of our wholly owned subsidiaries issued a $300,000 secured convertible promissory note as part of the consideration for the acquisition of a library of original content discussed in Note 9. This note is secured by the library acquired by the subsidiary, bears interest at 2% per annum and is due and payable on January 2, 2021. The promissory note is convertible into 41,145 shares of our Class A common stock at the election of the holder at any time prior to maturity. No payments are due on the note prior to maturity.

Maturities on long-term debt are as follows:

(in thousands)
2021	$1,750
2022	17,000
$18,750

8. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2019 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

9. Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common stock and our Class B common stock vote as a single class on all matters that are submitted to the shareholders for a vote, except as provided by law or as set forth in our charter. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman and CEO, holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 472,561 shares of Class A common stock. Consequently, our chairman holds approximately 81% of our voting stock and is able to exert substantial influence over and to control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

Our Class A common stock and our Class B common stock are entitled to receive dividends, if any, as may be declared by our board of directors out of legally available funds. In the event of a liquidation, dissolution or winding up of Gaia, our Class A common stock and our Class B common stock are entitled to share ratably in our assets remaining after the payment of all of our debts and other liabilities. Holders of our Class A common stock and our Class B common stock have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to our Class A common stock or our Class B common stock.

Our Class B common stock may not be transferred unless converted into our Class A common stock, other than certain transfers to affiliates, a trust, family members, and charitable organizations. Shares of our Class B common stock are convertible one-for-one into shares of our Class A common stock, at the option of the holder of the Class B common stock. During 2019 and 2018, we issued shares of our Class A common stock as shown in the table below under the 2009 Long-Term Incentive Plan (the “2009 Plan”). We recorded the shares issued to our directors at their estimated fair value based on the market’s closing price of our stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

	For the Years Ended December 31,
	2019	2018
Shares issued to independent directors for services rendered, in lieu of cash compensation	—	1,045
Shares issued to employees upon exercise of stock options and employee stock purchase program	38,260	45,800

In March 2018, we completed an underwritten public offering of 2,683,333 shares of our Class A common stock at a public offering price of $15.00 per share. We received net proceeds of approximately $37.1 million after deducting underwriting discounts and commissions and offering costs. A majority of our board of directors and executive management participated in the offering.

In June 2019, we issued 404,891 shares of Class A common stock as part of the consideration for an acquisition of a complementary streaming platform focused on Alternative Healing. If the acquired platform maintains profitability and achieves a specific member growth threshold as of June 30, 2020, we may issue up to 139,665 shares of Class A common stock as additional consideration. We also issued 79,941 shares of Class A common stock as part of the consideration to acquire over 450 titles of original content, which has been integrated into our Alternative Healing channel.

As of December 31, 2019, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common stock	5,400,000
Reserved for outstanding convertible debt	249,734
Reserved for performance consideration	139,665
Reserved under the ESPP	300,000
Stock options outstanding under the 2009 Incentive Plan	343,196
Restricted stock units outstanding under the 2009 Incentive Plan	950,738
Restricted stock units outstanding under the 2019 Incentive Plan	41,100
Total shares reserved for future issuance	7,424,433

10. Share-Based Compensation

During 2019, we adopted our 2019 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees an opportunity to purchase shares of our Class A common stock over time through regular payroll deductions. The ESPP initially reserved and authorized the issuance of up to a total of 300,000 shares of our Class A common stock to participating employees, subject to certain adjustments. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each year beginning with 2020 in an amount equal to the number of shares issued under the ESPP in the prior year.  No participant may purchase more than 1,000 shares of our Class A common stock during any offering period under the ESPP. In addition, under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of our Class A common stock, valued at the start of the offering period, under the ESPP for each calendar year.

Also during 2019, we adopted our 2019 Long-Term Incentive Plan (the “2019 Incentive Plan”), which replaced our 2009 Incentive Plan. The authority to grant new options under the 2009 Incentive Plan expired on April 23, 2019. The purpose of the 2019 Incentive Plan is to advance the interests of our company and its shareholders by providing incentives to certain employees and other key individuals who perform services for us, including those who contribute significantly to the strategic and long-term performance objectives and growth of our company. An aggregate of not more than 1.8 million shares of our Class A common stock, subject to certain adjustments, may be issued under the 2019 Incentive Plan, and the 2019 Incentive Plan terminates no later than April 25, 2029. The exercise price for our options is generally equal to the closing market price of our stock at the date of the grant, and the options normally vest at 2% per month for the 50 months beginning in the eleventh month after the grant date. Follow on option grants begin vesting in the first month after grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees, and five years for board members.

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

There were no options granted during 2019. The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the 2009 Incentive Plan for the year presented:

2018
Expected volatility	41%
Weighted-average volatility	41%
Expected dividends	—%
Expected term (in years)	6.6
Risk-free rate	2.86%

In 2015, we commenced issuing restricted stock units (RSUs). The RSUs entitle the recipient to receive one share of Class A common stock for each RSU upon vesting. The RSUs vest with cliff vesting in 5 years, provided that the recipient is still an employee or director of Gaia on such date. The RSUs will be automatically forfeited and of no further force and effect if the vesting conditions are not met. We use intrinsic valuation for RSUs, which due to the nature of these awards, is typically market price of our common stock on the date of grant.

The table below presents a summary of activity under the 2009 Incentive Plan and the 2019 Incentive Plan, as of December 31, 2019, and changes during the year then ended:

(in thousands, except share and per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,584,225	$7.97
Option grants	—	—
Restricted stock unit grants	41,100	—
Exercised options	(30,000)	7.82
Cancelled or forfeited options	(123,361)	9.04
Cancelled or forfeited restricted stock units	(136,930)	—
Outstanding at December 31, 2019	1,335,034	$7.60	3.1	$8,571,406
Exercisable options at December 31, 2019	330,096	$7.65	5.8	$342,489

The table below presents our valuation data:

(in thousands, except per share amounts)	2019	2018
Valuation Data:
Weighted-average fair value (per share)	$6.41	$14.09
Total stock-based compensation expense	$1,812	$1,650
Total income tax impact on provision	$372	$346

The table below presents our outstanding RSU’s by vest date:

Vest Date	RSU's
March 16, 2020	311,712
April 30, 2020	22,620
January 1, 2021	8,196
March 31, 2022	366,534
January 1, 2023	8,196
March 31, 2024	274,580
991,838

We issue new shares upon the exercise of options and vesting of RSUs. We received approximately $235,000 and $268,000 in cash from stock options exercised during 2019 and 2018, respectively. The total intrinsic value of options exercised during 2019 and 2018 was $36,000 and $385,000, respectively. The total fair value of options vested was $231,000 and $292,000 during 2019 and 2018, respectively.

As of December 31, 2019, there was $4.6 million of unrecognized cost related to non-vested share-based compensation arrangements granted under the 2009 and 2019 Incentive Plans. We expect that cost to be recognized over a weighted-average period of 3.45 years.

11. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2019	2018
Current:
Federal	$—	$—
State	7	9
Total current	7	9
Deferred:
Federal	36	(1,818)
State	2	(135)
Total deferred	38	(1,953)
Total income tax expense (benefit)	$45	$(1,944)

Variations from the federal statutory rate are as follows:

	For the Years Ended December 31,
(in thousands)	2019	2018
Expected federal income tax benefit at statutory rate of 21% in 2019 and 2018	$(3,748)	$(7,506)
Effect of permanent other differences	6	18
Return to provision adjustments	79	(2,241)
State income tax benefit, net of federal benefit tax assets	(268)	(536)
Valuation allowance	3,976	8,321
Total income tax expense (benefit)	$45	$(1,944)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets (liabilities) are as follows:

	As of December 31,
(in thousands)	2019	2018
Deferred tax assets (liabilities):
Stock-based compensation	$1,305	$933
Depreciation and amortization	(825)	(571)
Section 181 qualified production expense	(4,668)	(3,312)
Net operating loss carryforward	21,212	15,999
Charitable carryforward	156	231
Other	542	508
Tax credits	276	276
Valuation allowance	(18,204)	(14,228)
Total deferred tax assets (liabilities), net of valuation allowance	$(206)	$(164)

The source of income (loss) before income taxes are as follows:

(in thousands)	2019	2018
Domestic	$(17,847)	$(35,737)

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. We determined that a valuation allowance against our deferred tax assets of $18.2 million and $14.2 million for 2019 and 2018, respectively, was necessary due to the cumulative loss incurred over a three-year period. We have federal and state net operating loss carryforwards of approximately $94.3 million and $25.4 million, respectively, of which $30.3 million in federal net operating losses expire after 2037. Net operating losses generated in 2018 and beyond do not expire.

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

The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2014 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administrative expenses, respectively.

12. Segment Information and Geographic Information

Our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S. and Canada and are based on the billing location of the member.

The following represents geographical data for our operations:

	For the Years Ended December 31,
(in thousands)	2019	2018
Revenue:
United States	$38,337	$32,406
International	15,642	9,591
	$53,979	$41,997

13. Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited results of operations for each of the quarters in 2019 and 2018.

	Year 2019 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$12,467	$13,164	$13,660	$14,688
Gross profit	10,867	11,379	11,859	12,763
Gross margin	87.2%	86.4%	86.8%	86.9%
Loss from operations	(6,448)	(4,287)	(3,900)	(2,569)
Net loss	(6,726)	(4,468)	(4,144)	(2,812)
Basic and diluted net loss per share	$(0.38)	$(0.25)	$(0.23)	$(0.15)
Weighted average shares outstanding - basic and diluted	17,890	17,944	18,375	18,402

	Year 2018 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$9,138	$10,000	$10,942	$11,917
Gross profit	7,957	8,710	9,556	10,422
Gross margin	87.1%	87.1%	87.3%	87.5%
Loss from operations	(7,971)	(6,591)	(10,516)	(11,334)
Net loss	(6,035)	(6,349)	(10,329)	(11,080)
Basic and diluted net loss per share	$(0.39)	$(0.36)	$(0.58)	$(0.62)
Weighted average shares outstanding - basic and diluted	15,364	17,890	17,890	17,890

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of December 31, 2019, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Plante Moran, PLLC, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2020, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2020, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2020, to be filed with the Commission pursuant to Regulation 14A.

Equity Compensation Plan Information

See Part II, Item 5 for information regarding securities authorized for issuance under our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2020, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 23, 2020, to be filed with the Commission pursuant to Regulation 14A.

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

4.1	Form of Gaia, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaia’s registration statement on Form S-8, filed April 29, 2019 (No. 333-231112)).

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
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

10.6*	Gaia, Inc. 2019 Long-Term Incentive Plan, dated April 25, 2019 (incorporated by reference to Exhibit A of Gaia’s proxy statement dated and filed March 8, 2019 (No. 000-27517)).
10.7*	Gaia, Inc. 2019 Employee Stock Purchase Plan, dated April 25, 2019 (incorporated by reference to Exhibit B of Gaia’s proxy statement dated and filed March 8, 2019 (No. 000-27517)).
10.8*	Form of Employee Stock Option Agreement, under Gaia’s 2019 Long-Term Incentive Plan (filed herewith).
10.9*	Form of Restricted Stock Unit Awards Agreement under Gaia;s 2019 Long-Term Incentive Plan (filed herewith).

Exhibit No.	Description

21.1	List of Gaia, Inc. Subsidiaries (filed herewith).
23.1	Consent letter from Plante Moran, PLLC (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer
February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020

/s/ Kristin Frank Kristin Frank	Director	February 24, 2020

/s/ Chris Jaeb Chris Jaeb	Director	February 24, 2020

/s/ David Maisel David Maisel	Director	February 24, 2020

/s/ Keyur Patel Keyur Patel	Director	February 24, 2020

/s/ Paul Sutherland Paul Sutherland	Director	February 24, 2020

/s/ Paul Tarell Paul Tarell	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2020