Form 10-Q
period 2020-03-31
GAIA, INC
filed 2020-04-27
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 24, 2020
Class A Common Stock ($.0001 par value)	13,367,143
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2020, the interim results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. Operating results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2019.

GAIA, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$10,019	$11,494
Accounts receivable	1,944	2,310
Prepaid expenses and other current assets	2,046	2,443
Total current assets	14,009	16,247
Building and land, net	22,493	22,681
Media library, software and equipment, net	37,924	36,921
Goodwill	17,289	17,289
Investments and other assets	13,148	13,034
Total assets	$104,863	$106,172
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$11,274	$10,594
Deferred revenue	10,677	8,025
Total current liabilities	21,951	18,619
Long-term debt, net	16,717	18,433
Deferred taxes	276	206
Total liabilities	38,944	37,258
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 13,358,943 and 13,023,231 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	1	1
Additional paid-in capital	145,850	145,265
Accumulated deficit	(79,933)	(76,353)
Total equity	65,919	68,914
Total liabilities and equity	$104,863	$106,172

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
	(unaudited)
Revenues, net	$14,511	$12,467
Cost of revenues	1,901	1,600
Gross profit	12,610	10,867
Expenses:
Selling and operating	14,458	15,722
Corporate, general and administration	1,417	1,593
Total operating expenses	15,875	17,315
Loss from operations	(3,265)	(6,448)
Interest and other income (expense), net	(246)	37
Loss before income taxes	(3,511)	(6,411)
Income tax expense	69	—
Loss from continuing operations	(3,580)	(6,411)
Loss from discontinued operations	—	(315)
Net loss	$(3,580)	$(6,726)
Loss per share-basic and diluted:
Continuing operations	$(0.19)	$(0.36)
Discontinued operations	-	(0.02)
Basic and diluted net loss per share	$(0.19)	$(0.38)
Weighted-average shares outstanding:
Basic and diluted	18,482	17,890

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity

		Gaia, Inc. Shareholders
		(unaudited)
(in thousands, except shares)	Total Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2019	$81,465	$(58,203)	$2	$139,666	17,890,139
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation	594	—	—	594	—
Net loss	(6,726)	(6,726)	—	—	—
Balance at March 31, 2019	$75,333	$(64,929)	$2	$140,260	17,890,139

Balance at January 1, 2020	$68,914	$(76,353)	$2	$145,265	18,423,231
Issuance of Gaia, Inc. common stock for RSU releases, stock option exercises and share-based compensation	585	—	—	585	335,712
Net loss	(3,580)	(3,580)	—	—	—
Balance at March 31, 2020	$65,919	$(79,933)	$2	$145,850	18,758,943

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(in thousands)	2020	2019
	(unaudited)
Operating activities:
Net loss	$(3,580)	$(6,726)
Loss from discontinued operations	—	315
Loss from continuing operations	(3,580)	(6,411)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,969	2,220
Share-based compensation expense	465	594
Changes in operating assets and liabilities:
Accounts receivable	366	(571)
Prepaid expenses and other assets	134	658
Accounts payable and accrued liabilities	(1,000)	(196)
Deferred revenue	2,652	946
Net cash provided by (used in) operating activities - continuing operations	2,006	(2,760)
Net cash provided by operating activities - discontinued operations	—	19
Net cash provided by (used in) operating activities	2,006	(2,741)
Investing activities:
Additions to media library, property and equipment	(3,601)	(4,924)
Net cash used in investing activities	(3,601)	(4,924)
Financing activities:
Repayments on line of credit	—	(12,500)
Drawdowns on line of credit	—	12,500
Proceeds from the issuance of common stock	120	—
Net cash provided by financing activities	120	—
Net decrease in cash	(1,475)	(7,665)
Cash at beginning of period	11,494	29,964
Cash at end of period	$10,019	$22,299

See accompanying notes to the interim condensed consolidated financial statements.

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc. was incorporated under the laws of the State of Colorado on July 7, 1988 and operates a global digital video subscription service and on-line community that caters to a unique and underserved member base. Our digital content library includes approximately 8,000 English language titles as well as a growing selection of titles available in Spanish, German and French. Our members have unlimited access to this vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation-related content, and more – 90% of which is exclusively available to our members for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently curated into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We develop programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents over 80% of our viewership.  We complement our produced and owned content through long term, predominately exclusive, licensing agreements.

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

There have been no material changes in our significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recently Adopted Accounting Policies

In March 2019, the FASB issued ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. ASU 2019-02 also requires reassessing estimates of the use of a film in a film group and accounting for any changes prospectively. In addition, ASU 2019-02 requires testing films and program material license agreements for impairment at a film group level when the films or license agreements are predominantly monetized with other films and license agreements. We adopted the new standard on January 1, 2020 with no material impact to our reported financial position or results of operations in the three months ended March 31, 2020.

2. Revenue Recognition

Revenues consist primarily of subscription fees paid by our members. We present revenues net of taxes collected from members. Members are billed in advance and revenues are recognized ratably over the subscription term. Deferred revenue consists of subscription fees collected from members that have not been earned and is recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our partners have the primary relationship, including billing and service delivery, with the member. Payments made to partners to assist in promoting our service on their platforms are expensed as marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our partners.

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

During the first three months of 2020 and 2019, we recognized approximately $465,000 and $594,000, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. During the first three months of 2020, 24,000 options were exercised with net proceeds of $120,000. No options were exercised during the first three months of 2019.

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2019 through March 31, 2020.

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Investments and Other Assets on the accompanying condensed consolidated balance sheet:

	March 31,	December 31,
(in thousands)	2020	2019
Amortizable Intangible Assets
Customer related
Gross carrying amount	$550	$550
Accumulated amortization	(458)	(321)
	$92	$229

Unamortized Intangible Assets
Domain names	$571	$571

The customer related intangible assets are being amortized on a straight-line basis over 12 months. Amortization expense was $138,000 for the three months ended March 31, 2020. Amortization expense for the remainder of 2020 is expected to be $92,000.

5. Debt

On April 26, 2019, we replaced the line of credit of our wholly owned subsidiary Boulder Road LLC with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender.  The mortgage bears interest at a fixed spread over LIBOR, matures on May 1, 2022, with a two year extension option, is secured by our corporate campus and is guaranteed by Gaia with no recourse against other assets. The current interest rate is 5.78%. Boulder Road’s financial statements are included within our consolidated financial statements; however, as long as the mortgage is outstanding, Boulder Road’s assets and credit are only available to pay its own debts and obligations and are not available to satisfy the debts or obligations of any other entity.

In June 2019, one of our wholly owned subsidiaries issued a $1.45 million secured convertible promissory note as part of the consideration for the platform acquisition discussed in Note 3. This note is secured by the assets acquired by the subsidiary, bears interest at 2% per annum and is due and payable on January 2, 2021. The promissory note is convertible into 208,589 shares of Class A common stock at the election of the holder at any time prior to maturity. No payments are due prior to maturity. The balance due on this note is included in accounts payable, accrued and other liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2020 as the maturity is within 12 months.

Also in June 2019, one of our wholly owned subsidiaries issued a $300,000 secured convertible promissory note as part of the consideration for the acquisition of a library of original content discussed in Note 3. This note is secured by the library acquired by the subsidiary, bears interest at 2% per annum and is due and payable on January 2, 2021. The promissory note is convertible into 41,145 shares of Class A common stock at the election of the holder at any time prior to maturity. No payments are due prior to maturity. The balance due on this note is included in accounts payable, accrued and other liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2020 as the maturity is within 12 months.

6. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all shares of common stock underlying stock options, restricted stock units and convertible notes payable, to the extent dilutive. Basic and diluted net loss per share were the same for the three months ended March 31, 2020 and 2019, respectively, as the inclusion of all underlying common shares would have been anti-dilutive.

7. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	69	—
State	—	—
Total deferred	69	—
Total income tax expense	$69	$—

The income tax expense recorded in 2020 is a result of the amortization of goodwill over 15 years for tax purposes. Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and generate losses through 2020, we have a full valuation allowance on our deferred tax assets. As of March 31, 2020, our net operating loss carryforwards on a gross basis were $105.3 million and $28.4 million for federal and state, respectively.

8. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2020 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, ongoing losses, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future internet-related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs, the impact of the novel coronavirus, COVID-19, outbreak and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We operate a global digital video subscription service with a library of approximately 8,000 English language titles as well as a growing selection of titles available in Spanish, German and French that caters to a unique, underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service our members have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 90% of which is exclusively available to our members for digital streaming on most internet-connected devices.

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

Our focus for 2019 was on disciplined investment in our product, content library and member acquisition efforts to allow us to reduce the cash used in operations meaningfully over the year, with a continued focus on driving sustainable growth into the future. We reduced cash used in operations over 88% from 2018 to 2019 and generated cash flows from operations in the fourth quarter of 2019. We have continued this trend in the first quarter of 2020, generating $2.0 million in cash flows from operations an improvement of $4.7 million or 174% from the year ago period. The focus now is to continue to grow revenues and cash flows from operations to allow us to fund our planned investments in our content library and digital platform.

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the United States and the world. The full impact that COVID-19 will have on our business will depend on a number of factors such as the duration and extent of COVID-19, the effect of governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity, as described in Part II, Item 1A “Risk Factors” in this Form 10-Q.

In the second half of March 2020, we began to see increases in demand for our content from both current and potential members, which has created a positive trend in existing member retention, costs to acquire new members, and the corresponding revenue and cash flow impacts from these higher volumes. While we do not know when these trends might dissipate, they are providing incremental momentum in an otherwise historically slower period for new member growth.

We reported net losses of $3.6 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600. We maintain a website at www.gaia.com. The website address has been included only as a textual reference. Our website and the information contained on it, or connected to it, are not incorporated by reference into this Form 10-Q. We are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and have elected to take advantage of certain scaled disclosures available to smaller reporting companies.

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenues, net	$14,511	$12,467
Cost of revenues	1,901	1,600
Gross profit	86.9%	87.2%
Selling and operating expenses	14,458	15,722
Corporate, general and administration expenses	1,417	1,593
Loss from operations	(3,265)	(6,448)
Interest and other income (expense), net	(246)	37
Loss before income taxes	(3,511)	(6,411)
Income tax expense	69	—
Loss from continuing operations	(3,580)	(6,411)
Loss from discontinued operations	—	(315)
Net loss	$(3,580)	$(6,726)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Revenues, net	100.0%	100.0%
Cost of revenues	13.1%	12.8%
Gross profit	86.9%	87.2%
Expenses:
Selling and operating	99.6%	126.1%
Corporate, general and administration	9.8%	12.8%
Total expenses	109.4%	138.9%
Loss from operations	(22.5)%	(51.7)%
Interest and other income (expense), net	(1.7)%	0.3%
Loss before income taxes	(24.2)%	(51.4)%
Income tax expense	0.5%	0.0%
Loss from continuing operations	(24.7)%	(51.4)%
Loss from discontinued operations	0.0%	(2.5)%
Net loss	(24.7)%	(54.0)%

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenues, net. Revenues increased $2.0 million, or 16.0%, to $14.5 million during the first quarter of 2020, compared to $12.5 million during the first quarter of 2019. The increase was primarily driven by an increase in both paying members and average monthly revenue per member compared to the year-earlier period. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $0.3 million, or 18.8%, to $1.9 million during the first quarter of 2020, from $1.6 million during the first quarter of 2019 and, as a percentage of net revenues, increased to 13.1% during the first quarter of 2020 from 12.8% during the first quarter of 2019 primarily due to increased content amortization as we have continued to invest in our original content library.

Selling and operating expenses. Selling and operating expenses decreased $1.2 million, or 7.6%, to $14.5 million during the first quarter of 2020 from $15.7 million during the first quarter of 2019 and, as a percentage of net revenues, decreased to 99.6% during the first quarter of 2020 from 126.1% during the first quarter of 2019. The decrease is primarily due to a reduction in our marketing spending during the last twelve months as we shifted our focus toward attracting new members that have a higher expected lifetime value, which reduced the volume of new members added.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 12.5%, to $1.4 million during the first quarter of 2020 compared to the same period of 2019 and, as a percentage of net revenues, decreased to 9.8% during the first quarter of 2020 from 12.8% during the first quarter of 2019, due to increased revenues in 2020 and disciplined expense management.

Net loss. As a result of the above factors net loss decreased to $3.6 million, or $0.19 per share, during the first quarter of 2020 compared to a net loss of $6.7 million, or $0.38 per share, during the first quarter of 2019.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At March 31, 2020, our cash balance was $10.0 million. We estimate that our capital expenditures, including investments in our media library, will total approximately $10.0 million for the remainder of 2020, which will be funded through our available cash balance and operating cash flows. Since beginning to generate cash flows from operations in October 2019, we have generated $5.3 million in cash flows from operations, which we expect to continue growing for the remainder of 2020. These planned capital expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and with our in-house production capabilities we can scale the planned expenditures based on the available cash flows from operations as there are no contractual commitments with, or dependencies on, third parties.

On April 26, 2019, we replaced the line of credit of our wholly owned subsidiary Boulder Road LLC with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender. The mortgage bears interest at a fixed spread over LIBOR, matures on May 1, 2022, with a two year extension option, is secured by our corporate campus and is guaranteed by Gaia with no recourse against other assets. Boulder Road’s financial statements are included within our consolidated financial statements; however, as long as the mortgage is outstanding, Boulder Road’s assets and credit are only available to pay its own debts and obligations and are not available to satisfy the debts or obligations of any other entity.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities - continuing operations	$2,006	$(2,760)
Operating activities - discontinued operations	—	19
Operating activities	2,006	(2,741)
Investing activities	(3,601)	(4,924)
Financing activities	120	—
Net decrease in cash	$(1,475)	$(7,665)

Operating activities. Cash flows used in operations improved $4.7 million during the first three months of 2020 compared to the same period in 2019. The improvement was primarily driven by reducing marketing and other operating expenses while increasing paying memberships, which drove increased revenues and deferred revenues during the period.

Investing activities. Cash flows used in investing activities decreased $1.3 million during the first three months of 2020 compared to the same period in 2019 primarily due to alignment of our content and product investments to our cash flows from operations and planned revenue growth.

Financing activities. Cash flows provided by financing activities increased $0.1 million during the first three months of 2020 from zero in the same period of 2019 primarily due to proceeds from option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of March 31, 2020, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The disclosure below modifies the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results.

Impacts of COVID-19 on our business

The impact of a novel strain of coronavirus (COVID-19), and measures to prevent its spread are affecting the macroeconomic environment and while the full impact is uncertain, our business and results of operations could be materially adversely affected. Gaia has experienced some increase in member growth and utilization as more people stay at home and rely on video content, but the longer-term economic impact is expected to adversely affect consumer spending on discretionary items and may decrease demand for our service. The impact on our business will depend on a number of factors such as the duration and extent of COVID-19, governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity.

We are attempting to conduct business as usual to the extent possible and are complying with the applicable stay at home orders issued by the Governor of Colorado. We have also canceled and postponed live events that were scheduled for March through May at GaiaSphere, our 300-person live event studio located on our campus in Colorado, and the loss of revenue and exposure from such events will negatively affect us. We lease a portion of our corporate campus, and the failure of one or more of our tenants to meet their rent and other obligations to us for an extended period could negatively affect us.

The impact of the COVID-19 outbreak may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gaia, Inc.
(Registrant)

April 27, 2020	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

April 27, 2020	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)