Form 10-Q
period 2020-09-30
GAIA, INC
filed 2020-11-09
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2020
Class A Common Stock ($.0001 par value)	13,782,951
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2020, the interim results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. Operating results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2019.

GAIA, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$8,721	$11,494
Accounts receivable	2,358	2,310
Prepaid expenses and other current assets	2,043	2,443
Total current assets	13,122	16,247
Building and land, net	24,653	22,681
Media library, software and equipment, net	39,084	36,921
Goodwill	17,289	17,289
Investments and other assets	12,647	13,034
Total assets	$106,795	$106,172
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$8,385	$10,594
Deferred revenue	12,556	8,025
Total current liabilities	20,941	18,619
Long-term debt and other liabilities, net	12,127	18,433
Deferred taxes	276	206
Total liabilities	33,344	37,258
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 13,782,951 and 13,023,231 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	1	1
Additional paid-in capital	149,593	145,265
Accumulated deficit	(76,144)	(76,353)
Total equity	73,451	68,914
Total liabilities and equity	$106,795	$106,172

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
	(unaudited)		(unaudited)
Revenues, net	$17,537	$13,660	$48,201	$39,291
Cost of revenues	2,264	1,801	6,248	5,186
Gross profit	15,273	11,859	41,953	34,105
Expenses:
Selling and operating	13,479	14,319	42,354	44,214
Corporate, general and administration	1,426	1,440	4,716	4,526
Total operating expenses	14,905	15,759	47,070	48,740
Income (loss) from operations	368	(3,900)	(5,117)	(14,635)
Interest and other income (expense), net	5,946	(241)	5,395	(400)
Income (loss) before income taxes	6,314	(4,141)	278	(15,035)
Provision for income taxes	—	3	69	45
Income (loss) from continuing operations	6,314	(4,144)	209	(15,080)
Loss from discontinued operations	—	—	—	(258)
Net income (loss)	$6,314	$(4,144)	$209	$(15,338)

Earnings per share:
Basic:
Continuing operations	$0.33	$(0.23)	$0.01	$(0.83)
Discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.33	$(0.23)	$0.01	$(0.84)
Diluted:
Continuing operations	$0.32	$(0.23)	$0.01	$(0.83)
Discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.32	$(0.23)	$0.01	$(0.84)
Weighted-average shares outstanding:
Basic	19,183	18,375	18,834	18,070
Diluted	19,737	18,375	19,442	18,070

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity

		Gaia, Inc. Shareholders
		(unaudited)
(in thousands, except shares)	Total Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2019	$81,465	$(58,203)	$2	$139,666	17,900,139
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation	594	—	—	594	—
Net loss	(6,726)	(6,726)	—	—	—
Balance at March 31, 2019	$75,333	$(64,929)	$2	$140,260	$17,900,139
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation	515	—	—	515	—
Issuance of Gaia, Inc. common stock asset acquisition and business combination	3,500	—	—	3,500	484,832
Net loss	(4,468)	(4,468)	—	—	—
Balance at June 30, 2019	$74,880	$(69,397)	$2	$144,275	18,384,971
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation	488	—	—	488	—
Net loss	(4,144)	(4,144)	—	—	—
Balance at September 30, 2019	$71,224	$(73,541)	$2	$144,763	18,384,971

Balance at January 1, 2020	$68,914	$(76,353)	$2	$145,265	18,423,231
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	585	—	—	585	335,712
Net loss	(3,580)	(3,580)	—	—	—
Balance at March 31, 2020	$65,919	$(79,933)	$2	$145,850	$18,758,943
Issuance of Gaia, Inc. common stock for stock option exercises and share-based compensation	410	—	—	410	26,920
Issuance of Gaia, Inc. common stock for note conversion and business combination	2,929	—	—	2,929	386,887
Net loss	(2,525)	(2,525)	—	—	—
Balance at June 30, 2020	$66,733	$(82,458)	$2	$149,189	19,172,750
Issuance of Gaia, Inc. common stock for employee stock purchase plan, stock option exercises and share-based compensation	404	—	—	404	10,201
Net income	6,314	6,314	—	—	—
Balance at September 30, 2020	$73,451	$(76,144)	$2	$149,593	19,182,951

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
	(unaudited)
Operating activities:
Net income (loss)	$209	$(15,338)
Loss from discontinued operations	—	258
Income (loss) from continuing operations	209	(15,080)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9,026	6,849
Share-based compensation expense	1,864	1,597
Gain on sale of real estate	(6,125)	—
Changes in operating assets and liabilities:
Accounts receivable	(204)	(741)
Prepaid expenses and other assets	517	(685)
Accounts payable and accrued liabilities	(2,621)	1,572
Deferred revenue	4,531	492
Net cash provided by (used in) operating activities - continuing operations	7,197	(5,996)
Net cash provided by operating activities - discontinued operations	—	76
Net cash provided by (used in) operating activities	7,197	(5,920)
Investing activities:
Acquisitions, net of cash acquired, and purchases of intangible assets	—	(1,575)
Proceeds from sale of real estate	13,150	—
Additions to media library, property and equipment	(10,369)	(14,914)
Net cash provided by (used in) investing activities	2,781	(16,489)
Financing activities:
Repayment of debt	(17,000)	(12,500)
Proceeds from issuance of debt, net of issuance costs	4,000	16,592
Proceeds from the issuance of common stock	249	—
Net cash provided by (used in) financing activities	(12,751)	4,092
Net decrease in cash	(2,773)	(18,317)
Cash at beginning of period	11,494	29,964
Cash at end of period	$8,721	$11,647

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

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently curated into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We develop programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents over 80% of our viewership.  We complement our produced and owned content through long term licensing agreements.

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

Recently Adopted Accounting Policies

In March 2019, the FASB issued ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. ASU 2019-02 also requires reassessing estimates of the use of a film in a film group and accounting for any changes prospectively. In addition, ASU 2019-02 requires testing films and program material license agreements for impairment at a film group level when the films or license agreements are predominantly monetized with other films and license agreements. We adopted the new standard on January 1, 2020 with no material impact to our reported financial position or results of operations in the three and nine months ended September 30, 2020.

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

During the first nine months of 2020 and 2019, we recognized approximately $1,864,000 and $1,597,000, respectively, of share-based compensation expense. This included $715,000 in additional expense for the shares issued in June 2020 noted above. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. During the first nine months of 2020, 32,200 options were exercised with net proceeds of $181,000. No options were exercised during the first nine months of 2019.

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2019 through September 30, 2020.

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Investments and other assets on the accompanying condensed consolidated balance sheet:

	September 30,	December 31,
(in thousands)	2020	2019
Amortizable Intangible Assets
Customer related
Gross carrying amount	$—	$550
Accumulated amortization	—	(321)
	$—	$229

Unamortized Intangible Assets
Domain names	$571	$571

The customer related intangible assets were being amortized on a straight-line basis over 12 months and were fully amortized as of June 30, 2020. Amortization expense was $229,000 for the nine months ended September 30, 2020.

5. Debt

On April 26, 2019, we replaced the line of credit of our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender, on the office campus that houses our headquarters.

On September 9, 2020, Boulder Road sold a 50% undivided interest in a portion of the campus to Westside Boulder, LLC. Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. Boulder Road received consideration of $13.15 million in the transaction. Simultaneously with the closing of the sale, Boulder Road used the sale proceeds, along with the proceeds of a $4 million loan to Gaia from an affiliate of Westside Boulder, to repay all outstanding amounts secured by the mortgage. The $4 million promissory note is unsecured, bears the same interest as the retired mortgage at 5.75% per annum, and is due on the earlier of January 3, 2022 or the date on which the owners of the property finance it through the incurrence of mortgage debt. We recorded a gain on the sale of $6.1 million which is included in Interest and other income (expense), net on the accompanying condensed consolidated statements of operations.

In connection with the transaction, Boulder Road leased the property pursuant to a master lease for a term extending through September 30, 2030, with two five-year extensions. Gaia guaranteed Boulder Road’s obligations under the master lease. See Note 6 for further discussion related to the accounting for the master lease.

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

6. Leases

As discussed in Note 5, we entered into an operating lease in connection with the sale of a portion of our corporate campus. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right of use asset and related lease liability were as follows:

		September 30,	December 31,
(in thousands)	Balance Sheet Classification	2020	2019
Right-of-use asset	Building and land, net	$8,806	$—

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$685	$—
Operating lease liability (non-current)	Long-term debt and other liabilities, net	8,127	—
		$8,812	$—

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Cash paid for operating lease liabilities	$56	$—
Right-of-use asset obtained in exchange for operating lease obligation	8,841	—

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of September 30, 2020 was as follows:

(in thousands)
2020 (remaining)	$250
2021	1,001
2022	1,001
2023	1,001
2024	1,001
Thereafter	6,358
Future lease payments, gross	10,612
Less: Imputed interest	(1,800)
Operating lease liability	$8,812

7. Earnings Per Share

Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and vesting of restricted stock units utilizing the treasury stock method. The computation of earnings per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
	(unaudited)		(unaudited)
Basic earnings per share:
Net income (loss)	$6,314	$(4,144)	$209	$(15,338)
Shares used in computation:
Weighted-average common stock outstanding	19,183	18,375	18,834	18,070
Basic earnings per share	$0.33	$(0.23)	$0.01	$(0.84)

Diluted earnings per share:
Net income (loss)	$6,314	$(4,144)	$209	$(15,338)
Shares used in computation:
Weighted-average common stock outstanding	19,183	18,375	18,834	18,070
Common stock equivalents	554	—	608	—
Weighted-average number of shares	19,737	18,375	19,442	18,070
Diluted earnings per share	$0.32	$(0.23)	$0.01	$(0.84)

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential share of common stock excluded from the diluted calculation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
	(unaudited)		(unaudited)
Common stock equivalents excluded due to net loss	—	835	—	878
Employee stock options	31	416	31	79
	31	1,251	31	957

8. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Total current	—	—	—	—
Deferred:
Federal	—	3	69	45
State	—	—	—	—
Total deferred	—	3	69	45
Total income tax expense	$—	$3	$69	$45

The income tax expense recorded in 2020 is a result of the amortization of goodwill over 15 years for tax purposes. Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library we have a full valuation allowance on our deferred tax assets as of September 30, 2020. As of September 30, 2020, our net operating loss carryforwards on a gross basis were $99.4 million and $26.8 million for federal and state, respectively.

9. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2020 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our available content is currently focused on yoga, transformation, alternative healing, seeking truth and conscious films. This content is specifically targeted to a unique member base that is interested in alternatives and supplements to the content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions. In addition, through investments in our streaming video technology and our user interface, we have expanded the many ways our member base can access our unique library of media titles.

Our core strategy is to grow our subscription business domestically and internationally by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new internet-connected devices as they are developed and creating a conscious community built around our content.

Our focus for 2019 was on disciplined investment in our product, content library and member acquisition efforts to allow us to reduce the cash used in operations meaningfully over the year, with a continued focus on driving sustainable growth into the future. We reduced cash used in operations over 88% from 2018 to 2019 and generated cash flows from operations in the fourth quarter of 2019. We continued this trend in 2020, generating $7.2 million in cash flows from operations, an improvement of $13.1 million or 222% from the year ago period. We also generated net income and positive net cash flows in the third quarter of 2020 as planned. We are now focused on continuing to generate net income and cash while also growing revenues.

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

In the second half of March 2020 continuing through July 2020, we saw an increase in demand for our content from both current and potential members, which has created a positive trend in existing member retention, costs to acquire new members, and the corresponding revenue and cash flow impacts from these higher volumes. Beginning in August 2020, we began to see the online paid media advertising market start to return to historical norms with a corresponding effect on the cost of our online advertising efforts.

We reported net income of $0.2 million and net loss of $15.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues, net	$17,537	$13,660	$48,201	$39,291
Cost of revenues	2,264	1,801	6,248	5,186
Gross margin	87.1%	86.8%	87.0%	86.8%
Selling and operating	13,479	14,319	42,354	44,214
Corporate, general and administration	1,426	1,440	4,716	4,526
Income (loss) from operations	368	(3,900)	(5,117)	(14,635)
Interest and other income (expense), net	5,946	(241)	5,395	(400)
Income (loss) before income taxes	6,314	(4,141)	278	(15,035)
Provision for income taxes	—	3	69	45
Income (loss) from continuing operations	6,314	(4,144)	209	(15,080)
Income (loss) from discontinued operations	—	—	—	(258)
Net income (loss)	$6,314	$(4,144)	$209	$(15,338)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.9%	13.2%	13.0%	13.2%
Gross profit	87.1%	86.8%	87.0%	86.8%
Expenses:
Selling and operating	76.9%	104.8%	87.9%	112.5%
Corporate, general and administration	8.1%	10.5%	9.8%	11.5%
Total operating expenses	85.0%	115.4%	97.7%	124.0%
Income (loss) from operations	2.1%	(28.6)%	(10.6)%	(37.2)%
Interest and other income (expense), net	33.9%	(1.8)%	11.2%	(1.0)%
Income (loss) before income taxes	36.0%	(30.3)%	0.6%	(38.3)%
Provision for income taxes	—%	0.0%	0.1%	0.1%
Income (loss) from continuing operations	36.0%	(30.3)%	0.4%	(38.4)%
Income (loss) from discontinued operations	—%	—%	—%	(0.7)%
Net income (loss)	36.0%	(30.3)%	0.4%	(39.0)%

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Revenues, net. Revenues increased $3.8 million, or 27.7%, to $17.5 million during the third quarter of 2020, compared to $13.7 million during the third quarter of 2019. The increase was primarily driven by an increase in both members and average monthly revenue per member compared to the year-earlier period. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $0.5 million, or 27.8%, to $2.3 million during the third quarter of 2020, from $1.8 million during the third quarter of 2019 and, as a percentage of net revenues, decreased to 12.9% during the third quarter of 2020 from 13.2% during the third quarter of 2019 primarily due to increased revenues.

Selling and operating expenses. Selling and operating expenses decreased $0.8 million, or 5.6%, to $13.5 million during the third quarter of 2020 from $14.3 million during the third quarter of 2019 and, as a percentage of net revenues, decreased to 76.9% during the third quarter of 2020 from 104.8% during the third quarter of 2019. The decrease was primarily driven by operating expense efficiencies overall as we continued to reduce our operating expense base through disciplined expense management.

Corporate, general and administration expenses. Corporate, general and administration expenses were flat at $1.4 million for both periods and, as a percentage of net revenues, decreased to 8.1% during the third quarter of 2020 from 10.5% during the third quarter of 2019 as a result of increased revenues.

Interest and other income (expense), net. Interest and other income (expense), net reflect the $6.1 million gain from the sale of a portion of our corporate campus during the third quarter of 2020 and the corresponding reduction in interest expense as we used the proceeds in September 2020 to repay $13.0 million of debt that had an interest rate of 5.75%.

Net income. As a result of the above factors net income increased to $6.3 million, or $0.33 per share, during the third quarter of 2020 compared to a net loss of $4.1 million, or $0.23 per share, during the third quarter of 2019. Excluding the gain from the sale of a portion of our corporate campus, net income was $0.2 million or $0.01 per share during the third quarter of 2020.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Revenues, net. Revenues increased $8.9 million, or 22.6%, to $48.2 million during the first nine months of 2020, compared to $39.3 million during the first nine months of 2019. The increase was primarily driven by an increase in both members and average monthly revenue per member compared to the year-earlier period. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $1.0 million, or 19.2%, to $6.2 million during the first nine months of 2020, from $5.2 million during the first nine months of 2019 and, as a percentage of net revenues, decreased to 13.0% during the first nine months of 2020 from 13.2% during the first nine months of 2019 primarily due to increased revenues.

Selling and operating expenses. Selling and operating expenses decreased $1.8 million, or 4.1%, to $42.4 million during the first nine months of 2020 from $44.2 million during the first nine months of 2019, and, as a percentage of net revenues, decreased to 87.9% during the first nine months of 2020 from 112.5% during the first nine months of 2019. The decrease was primarily due to operating expense efficiencies overall as we continued to reduce our operating expense base through disciplined expense management.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.2 million or 4.4%, to $4.7 million during the first nine months of 2020 from $4.5 million during the first nine months of 2019 and, as a percentage of net revenues, decreased to 9.8% during the first nine months of 2020 from 11.5% during the first nine months of 2019, due to increased revenues in 2020.

Interest and other income (expense), net. Interest and other income (expense), net reflect the $6.1 million gain from the sale of a portion of our corporate campus during the third quarter of 2020.

Net income. As a result of the above factors, net income was $0.2 million, or $0.01 per share, during the first nine months of 2020 compared to a net loss of $15.3 million, or $0.84 per share, during the first nine months of 2019.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our expenditures for marketing, and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies, and increase our marketing programs as needed. At September 30, 2020, our cash balance was $8.7 million. We estimate that our capital expenditures, including investments in our media library, will total approximately $4.0 million for the remainder of 2020. These planned capital expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and with our in-house production capabilities we can scale the planned expenditures based on the available cash flows from operations as there are no contractual commitments with, or dependencies on, third parties. Since beginning to generate cash flows from operations in October 2019, we have generated $10.6 million in cash flows from operations and we expect to continue generating cash for the remainder of 2020.

On April 26, 2019, we replaced the $12.5 million line of credit of our wholly owned subsidiary Boulder Road LLC with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender. This mortgage was paid off in September 2020 and replaced with a $4.0 million unsecured promissory note that bears interest at 5.75% per annum and is due on the earlier of January 3, 2022 or the date on which Boulder Road and Westside Boulder finance their interest in the property that houses our corporate campus.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities - continuing operations	$7,197	$(5,996)
Operating activities - discontinued operations	—	76
Operating activities	7,197	(5,920)
Investing activities	2,781	(16,489)
Financing activities	(12,751)	4,092
Net decrease in cash	$(2,773)	$(18,317)

Operating activities. Cash flows from operations improved $13.1 million during the first nine months of 2020 compared to the same period in 2019. The improvement was primarily driven by disciplined expense management, growth in our member base and an increase in the number of members electing to pay for their annual membership in advance.

Investing activities. Cash flows from investing activities improved  $19.3 million during the first nine months of 2020 compared to the same period in 2019 primarily due to alignment of our content and product investments to our cash flows from operations and revenue growth and the $13.2 million in proceeds from the sale of a portion of our corporate campus.

Financing activities. Cash flows from financing activities declined $16.8 million during the first nine months of 2020 compared to the same period in the prior year. During 2019, we replaced our $12.5 million line of credit with the $17.0 million mortgage discussed above. The balance of the mortgage was repaid in September 2020, which was partially offset by the new $4.0 million promissory note discussed above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of September 30, 2020, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The disclosure below modifies the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results.

Impacts of COVID-19 on our business

The global spread of COVID-19 and the various measures to contain it are affecting the macroeconomic environment and while the full impact remain uncertain, our business and results of operations could be materially adversely affected. Gaia has experienced some increase in member growth and utilization as more people stay at home and rely on video content, but the longer-term economic impact is expected to adversely affect consumer spending on discretionary items and may decrease demand for our service. The impact on our business will depend on a number of factors such as the duration and extent of COVID-19, governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity.

We are attempting to conduct business as usual to the extent possible and are complying with the applicable orders issued by the Governor of Colorado. We canceled and postponed live events that were scheduled for March through December and will be limiting in person capacity for events held at GaiaSphere, our 300-person live event studio located on our campus in Colorado. The loss of revenue and exposure from such events will negatively affect us.

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
10.1

Purchase and Sale Agreement dated as of September 9, 2020 between Boulder Road LLC and Westside Boulder, LLC (incorporated by reference to Exhibit 10.1 of Gaia’s current report on Form 8-K dated September 9, 2020 and filed on September 10, 2020).

10.2

Master Lease dated as of September 9, 2020, between Boulder Road LLC as lessee and Boulder Road LLC and Westside Boulder, LLC, tenants in common, as lessors (incorporated by reference to Exhibit 10.2 of Gaia’s current report on Form 8-K dated September 9, 2020 and filed on September 20, 2020).

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

Gaia, Inc.
(Registrant)

November 9, 2020	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

November 9, 2020	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)