Form 10-K
period 2020-12-31
GAIA, INC
filed 2021-03-02
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 28, 2020, was $100,640,000. The registrant does not have non-voting common equity.

The number of shares of each of the Registrant’s classes of common stock outstanding as of February 25, 2021 was 13,801,028 shares of Class A common stock and 5,400,000 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the definitive proxy statement for the registrant’s 2021 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

PART I

Item 1.	Business

Our Business

Gaia, Inc. was incorporated under the laws of the State of Colorado on July 7, 1988, and operates a global digital video subscription service and on-line community that caters to a unique and underserved member base. Our digital content library includes approximately 8,000 titles, with a growing selection of titles available in Spanish, German and French. Our members have unlimited access to this vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation-related content, and more – 80% of which is exclusively available to our members for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently organized into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents approximately 80% of our viewership. We complement our produced and owned content through long term, predominately exclusive, licensing agreements.

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

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other, mostly entertainment-based, streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 80% of our content is available for streaming exclusively on Gaia to most internet-connected devices. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target member base. Gaia believes the current size of our potential target market represents approximately 15% of internet users that currently pay for a streaming video service.

Competitive Strengths

We believe that we differentiate ourselves from our competition and have been able to grow our business through the following demonstrated competitive strengths:

Exclusive Content and Ubiquitous Access – We have amassed a library of unique content for which we hold exclusive worldwide streaming distribution rights and have established exclusive relationships with certain key talent in our areas of focus. Over 80% of our titles are available to our members for streaming on virtually any internet-connected device exclusively on Gaia.

Proprietary and Curated Content – Proprietary and curated content lies at the core of our business model. Our media offerings introduce members to us and help establish Gaia as an authority in the conscious media market. Our in-house produced and owned content represents approximately 80% of our members’ viewing time. Our licensed content has initial terms ranging predominately from 3 to 10 years. With the growth in demand for digital rights, we expect that our large library of produced and acquired content combined with our internal production capabilities will be a key driver in our ability to grow efficiently and act as a hedge against the rising costs of digital rights.

International Rights – The strength of our proprietary content library created by our original content production strategy and our unique approach to content licensing have provided us with a library of niche content to which we hold exclusive worldwide distribution rights that we believe would be difficult to acquire in today’s market. By obtaining these rights, we have created a meaningful barrier to entry for competitors in our content niches and have given ourselves the potential to reach a worldwide member base with no additional licensing costs.

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

Unique Content Strength – We believe that our unique focus, combined with our content exclusivity, positions us as a complementary service to larger streaming video providers who are primarily entertainment driven. In addition, this focus has allowed an opportunity for significant advantages:

•

Yoga— We continue to build on our yoga heritage by expanding the teachers and styles in our vast content library. We understand yoga is more than just a physical practice and have a variety of content focused on the lifestyle and philosophy of yoga, which helps set us apart from other yoga streaming providers.

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

Overall Adoption and Growth of Internet TV on Every Screen – Domestically, cable TV members have been declining, while the demand for digital content services accessible on various devices has continued to grow. Gaia is accessible on a broad array of devices, including, but not limited to: Apple TV, iPad, iPhone, Android devices, Roku, Amazon Fire, select smart TV’s, and Chromecast. Through this accessibility, we believe that we enhance the value of our service to members as well as position ourselves for continued growth as internet and mobile delivery of content becomes more popular.

International Market Expansion – We believe the international streaming segment represents a significant long-term growth opportunity for us as people around the world begin to adopt the viewing behaviors of the U.S. market. Our exclusive worldwide streaming rights have allowed us to expand internationally by adding foreign language support to our service without having to invest in local foreign operations. Today, approximately 35% of our members are outside of the United States.

Live Access Premium Membership and GaiaSphere – In 2019, we held our inaugural event at the GaiaSphere, a 300-person live event studio located on our campus in Colorado. With the opening of the GaiaSphere, we also launched the Live Access premium annual membership to allow for access to exclusive live streaming of events. Through GaiaSphere and the Live Access premium offering, we have expanded our reach to a larger audience of talent that will contribute to our content library, as well as drive incremental revenue growth. We had to temporarily suspend live events during 2020 due to the global pandemic but intend to relaunch them as local ordinances allow.

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

History

Gaia started as a conscious media and products company distributing conscious and non-theatrical media.

In October 2012, we launched our streaming video service and focused our efforts on growing domestically and internationally by expanding our streaming content, enhancing our user interface and extending our streaming content to even more internet-connected devices. In 2016, we divested all of our non-streaming businesses and focused on scaling our streaming video service. The following year, we launched Spanish, German and French language offerings. We have continued to invest in our international offerings, including original programming in these languages.

In 2019, we further expanded the alternative healing content available to our members and expanded our presence and member base in this growing area of interest through our acquisition of Food Matters TV. In 2020, we achieved our goal of reaching positive net income and cash flows in June and have continued to operate with positive net income and cash flows since.

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

Seasonality

Our member base growth reflects seasonal variations driven primarily by periods when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Our member growth is generally greatest in the fourth and first quarters (October through February), and slowest during May through August. This drives quarterly variations in our spending on member acquisition efforts but does not result in a corresponding seasonality in net revenue. As we continue to expand internationally, we expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Employees

As of March 1, 2021, we had approximately 123 employees, all of which are full-time employees. None of our employees are covered by a collective bargaining agreement.

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

Risks Related to our Business and Industry

Impacts of COVID-19 on our business

The global spread of COVID-19 and the various measures to contain it are affecting the macroeconomic environment and while the full impact remains uncertain, our business and results of operations could be materially adversely affected. We have experienced some increase in member growth and utilization as more people stayed at home and relied on video content, but the longer-term economic impact is expected to adversely affect consumer spending on discretionary items and may decrease demand for our service. The impact on our business will depend on a number of factors such as the duration of COVID-19, the adoption and effectiveness of COVID-19 vaccines, governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity.

We are attempting to conduct business as usual to the extent possible and are complying with the applicable orders issued by the Governor of Colorado. Commencing in March 2020, we canceled or postponed live events that were scheduled at GaiaSphere, our 300-person live event studio located on our campus in Colorado. We intend to begin hosting live events once the orders are rescinded, however we do not yet know when this may occur or if they will be subsequently reinstated. The loss of revenue and exposure from these events will negatively affect us.

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

We reported net income of $0.5 million in 2020 following a net loss of $17.9 million in 2019 and net losses during several prior years as a result of continued investment in subscription acquisition efforts to drive revenue growth. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

As a producer and distributor of content, we face potential liability for defamation, negligence, copyright or trademark infringement, misinformation, personal injury torts or other claims based on the nature and content of materials that we produce, license and/or distribute. We also face potential liability for content used in promoting our service, including marketing materials and features on our platform such as member reviews. Allegations of impropriety, even if unfounded, could have a material adverse effect on our reputation and our business.

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

Problematic content accessed through our service, including content that violates our content guidelines or the content guidelines of our partners, could damage our reputation and hurt our ability to retain and expand our base of members and partners.

Our ability to maintain and protect our brand depends, in part, on our ability to maintain the quality and integrity of the content and other information accessed through our streaming service. While we undertake efforts to detect and prevent problematic content and to ensure our content complies with our content guidelines and the content guidelines of our third-party partners, no assurance can be given that such efforts will be error-free.

If we fail to either detect and prevent problematic content or effectively promote high-quality content, it could hurt our reputation and confidence in our brand, thereby negatively affecting the use of our service and our financial performance. In addition, our partners may refuse to carry the Gaia “app” on their platform if our content violates their content guidelines. Problematic content accessed through our service may also subject us to media, legal or regulatory scrutiny, which could adversely affect our reputation and brand.

We rely upon a number of partners to offer instant streaming of content to various devices.

We currently offer members the ability to receive streaming content through a host of internet-connected devices, including internet-enabled TVs, digital video players and mobile devices. We intend to continue to broaden our capability to instantly stream content to other platforms over time. If we are not successful in maintaining existing relationships and creating new ones, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted.

We have agreements with third party partners, pursuant to which each makes available an “app” for viewing our content on its platform. Our agreements with our partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. We may be further harmed if these partners decide to remove our apps from their respective platforms for any other reason at any time.

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

We maintain personal data regarding our members, including names and payment data. This data is maintained on our own systems as well as that of third parties we use in our operations. With respect to payment data, such as credit and debit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members’ data. Despite these measures, our payment processing services or other third-party services we use, could experience an unauthorized intrusion into our members’ data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to remain or become members. We may also be required to notify regulators about any actual or perceived data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. For these reasons, should an unauthorized intrusion into our members’ data occur, our business could be adversely affected.

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

We may be subject to litigation or regulatory proceedings that could cause us to incur substantial losses.

From time to time during the normal course of operating our businesses, we are subject to various litigation claims, regulatory proceedings and legal disputes. Some of these matters may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot accurately predict the outcome of any dispute, it is possible that, as a result of current and/or future matters, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

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

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. Our cash flows provided by our operating activities were negative in 2019, but as planned became positive in 2020. To the extent we are unable to maintain positive cash flows from operations, we may seek additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, our shareholders may experience dilution, and such securities may have rights, preferences or privileges senior to the rights of our common stock.  Any large equity or equity-linked offering could also negatively impact our stock price.

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

Risks Related to Ownership of Our Class A Common Stock

Our founder, chairman and CEO, Jirka Rysavy, has voting control over us.

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 378,778 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 80% of our voting stock and is able to exert substantial influence over and control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent. We previously had an option to acquire certain of Mr. Rysavy’s shares in the event of his death with the proceeds of a term life insurance policy on him. In December 2019, when the initial term lapsed, we elected not to renew the policy and subsequently cancelled the option.

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

Risks Related to our Ownership of Real Property

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is located in Louisville, Colorado.

	Size	Use	Owned/Leased
Louisville, CO	138,502 sq. ft.	Headquarters	Partially Owned/Leased
Louisville, CO	11,760 sq. ft.	Production Studio	Owned

On September 9, 2020, our wholly owned subsidiary Boulder Road sold a 50% undivided interest in a portion of our campus to Westside Boulder, LLC. Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. In connection with the transaction, Boulder Road leased the property pursuant to a master lease for a term extending through September 30, 2030, with two five-year extensions. Gaia guaranteed Boulder Road’s obligations under the master lease. We believe our facility is adequate to meet our needs. Our facility is subject to a $13.0 million mortgage with Great Western Bank as lender.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2020 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On February 22, 2021, we had 3,293 shareholders of record, 13,801,028 shares of $.0001 par value Class A common stock outstanding, and 5,400,000 shares of $.0001 par value Class B common stock outstanding (held by one shareholder, Mr. Rysavy).

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

No dividends were declared or paid during the twelve months ended December 31, 2020 and 2019.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,375,798	$7.87	1,637,525
Equity compensation plans not approved by security holders	—	—	—
Total	1,375,798	$7.87	1,637,525
Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Outlook

We operate a global digital video subscription service with a library of approximately 8,000 titles, with a growing selection of titles available in Spanish, German and French that caters to a unique, underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service our members have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 80% of which is exclusively available to our members for digital streaming on most internet-connected devices.

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

Our focus for 2019 was on disciplined investment in our product, content library and member acquisition efforts to allow us to reduce the cash used in operations meaningfully over the year, with a continued focus on driving sustainable growth into the future. We reduced cash used in operations over 88% from 2018 to 2019 and generated cash flows from operations in the fourth quarter of 2019. We continued this trend in 2020, generating $11.7 million in cash flows from operations, an improvement of $14.3 million or 550% from the year ago period. We also generated net income and positive net cash flows in the second half of 2020 as planned. We are now focused on continuing to generate net income and cash while continuing to grow revenues.

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, COVID-19 continues to spread throughout the United States and the world. The full impact that COVID-19 will have on our business will depend on a number of factors such as the duration and extent of COVID-19, the adoption and effectiveness of COVID-19 vaccines, governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity, as described in Part II, Item 1A “Risk Factors” in this Form 10-K.

Commencing during the second half of March 2020 continuing through July 2020, we saw an increase in demand for our content from both current and potential members.  This created a positive trend in existing member retention, costs to acquire new members, and the corresponding revenue and cash flow impacts from these higher volumes. Beginning in August 2020, we saw the online paid media advertising market start to return to historical norms with a corresponding effect on the cost of our online advertising efforts.

We reported net income of $0.5 million for 2020, a significant improvement from a net loss of $18.2 million for 2019.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2020	2019
Revenues, net	$66,827	$53,979
Cost of revenues	8,651	7,111
Gross profit	87.1%	86.8%
Selling and operating expenses	56,937	58,292
Corporate, general and administration expenses	5,867	5,780
Loss from operations	(4,628)	(17,204)
Interest and other income (expense), net	5,327	(643)
Income (loss) before income taxes	699	(17,847)
Income tax expense	180	45
Income (loss) from continuing operations	519	(17,892)
Loss from discontinued operations	—	(258)
Net income (loss)	$519	$(18,150)

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Years ended December 31,
	2020	2019
Revenues, net	100.0%	100.0%
Cost of revenues	12.9%	13.2%
Gross profit	87.1%	86.8%
Expenses:
Selling and operating	85.2%	108.0%
Corporate, general and administration	8.8%	10.7%
Total expenses	94.0%	118.7%
Loss from operations	(6.9)%	(31.9)%
Interest and other income (expense), net	8.0%	(1.2)%
Income (loss) before income taxes	1.0%	(33.1)%
Income tax expense	0.3%	0.1%
Income (loss) from continuing operations	0.8%	(33.1)%
Loss from discontinued operations	0.0%	(0.5)%
Net income (loss)	0.8%	(33.6)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues, net. Revenues increased $12.8 million, or 23.7%, to $66.8 million during 2020, compared to $54.0 million during 2019. The increase was primarily driven by an increase in both members and average monthly revenue per member compared to the year-earlier period. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $1.6 million, or 22.5%, to $8.7 million during 2020 from $7.1 million during 2019, with gross profit of 87.1% in 2020 compared to 86.8% in 2019. The gross profit increase was primarily due to increased revenues.

Selling and operating expenses. Selling and operating expenses decreased $1.4 million, or 2.4%, to $56.9 million during 2020 from $58.3 million during 2019 and, as a percentage of revenues, decreased significantly to 85.2% during 2020 from 108.0% during 2019. The decrease was primarily driven by operating expense efficiencies overall as we continued to reduce our operating expense base through disciplined expense management and increased revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million, or 1.7%, to $5.9 million during 2020 from $5.8 million during 2019 and, as a percentage of net revenue, decreased to 8.8% during 2020 from 10.7% during 2019. The decrease was primarily due to disciplined costs controls and increased revenues.

Interest and other income (expense), net. Interest and other income (expense), net reflect the $6.1 million gain from the sale of a portion of our corporate campus during the third quarter of 2020 and the corresponding reduction in interest expense as we used the proceeds in September 2020 to repay $13.0 million of debt that had an interest rate of 5.75% and refinanced the remaining debt at an interest rate of 3.75% in December 2020.

Net Income. As a result of the above factors, net income for 2020 was $0.5 million, or $0.03 per share, compared to net loss of $18.2 million, or $1.00 per share, for 2019. Net income was not significantly impacted by either changing prices or inflation.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2020 and 2019. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2020 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$14,511	$16,153	$17,537	$18,626
Gross profit	12,610	14,070	15,273	16,223
Gross margin	86.9%	87.1%	87.1%	87.1%
Income (loss) from operations	(3,265)	(2,220)	368	489
Net income (loss)	(3,580)	(2,525)	6,314	310
Basic net income (loss) per share	$(0.19)	$(0.13)	$0.33	$0.02
Diluted net income (loss) per share	$(0.19)	$(0.13)	$0.32	$0.02
Weighted average shares outstanding - basic	18,482	18,837	19,183	19,183
Weighted average shares outstanding - diluted	18,482	18,837	19,737	19,603

	Year 2019 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$12,467	$13,164	$13,660	$14,688
Gross profit	10,867	11,379	11,859	12,763
Gross margin	87.2%	86.4%	86.8%	86.9%
Loss from operations	(6,448)	(4,287)	(3,900)	(2,569)
Net loss	(6,726)	(4,468)	(4,144)	(2,812)
Basic and diluted net loss per share	$(0.38)	$(0.25)	$(0.23)	$(0.15)
Weighted average shares outstanding - basic	17,890	17,944	18,375	18,402

Our member base growth reflects seasonal variations driven primarily by periods when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Our member growth is generally greatest during the fourth and first quarters (October through February), and slowest during May through August. This drives quarterly variations in our spending on member acquisition efforts but does not drive a corresponding seasonality in net revenue.

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

Our licensed media library is obtained through license arrangements. Generally, we pay an advance against a percentage royalty or an upfront license fee in exchange for the distribution rights for a specific license window, but we may also obtain a license for a fixed fee for perpetuity. These payments are capitalized at the time of payment. Certain agreements also include an ongoing royalty obligation, which entitles the licensor to a share of the revenues generated from the licensed works. These expenses are calculated and accrued on a monthly basis and included in costs of revenues. We pay these accrued royalties on a quarterly basis and therefore have included the related liability in accrued liabilities.

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

Management reviews content viewership to determine whether viewing patterns correlate with initial estimates supporting the amortization period utilized.  If current estimates indicate that viewing is significantly higher in earlier periods relative to the remaining amortization period, we will begin amortizing the respective titles on an accelerated basis over the amortization period. Due to our exclusive content and growing member base, viewership of our library continues to grow each month, therefore no additional amortization was recorded during 2020 or 2019.

Our media library is reviewed for impairment at the film group level when an event or change in circumstances indicates that the carrying amount of the film group may not be recoverable. Recoverability of the film group is measured by a comparison of the carrying amount of the film group to estimated undiscounted future cash flows expected to be generated by the film group. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value. No impairment charges were recorded during 2020 or 2019.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually as of December 31. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired. If the carrying amount of goodwill exceeds its estimated fair value, we use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2020 and 2019, no impairment of goodwill was indicated.

Income Taxes and Deferred Tax Balances

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. The tax expense or benefit related to ordinary income or loss must be computed at an annual effective tax rate and the tax expense or benefit related to all other items must be individually computed and recognized as a discrete item when it occurs. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. As we have historically had taxable losses, we will not release the current valuation allowance until we have cumulative taxable income for a period of 36 months.

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

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on the date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. Since 2019, we have only granted restricted stock units, for which we utilize the intrinsic valuation model to estimate fair value.

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

We intend to fund our budgeted content and capital expenditures for 2021 of $16 million to $20 million with our existing cash balance and cash flows generated from operations. These planned capital expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are entirely discretionary and with our in-house production capabilities we have the ability to scale the planned expenditures based on the available cash flows from operations. We began to generate cash flows from operations in October 2019 and have continued to increase the cash flows generated from operations each subsequent quarter. We expect to continue generating cash flows from operations during 2021. We generated approximately $4.5 million in cash flows from operations during the fourth quarter of 2020, which covered our investment of $3.0 million in our media library and product during the period. As of December 31, 2020, our cash balance was $12.6 million.

On April 26, 2019, we replaced the $12.5 million line of credit of our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender. This mortgage was paid off in September 2020 and temporarily replaced with a $4.0 million unsecured promissory note that bore interest at 5.75% per annum. This note was paid off on December 29, 2020 with the proceeds of the mortgage discussed below that bears interest at 3.75% per annum.

On December 28, 2020, Boulder Road and Westside Boulder, LLC entered into a loan agreement with Great Western Bank, as lender, providing for a mortgage loan in the principal amount of $13 million.  The loan bears interest at a fixed rate of 3.75% per annum and matures on December 28, 2025. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The loan is secured by a deed of trust, assignment of rents, security agreement and fixture filing on our corporate campus and is guaranteed by Gaia. This refinancing resulted in a net increase in our cash balance as of December 31, 2020 of $2.4 million and reduced our interest rate by 200 basis points.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, and potential capital raising capabilities should be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities - continuing operations	$11,650	$(2,650)
Operating activities - discontinued operations	—	76
Operating activities	11,650	(2,574)
Investing activities	(176)	(20,275)
Financing activities	(10,363)	4,379
Net increase (decrease) in cash	$1,111	$(18,470)

2020 Compared to 2019

Operating activities. Cash flows from operations improved $14.3 million during 2020 compared to 2019. The improvement was primarily driven by disciplined expense management, growth in our member base and an increase in the number of members electing to pay their annual memberships in advance.

Investing activities. Cash flow used in investing activities improved $20.1 million during 2020 compared to 2019 primarily due to alignment of our content and product investments to our cash flows from operations and revenue growth and the $13.2 million in proceeds from the sale of a portion of our corporate campus.

Financing activities. Cash flows from financing activities decreased $14.7 million during 2020 compared to 2019. During 2019, we replaced our $12.5 million line of credit with the $17.0 million mortgage discussed above. The balance of that mortgage was repaid in September 2020 and was partially offset with a new term mortgage discussed above, of which Boulder Road’s portion is $6.5 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gaia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gaia, Inc. (the “Company”) as of December 31, 2020, and 2019, the related statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Cost Method Investment – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company’s cost method investments are carried at cost and adjusted for other-than-temporary declines in fair value. The Company evaluates its investments for impairments annually and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees and the investees' capital structure, as well as other economic variables which reflect assumptions market participants may use in pricing these assets. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, the Company reduces the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment.

We identified the Company's investments valuation as a critical audit matter. The principal considerations for our determination include the degree of judgements in determining the classification of the investment as a cost method investment and whether there is an impairment of the investment.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to audit this critical audit matter included the following:

-	Obtained and reviewed management's memo over the measurement of the investment at cost and the impairment analysis.
-	Reviewed the investment agreement and applicable amendments to evaluate whether the practical expedient for measurement at cost per ASU 2016-01 is the proper accounting treatment.
-

Interviewed the audit committee chairman and representatives/scientists regarding the nature and status of the investment. Performed corroboration procedures regarding information received from interviews. These procedures included testing contracts, invoices, and payments to acquire equipment for the project.

Media Library – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

Media Library represents the lower of unamortized cost or net realizable value of capitalized costs to produce the Company’s proprietary media content, rights obtained through license arrangements and digital media content acquired through asset purchases or business combinations. The Company amortizes its media library in cost of revenues on a straight-line basis over the shorter of the license period or the estimated useful life of the titles, which typically ranges from 12 to 90 months. The amortization period begins with the first month of availability on the Company’s service. The Company’s media library is reviewed for impairment when an event or change in circumstances indicates that the carrying amount of the media library may not be recoverable. Recoverability of the media library is measured by a comparison of the carrying amount of the media library to estimated undiscounted future cash flows expected to be generated by the media library. If the carrying amount of the media library exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the media library exceeds its fair value.

We identified the Company's media library valuation as a critical audit matter. The principal considerations for our determination include the degree of estimates and judgements in determining the useful life and the recoverability of the assets.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to audit this critical audit matter included the following:

-

Tested amounts capitalized to produced media library, including both capitalized salary costs and other external costs. For capitalized salary costs, vouched salaries to third party payroll registers, performed analytics on additional capitalized employee expenses, and determined that the costs incurred by the content department meet the capitalization requirements under film production GAAP. For external costs, tested to external invoices and payments for capitalization requirements under film production GAAP.

-	Tested amounts capitalized to licensed media library by reviewing the applicable contract and payments.
-

Assessed amortization period by evaluating the appropriateness of inputs used in management’s estimates, including the useful lives of produced media and the license period for licensed media. Evaluated proper accounting per ASU 2019-02 which allows for amortization based on usage at the aggregate film group level. Tested the existence of media library content by verifying titles are available for viewing on the platform.

-

Obtained an understanding of controls over management’s impairment analysis.  Evaluated whether there were any events or changes in circumstances that would indicate that the carrying amount of the asset group may not be recoverable. The evaluation included comparing the subscription revenues generated by the media library to the net media library value.

We have served as the Company’s auditor since 2004.

Plante Moran, PLLC

Denver, Colorado

March 2, 2021

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2020	2019
ASSETS
Current assets:
Cash	$12,605	$11,494
Accounts receivable	2,024	2,310
Prepaid expenses and other current assets	1,746	2,443
Total current assets	16,375	16,247
Media library, software and equipment, net	39,231	36,921
Right-of-use lease asset, net	8,622	—
Investment, real estate and other assets	28,500	35,715
Goodwill	17,289	17,289
Total assets	$110,017	$106,172
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$8,947	$10,594
Deferred revenue	12,376	8,025
Total current liabilities	21,323	18,619
Long-term mortgage, net	6,250	18,433
Long-term lease liability	7,952	—
Deferred taxes	257	206
Total liabilities	35,782	37,258
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 13,782,951 and 13,023,231 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	150,067	145,265
Accumulated deficit	(75,834)	(76,353)
Total equity	74,235	68,914
Total liabilities and equity	$110,017	$106,172

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2020	2019
Revenues, net	$66,827	$53,979
Cost of revenues	8,651	7,111
Gross profit	58,176	46,868
Expenses:
Selling and operating	56,937	58,292
Corporate, general and administration	5,867	5,780
Total operating expenses	62,804	64,072
Loss from operations	(4,628)	(17,204)
Interest and other income (expense), net	5,327	(643)
Income (loss) before income taxes	699	(17,847)
Income tax expense	180	45
Income (loss) from continuing operations	519	(17,892)
Loss from discontinued operations	—	(258)
Net income (loss)	$519	$(18,150)
Income (loss) per share—basic and diluted:
Basic:
Continuing operations	$0.03	$(0.99)
Discontinued operations	—	(0.01)
Basic net income (loss) per share	$0.03	$(1.00)
Diluted:
Continuing operations	$0.03	$(0.99)
Discontinued operations	—	(0.01)
Diluted net income (loss) per share	$0.03	$(1.00)
Weighted-average shares outstanding:
Basic	18,921	18,160
Diluted	19,305	18,160

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statement of Changes in Equity

		Gaia, Inc. Shareholders
(in thousands, except shares)	Total Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at December 31, 2018	$81,465	$(58,203)	$2	$139,666	17,900,139
Issuance of Gaia, Inc. common stock for asset acquisition and business combination	$3,500	$—	—	$3,500	484,832
Issuance of Gaia, Inc. common stock including for stock option exercises and share-based compensation	2,099	—	—	2,099	38,260
Net loss	(18,150)	(18,150)	—	—	—
Balance at December 31, 2019	$68,914	$(76,353)	$2	$145,265	18,423,231
Issuance of Gaia, Inc. common stock for note conversion and business combination	2,929	—	—	2,929	386,887
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	1,873	—	—	1,873	372,833
Net income	519	519	—	—	—
Balance at December 31, 2020	$74,235	$(75,834)	$2	$150,067	19,182,951

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2020	2019
Operating activities:
Net income (loss)	$519	$(18,150)
Loss from discontinued operations	—	258
Income (loss) from continuing operations	519	(17,892)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	12,042	9,595
Share-based compensation expense	2,338	1,812
Gain on sale of real estate	(6,125)	—
Changes in operating assets and liabilities:
Accounts receivable, net	130	(976)
Prepaid expenses and other assets	601	776
Accounts payable and accrued liabilities	(2,206)	2,039
Deferred revenue	4,351	1,996
Net cash provided by (used in) operating activities - continuing operations	11,650	(2,650)
Net cash used in operating activities - discontinued operations	—	76
Net cash provided by (used in) operating activities	11,650	(2,574)
Investing activities:
Acquisitions, net of cash acquired, and purchases of intangible assets	—	(1,575)
Proceeds from sale of real estate	13,150	—
Additions to media library, software and equipment	(13,326)	(18,700)
Net cash used in investing activities	(176)	(20,275)
Financing activities:
Proceeds from issuance of mortgage, net of issuance costs	10,388	16,592
Proceeds from the issuance of common stock	249	287
Repayments of debt	(21,000)	(12,500)
Net cash provided by (used in) financing activities	(10,363)	4,379
Net increase (decrease) in cash	1,111	(18,470)
Cash at beginning of year	11,494	29,964
Cash at end of year	$12,605	$11,494
Supplemental cash flow information
Interest paid	$732	$690
Income taxes paid	$129	$9

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

Accounts Receivable

Accounts receivable consists primarily of amounts due from partners who have the billing relationship with the member and collect subscription fees on our behalf. We evaluate the need for an allowance for doubtful accounts based on historical collection trends, the financial condition of the partners and other factors as appropriate and determined no allowance was needed at December 31, 2020 and 2019.

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

Our media library is reviewed at the film group level for impairment when an event or change in circumstances indicates that the carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the film group to estimated undiscounted future cash flows expected to be generated by the film group. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually on December 31. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of a goodwill is less than its carrying amount. If it is determined that the estimated fair value of goodwill is more likely than not greater than the carrying amount of goodwill, then an impairment test is unnecessary. If it is determined that an impairment test is necessary, then we compare the estimated fair value of goodwill with its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill not impaired. If the carrying amount of goodwill exceeds its estimated fair value, we will record an impairment loss for the difference. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2020 and 2019, no impairment of goodwill was indicated.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2020 and 2019, no impairment of long-lived assets was recognized.

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

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures. Advertising costs are expensed as incurred. During 2020 and 2019, we expensed $31.2 million and $30.1 million, respectively.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. Since 2019, we have only granted restricted stock units, for which we utilize the intrinsic valuation model to estimate fair value.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $3,000. We made matching contributions to the 401(k) plan of $272,000 and $297,000 in each of the years ended December 31, 2020 and 2019, respectively.

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

Leases

As discussed in Note 7, we entered into an operating lease in connection with the sale of a portion of our corporate campus. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability. Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases are recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease payments used to measure the lease liability and are expensed as incurred.

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

Investments

Investments in unconsolidated subsidiaries, joint ventures, and other investees in which we have an interest of 20 to 50 percent and can exercise significant influence are accounted for using the equity method. Under this method of accounting, we record our proportionate share of the net earnings or losses of the equity method investee and a corresponding increase or decrease to the investment balance. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Our cost method investment is carried at cost and adjusted for other-than-temporary declines in fair value. We evaluate our investment for impairment annually and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees and the investees’ capital structure, as well as other economic variables which reflect assumptions market participants may use in pricing these assets. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. We did not record any impairment charges on our cost method investments during the years 2020 or 2019.

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

Accounting Pronouncements Implemented in 2020

In March 2019, the FASB issued ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. ASU 2019-02 also requires reassessing estimates of the use of a film in a film group and accounting for any changes prospectively. In addition, ASU 2019-02 requires testing films and program material license agreements for impairment at a film group level when the films or license agreements are predominantly monetized with other films and license agreements. We adopted the new standard on January 1, 2020 with no material impact to our reported financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. We adopted the new standard on January 1, 2020 with no material impact to our reported financial position or results of operations as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. While we are continuing to assess the potential impacts of ASU 2019-12, we do not expect ASU 2019-12 to have a material effect, if any, on our financial statements.

With the exception of the new standard discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to our reported financial position or results of operations.

3. Media Library, Software and Equipment

Media library, software and equipment stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2020	2019
Website development and other software	$15,614	$13,942
Studio, computer and telephone equipment	1,826	2,282
Media library:
Acquired media	2,280	2,675
Licensed media	4,995	4,417
Produced media	34,773	27,648
Produced media in progress	2,983	3,493
	62,471	54,457
Accumulated depreciation and amortization	(23,240)	(17,536)
	$39,231	$36,921

As described in Note 2, Amortization is over typically 90 months commencing with the month the content is available on our site and is included in cost of revenues on the accompanying consolidated statements of operations. Amortization expense for our media library, which is only available on our service, was $5,602 and $4,219 during 2020 and 2019 future depreciation and amortization consist of the following:

(in thousands)	Acquired media	Licensed media	Produced media	Website development and other software	Studio, computer and telephone equipment	Total
2021	$304	$839	$4,926	$4,494	$429	$10,992
2022	304	692	4,613	2,809	369	8,787
2023	304	506	4,366	915	318	6,409
2024	304	361	4,005	—	112	4,782
2025	186	240	3,378	—	—	3,804
Thereafter	147	209	4,101	—	—	4,457
	$1,549	$2,847	$25,389	$8,218	$1,228	$39,231

4. Investment, Real Estate and Other Assets

We sold a 50% undivided interest in a portion of our corporate campus on September 9, 2020 as further discussed in Note 8. As of December 31, 2020, we reported the retained interest as investment in real estate and reclassified our real estate to investment, real estate and other assets on our accompanying consolidated balance sheets. As of December 31, 2019, we presented our real estate as building and land, net in our consolidated balance sheet.

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

Investment, real estate and other assets consist of the following as of December 31:

(in thousands)	2020	2019
Corporate campus, net	$13,117	$20,382
Studio building, net	2,524	2,299
Cost method investment	10,000	10,000
Other assets	2,288	1,702
Other intangible assets, net	571	800
Income tax receivable	—	532
	$28,500	$35,715

5. Goodwill and Other Intangible Assets

The following table sets forth changes in goodwill:

(in thousands)
Balance at December 31, 2019	$17,289
Additions	—
Balance at December 31, 2020	$17,289

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

The customer related intangible assets were amortized on a straight-line basis over 12 months. Amortization expense was $229,000 and $321,000 for 2020 and 2019, respectively.

6. Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following as of December 31:

(in thousands)	2020	2019
Accounts payable	$4,832	$6,621
Accrued compensation	1,783	2,168
Current portion of lease liability	691	—
Current portion of mortgage	138	—
Accrued expenses	1,503	1,805
	$8,947	$10,594

7. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 8, we leased the property pursuant to a master lease for a term extending through September 30, 2030, with two five-year extensions. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the lease term. On commencement of the lease, we recorded a right-of-use asset and operating lease liability of $8,841,000.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

		December 31,	December 31,
(in thousands)	Balance Sheet Classification	2020	2019
Right-of-use asset	Right-of-use lease asset, net	$8,622	$—

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$691	$—
Operating lease liability (non-current)	Long-term debt and other liabilities, net	7,952	—
		$8,643	$—

	For the Year Ended December 31,
(in thousands	2020	2019
Cash paid for operating lease liabilities	$321	$—
Right-of-use asset obtained in exchange for operating lease obligation	8,841	—

Operating lease expense is recognized on a straight-line basis over the lease term. We recognized $327,000 in total lease costs during 2020. Future amortization of our lease liability as of December 31, 2020 was as follows:

(in thousands)
2021	$1,001
2022	1,001
2023	1,001
2024	1,008
2025	1,035
Thereafter	5,397
Future lease payments, gross	10,443
Less: Imputed interest	(1,800)
Operating lease liability	$8,643

8. Debt

In June 2019, one of our wholly owned subsidiaries issued a $1.45 million secured convertible promissory note as partial consideration for the platform acquisition discussed in Note 11. This note was converted into 206,542 shares of Class A common stock in June 2020 and cancelled.

Also in June 2019, one of our wholly owned subsidiaries issued a $300,000 secured convertible promissory note as partial consideration for the acquisition of a library of original content discussed in Note 11. This note was converted into 40,728 shares of Class A common stock in June 2020 and cancelled.

On April 26, 2019, we replaced the line of credit of our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) with a $17.0 million mortgage with BDS III Mortgage Capital B LLC, as lender, on the office campus that houses our headquarters.

On September 9, 2020, Boulder Road sold a 50% undivided interest in a portion of the campus to Westside Boulder, LLC (“Westside”). Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. Boulder Road received consideration of $13.15 million in the transaction. Simultaneously with the closing of the sale, Boulder Road used the sale proceeds, along with the proceeds of a $4 million loan to Gaia from an affiliate of Westside, to repay all outstanding amounts secured by the mortgage. The $4 million promissory note, which bore the same interest as the retired mortgage at 5.75% per annum, was repaid and cancelled on December 29, 2020 as discussed further below. We recorded a gain on the sale of $6.1 million which is included in Interest and other income (expense), net on the accompanying consolidated statements of operations.

On December 28, 2020 Boulder Road and Westside entered into a loan agreement with Great Western Bank, as lender, providing for a mortgage loan in the principal amount of $13 million.  The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage is subject to certain financial covenants related to the underlying property.

Maturities on long-term debt, net are as follows:

(in thousands)
2021	$138
2022	144
2023	150
2024	156
2025	5,800
$6,388

9. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2020 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019

Basic earnings per share:
Net income (loss)	$519	$(18,150)
Shares used in computation:
Weighted-average common stock outstanding	18,921	18,160
Basic earnings per share	$0.03	$(1.00)

Diluted earnings per share:
Net income (loss)	$519	$(18,150)
Shares used in computation:
Weighted-average common stock outstanding	18,921	18,160
Common stock equivalents	384	—
Weighted-average number of shares	19,305	18,160
Diluted earnings per share	$0.03	$(1.00)

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential share of common stock excluded from the diluted calculation:

	For the Year Ended December 31,
(in thousands)	2020	2019

Common stock equivalents excluded due to net loss	—	526
Employee stock options and restricted stock units	14	88
	14	614

11. Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each of our Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common stock and our Class B common stock vote as a single class on all matters that are submitted to the shareholders for a vote, except as provided by law or as set forth in our charter. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman and CEO, holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 378,778 shares of Class A common stock. Consequently, our chairman holds approximately 80% of our voting stock and is able to exert substantial influence over and to control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

During 2020 and 2019, we issued shares of our Class A common stock as shown in the table below under our 2019 Long-Term Incentive Plan (the “2019 Plan”) and the 2009 Long-Term Incentive Plan (the “2009 Plan”).

	For the Years Ended December 31,
	2020	2019
Shares issued to independent directors for vesting of restricted stock units issued for services rendered, in lieu of cash compensation	18,720	—
Shares issued to employees upon exercise of stock options, vesting of restricted stock units, and employee stock purchase program	354,113	38,260

In June 2019, we issued 404,891 shares of Class A common stock as part of the consideration for an acquisition of a complementary streaming platform focused on Alternative Healing. We also issued 79,941 shares of Class A common stock as part of the consideration to acquire over 450 titles of original content, which has been integrated into our Alternative Healing channel.

In June 2020, we issued 139,617 shares of Class A common stock as additional consideration for an earnout based on the acquired platform maintaining profitability and exceeding the upper threshold of a member growth target as of June 30, 2020. We relieved the $431,000 liability that was recorded for this additional consideration when we issued the Class A common stock.  In addition, during June 2020 we issued 247,270 shares of Class A common stock upon conversion of $1.75 million in secured convertible promissory notes issued as partial consideration for the acquisitions described above.

As of December 31, 2020, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common stock	5,400,000
Reserved under the ESPP	300,000
Stock options outstanding under the 2009 Plan	319,196
Restricted stock units outstanding under the 2009 Plan	604,328
Restricted stock units outstanding under the 2019 Plan	452,274
Total shares reserved for future issuance	7,075,798

12. Share-Based Compensation

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

Also during 2019, we adopted the 2019 Plan, which replaced our 2009 Plan. The authority to grant new options under the 2009 Plan expired on April 23, 2019. The purpose of the 2019 Plan is to advance the interests of our company and its shareholders by providing incentives to certain employees and other key individuals who perform services for us, including those who contribute significantly to the strategic and long-term performance objectives and growth of our company. No more than 1.8 million shares of our Class A common stock, subject to certain adjustments, may be issued under the 2019 Plan, and the 2019 Plan terminates no later than April 25, 2029.

In 2015, we commenced issuing restricted stock units (RSUs). The RSUs entitle the recipient to receive one share of Class A common stock for each RSU upon vesting. The RSUs are issued with cliff vesting in five years for employees and one year for directors, provided that the recipient is still an employee or director of Gaia on such date. The RSUs will be automatically forfeited and of no further force and effect if the vesting conditions are not met. We use intrinsic value method for RSUs, which due to the nature of these awards, is typically market price of our common stock on the date of grant. Since 2019, we have only granted restricted stock units. No options were granted during 2020 or 2019. The exercise price of our outstanding options is generally equal to the closing market price of our stock at the date of the grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees, and one year for board members.

The table below presents a summary of activity under the 2009 Plan and the 2019 Plan, as of December 31, 2020, and changes during the year then ended:

(in thousands, except share and per share amounts)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,335,034	$7.60
Option grants	—	—
Restricted stock unit grants	452,274	—
Exercised options	(32,200)	5.63
Restricted stock unit vesting	(330,432)	—
Cancelled or forfeited options	(1,800)	7.40
Cancelled or forfeited restricted stock units	(47,078)	—
Outstanding at December 31, 2020	1,375,798	$7.87	5.1	$13,592,884
Exercisable options at December 31, 2020	314,396	$7.87	5.0	$3,106,232

The table below presents our valuation data:

(in thousands, except per share amounts)	2020	2019
Valuation Data:
Weighted-average fair value (per share)	$10.55	$6.41
Total stock-based compensation expense	$2,338	$1,812
Total income tax impact on provision	$240	$372

The table below presents our outstanding RSU’s by vest date:

Vest Date	RSU's
January 1, 2021	8,196
April 30, 2021	19,184
March 31, 2022	349,886
January 1, 2023	8,196
March 31, 2024	238,050
March 31, 2026	433,090
1,056,602

We issue new shares upon the exercise of options and vesting of RSUs. We received approximately $181,000 and $235,000 in cash from stock options exercised during 2020 and 2019, respectively. The total intrinsic value of options exercised during 2020 and 2019 was $13,000 and $36,000, respectively. The total fair value of options vested was $24,000 and $231,000 during 2020 and 2019, respectively.

As of December 31, 2020, there was $7.4 million of unrecognized cost related to non-vested share-based compensation arrangements granted under the 2009 and 2019 Plans. We expect that cost to be recognized over a weighted-average period of 4.22 years.

13. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2020	2019
Current:
Federal	$—	$—
State	129	7
Total current	129	7
Deferred:
Federal	47	36
State	4	2
Total deferred	51	38
Total income tax expense	$180	$45

Variations from the federal statutory rate are as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019
Expected federal income tax benefit at statutory rate of 21% in 2020 and 2019	$147	$(3,748)
Effect of permanent other differences	239	6
Return to provision adjustments	134	79
State income tax expense (benefit), net of federal benefit tax assets	10	(268)
Valuation allowance	(350)	3,976
Total income tax expense	$180	$45

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets (liabilities) are as follows:

	As of December 31,
(in thousands)	2020	2019
Deferred tax assets (liabilities):
Stock-based compensation	$1,065	$1,305
Depreciation and amortization	(1,111)	(825)
Section 181 qualified production expense	(3,960)	(4,668)
Net operating loss carryforward	20,791	21,212
Charitable carryforward	118	156
Other	417	542
Tax credits	276	276
Valuation allowance	(17,853)	(18,204)
Total deferred tax liabilities, net of valuation allowance	$(257)	$(206)

The source of income (loss) before income taxes are as follows:

(in thousands)	2020	2019
Domestic	$699	$(17,847)

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. We determined that a valuation allowance against our deferred tax assets of $17.9 million and $18.2 million for 2020 and 2019, respectively, was necessary due to the cumulative loss incurred over a three-year period. We have federal and state net operating loss carryforwards of approximately $92.4 million and $24.9 million, respectively, of which $28.7 million in federal net operating losses expire after 2037. Net operating losses generated in 2018 and beyond do not expire.

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

The result of our assessment of our uncertain tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2015 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest and other income (expense) and corporate, general and administrative expenses, respectively.

14. Segment Information and Geographic Information

Our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia are based on the billing location of the member.

The following represents geographical data for our operations:

	For the Years Ended December 31,
(in thousands)	2020	2019
Revenue:
United States	$40,687	$38,337
International	26,140	15,642
	$66,827	$53,979

15. Quarterly Results of Operations (Unaudited)

The following tables set forth our unaudited results of operations for each of the quarters in 2020 and 2019.

	Year 2020 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$14,511	$16,153	$17,537	$18,626
Gross profit	12,610	14,070	15,273	16,223
Gross margin	86.9%	87.1%	87.1%	87.1%
Income (loss) from operations	(3,265)	(2,220)	368	489
Net income (loss)	(3,580)	(2,525)	6,314	310
Basic net income (loss) per share	$(0.19)	$(0.13)	$0.33	$0.02
Diluted net income (loss) per share	$(0.19)	$(0.13)	$0.32	$0.02
Weighted average shares outstanding - basic	18,482	18,837	19,183	19,183
Weighted average shares outstanding - diluted	18,482	18,837	19,737	19,603

	Year 2019 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$12,467	$13,164	$13,660	$14,688
Gross profit	10,867	11,379	11,859	12,763
Gross margin	87.2%	86.4%	86.8%	86.9%
Loss from operations	(6,448)	(4,287)	(3,900)	(2,569)
Net loss	(6,726)	(4,468)	(4,144)	(2,812)
Basic and diluted net loss per share	$(0.38)	$(0.25)	$(0.23)	$(0.15)
Weighted average shares outstanding - basic	17,890	17,944	18,375	18,402

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of December 31, 2020, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 29, 2021, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 29, 2021, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 29, 2021, to be filed with the Commission pursuant to Regulation 14A.

Equity Compensation Plan Information

See Part II, Item 5 for information regarding securities authorized for issuance under our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 29, 2021, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 29, 2021, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Gaiam, Inc. (now known as Gaia, Inc.) dated October 24, 1999 (incorporated by reference to Exhibit 3.1 of Gaia’s Form 10-Q filed August 9, 2016).

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Gaiam, Inc. (now known as Gaia, Inc.) dated October 4, 2006 (incorporated by reference to Exhibit 3.2 of Gaia’s Form 10-Q filed August 9, 2016).

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Gaia, Inc., dated July 14, 2016 (incorporated by reference to Exhibit 3.3 of Gaia’s Form 10-Q filed August 9, 2016).
3.4	Amended and Restated Bylaws of Gaiam, Inc. (now known as Gaia, Inc.) (incorporated by reference to Exhibit 3.1 of Gaiam’s Form 8-K filed November 30, 2007).
4.1	Form of Gaia, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaia’s Form S-8 filed April 29, 2019).

4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of Gaia’s Form 10-K filed February 24, 2020).

10.1*	Gaiam, Inc. (now known as Gaia, Inc.) 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement filed March 13, 2009 (No. 000-27517)).

Exhibit No.	Description
10.2*

Form of Employee Stock Option Agreement, under Gaiam’s (now known as Gaia) 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s Form 10-K filed March 16, 2010 (No. 000-27517)).

10.3*

Form of Restricted Stock Unit Awards Agreement under Gaiam’s (now known as Gaia) 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s Form 8-K filed July 8, 2016 (No. 000-27517)).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s (now known as Gaia) Form 10-K filed March 31, 2014 (No. 000-27517)).
10.6*	Gaia, Inc. 2019 Long-Term Incentive Plan, dated April 25, 2019 (incorporated by reference to Exhibit A of Gaia’s proxy statement filed March 8, 2019 (No. 000-27517)).
10.7*	Gaia, Inc. 2019 Employee Stock Purchase Plan, dated April 25, 2019 (incorporated by reference to Exhibit B of Gaia’s proxy statement filed March 8, 2019 (No. 000-27517)).
10.8*	Form of Employee Stock Option Agreement, under Gaia’s 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of Gaia’s Form 10-K filed February 24, 2020 (No. 000-27517)).
10.9*	Form of Restricted Stock Unit Awards Agreement under Gaia’s 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of Gaia’s Form 10-K filed February 24, 2020 (No. 000-27517)).
10.10

Master Lease dated as of September 9, 2020, between Boulder Road LLC, as lessee, and Boulder Road LLC and Westside Boulder, LLC, tenants in common, as lessors (incorporated by reference to Exhibit 10.2 of Gaia’s Form 8-K filed September 10, 2020 (No. 000-27517)).

10.11

Loan Agreement dated as of December 28, 2020, between Boulder Road LLC and Westside Boulder Road, LLC, as borrower, and Great Western Bank, as lender (incorporated by reference to Exhibit 10.1 of Gaia’s Form 8-K filed January 4, 2021 (No. 000-27517)).

10.12

Unconditional Guaranty of Payment dated as of December 28, 2020, between Gaia, Inc., as guarantor and Great Western Bank, as lender (incorporated by reference to Exhibit 10.2 of Gaia’s Form 8-K filed January 4, 2021 (No. 000-27517)).

21.1	List of Gaia, Inc. Subsidiaries (filed herewith).
23.1	Consent letter from Plante Moran, PLLC (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer
March 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2021

/s/ James Colquhoun James Colquhoun	Director	March 2, 2021

/s/ Kristin Frank Kristin Frank	Director	March 2, 2021

/s/ David Maisel David Maisel	Director	March 2, 2021

/s/ Dae Mellencamp Dae Mellencamp	Director	March 2, 2021

/s/ Keyur Patel Keyur Patel	Director	March 2, 2021

/s/ Paul Sutherland Paul Sutherland	Director	March 2, 2021

/s/ Paul Tarell Paul Tarell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2021