Form 10-Q
period 2021-03-31
GAIA, INC
filed 2021-05-03
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2021
Class A Common Stock ($.0001 par value)	13,800,846
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2021, the interim results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. Operating results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2020.

GAIA, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$13,045	$12,605
Accounts receivable	2,529	2,024
Prepaid expenses and other current assets	1,464	1,746
Total current assets	17,038	16,375
Media library, software and equipment, net	40,293	39,231
Right-of-use lease asset, net	8,437	8,622
Real estate, investment and other assets	29,113	28,500
Goodwill	17,289	17,289
Total assets	$112,170	$110,017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$8,228	$8,947
Deferred revenue	14,415	12,376
Total current liabilities	22,643	21,323
Long-term mortgage, net	6,218	6,250
Long-term lease liability	7,775	7,952
Deferred taxes	257	257
Total liabilities	36,893	35,782
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 13,800,846 and 13,782,951 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1	1
Additional paid-in capital	150,751	150,067
Accumulated deficit	(75,476)	(75,834)
Total equity	75,277	74,235
Total liabilities and equity	$112,170	$110,017

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
	(unaudited)
Revenues, net	$18,896	$14,511
Cost of revenues	2,438	1,901
Gross profit	16,458	12,610
Expenses:
Selling and operating	14,538	14,458
Corporate, general and administration	1,496	1,417
Total operating expenses	16,034	15,875
Income (loss) from operations	424	(3,265)
Interest and other expense, net	(66)	(246)
Income (loss) before income taxes	358	(3,511)
Provision for income taxes	—	69
Net income (loss)	$358	$(3,580)

Earnings per share:
Basic earnings per share	$0.02	$(0.19)
Diluted earnings per share	$0.02	$(0.19)
Weighted-average shares outstanding:
Basic	19,201	18,482
Diluted	19,724	18,482

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity

		Gaia, Inc. Shareholders
		(unaudited)
(in thousands, except shares)	Total Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2020	$68,914	$(76,353)	$2	$145,265	18,423,231
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	585	—	—	585	335,712
Net loss	(3,580)	(3,580)	—	—	—
Balance at March 31, 2020	$65,919	$(79,933)	$2	$145,850	18,758,943

Balance at January 1, 2021	$74,235	$(75,834)	$2	$150,067	19,182,951
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	684	—	—	684	17,895
Net income	358	358	—	—	—
Balance at March 31, 2021	$75,277	$(75,476)	$2	$150,751	19,200,846

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(in thousands)	2021	2020
	(unaudited)
Operating activities:
Net income (loss)	$358	$(3,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,099	2,969
Share-based compensation expense	613	465
Changes in operating assets and liabilities:
Accounts receivable	(505)	366
Prepaid expenses and other assets	282	134
Accounts payable and accrued liabilities	(698)	(1,000)
Deferred revenue	2,039	2,652
Net cash provided by operating activities	5,188	2,006
Investing activities:
Additions to media library, property and equipment	(4,774)	(3,601)
Net cash used in investing activities	(4,774)	(3,601)
Financing activities:
Repayment of debt	(45)	—
Proceeds from the issuance of common stock	71	120
Net cash provided by financing activities	26	120
Net change in cash	440	(1,475)
Cash at beginning of period	12,605	11,494
Cash at end of period	$13,045	$10,019

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

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently curated into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We develop programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents over 80% of our viewership.  We complement our produced and owned content through long-term licensing agreements.

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

There have been no material changes in our significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounting Pronouncements Implemented in 2021

In June 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods.  The guidance also simplifies the accounting for franchise taxes, transactions that result in step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. We adopted the new standard on January 1, 2021 with no material impact to our reported financial position or results of operations in the three months ended March 31, 2021.

With the exception of the new standard discussed above, no other new accounting pronouncements have significance, or potential significance, to our reported financial position or results of operations.

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

3. Equity and Share-Based Compensation

During the first three months of 2021 and 2020, we recognized approximately $613,000 and $465,000, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. During the first three months of 2021, no options were exercised. During the first three months of 2020, 24,000 options were exercised with net proceeds of $120,000.

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2020 through March 31, 2021. Other unamortized intangible assets included in Real estate, investments and other assets on the accompanying condensed consolidated balance sheet consists of $571,000 for domain names as of March 31, 2021 and December 31, 2020.

5. Debt

On December 28, 2020, our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) and Westside Boulder, LLC (“Westside”) entered into a loan agreement with Great Western Bank, as lender, providing for a mortgage in the principal amount of $13 million.  The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage is subject to certain financial covenants related to the corporate campus.

Maturities on long-term debt, net are as follows:

(in thousands)
2021 (remaining)	$105
2022	144
2023	150
2024	156
2025	5,800
$6,355

6. Leases

We have an operating lease for the portion of our corporate campus that Boulder Road and Westside own. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability for the 50% related to Westside.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right of use asset and related lease liability were as follows:

		March 31,	December 31,
(in thousands)	Balance Sheet Classification	2021	2020
Right-of-use asset	Right-of-use lease asset, net	$8,437	$8,622

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$698	$691
Operating lease liability (non-current)	Long-term lease liability	7,775	7,952
		$8,473	$8,643

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for operating lease liabilities	$250	$—

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of March 31, 2021 was as follows:

(in thousands)
2021 (remaining)	$751
2022	1,001
2023	1,001
2024	1,008
2025	1,035
Thereafter	5,317
Future lease payments, gross	10,113
Less: Imputed interest	(1,640)
Operating lease liability	$8,473

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

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
	(unaudited)
Basic earnings per share:
Net income (loss)	$358	$(3,580)
Shares used in computation:
Weighted-average common stock outstanding	19,201	18,482
Basic earnings per share	$0.02	$(0.19)

Diluted earnings per share:
Net income (loss)	$358	$(3,580)
Shares used in computation:
Weighted-average common stock outstanding	19,201	18,482
Common stock equivalents	523	—
Weighted-average number of shares	19,724	18,482
Diluted earnings per share	$0.02	$(0.19)

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
	(unaudited)
Common stock equivalents excluded due to net loss	—	520
Employee stock options	30	84
	30	604

8. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	—	69
State	—	—
Total deferred	—	69
Total income tax expense	$—	$69

The income tax expense recorded in 2020 is a result of the amortization of goodwill over 15 years for tax purposes. Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library we have a full valuation allowance on our deferred tax assets as of March 31, 2021. As of March 31, 2021, our net operating loss carryforwards on a gross basis were $90.1 million and $24.3 million for federal and state, respectively.

9. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2021 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, future profitability or losses, continued membership growth, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future internet-related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs, the impact of the coronavirus (COVID-19) pandemic and our response to it, and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic. The global spread of COVID-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. The full impact that COVID-19 will have on our business will depend on a number of factors such as the duration and extent of the pandemic, the adoption and effectiveness of COVID-19 tests and vaccines, the effect of governmental actions, changes in consumer behavior, responses of our third-party business partners that offer our content through their platforms, and general economic activity, as described in Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K.

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

We reported net income of $0.4 million for the first three months of 2021, an improvement of $4.0 million from a net loss of $3.6 million for the first three months of 2020.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenues, net	$18,896	$14,511
Cost of revenues	2,438	1,901
Gross profit margin	87.1%	86.9%
Selling and operating	14,538	14,458
Corporate, general and administration	1,496	1,417
Income (loss) from operations	424	(3,265)
Interest and other expense, net	(66)	(246)
Income (loss) before income taxes	358	(3,511)
Provision for income taxes	—	69
Net income (loss)	$358	$(3,580)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Revenues, net	100.0%	100.0%
Cost of revenues	12.9%	13.1%
Gross profit	87.1%	86.9%
Expenses:
Selling and operating	76.9%	99.6%
Corporate, general and administration	7.9%	9.8%
Total operating expenses	84.9%	109.4%
Income (loss) from operations	2.2%	(22.5)%
Interest and other expense, net	(0.3)%	(1.7)%
Income (loss) before income taxes	1.9%	(24.2)%
Provision for income taxes	0.0%	0.5%
Net income (loss)	1.9%	(24.7)%

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenues, net. Revenues increased $4.4 million, or 30.3%, to $18.9 million during the first three months of 2021, compared to $14.5 million during the first three months of 2020. The increase was primarily driven by an increase in both members and average monthly revenue per member compared to the year-earlier period. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $0.5 million, or 26.3%, to $2.4 million during the first three months of 2021, from $1.9 million during the first three months of 2020 due to increased revenues and, as a percentage of net revenues, decreased to 12.9% during the first three months of 2021 from 13.1% during the first three months of 2020 primarily due to increased revenues and an improvement in gross profit margin.

Selling and operating expenses. Selling and operating expenses were unchanged at $14.5 million during the first three months of 2021 and the first three months of 2020, and, as a percentage of net revenues, decreased to 76.9% during the first three months of 2021 from 99.6% during the first three months of 2020. The decrease was primarily due to an increase in revenues and flat expenses in absolute dollars.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million or 7.1%, to $1.5 million during the first three months of 2021 from $1.4 million during the first three months of 2020 due primarily to increased costs of insurance and, as a percentage of net revenues, decreased to 7.9% during the first three months of 2021 from 9.8% during the first three months of 2020, due to increased revenues in 2021.

Net income. As a result of the above factors, net income was $0.4 million, or $0.02 per share, during the first three months of 2021 an improvement of $4.0 million from a net loss of $3.6 million, or $0.19 per share, during the first three months of 2020.

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

Our budgeted content and capital expenditures for the remainder of 2021 are $12 million to $16 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and with our in-house production capabilities we have the ability to scale expenditures based on the available cash flows from operations. We began to generate cash flows from operations in October 2019 and have continued to increase the cash flows generated from operations each subsequent quarter. We expect to continue generating cash flows from operations during 2021. We generated approximately $5.2 million in cash flows from operations during the first quarter of 2021, which covered our investment of $4.8 million in our media library and product during the period. As of March 31, 2021, our cash balance increased to $13.0 million.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$5,188	$2,006
Investing activities	(4,774)	(3,601)
Financing activities	26	120
Net change in cash	$440	$(1,475)

Operating activities. Cash flows from operations improved $3.2 million during the first three months of 2021 compared to the same period in 2020. The increase was primarily driven by an increase in earnings before depreciation, amortization and share based compensation of $4.2 million offset by changes in working capital.

Investing activities. Cash flows used in investing activities increased $1.2 million during the first three months of 2021 compared to the same period in 2020 primarily due to increased investment in our original content library as we continue to align our content and product investments to our cash flows from operations and revenue growth.

Financing activities. Cash flows from financing activities declined $0.1 million during the first three months of 2021 compared to the same period in the prior year, primarily due to payments on the mortgage we put in place on our corporate campus on December 28, 2020 and proceeds from stock option exercises in March 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of March 31, 2021, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gaia, Inc.
(Registrant)

May 3, 2021	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

May 3, 2021	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)