Form 10-Q
period 2021-06-30
GAIA, INC
filed 2021-08-02
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2021
Class A Common Stock ($.0001 par value)	13,917,987
Class B Common Stock ($.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2021, the interim results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. Operating results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2020.

GAIA, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$13,739	$12,605
Accounts receivable	2,828	2,024
Prepaid expenses and other current assets	1,659	1,746
Total current assets	18,226	16,375
Media library, software and equipment, net	41,062	39,231
Right-of-use lease asset, net	8,250	8,622
Real estate, investment and other assets, net	29,317	28,500
Goodwill	17,289	17,289
Total assets	$114,144	$110,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$8,695	$8,947
Deferred revenue	14,724	12,376
Total current liabilities	23,419	21,323
Long-term mortgage, net	6,181	6,250
Long-term lease liability	7,596	7,952
Deferred taxes	257	257
Total liabilities	37,453	35,782
Shareholders' equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 13,917,987 and 13,782,951 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	151,522	150,067
Accumulated deficit	(74,833)	(75,834)
Total shareholders' equity	76,691	74,235
Total liabilities and shareholders' equity	$114,144	$110,017

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenues, net	$19,443	$16,153	$38,339	$30,664
Cost of revenues	2,509	2,083	4,947	3,984
Gross profit	16,934	14,070	33,392	26,680
Expenses:
Selling and operating	14,738	14,417	29,276	28,875
Corporate, general and administration	1,501	1,873	2,997	3,290
Total operating expenses	16,239	16,290	32,273	32,165
Income (loss) from operations	695	(2,220)	1,119	(5,485)
Interest and other expense, net	(52)	(305)	(118)	(551)
Income (loss) before income taxes	643	(2,525)	1,001	(6,036)
Provision for income taxes	—	—	—	69
Net income (loss)	$643	$(2,525)	$1,001	$(6,105)

Earnings per share:
Basic	$0.03	$(0.13)	$0.05	$(0.33)
Diluted	$0.03	$(0.13)	$0.05	$(0.33)
Weighted-average shares outstanding:
Basic	19,268	18,837	19,235	18,660
Diluted	19,810	18,837	19,786	18,660

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	(unaudited)
(in thousands, except shares)	Total Shareholders' Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at December 31, 2019	$68,914	$(76,353)	$2	$145,265	18,423,231
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	585	—	—	585	335,712
Net loss	(3,580)	(3,580)	—	—	—
Balance at March 31, 2020	$65,919	$(79,933)	$2	$145,850	18,758,943
Issuance of Gaia, Inc. common stock for RSU releases, stock option exercises and share-based compensation	410	—	—	410	26,920
Issuance of Gaia, Inc. common stock for note conversion and business combination	2,929	—	—	2,929	386,887
Net loss	(2,525)	(2,525)	—	—	—
Balance at June 30, 2020	$66,733	$(82,458)	$2	$149,189	19,172,750

Balance at December 31, 2020	$74,235	$(75,834)	$2	$150,067	19,182,951
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	684	—	—	684	17,895
Net income	358	358	—	—	—
Balance at March 31, 2021	$75,277	$(75,476)	$2	$150,751	19,200,846
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	771	—	—	771	117,141
Net income	643	643	—	—	—
Balance at June 30, 2021	$76,691	$(74,833)	$2	$151,522	19,317,987

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2021	2020
	(unaudited)
Operating activities:
Net income (loss)	$1,001	$(6,105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,331	6,022
Share-based compensation expense	703	1,528
Changes in operating assets and liabilities:
Accounts receivable	(804)	(307)
Prepaid expenses and other assets	87	391
Accounts payable and accrued liabilities	(226)	(1,960)
Deferred revenue	2,348	4,295
Net cash provided by operating activities	9,440	3,864
Investing activities:
Additions to media library, property and equipment	(8,979)	(7,081)
Net cash used in investing activities	(8,979)	(7,081)
Financing activities:
Repayment of debt	(79)	—
Proceeds from the issuance of common stock	752	181
Net cash provided by financing activities	673	181
Net change in cash	1,134	(3,036)
Cash at beginning of period	12,605	11,494
Cash at end of period	$13,739	$8,458

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

Accounting Pronouncements Implemented in 2021

In June 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. We adopted the new standard on January 1, 2021 with no material impact to our reported financial position or results of operations in the three and six months ended June 30, 2021.

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

3. Equity and Share-Based Compensation

During the first six months of 2021 and 2020, we recognized approximately $703,000 and $1,528,000, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. During the first six months of 2021, 90,000 options were exercised with net proceeds of $615,000. During the first six months of 2020, 32,200 options were exercised with net proceeds of $181,000 .

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2020 through June 30, 2021. Other unamortized intangible assets included in Real estate, investments and other assets on the accompanying condensed consolidated balance sheet consists of $571,000 for domain names as of June 30, 2021 and December 31, 2020.

5. Debt

On December 28, 2020, our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) and Westside Boulder, LLC (“Westside”) entered into a loan agreement with Great Western Bank, as lender, providing for a mortgage in the principal amount of $13 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, and is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage is subject to certain financial covenants related to the corporate campus.

Maturities on long-term debt, net are as follows:

(in thousands)
2021 (remaining)	$70
2022	144
2023	150
2024	156
2025	5,800
$6,320

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

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right of use asset and related lease liability were as follows:

		June 30,	December 31,
(in thousands)	Balance Sheet Classification	2021	2020
Right-of-use asset	Right-of-use lease asset, net	$8,250	$8,622

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$705	$691
Operating lease liability (non-current)	Long-term lease liability	7,596	7,952
		$8,301	$8,643

	For the Three Months Ended June 30,
(in thousands)	2021	2020
Cash paid for operating lease liabilities	$250	$—

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for operating lease liabilities	$500	$—

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of June 30, 2021 was as follows:

(in thousands)
2021 (remaining)	$500
2022	1,001
2023	1,001
2024	1,008
2025	1,035
Thereafter	5,396
Future lease payments, gross	9,941
Less: Imputed interest	(1,640)
Operating lease liability	$8,301

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

The computation of diluted earnings per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income (loss)	$643	$(2,525)	$1,001	$(6,105)
Shares used in computation:
Weighted-average common stock outstanding	19,268	18,837	19,235	18,660
Common stock equivalents	542	—	551	—
Weighted-average number of shares	19,810	18,837	19,786	18,660
Diluted earnings per share	$0.03	$(0.13)	$0.05	$(0.33)

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
	(unaudited)		(unaudited)
Common stock equivalents excluded due to net loss	—	293	—	401
Employee stock options and RSU's	24	68	31	103
	24	361	31	504

8. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Total current	—	—	—	—
Deferred:
Federal	—	—	—	69
State	—	—	—	—
Total deferred	—	—	—	69
Total income tax expense	$—	$—	$—	$69

The income tax expense recorded in 2020 is a result of the amortization of goodwill over 15 years for tax purposes. Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of June 30, 2021. As of June 30, 2021, our net operating loss carryforwards on a gross basis were $76.8 million and $20.7 million for federal and state, respectively.

9. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2021 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

We reported net income of $1.0 million for the first six months of 2021, an improvement of $5.1 million from a net loss of $6.1 million for the first six months of 2020.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues, net	$19,443	$16,153	$38,339	$30,664
Cost of revenues	2,509	2,083	4,947	3,984
Gross profit margin	87.1%	87.1%	87.1%	87.0%
Selling and operating	14,738	14,417	29,276	28,875
Corporate, general and administration	1,501	1,873	2,997	3,290
Income (loss) from operations	695	(2,220)	1,119	(5,485)
Interest and other expense, net	(52)	(305)	(118)	(551)
Income (loss) before income taxes	643	(2,525)	1,001	(6,036)
Provision for income taxes	—	—	—	69
Net income (loss)	$643	$(2,525)	$1,001	$(6,105)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.9%	12.9%	12.9%	13.0%
Gross profit	87.1%	87.1%	87.1%	87.0%
Expenses:
Selling and operating	75.8%	89.3%	76.4%	94.2%
Corporate, general and administration	7.7%	11.6%	7.8%	10.7%
Total operating expenses	83.5%	100.8%	84.2%	104.9%
Income (loss) from operations	3.6%	(13.7)%	2.9%	(17.9)%
Interest and other expense, net	(0.3)%	(1.9)%	(0.3)%	(1.8)%
Income (loss) before income taxes	3.3%	(15.6)%	2.6%	(19.7)%
Provision for income taxes	—%	—%	—%	0.2%
Net income (loss)	3.3%	(15.6)%	2.6%	(19.9)%

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenues, net. Revenues increased $3.2 million, or 19.8%, to $19.4 million during the three months ended June 30, 2021, compared to $16.2 million during the three months ended June 30, 2020. This was primarily driven by an increase in both members and average monthly revenue per member compared to the year-earlier period. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $0.4 million, or 19.0%, to $2.5 million during the three months ended June 30, 2021, from $2.1 million during the three months ended June 30, 2020 due to increased revenues. As a percentage of net revenues, these costs were flat at 12.9% for both periods.

Selling and operating expenses. Selling and operating expenses increased $0.3 million, or 2.1% to $14.7 million during the three months ended June 30, 2021, compared to $14.4 million during the three months ended June 30, 2020, due primarily to personnel related costs. As a percentage of net revenues, these expenses decreased to 75.8% for the three months ended June 30, 2021 from 89.3% for the three months ended June 30, 2020. The decrease was primarily due to an increase in revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.4 million or 21.1%, to $1.5 million during the three months ended June 30, 2021 from $1.9 million during the three months ended June 30, 2020 due primarily to disciplined expense management. As a percentage of net revenues these expenses decreased, to 7.7% for the three months ended June 30, 2021 from 11.6% for the three months ended June 30, 2020, due to lower expenses and increased revenues in 2021.

Net income. As a result of the above factors, net income was $0.6 million, or $0.03 per share, for the three months ended June 30, 2021, an improvement of $3.1 million from a net loss of $2.5 million, or $0.13 per share, for the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenues, net. Revenues increased $7.6 million, or 24.8%, to $38.3 million during the first six months of 2021, compared to $30.7 million during the first six months of 2020. The increase was primarily driven by an increase in both members and average monthly revenue per member compared to the year-earlier period. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $0.9 million, or 22.5%, to $4.9 million during the first six months of 2021, from $4.0 million during the first six months of 2020 due to increased revenues. As a percentage of net revenues, these costs decreased to 12.9% during the first six months of 2021 from 13.0% during the first six months of 2020 primarily due to increased revenues and an improvement in gross profit margin.

Selling and operating expenses. Selling and operating expenses increased $0.4 million, or 1.4% to $29.3 million during the first six months of 2021 compared to $28.9 million during the first six months of 2020 primarily as a result of increased transaction processing fees as a result of our increased billings in the current period. As a percentage of net revenues, these expenses decreased to 76.4% during the first six months of 2021 from 94.2% during the first six months of 2020. The decrease was primarily due to an increase in revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.3 million or 9.1%, to $3.0 million during the first six months of 2021 from $3.3 million during the first six months of 2020 due primarily to disciplined expense management. As a percentage of net revenues, these expenses decreased to 7.8% during the first six months of 2021 from 10.7% during the first six months of 2020, due to increased revenues in 2021.

Net income. As a result of the above factors, net income was $1.0 million, or $0.05 per share, during the first six months of 2021 an improvement of $7.1 million from a net loss of $6.1 million, or $0.33 per share, during the first six months of 2020.

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

Our budgeted content and capital expenditures for the remainder of 2021 are $8 million to $12 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and with our in-house production capabilities we have the ability to scale expenditures based on the available cash flows from operations. We began to generate cash flows from operations in October 2019 and have continued to increase the cash flows generated from operations each subsequent quarter. We expect to continue generating cash flows from operations during 2021. We generated approximately $9.4 million in cash flows from operations during the first half of 2021, which covered our investment of $9.0 million in our media library and product during the period. As of June 30, 2021, our cash balance increased to $13.7 million.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$9,440	$3,864
Investing activities	(8,979)	(7,081)
Financing activities	673	181
Net change in cash	$1,134	$(3,036)

Operating activities. Cash flows from operations improved $5.6 million during the first six months of 2021 compared to the same period in 2020. The increase was primarily driven by an increase in earnings before depreciation, amortization and share based compensation of $6.6 million offset by changes in working capital.

Investing activities. Cash flows used in investing activities increased $1.9 million during the first six months of 2021 compared to the same period in 2020 primarily due to increased investment in our original content library as we continue to align our content and product investments to our cash flows from operations and revenue growth.

Financing activities. Cash flows from financing activities improved $0.5 million during the first six months of 2021 compared to the same period in the prior year, primarily due to payments on the mortgage we put in place on our corporate campus on December 28, 2020 and proceeds from stock option exercises in March 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of June 30, 2021, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gaia, Inc.
(Registrant)

August 2, 2021	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

August 2, 2021	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)