Form 10-Q
period 2021-09-30
GAIA, INC
filed 2021-11-01
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 28, 2021
Class A Common Stock ($0.0001 par value)	13,917,987
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2021, the interim results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. Operating results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2020.

GAIA, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$14,428	$12,605
Accounts receivable	2,589	2,024
Prepaid expenses and other current assets	1,863	1,746
Total current assets	18,880	16,375
Media library, software and equipment, net	42,246	39,231
Right-of-use lease asset, net	8,061	8,622
Real estate, investment and other assets, net	29,199	28,500
Goodwill	17,289	17,289
Total assets	$115,675	$110,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$9,855	$8,947
Deferred revenue	14,130	12,376
Total current liabilities	23,985	21,323
Long-term mortgage, net	6,146	6,250
Long-term lease liability	7,416	7,952
Deferred taxes	257	257
Total liabilities	37,804	35,782
Shareholders' equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 13,917,987 and 13,782,951 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	152,055	150,067
Accumulated deficit	(74,186)	(75,834)
Total shareholders' equity	77,871	74,235
Total liabilities and shareholders' equity	$115,675	$110,017

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenues, net	$20,405	$17,537	$58,744	$48,201
Cost of revenues	2,626	2,264	7,573	6,248
Gross profit	17,779	15,273	51,171	41,953
Expenses:
Selling and operating	15,544	13,479	44,820	42,354
Corporate, general and administration	1,509	1,426	4,506	4,716
Total operating expenses	17,053	14,905	49,326	47,070
Income (loss) from operations	726	368	1,845	(5,117)
Interest and other income (expense), net	(79)	5,946	(197)	5,395
Income before income taxes	647	6,314	1,648	278
Provision for income taxes	—	—	—	69
Net income	$647	$6,314	$1,648	$209

Earnings per share:
Basic	$0.03	$0.33	$0.09	$0.01
Diluted	$0.03	$0.32	$0.08	$0.01
Weighted-average shares outstanding:
Basic	19,318	19,183	19,262	18,834
Diluted	19,812	19,737	19,787	19,442

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	(unaudited)
(in thousands, except shares)	Total Shareholders' Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at December 31, 2019	$68,914	$(76,353)	$2	$145,265	18,423,231
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	585	—	—	585	335,712
Net loss	(3,580)	(3,580)	—	—	—
Balance at March 31, 2020	$65,919	$(79,933)	$2	$145,850	18,758,943
Issuance of Gaia, Inc. common stock for RSU releases, stock option exercises and share-based compensation	410	—	—	410	26,920
Issuance of Gaia, Inc. common stock for note conversion and business combination	2,929	—	—	2,929	386,887
Net loss	(2,525)	(2,525)	—	—	—
Balance at June 30, 2020	$66,733	$(82,458)	$2	$149,189	19,172,750
Issuance of Gaia, Inc. common stock for RSU releases, stock option exercises and share-based compensation	404	—	—	404	10,201
Net income	6,314	6,314	—	—	—
Balance at September 30, 2020	$73,451	$(76,144)	$2	$149,593	19,182,951

Balance at December 31, 2020	$74,235	$(75,834)	$2	$150,067	19,182,951
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	684	—	—	684	17,895
Net income	358	358	—	—	—
Balance at March 31, 2021	$75,277	$(75,476)	$2	$150,751	19,200,846
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	771	—	—	771	117,141
Net income	643	643	—	—	—
Balance at June 30, 2021	$76,691	$(74,833)	$2	$151,522	19,317,987
Share-based compensation	533	—	—	533	—
Net income	647	647	—	—	—
Balance at September 30, 2021	$77,871	$(74,186)	$2	$152,055	19,317,987

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
	(unaudited)
Operating activities:
Net income	$1,648	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,641	9,026
Share-based compensation expense	1,236	1,864
Gain on sale of real estate	—	(6,125)
Changes in operating assets and liabilities:
Accounts receivable	(565)	(204)
Prepaid expenses and other assets	(117)	517
Accounts payable and accrued liabilities	989	(2,621)
Deferred revenue	1,754	4,531
Net cash provided by operating activities	14,586	7,197
Investing activities:
Additions to media library, property and equipment	(13,355)	(10,369)
Proceeds from sale of real estate	—	13,150
Net cash provided by (used in) investing activities	(13,355)	2,781
Financing activities:
Repayment of debt	(160)	(17,000)
Proceeds from issuance of debt, net of issuance costs	—	4,000
Proceeds from the issuance of common stock	752	249
Net cash provided by (used in) financing activities	592	(12,751)
Net change in cash	1,823	(2,773)
Cash at beginning of period	12,605	11,494
Cash at end of period	$14,428	$8,721

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”), and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

Accounting Pronouncements Implemented in 2021

In June 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. We adopted the new standard on January 1, 2021 with no material impact to our reported financial position or results of operations in the three and nine months ended September 30, 2021.

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

3. Equity and Share-Based Compensation

During the first nine months of 2021 and 2020, we recognized approximately $1,236,000 and $1,864,000, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. During the first nine months of 2021, 90,000 options were exercised with net proceeds of $615,000. During the first nine months of 2020, 32,200 options were exercised with net proceeds of $181,000.

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2020 through September 30, 2021. Other unamortized intangible assets included in Real estate, investments and other assets on the accompanying condensed consolidated balance sheet consist of $571,000 for domain names as of September 30, 2021 and December 31, 2020.

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

Maturities on long-term debt, net are:

(in thousands)
2021 (remaining)	$36
2022	144
2023	150
2024	156
2025	5,800
$6,286

6. Leases

We have an operating lease for the portion of our corporate campus that Boulder Road and Westside own. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability for the 50% related to Westside.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right of use asset and related lease liability is:

		September 30,	December 31,
(in thousands)	Balance Sheet Classification	2021	2020
Right-of-use asset	Right-of-use lease asset, net	$8,061	$8,622

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$711	$691
Operating lease liability (non-current)	Long-term lease liability	7,416	7,952
		$8,127	$8,643

	For the Three Months Ended September 30,
(in thousands)	2021	2020
Cash paid for operating lease liabilities	$250	$56

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for operating lease liabilities	$750	$56

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of September 30, 2021:

(in thousands)
2021 (remaining)	$250
2022	1,001
2023	1,001
2024	1,008
2025	1,035
Thereafter	5,316
Future lease payments, gross	9,611
Less: Imputed interest	(1,484)
Operating lease liability	$8,127

7. Earnings Per Share

Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period (“Common stock equivalents”). Common stock equivalents consist of incremental shares issuable upon the assumed exercise of stock options and vesting of restricted stock units utilizing the treasury stock method.

The computation of diluted earnings per share is:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income	$647	$6,314	$1,648	$209
Shares used in computation:
Weighted-average common stock outstanding	19,318	19,183	19,262	18,834
Common stock equivalents	494	554	525	608
Weighted-average number of shares	19,812	19,737	19,787	19,442
Diluted earnings per share	$0.03	$0.32	$0.08	$0.01

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
	(unaudited)		(unaudited)
Employee stock options and RSU's	31	31	31	31

8. Income Taxes

Our provision for income taxes is comprised of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Total current	—	—	—	—
Deferred:
Federal	—	—	—	69
State	—	—	—	—
Total deferred	—	—	—	69
Total income tax expense	$—	$—	$—	$69

The income tax expense recorded in 2020 is a result of the amortization of goodwill over 15 years for tax purposes. Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of September 30, 2021. As of September 30, 2021, our net operating loss carryforwards on a gross basis were $74.3 million and $20.0 million for federal and state, respectively.

9. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2021 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, future profitability or losses, continued membership growth, competition, loss of key personnel, pricing, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future internet-related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs, the impact of the coronavirus (COVID-19) pandemic and our response to it, and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

We reported net income of $1.6 million for the first nine months of 2021, an improvement of $1.4 million from $0.2 million for the first nine months of 2020.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues, net	$20,405	$17,537	$58,744	$48,201
Cost of revenues	2,626	2,264	7,573	6,248
Gross profit margin	87.1%	87.1%	87.1%	87.0%
Selling and operating	15,544	13,479	44,820	42,354
Corporate, general and administration	1,509	1,426	4,506	4,716
Income (loss) from operations	726	368	1,845	(5,117)
Interest and other income (expense), net	(79)	5,946	(197)	5,395
Income before income taxes	647	6,314	1,648	278
Provision for income taxes	—	—	—	69
Net income	$647	$6,314	$1,648	$209

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.9%	12.9%	12.9%	13.0%
Gross profit	87.1%	87.1%	87.1%	87.0%
Expenses:
Selling and operating	76.2%	76.9%	76.3%	87.9%
Corporate, general and administration	7.4%	8.1%	7.7%	9.8%
Total operating expenses	83.6%	85.0%	84.0%	97.7%
Income (loss) from operations	3.6%	2.1%	3.1%	(10.6)%
Interest and other income (expense), net	(0.4)%	33.9%	(0.3)%	11.2%
Income before income taxes	3.2%	36.0%	2.8%	0.6%
Provision for income taxes	—%	—%	—%	0.1%
Net income	3.2%	36.0%	2.8%	0.4%

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenues, net. Revenues increased $2.9 million, or 16.6%, to $20.4 million during the three months ended September 30, 2021, compared to $17.5 million during the three months ended September 30, 2020. This was primarily driven by an increase in both members and average monthly revenue per member compared to the year-earlier period. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $0.3 million, or 13.0%, to $2.6 million during the three months ended September 30, 2021, from $2.3 million during the three months ended September 30, 2020 due to increased revenues. As a percentage of net revenues, these costs were flat at 12.9% for both periods.

Selling and operating expenses. Selling and operating expenses increased $2.0 million, or 14.8% to $15.5 million during the three months ended September 30, 2021, compared to $13.5 million during the three months ended September 30, 2020, due primarily to personnel related costs and technology operating costs as we focus on expanding our international member base. As a percentage of net revenues, these expenses decreased slightly to 76.2% for the three months ended September 30, 2021 from 76.9% for the three months ended September 30, 2020. The decrease was primarily due to an increase in revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.1 million or 7.1%, to $1.5 million during the three months ended September 30, 2021 from $1.4 million during the three months ended September 30, 2020 due primarily to increased insurance related costs. As a percentage of net revenues, these expenses decreased to 7.4% for the three months ended September 30, 2021 from 8.1% for the three months ended September 30, 2020, due to increased revenues in 2021.

Interest and other income (expense), net. Interest and other income (expense), net reflects the $6.1 million gain from the sale of a portion of our corporate campus during the third quarter of 2020 and the corresponding reduction in interest expense as we reduced our outstanding debt from $17.0 million to $6.3 million and also reduced the interest rate from 5.75% to 3.75%.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenues, net. Revenues increased $10.5 million, or 21.8%, to $58.7 million during the first nine months of 2021, compared to $48.2 million during the first nine months of 2020. The increase was primarily driven by an increase in both members and average monthly revenue per member compared to the year-earlier period. Revenues were not significantly impacted by inflation.

Cost of revenues. Cost of revenues increased $1.4 million, or 22.6%, to $7.6 million during the first nine months of 2021, from $6.2 million during the first nine months of 2020 due to increased revenues. As a percentage of net revenues, these costs decreased to 12.9% during the first nine months of 2021 from 13.0% during the first nine months of 2020 primarily due to increased revenues and an improvement in gross profit margin.

Selling and operating expenses. Selling and operating expenses increased $2.4 million, or 5.7% to $44.8 million during the first nine months of 2021 compared to $42.4 million during the first nine months of 2020 primarily as a result of increased transaction processing fees as a result of our increased billings in the current period and an increase in technology operating costs as we focus on expanding our international member base. As a percentage of net revenues, these expenses decreased to 76.3% during the first nine months of 2021 from 87.9% during the first nine months of 2020. The decrease was primarily due to an increase in revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million or 4.3%, to $4.5 million during the first nine months of 2021 from $4.7 million during the first nine months of 2020 due primarily to disciplined expense management. As a percentage of net revenues, these expenses decreased to 7.7% during the first nine months of 2021 from 9.8% during the first nine months of 2020, due to reduced expenses and increased revenues in 2021.

Interest and other income (expense), net. Interest and other income (expense), net reflects the $6.1 million gain from the sale of a portion of our corporate campus during the third quarter of 2020 and the corresponding reduction in interest expense as we reduced our outstanding debt from $17.0 million to $6.3 million and also reduced the interest rate from 5.75% to 3.75%.

Seasonality

Our member base growth reflects seasonal variations driven primarily by when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. Historically, our member growth is generally greatest in the fourth and first quarters (October through February), and slowest in the second and third quarters (May through August). This drives quarterly variations in our spending on member acquisition efforts but does not drive a corresponding seasonality in net revenue.

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

Our budgeted content and capital expenditures for the remainder of 2021 are $4 million to $6 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate cash flows from operations in October 2019 and have continued to increase the cash flows generated from operations each subsequent quarter. We expect to continue generating cash flows from operations during the remainder of 2021. We generated approximately $14.6 million in cash flows from operations during the first nine months of 2021, which covered our investment of $13.4 million in our media library and our digital platform during the period. As of September 30, 2021, our cash balance increased to $14.4 million.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, and potential capital raising capabilities will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$14,586	$7,197
Investing activities	(13,355)	2,781
Financing activities	592	(12,751)
Net change in cash	$1,823	$(2,773)

Operating activities. Cash flows from operations improved $7.4 million during the first nine months of 2021 compared to the same period in 2020. The increase was primarily driven by an increase in earnings before depreciation, amortization and share based compensation of $7.6 million (excluding the one-time gain on the sale of real estate in 2020) offset by changes in working capital.

Investing activities. Cash flows used in investing activities increased $16.1 million during the first nine months of 2021 compared to the same period in 2020 primarily due to $13.2 million in proceeds in the prior period from the sale of a portion of our corporate campus. Excluding this, cash flows used in investing activities increased $2.9 million, which reflects the increased investment in our original content library.

Financing activities. Cash flows from financing activities improved $13.3 million during the first nine months of 2021 compared to the same period in the prior year. In September 2020, we repaid the $17.0 million mortgage discussed above, which was partially offset by a new $4.0 million promissory note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of September 30, 2021, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gaia, Inc.
(Registrant)

November 1, 2021	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

November 1, 2021	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)