Form 10-K
period 2021-12-31
GAIA, INC
filed 2022-02-28
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
(303) 222-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 Par Value	GAIA	NASDAQ Global Market
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The NASDAQ Stock Market on June 30, 2021, was $135,880,000. The registrant does not have non-voting common equity.

The number of shares of each of the Registrant’s classes of common stock outstanding as of February 22, 2022 was 15,052,782 shares of Class A common stock and 5,400,000 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the definitive proxy statement for the registrant’s 2022 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

PART I

Item 1.	Business

Our Business

Gaia, Inc. (“Gaia,” “we” or “us”) operates a global digital video subscription service and on-line community that caters to a unique and underserved member base. Our digital content library includes over 10,000 titles, with a growing selection of titles available in Spanish, German and French. Our members have unlimited access to this vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation-related content, and more – 80% of which is exclusively available to our members for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently organized into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently represents approximately 75% of our viewership. We complement our produced and owned content through long term licensing agreements.

On December 22, 2021 we completed our acquisition of Yoga International, Inc. (“Yoga International”). Yoga International was founded by the Himalayan Institute in 1991, as a print magazine considered by many to be the authentic voice of yoga in the West. In 2013, Yoga International magazine transformed into a digital-only publication, and in the past 8 years has evolved into an online platform for yoga practice and education with over 60% of its current membership outside the United States. See Note 4, Business Combinations, in the accompanying notes to our consolidated financial statements for further detail.

Our Content Channels

From the beginning, we have focused on establishing exclusive rights to unique content through in-house productions, licensing and strategic content acquisitions. Today, our network includes the following channels:

Yoga – Through our Yoga channel, our members enjoy unlimited access to streaming yoga, Eastern arts, and other movement-based classes. Currently, we are one of the world’s largest providers of streaming yoga classes. Blending ancient philosophy with anytime, anywhere access through modern technology, our classes on Eastern arts like T’ai Chi, Qigong, Ayurveda and more encourage the holistic integration of body, mind and spirit. With the acquisition of Yoga International we have expanded our yoga offering with over 4,000 hours of unique yoga content and a stand-alone yoga offering to better serve the needs of the yoga focused consumer globally.

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

Seeking Truth – As an alternative to mainstream media, our Seeking Truth channel provides new and enlightening perspectives for today’s changing world. Through thought-provoking questions like “who are we”, and topics that include ancient wisdom and metaphysics, we go beyond the boundaries of mainstream media, and encourage our viewers to find empowerment through knowledge and awareness. Through this channel, our members have access to top names in the genre who conduct exclusive interviews and presentations not found anywhere else.

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

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other, mostly entertainment-based, streaming video services. With the acquisition of Yoga International in December 2021, Gaia now has a standalone yoga offering to be able to better serve the needs of consumers focused on this portion of our content offering. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 80% of our content is available for streaming exclusively on Gaia to most internet-connected devices. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target member base. Gaia believes the current size of our potential target market represents approximately 15% of internet users that currently pay for a streaming video service.

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

Proprietary and Curated Content – Proprietary and curated content lies at the core of our business model. Our media offerings introduce members to us and help establish Gaia as an authority in the conscious media market. Our in-house produced and owned content represents approximately 75% of our members’ viewing time. Our licensed content has initial terms ranging predominately from 3 to 10 years. With the growth in demand for digital rights, we expect that our large library of produced and acquired content combined with our internal production capabilities will be a key driver in our ability to grow efficiently and act as a hedge against the rising costs of digital rights.

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

Unique Content Strength – We believe that our unique focus, combined with our content exclusivity, positions us as a complementary service to larger streaming video providers who are primarily entertainment driven. In addition, this focus has allowed an opportunity for significant advantages:

•

Yoga— We continue to build on our yoga heritage by expanding the teachers and styles in our vast content library. We understand yoga is more than just a physical practice and have a variety of content focused on the lifestyle and philosophy of yoga, which helps set us apart from other yoga streaming providers. With the acquisition of Yoga International in December 2021, we added over 4,000 hours of unique yoga content to our already vast library.

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

Continuous Service Improvements – We have found that incremental improvements in our service and quality enhance our member satisfaction and retention. We have built our platform to optimize the speed and performance of streaming video playback, provide a unique and customized site experience for every member and provide the foundation for our expansion into foreign languages. We continue to refine our technology, user interfaces, recommendation algorithms and delivery infrastructure to improve the member experience as the underlying technology continues to evolve.

Overall Adoption and Growth of Internet TV on Every Screen – Domestically, cable TV members have been declining, while the demand for digital content services accessible on various devices has continued to grow. Gaia is accessible on a broad array of devices, including, but not limited to: Apple TV, iPad, iPhone, Android devices, Roku, Amazon Fire, select smart TV’s, and Chromecast. Through this accessibility, we believe that we enhance the value of our service to members as well as position ourselves for continued growth as internet and mobile delivery of content continues to become the preferred method for more consumers globally.

International Market Expansion – We believe the international streaming segment represents a significant long-term growth opportunity for us as people around the world begin to adopt the viewing behaviors of the U.S. market. Our exclusive worldwide streaming rights have allowed us to expand internationally by adding foreign language support to our service without having to invest in local foreign operations. Today, approximately 37% of our members are outside of the United States.

Events+ Premium Membership and GaiaSphere – In 2019, we held our inaugural event at the GaiaSphere, a 300-person live event studio located on our campus in Colorado. With the opening of the GaiaSphere, we also launched the Events+ premium annual membership to allow for digital access to these exclusive events via live streaming and on demand. Through GaiaSphere and the Events+ premium offering, we have expanded our reach to a larger audience of talent that will contribute to our content library, as well as drive incremental revenue growth. We had to temporarily suspend live events during 2020 due to the global pandemic. We were able to host live events during 2021 and have begun building out our 2022 lineup.

Member Driven Growth Enablement – We believe the empowerment of our existing members to drive awareness of and interest in Gaia will be a key driver of future growth and engagement of the Gaia global community. To support this awareness, we allow existing members the ability to share Gaia content with their connections free of charge over a limited time window. This product feature allows us to leverage our existing members’ desire to share our content to ultimately drive more interest and awareness, which will lead to member growth that is not wholly dependent on marketing expenditures.

Complement our Existing Business with Selective Strategic Acquisitions – Our growth strategy is not dependent on acquisitions. However, we will consider strategic acquisitions that complement our existing business, increase our content library, expand our geographical reach and add to our member base. We will focus on companies with unique media content, a strong brand identity and members that augment our existing member base. During December 2021, we completed the acquisition of Yoga International which will help to provide a foundation for future potential strategic acquisitions of yoga only focused offerings particularly outside of the United States.

Marketing

We build awareness and demand for the Gaia brand through various channels focusing on mobile and video. Organic search, paid search, digital and social media, email marketing, ambassador marketing, as well as various strategic partnerships make up our continually optimized portfolio of member acquisition and retention tools. Rejoining members are an important source of member additions, many of which come back to Gaia after receiving special communications via email or seeing our digital advertising for new content.

History

Incorporated under the laws of the State of Colorado on July 7, 1988, Gaia started as a conscious media and products company distributing conscious and non-theatrical media.

In October 2012, we launched our streaming video service and focused our efforts on growing domestically and internationally by expanding our streaming content, enhancing our user interface and extending our streaming content to even more internet-connected devices. In 2016, we divested all of our non-streaming businesses and focused on scaling our streaming video service. Since then we have launched Spanish, German and French language offerings. We have continued to invest in our international offerings, including original programming in these languages.

In 2019, we further expanded the alternative healing content available to our members and expanded our presence and member base in this growing area of interest through our acquisition of Food Matters TV. We achieved our goal of reaching positive net income and cash flows in June 2020 and have continued to operate with positive net income and operating cash flows since.

In December 2021, through our acquisition of Yoga International, we expanded our ability to serve yoga focused consumers with a stand-alone yoga offering and the addition of over 4,000 hours of unique content focused on the lifestyle and philosophy of yoga.

These investments in our subscription business have been instrumental in our ability to grow by expanding our streaming video on demand capabilities and increasing our library of unique content of transformational media, intended to awaken and inspire viewers around the world.

Business Segments

We operate in a single reporting segment.  Our revenues are primarily derived from subscription fees for services related to streaming content to our members. See Note 2, Significant Accounting Policies – Segment Information, and Note 15, Segment Information and Geographic Information, in the accompanying notes to our consolidated financial statements for further detail.

Regulatory Matters

The media landscape and the internet delivery of content have seen growing regulatory action. Historically, media has been highly regulated in many countries. We are seeing some of these legacy regulatory frameworks be updated and expanded to address services like ours. In particular, we are seeing some countries update their cultural support legislation to include services like Gaia. This includes content quotas, levies and investment obligations. In certain countries, regulators are also looking at restrictions that could require formal reviews of and/or adjustments to content that appears on our service in their country. In general these regulations impact all services and may make operating in certain jurisdictions more expensive or restrictive as to the content offering we may provide.

Competition

While our content offering is unique, the market for subscription-based content delivered over the internet is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple providers and can easily shift spending from one provider to another. We are a focused provider within the streaming video market that is able to compete by providing exclusive content available on almost any device. Our principal competitors vary by world geographic region and include multichannel video programming distributors and internet-based movie and TV content providers, including those that provide legal and illegal (pirated) streaming video content. We believe that due to the exclusivity of our content, we are positioning ourselves as a complementary service to large general content providers such as television broadcasters, cable television channels, and an array of other entertainment based streaming services, including those that have recently launched.

Seasonality

Our member base growth reflects seasonal variations driven primarily by periods when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. The effects of the global pandemic have shifted our historical pattern over the past two years, but we have historically experienced the greatest member growth is in the fourth and first quarters (October through February), and slowest during May through August. This has historically driven quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but does not result in a corresponding seasonality in net revenue. As the world emerges from the effects of the pandemic, we expect these seasonal trends to return. As we continue to expand internationally, we also expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Human Capital

We view our employees and our culture as keys to our success. As of December 31, 2021, Gaia had approximately 150 full time employees (including 55 with Yoga International), all of which are located in the United States. None of our employees are covered by a collective bargaining agreement. We supplement our full-time employees, with services provided by staffing organizations in other countries to support our customer service, content production and software engineering needs. We believe a critical component of our success is our company culture, which begins with focusing our hiring on our current member base. The majority of our current employees came to work at Gaia after discovering our content offering and being passionate members that have been called to join our team to help expand the impact of our mission globally.

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

Risks Related to our Business and Industry

The ongoing coronavirus (COVID 19) pandemic and the various responses to it have disrupted our business and may continue to impact our business and results of operations.

The ongoing coronavirus (COVID-19) pandemic and the various responses to it have created significant volatility, uncertainty and economic disruption. The full extent to which the ongoing COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our members and consumer demand for and ability to pay for our services; and disruptions or restrictions on our employees’ ability to work and travel.

We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, members, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our members, suppliers or vendors, or on our financial results.

In addition to the potential direct impacts to our business, the global economy may continue to be impacted as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, especially those related to our content productions, we could see our business and results of operations negatively impacted.

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

We reported net income of $3.7 million in 2021 compared to net income of $0.5 million in 2020. However, we reported net losses during several prior years as a result of continued investment in member acquisition efforts to drive revenue growth. We cannot assure you that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our revenues and results of operations have fluctuated in the past, and will likely continue to fluctuate, on a quarterly basis. Such fluctuation is the result of a seasonal pattern that reflects variations when consumers are typically spending more time indoors and, as a result, tend to increase their viewing, similar to those of general video streaming services. The effects of the global pandemic have shifted our historical pattern over the past two years, but we have historically experienced the greatest member growth is in the fourth and first quarters (October through February), and slowest during May through August. This has historically driven quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but does not result in a corresponding seasonality in net revenue. As the world emerges from the effects of the pandemic, we expect these seasonal trends to return. As we continue to expand internationally, we also expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

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

Risks Related to Information Technology and Privacy

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

Risks Related to Intellectual Property

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

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, title selection processes, content and marketing activities.

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

Video piracy is extensive in many parts of the world and has been made easier by technological advances and the conversion of video into digital formats. These trends facilitate the creation, transmission and sharing of high-quality unauthorized copies of content on DVDs, Blu-ray discs, and the internet. We may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot provide absolute assurance that security and anti-piracy measures will prevent the piracy of our content. The proliferation of unauthorized copies of our content could have an adverse effect on our business, by reducing the revenues we receive from our subscription service.

Risks Related to Litigation, Regulatory Proceedings and Government Regulation

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

Risks Related to International Operations

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

Risks Related to Liquidity

We may seek additional capital that may result in shareholder dilution or that may have rights senior to those of our common shareholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. Our cash flows provided by our operating activities were negative in 2019, but as planned have been positive since 2020. To the extent we are unable to maintain positive cash flows from operations, we may seek additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, our shareholders may experience dilution, and such securities may have rights, preferences or privileges senior to the rights of our common stock.  Any large equity or equity-linked offering could also negatively impact our stock price.

Risks Related to Human Resources

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

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 378,778 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 79% of our voting stock and is able to exert substantial influence over and control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent. We previously had an option to acquire certain of Mr. Rysavy’s shares in the event of his death with the proceeds of a term life insurance policy on him. In December 2019, when the initial term lapsed, we elected not to renew the policy and subsequently cancelled the option.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our principal physical properties are set forth below.  We believe these facilities are adequate to meet our current needs.

	Size	Use	Owned/Leased
Louisville, CO	138,502 sq. ft.	Headquarters	Partially Owned/Leased
Louisville, CO	11,760 sq. ft.	Production Studio	Owned
Honesdale, PA	3,800 sq. ft.	Production Studio	Leased

On September 9, 2020, our wholly owned subsidiary Boulder Road sold a 50% undivided interest in a portion of our Colorado campus to Westside Boulder, LLC. Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. In connection with the transaction, Boulder Road leased the property pursuant to a master lease for a term extending through September 30, 2030, with two five-year extensions. Gaia guaranteed Boulder Road’s obligations under the master lease. Our Colorado facility is subject to a $13.0 million mortgage with Great Western Bank as lender.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2021 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On February 22, 2022, we had 3,271 shareholders of record of our Class A common stock and one shareholder of record (Mr. Rysavy) of our Class B common stock.

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

No dividends were declared or paid during the twelve months ended December 31, 2021 and 2020.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price, per share, of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,227,838	$8.18	1,543,985
Equity compensation plans not approved by security holders	—	—	—
Total	1,227,838	$8.18	1,543,985
Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors” and elsewhere in this Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, future losses, competition, loss of key personnel, price changes, membership growth, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future internet-related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs, the impact of the coronavirus (COVID-19) pandemic and our response to it, and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We operate a global digital video subscription service with a library of over 10,000 titles, with a growing selection of titles available in Spanish, German and French that caters to a unique, underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service our members have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 80% of which is exclusively available to our members for digital streaming on most internet-connected devices.

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

The full impact that the COVID-19 pandemic will have on our business, operations and financial results will depend on a number of evolving factors that we may not be able to accurately predict. See Item 1A “Risk Factors” in this Form 10-K for additional details.

Commencing during the second half of March 2020 and continuing through July 2020, we saw an increase in demand for our content from both current and potential members.  This created a positive trend in existing member retention, costs to acquire new members, and the corresponding revenue and cash flow impacts from these higher volumes. This trend dissipated beginning in August 2020, when we saw the online paid media advertising market start to return to historical norms with a corresponding effect on the cost of our online advertising efforts. With the rollout of privacy changes affecting a large number of mobile consumers during the summer of 2021, we have continued to see an increase in the cost of our online advertising efforts which has reduced the number of new members we can add with our allocated marketing spend.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2021	2020
Revenues, net	$79,573	$66,827
Cost of revenues	10,526	8,651
Gross profit margin	86.8%	87.1%
Selling and operating	60,577	56,937
Corporate, general and administration	6,125	5,867
Acquisition costs	360	—
Income (loss) from operations	1,985	(4,628)
Interest and other income (expense), net	(265)	5,327
Income before income taxes	1,720	699
Provision for (benefit from) income taxes	(2,011)	180
Net income	$3,731	$519

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Years ended December 31,
	2021	2020
Revenues, net	100.0%	100.0%
Cost of revenues	13.2%	12.9%
Gross profit	86.8%	87.1%
Expenses:
Selling and operating	76.1%	85.2%
Corporate, general and administration	7.7%	8.8%
Acquisition costs	0.5%	0.0%
Total operating expenses	84.3%	94.0%
Income (loss) from operations	2.5%	(6.9)%
Interest and other income (expense), net	(0.3)%	8.0%
Income before income taxes	2.2%	1.0%
Provision for (benefit from) income taxes	(2.5)%	0.3%
Net income	4.7%	0.8%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues, net. Revenues increased $12.8 million, or 19.2%, to $79.6 million during 2021, compared to $66.8 million during 2020. The increase was primarily driven by an increase in our average number of members as result of our member acquisition efforts. Revenue growth also benefitted from an increase in average monthly revenue per member as we continue to add new members to our Events+ premium offering.

Cost of revenues. Cost of revenues increased $1.8 million, or 20.7%, to $10.5 million during 2021 from $8.7 million during 2020, with gross profit of 86.8% in 2021 compared to 87.1% in 2020. The gross profit margin decline was primarily due to increased content amortization as we continue to increase our investment in our original content offering and add additional native language content in Spanish, French and German.

Selling and operating expenses. Selling and operating expenses increased $3.7 million, or 6.5%, to $60.6 million during 2021 from $56.9 million during 2020 and, as a percentage of revenues, decreased significantly to 76.1% during 2021 from 85.2% during 2020. The increase in absolute dollars was primarily driven by increased personnel related costs during 2021 and higher operating expenses to support our international growth efforts. The decrease as a percentage of revenues is primarily as a result of increased revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.2 million, or 3.4%, to $6.1 million during 2021 from $5.9 million during 2020 and, as a percentage of net revenue, decreased to 7.7% during 2021 from 8.8% during 2020. The increase in absolute dollars was primarily driven by increased personnel related costs during 2021. The decrease as a percentage of revenues was primarily due to increased revenues.

Interest and other income (expense), net. Interest and other income (expense), net for 2020 reflects the $6.1 million gain from the sale of a portion of our corporate campus during the third quarter of 2020 and the corresponding reduction in interest expense as we used the proceeds in September 2020 to repay $13.0 million of debt that had an interest rate of 5.75% and refinanced the remaining debt at an interest rate of 3.75% in December 2020. The expenses for 2021 reflect the decreased debt balance and associated interest rate.

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes reflect the benefit of a partial valuation allowance release related to the recognition of deferred tax liabilities associated with the acquisition of Yoga International. The provision for income taxes in 2020 is primarily related to state tax liabilities for states with no offsetting net operating losses.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2021 and 2020. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2021 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$18,896	$19,443	$20,405	$20,829
Gross profit	16,458	16,934	17,779	17,876
Gross margin	87.1%	87.1%	87.1%	85.8%
Income from operations	424	695	726	140
Net income	358	643	647	2,083
Basic net income per share	$0.02	$0.03	$0.03	$0.11
Diluted net income per share	$0.02	$0.03	$0.03	$0.10
Weighted average shares outstanding - basic	19,201	19,268	19,318	19,441
Weighted average shares outstanding - diluted	19,724	19,810	19,812	19,899

	Year 2020 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$14,511	$16,153	$17,537	$18,626
Gross profit	12,610	14,070	15,273	16,223
Gross margin	86.9%	87.1%	87.1%	87.1%
Income (loss) from operations	(3,265)	(2,220)	368	489
Net income (loss)	(3,580)	(2,525)	6,314	310
Basic and diluted net income (loss) per share	$(0.19)	$(0.13)	$0.33	$0.02
Diluted net income (loss) per share	$(0.19)	$(0.13)	$0.32	$0.02
Weighted average shares outstanding - basic	18,482	18,837	19,183	19,183
Weighted average shares outstanding - diluted	18,482	18,837	19,737	19,603

Our member base growth reflects seasonal variations driven primarily by periods when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. The effects of the global pandemic have shifted our historical pattern over the past two years, but we have historically experienced the greatest member growth in the fourth and first quarters (October through February), and slowest during May through August. This has historically driven quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but does not result in a corresponding seasonality in net revenue. As the world emerges from the effects of the pandemic, we expect these seasonal trends to return. As we continue to expand internationally, we also expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Critical Accounting Estimates

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

Management reviews content viewership to determine whether viewing patterns correlate with initial estimates supporting the amortization period utilized.  If current estimates indicate that viewing is significantly higher in earlier periods relative to the remaining amortization period, we will begin amortizing the respective titles on an accelerated basis over the amortization period. Due to our exclusive content and growing member base, our viewership trends have continued to support both the amortization period and the straight-line basis of amortization with no additional amortization recorded.

Our media library is reviewed for impairment at the film group level when an event or change in circumstances indicates that the carrying amount of the film group may not be recoverable. Recoverability of the film group is measured by a comparison of the carrying amount of the film group to estimated undiscounted future cash flows expected to be generated by the film group. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value. No impairment charges were recorded during 2021 or 2020.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually as of December 31 or more frequently if indicators of impairment are identified. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired. If the carrying amount of goodwill exceeds its estimated fair value, we use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2021 and 2020, no impairment of goodwill was indicated.

Income Taxes and Deferred Tax Balances

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. The tax expense or benefit related to ordinary income or loss must be computed at an annual effective tax rate and the tax expense or benefit related to all other items must be individually computed and recognized as a discrete item when it occurs. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. As we have historically had cumulative losses, we have not released the current valuation allowance. The timing of the release of the valuation allowance will be dependent on cumulative income for a period of 36 months and an expectation that we will not have cumulative losses in the future.

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

In September 2020, we repaid a $17.0 million mortgage loan made by BDS III Mortgage Capital B LLC to our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) with proceeds from the real estate transaction described in Item 2 “Properties” in this 10-K and a $4.0 million unsecured promissory note that bore interest at 5.75% per annum. This promissory note was subsequently paid off on December 29, 2020 with the proceeds of the mortgage discussed below that bears interest at 3.75% per annum.

On December 28, 2020, Boulder Road and Westside Boulder, LLC entered into a loan agreement with Great Western Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million.  The loan bears interest at a fixed rate of 3.75% per annum and matures on December 28, 2025. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The loan is secured by a deed of trust, assignment of rents, security agreement and fixture filing on our corporate campus and is guaranteed by Gaia. This refinancing resulted in a net increase in our cash balance as of December 31, 2020 of $2.4 million and reduced our interest rate by 200 basis points.

We began to generate cash flows from operations in October 2019 and have continued to increase the cash flows generated from operations each subsequent quarter. We expect to continue generating cash flows from operations during 2022. We generated approximately $20.9 million in cash flows from operations during 2021, which funded our $17.3 million investment in our content library and ongoing investment in our technology platform used to deliver the content to our members.

We intend to invest approximately 20% of our consolidated revenues each year to support investment in our content library and technology platform enhancements. This spending is entirely discretionary in nature with no contractual commitments and due to our in-house production capabilities, we can scale our content investment based on the cash flows generated from operations if necessary to ensure we have sufficient liquidity to operate our business into the future. As of December 31, 2021, our cash balance was $10.3 million.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$20,867	$11,650
Investing activities	(23,858)	(176)
Financing activities	655	(10,363)
Net increase (decrease) in cash	$(2,336)	$1,111

2021 Compared to 2020

Operating activities. Cash flows from operations improved $9.2 million during 2021 compared to 2020. The improvement was primarily driven by continued operating efficiencies as we continue to grow revenues combined with payables management to optimize the utilization of cash flows from upfront annual payments we receive from those members electing to pay their annual memberships in advance.

Investing activities. Cash flow used in investing activities increased $23.7 million during 2021 compared to 2020 primarily due to 2021 including cash utilization of $6.6 million to fund the cash consideration portion of the acquisition of Yoga International and 2020 including cash proceeds of $13.2 million in proceeds from the sale of a portion of our corporate campus. We also increased our investment in our content library and technology platform enhancement by $4.0 million during 2021 as a result of our goal to invest approximately 20% of revenues in these areas.

Financing activities. Cash flows from financing activities improved $11.0 million during 2021 compared to 2020. In September 2020, we repaid our $17.0 million mortgage loan discussed above. The repayment was partially offset with a new term mortgage discussed above, of which Boulder Road’s portion is $6.5 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gaia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gaia, Inc. (“the Company”) as of December 31, 2021, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the acquisition date intangible assets related to a business combination

As discussed in Note 4 to the consolidated financial statements, on December 22, 2021, the Company acquired Yoga International, Inc. (Yoga International) for $7.5 million in cash and by issuing shares of its Class A common stock worth approximately $9.7 million. As part of the acquisition, the Company acquired $9.2 million of intangible assets, including content library, subscriber relationships, and trademark and tradename assets.

We identified the assessment of the valuation of the acquisition date content library, subscriber relationships, and trademark and tradename intangible assets acquired as a critical audit matter. There was a high degree of subjective auditor judgment in assessing the content library replacement cost estimates, obsolescence rate, discount rate, subscriber retention rate, forecasted revenue growth rates, and other estimates used to derive the fair value of the acquired intangible assets. In addition, these fair values were challenging to test due to the sensitivity of the fair value determinations to changes in these assumptions.

The following are the primary procedures we performed to address the critical audit matter. We compared content library replacement cost and obsolescence estimates to historical data. We compared prior period forecasted revenue to prior period actual revenue to evaluate the Company’s ability to forecast. We evaluated the Company’s forecasted revenue growth rates used to value the intangible assets by comparing forecasted growth rates to historical growth rates. We involved a valuation professional with specialized skills and knowledge, who assisted in testing by:

-	evaluating the valuation methodologies and assumptions utilized in the valuation
-

evaluating the discount rate used by the Company to value the intangible assets by comparing it against our recalculated internal rate of return and evaluating the weighted average cost of capital assumptions and terminal value of the internal rate of return assumptions

-	recalculating the estimate of the fair value of the subscriber relationships intangible assets using our independently developed method and comparing the result to the Company’s fair value estimate
-

recalculating the estimate of the fair value of the trademark and tradename intangible assets acquired and comparing the result to the Company’s fair value estimate, including inspecting support provided for useful life and royalty rate assumptions

/s/ArmaninoLLP

Dallas, Texas

February 28, 2022

We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gaia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gaia, Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

We served as the Company’s auditor from 2004 through 2020.

Plante Moran, PLLC

Denver, Colorado

March 2, 2021

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash	$10,269	$12,605
Accounts receivable	2,728	2,024
Prepaid expenses and other current assets	1,986	1,746
Total current assets	14,983	16,375
Media library, software and equipment, net	50,558	39,231
Right-of-use lease asset, net	7,871	8,622
Real estate, investment and other assets, net	31,394	28,500
Goodwill	28,870	17,289
Total assets	$133,676	$110,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$14,962	$8,947
Deferred revenue	14,847	12,376
Total current liabilities	29,809	21,323
Long-term mortgage, net	6,109	6,250
Long-term lease liability	7,234	7,952
Deferred taxes	309	257
Total liabilities	43,461	35,782
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 15,061,337 and 13,782,951 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	162,316	150,067
Accumulated deficit	(72,103)	(75,834)
Total shareholders' equity	90,215	74,235
Total liabilities and shareholders' equity	$133,676	$110,017

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2021	2020
Revenues, net	$79,573	$66,827
Cost of revenues	10,526	8,651
Gross profit	69,047	58,176
Expenses:
Selling and operating	60,577	56,937
Corporate, general and administration	6,125	5,867
Acquisition costs	360	—
Total operating expenses	67,062	62,804
Income (loss) from operations	1,985	(4,628)
Interest and other income (expense), net	(265)	5,327
Income before income taxes	1,720	699
Provision for (benefit from) income taxes	(2,011)	180
Net income	$3,731	$519
Earnings per share:
Basic	$0.19	$0.03
Diluted	$0.19	$0.03
Weighted-average shares outstanding:
Basic	19,307	18,921
Diluted	19,834	19,305

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands, except shares)	Total Shareholders' Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at December 31, 2019	$68,914	$(76,353)	$2	$145,265	18,423,231
Issuance of Gaia, Inc. common stock for RSU releases, stock option exercises and share-based compensation	585	—	—	585	335,712
Net loss	(3,580)	(3,580)	—	—	—
Balance at March 31, 2020	$65,919	$(79,933)	$2	$145,850	18,758,943
Issuance of Gaia, Inc. common stock for RSU releases, stock option exercises and share-based compensation	410	—	—	410	26,920
Issuance of Gaia, Inc. common stock for note conversion and business combination	2,929	—	—	2,929	386,887
Net loss	(2,525)	(2,525)	—	—	—
Balance at June 30, 2020	$66,733	$(82,458)	$2	$149,189	19,172,750
Issuance of Gaia, Inc. common stock for employee stock purchase plan and share-based compensation	404	—	—	404	10,201
Net income	6,314	6,314	—	—	—
Balance at September 30, 2020	$73,451	$(76,144)	$2	$149,593	19,182,951
Share-based compensation	474	—	—	474	—
Net income	310	310	—	—	—
Balance at December 31, 2020	$74,235	$(75,834)	$2	$150,067	19,182,951
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, and share-based compensation	684	—	—	684	17,895
Net income	358	358	—	—	—
Balance at March 31, 2021	$75,277	$(75,476)	$2	$150,751	19,200,846
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	771	—	—	771	117,141
Net income	643	643	—	—	—
Balance at June 30, 2021	$76,691	$(74,833)	$2	$151,522	19,317,987
Share-based compensation	533	—	—	533	—
Net income	647	647	—	—	—
Balance at September 30, 2021	$77,871	$(74,186)	$2	$152,055	19,317,987
Issuance of Gaia, Inc. common stock for business combination	9,724	—	—	9,724	1,134,613
Issuance of Gaia, Inc. common stock for employee stock purchase plan and share-based compensation	537	—	—	537	8,737
Net income	2,083	2,083	—	—	—
Balance at December 31, 2021	$90,215	$(72,103)	$2	$162,316	20,461,337

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2021	2020
Operating activities:
Net income	$3,731	$519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,145	12,042
Share-based compensation expense	1,710	2,338
Provision for (benefit from) income taxes	(2,011)	180
Gain on sale of real estate	—	(6,125)
Changes in operating assets and liabilities:
Accounts receivable, net	(682)	130
Prepaid expenses and other assets	8	601
Accounts payable and accrued liabilities	4,192	(2,386)
Deferred revenue	774	4,351
Net cash provided by operating activities	20,867	11,650
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible assets	(6,518)	—
Proceeds from sale of real estate	—	13,150
Additions to media library, software and equipment and other assets	(17,340)	(13,326)
Net cash used in investing activities	(23,858)	(176)
Financing activities:
Proceeds from issuance of mortgage, net of issuance costs	—	10,388
Proceeds from the issuance of common stock	815	249
Repayments of debt	(160)	(21,000)
Net cash provided by (used in) financing activities	655	(10,363)
Net increase (decrease) in cash	(2,336)	1,111
Cash at beginning of year	12,605	11,494
Cash at end of year	$10,269	$12,605
Supplemental cash flow information
Interest paid	$1,144	$732
Income taxes paid	$129	$129
Value of shares issued for acquisition and business combination	$9,724	$2,929

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

In December 2021, we completed our acquisition of Yoga International, Inc. (“Yoga International”) as discussed further in Note 4. The acquisition of Yoga International has expanded our offerings to include a stand-alone subscription yoga service and expanded our content offering with over 4,000 hours of unique content tailored to yoga consumers interested in the philosophy and lifestyle of yoga.

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

Accounts Receivable

Accounts receivable consists primarily of amounts due from partners who have the billing relationship with the member and collect subscription fees on our behalf. We evaluate the need for an allowance for doubtful accounts based on historical collection trends, the financial condition of the partners and other factors as appropriate and determined no allowance was needed at December 31, 2021 and 2020.

Property and Equipment

We state property and equipment at cost less accumulated depreciation and amortization. Property and equipment are included in Media library, software and equipment in the accompanying consolidated balance sheets. We include in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software, which is typically three years. We compute depreciation of property and equipment on the straight-line method over estimated useful lives, generally 3 to 45 years. We amortize building improvements over the shorter of the estimated useful lives of the assets or remaining life of the building. Depreciation expense is included in selling and operating expense, and corporate, general and administration expense in the accompanying consolidated statements of operations.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually on December 31 or more frequently if indicators of impairment are identified. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of goodwill is less than its carrying amount. If it is determined that the estimated fair value of goodwill is more likely than not greater than the carrying amount of goodwill, then an impairment test is unnecessary. If it is determined that an impairment test is necessary, then we compare the estimated fair value of goodwill with its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill not impaired. If the carrying amount of goodwill exceeds its estimated fair value, we will record an impairment loss for the difference. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2021 and 2020, no impairment of goodwill was indicated.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2021 and 2020, no impairment of long-lived assets was recognized.

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

Revenue Recognition

Revenues consist primarily of subscription fees paid by our members. We present revenues net of taxes collected from members. Members are billed in advance and revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from members that have not been earned and are recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our partners have the primary relationship, including billing and service delivery, with the member. Payments made to partners to assist in promoting our service on their platforms are expensed to marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our partners.

Business Combinations

Gaia recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period we may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the consolidated statement of operations.

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures. Advertising costs are expensed as incurred and included in selling and operating expense in the accompanying consolidated statements of operations. During 2021 and 2020, we expensed marketing and advertising costs of $31.3 million and $31.2 million, respectively.

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

Segment Information

Gaia’s Chief Executive Officer is the chief operating decision maker, who reviews Gaia’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $3,000. We made matching contributions to the 401(k) plan of $0.3 million and $0.3 million in each of the years ended December 31, 2021 and 2020, respectively.

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

Leases

As discussed in Note 8, we entered into an operating lease in connection with the sale of a portion of our corporate campus. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability. Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases are recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease payments used to measure the lease liability and are expensed as incurred.

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

Our investment is carried at fair value, but we have used the practical expedient guidance to record at cost, with adjustments for other-than-temporary declines in fair value as applicable. We evaluate our investment for impairment annually and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees and the investees’ capital structure, as well as other economic variables which reflect assumptions market participants may use in pricing these assets. If an investment is deemed to have experienced an other-than-temporary decline below its carrying value basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new carrying value for the investment. We did not record any impairment charges on our investments during the years 2021 or 2020.

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

Accounting Pronouncements Implemented in 2021

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which provides guidance to resolve diversity and inconsistencies in the accounting for acquired contract assets and contract liabilities arising from acquired contracts with customers in a business combination.  The guidance primarily addresses the issues around the recognition of acquired contract liabilities and the subsequent effect on Revenue of payment terms recognized by the acquirer in a business combination.  ASU 2021-08 is effective for fiscal years beginning after December 15, 2022.  The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendment.  Early adoption is permitted, and we adopted the new standard on January 1, 2021 with no material impact on our reported financial position or results of operations for the year ended December 31, 2021.

With the exception of the new standards discussed above, no other new accounting pronouncements have significance, or potential significance, to our reported financial position or results of operations.

3. Media Library, Software and Equipment

Media library, software and equipment stated at lower of cost or net realizable value, consists of the following as of December 31:

(in thousands)	2021	2020
Website development and other software	$17,639	$15,614
Studio, computer and telephone equipment	2,060	1,826
Media library:
Acquired media	9,989	2,280
Licensed media	5,874	4,995
Produced media	41,701	34,773
Produced media in progress	2,893	2,983
	80,156	62,471
Accumulated depreciation and amortization	(29,598)	(23,240)
	$50,558	$39,231

As described in Note 2, amortization is over typically 12-90 months commencing with the month the content is available on our site and is included in cost of revenues on the accompanying consolidated statements of operations. Amortization expense for our media library was $6.5 million and $5.6 million during 2021 and 2020, respectively. Future depreciation and amortization consist of the following:

(in thousands)	Acquired media	Licensed media	Produced media	Website development and other software	Studio, computer and telephone equipment	Total
2022	$1,332	$1,044	$5,706	$4,481	$710	$13,273
2023	1,332	765	5,459	2,597	669	10,822
2024	1,332	625	5,098	850	529	8,434
2025	1,214	444	4,471	—	80	6,209
2026	1,175	262	3,579	—	34	5,050
Thereafter	2,528	225	4,017	—	—	6,770
	$8,913	$3,365	$28,330	$7,928	$2,022	$50,558

4. Business Combinations

On December 22, 2021, Gaia, entered into and completed its acquisition of Yoga International pursuant to an Agreement and Plan of Merger (“Merger Agreement”). At closing all of the issued and outstanding shares of Yoga International preferred and common stock were converted into the right to receive an aggregate of $9.1 million in cash plus a total of 1,134,613 shares of Gaia Class A common stock. The initial cash consideration was reduced by $1.5 million to offset Yoga International’s working capital shortfall at closing pursuant to the terms of the Merger Agreement. The determination of the number of shares issued pursuant to the Merger Agreement was based on the ten-day volume weighted average price of Gaia Class A common stock as listed on the Nasdaq Global Market during the ten trading-day period ending on December 16, 2021 (the third trading day before the last business day prior to the date of the Merger Agreement). Half of the shares of Gaia Class A common stock issued are subject to a six-month holdback arrangement and the other half are subject to a holdback until January 1, 2023. Included in the aggregate cash consideration was $1.0 million of deferred cash consideration that is due and payable on March 1, 2022 subject to certain adjustments related to closing liabilities. We expect to pay $0.9 million of this deferred cash consideration and retain the remainder to offset identified closing liabilities in accordance with the terms of the Merger Agreement. These adjustments have been factored into the purchase price summarized below.

The acquisition expanded Gaia’s content library by 4,000 hours of content and also added a stand-alone digital yoga subscription service to Gaia’s offerings. With the acquisition, Gaia now has a subscription offering tailored to the unique needs of consumers focused on the lifestyle and philosophy of yoga.

The acquisition was accounted for as a business combination and the total preliminary purchase price of $17.2 million was allocated to the net tangible and intangible assets and liabilities based on their preliminary fair values on the acquisition date with the excess recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on their estimated fair values calculated using data that were available on the acquisition date. As of December 31, 2021, the items that may affect our preliminary purchase price determination relate to any and all contingencies, including income and other taxes. At the time such contingencies may arise within the measurement period of 12 months from the acquisition closing date, it may result in adjustments to liability balances and goodwill.

The purchase price components are summarized in the following table:

(in thousands)	Total
Fair value of Class A common stock transferred	$9,724
Cash consideration	7,473
Total purchase price, as adjusted	$17,197

The following table presents the preliminary purchase price allocation, as adjusted, recorded in Gaia’s consolidated balance sheet as of December 31, 2021:

(in thousands)	Total
Cash	$829
Accounts receivable	21
Prepaid expenses and other current assets	248
Media library, software and equipment	47
Intangible assets	9,240
Goodwill	11,581
Accounts payable and other liabilities	(993)
Deferred tax liability for acquired intangible assets	(2,079)
Deferred revenue	(1,697)
Total purchase price	$17,197

Identifiable intangible assets are comprised of the following:

(in thousands)	Total	Estimated Life (months)
Customer relationships	$2,000	48
Content library	6,970	90
Tradenames	270	48
Total intangible assets acquired	$9,240

Customer relationships consists of the estimated value of future cash flows from current Yoga International members. These relationships are on a month-to-month basis for monthly plans and on an annual basis for annual plans. Content library consists of the fair value of approximately 4,000 hours of original content acquired. Tradenames represent the value of the Yoga International brand.

Goodwill generated from this acquisition primarily represents the value that is expected from the increased scale and synergies as a result of the integration of both businesses. Goodwill is not deductible for tax purposes.

The estimated fair value of the intangible assets acquired was determined by Gaia. We engaged a third‑party expert to assist with the valuation analysis. The Company used a multi period excess earnings method to value customer relationships, a cost approach to value the content library and a relief from royalty method to value tradenames.

The net tangible assets were valued at their respective carrying amounts as of the acquisition date, as we believe that these amounts approximate their current fair values.  The acquired entity's results of operations were included in the Company's consolidated financial statements from the date of acquisition, December 22, 2021. For the period from acquisition until December 31, 2021, Yoga International contributed net operating revenue of $0.3 million and a net loss of $32 thousand, which is reflected in the accompanying consolidated statement of operations.

During the year ended December 31, 2021, Gaia incurred costs related to this acquisition of $0.4 million that are included in acquisition costs in the accompanying consolidated statement of operations.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Yoga International as if it was consummated on January 1, 2020 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following adjustments were made:

•

For the year ended December 31, 2021, Gaia and Yoga International’s direct and incremental transaction costs of $0.4 million and $0.7 million, respectively, are adjusted for the combined entity as though the transaction costs were incurred during 2020, the beginning of the comparable prior period.

•

For the year ended December 31, 2021, Yoga International’s amortization expense was reduced by $15 thousand and for the year ended December 31, 2020 it was increased by $0.2 million, to reflect the amortization of intangible assets as though the transaction had occurred at the beginning of the comparable prior period.

This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2020. It should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information:

	For the Years Ended December 31,
(in thousands)	2021	2020

Revenues	$89,488	$77,414
Net income (loss)	4,569	(463)

5. Investment, Real Estate and Other Assets

We sold a 50% undivided interest in a portion of our corporate campus on September 9, 2020 as further discussed in Note 9. As of December 31, 2020, we reported the retained interest as investment in real estate and reclassified our real estate to investment, real estate and other assets on our accompanying consolidated balance sheets.

In 2016, we purchased 10% of the outstanding common stock and associated voting rights of a privately held Colorado corporation for $10.0 million. We are accounting for this investment at fair value, but have utilized the practical expedient guidance to record at cost. As part of our initial investment, we have the right, but not the obligation, to purchase additional shares. If we elect not to utilize our right to purchase additional shares or transfer these rights to another party by certain deadlines, we may be required to surrender and forfeit our existing stock ownership.

Investment, real estate and other assets consist of the following as of December 31:

(in thousands)	2021	2020
Corporate campus, net	$12,747	$13,117
Studio building, net	2,164	2,524
Investment, recorded at cost	10,000	10,000
Other assets	3,662	2,288
Other intangible assets, net	2,821	571
	$31,394	$28,500

6. Goodwill and Other Intangible Assets

The following table sets forth changes in goodwill:

(in thousands)
Balance at December 31, 2020	$17,289
Additions	11,581
Balance at December 31, 2021	$28,870

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Investments and Other Assets on the accompanying consolidated balance sheet as of December 31:

(in thousands)	2021	2020
Amortizable Intangible Assets
Customer relationships	$2,000	$—
Tradenames	270	—
Accumulated amortization	(12)	—
	$2,258	$—

Unamortized Intangible Assets
Domain names	$563	$571

The customer related intangible assets were amortized on a straight-line basis over 12 months. Amortization expense was $12 thousand and $0.2 million for 2021 and 2020, respectively. Future amortization of our amortizable intangible assets as of December 31, 2021 is expected to be as follows:

(in thousands)
2022	$568
2023	568
2024	568
2025	554
$2,258

7. Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following as of December 31:

(in thousands)	2021	2020
Accounts payable	$9,079	$4,832
Accrued compensation	2,005	1,783
Current portion of lease liability	718	691
Current portion of mortgage	142	138
Deferred cash purchase consideration	866	—
Accrued expenses	2,152	1,503
	$14,962	$8,947

8. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 9, we leased the property pursuant to a master lease for a term extending through September 30, 2030, with two five-year extensions. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the lease term. On commencement of the lease, we recorded a right-of-use asset and operating lease liability of $8.8 million.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

		December 31,	December 31,
(in thousands)	Balance Sheet Classification	2021	2020
Right-of-use asset	Right-of-use lease asset, net	$7,871	$8,622

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$718	$691
Operating lease liability (non-current)	Long-term lease liability	7,234	7,952
		$7,952	$8,643

	For the Year Ended December 31,
(in thousands	2021	2020
Cash paid for operating lease liabilities	$1,001	$321
Right-of-use asset obtained in exchange for operating lease obligation	—	8,841

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of December 31, 2021 is expected to be as follows:

(in thousands)
2022	$1,001
2023	1,001
2024	1,008
2025	1,035
2026	1,064
Thereafter	4,253
Future lease payments, gross	9,362
Less: Imputed interest	(1,410)
Operating lease liability	$7,952

9. Debt

On September 9, 2020, Boulder Road sold a 50% undivided interest in a portion of our corporate campus to Westside Boulder, LLC (“Westside”). Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. Boulder Road received consideration of $13.15 million in the transaction. Simultaneously with the closing of the sale, Boulder Road used the sale proceeds, along with the proceeds of a $4 million loan to Gaia from an affiliate of Westside, to repay all outstanding amounts secured by the mortgage. The $4 million promissory note, which bore the same interest as the retired mortgage at 5.75% per annum, was repaid and cancelled on December 29, 2020 as discussed further below. We recorded a gain on the sale of $6.1 million, which is included in Interest and other income (expense), net on the accompanying consolidated statements of operations.

On December 28, 2020, Boulder Road and Westside entered into a loan agreement with Great Western Bank, as lender, providing for a mortgage loan in the principal amount of $13 million.  The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage is subject to certain financial covenants related to the underlying property.

Maturities on long-term debt, net are as follows:

(in thousands)
2022	144
2023	150
2024	156
2025	5,801
$6,251

10. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2021 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

11. Earnings Per Share

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

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020

Diluted earnings per share:
Net income	$3,731	$519
Shares used in computation:
Weighted-average common stock outstanding	19,307	18,921
Common stock equivalents	527	384
Weighted-average number of shares	19,834	19,305
Diluted earnings per share	$0.19	$0.03

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential share of common stock excluded from the diluted calculation:

	For the Year Ended December 31,
(in thousands)	2021	2020

Employee stock options and restricted stock units	15	14

12. Shareholders’ Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each holder of our Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common stock and our Class B common stock vote as a single class on all matters that are submitted to the shareholders for a vote, except as provided by law or as set forth in our charter. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman and CEO, holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 378,778 shares of Class A common stock. Consequently, our chairman holds approximately 79% of our voting stock and is able to exert substantial influence over and to control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

During 2021 and 2020, we issued shares of our Class A common stock as shown in the table below under our 2019 Long-Term Incentive Plan (the “2019 Plan”) and the 2009 Long-Term Incentive Plan (the “2009 Plan”).

	For the Years Ended December 31,
	2021	2020
Shares issued to independent directors for vesting of restricted stock units issued for services rendered, in lieu of cash compensation	19,184	18,720
Shares issued to employees upon exercise of stock options, vesting of restricted stock units, and employee stock purchase program	116,393	354,113

In June 2020, we issued 139,617 shares of Class A common stock as additional consideration for an earnout related to an acquisition that was completed in June 2019 based on the acquired platform maintaining profitability and exceeding the upper threshold of a member growth target as of June 30, 2020. We relieved the $0.4 million liability that was recorded for this additional consideration when we issued the Class A common stock.  In addition, during June 2020 we issued 247,270 shares of Class A common stock upon conversion of $1.75 million in secured convertible promissory notes issued as partial consideration for the acquisitions described above.

As of December 31, 2021, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common stock	5,400,000
Reserved under the ESPP	254,644
Stock options outstanding under the 2009 Plan	229,196
Restricted stock units outstanding under the 2009 Plan	517,705
Restricted stock units outstanding under the 2019 Plan	480,937
Total shares reserved for future issuance	6,882,482

13. Share-Based Compensation

The Company’s 2019 Employee Stock Purchase Plan (the “ESPP”) became effective on April 29, 2019. The purpose of the ESPP is to provide eligible employees an opportunity to purchase shares of our Class A common stock over time through regular payroll deductions. The ESPP initially reserved and authorized the issuance of up to a total of 300,000 shares of our Class A common stock to participating employees, subject to certain adjustments. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each year beginning with 2020 in an amount equal to the number of shares issued under the ESPP in the prior year.  No participant may purchase more than 1,000 shares of our Class A common stock during any offering period under the ESPP. In addition, under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of our Class A common stock, valued at the start of the offering period, under the ESPP for each calendar year.

On April 29, 2019, the 2019 Plan became effective. This replaced the 2009 Plan, which lost the authority to grant new options under the 2009 Plan on April 23, 2019. The purpose of the 2019 Plan is to advance the interests of our company and its shareholders by providing incentives to certain employees and other key individuals who perform services for us, including those who contribute significantly to the strategic and long-term performance objectives and growth of our company. No more than 1.8 million shares of our Class A common stock, subject to certain adjustments, may be issued under the 2019 Plan, and the 2019 Plan terminates no later than April 25, 2029.

In 2015, we commenced issuing restricted stock units (RSUs). The RSUs entitle the recipient to receive one share of Class A common stock for each RSU upon vesting. The RSUs are issued with cliff vesting in five years for employees and one year for directors, provided that the recipient is still an employee or director of Gaia on such date. The RSUs will be automatically forfeited and of no further force and effect if the vesting conditions are not met. We use intrinsic value method for RSUs, which due to the nature of these awards, is typically market price of our common stock on the date of grant. No options were granted during 2021 or 2020. The exercise price of our legacy outstanding options is generally equal to the closing market price of our stock at the date of the grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees, and one year for board members.

The table below presents a summary of activity under the 2009 Plan and the 2019 Plan, as of December 31, 2021, and changes during the year then ended:

(in thousands, except share and per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,375,798	$7.87
Restricted stock unit grants	178,445	—
Exercised options	(90,000)	6.83
Restricted stock unit vesting	(27,380)	—
Cancelled or forfeited restricted stock units	(209,025)	—
Outstanding at December 31, 2021	1,227,838	$8.18	4.6	$10,523
Exercisable options at December 31, 2021	228,796	$8.18	4.6	$188

The table below presents our valuation data:

(in thousands, except per share amounts)	2021	2020
Valuation Data:
Weighted-average fair value (per share)	$9.96	$10.55
Total stock-based compensation expense	$1,710	$2,338
Total income tax impact on provision	$1,299	$240

The table below presents our outstanding RSU’s by vest date:

Vest Date	RSU's
March 31, 2022	313,823
April 30, 2022	18,112
January 1, 2023	8,196
March 31, 2024	195,686
March 31, 2026	462,825
998,642

We issue new shares upon the exercise of options and vesting of RSUs. We received approximately $0.6 million and $0.2 million in cash from stock options exercised during 2021 and 2020, respectively. The total intrinsic value of options exercised during 2021 and 2020 was $0.4 million and $13 thousand, respectively. The total fair value of options vested was $11 thousand and $24 thousand during 2021 and 2020, respectively.

As of December 31, 2021, there was $5.2 million of unrecognized cost related to non-vested share-based compensation arrangements granted under the 2009 and 2019 Plans. We expect that cost to be recognized over a weighted-average period of 3.63 years.

14. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2021	2020
Current:
Federal	$—	$—
State	16	129
Total current	16	129
Deferred:
Federal	(1,892)	47
State	(135)	4
Total deferred	(2,027)	51
Provision for (benefit from) income taxes	$(2,011)	$180

Variations from the federal statutory rate are as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020
Expected federal income tax benefit at statutory rate of 21% in 2021 and 2020	$361	$147
Effect of permanent other differences	3	239
Effect of acquired intangible assets from business combination	(2,079)	—
Return to provision adjustments	58	134
State income tax expense (benefit), net of federal benefit tax assets	30	10
Valuation allowance	(384)	(350)
Provision for (benefit from) income taxes	$(2,011)	$180

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets (liabilities) are as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets (liabilities):
Stock-based compensation	$1,299	$1,065
Depreciation and amortization	(3,319)	(1,111)
Section 181 qualified production expense	—	(3,960)
Net operating loss carryforward	16,427	20,791
Charitable carryforward	15	118
Right of use lease asset	(1,771)	—
Long-term lease	1,628	—
Other	446	417
Tax credits	300	276
Valuation allowance	(15,334)	(17,853)
Total deferred tax liabilities, net of valuation allowance	$(309)	$(257)

The source of income before income taxes are as follows:

(in thousands)	2021	2020
Domestic	$1,720	$699

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. We determined that a valuation allowance against our deferred tax assets of $15.3 million and $17.9 million for 2021 and 2020, respectively, was necessary due to the cumulative loss incurred over a three-year period. We have federal and state net operating loss carryforwards of approximately $73.0 million and $19.7 million, respectively, of which $2.2 million in federal net operating losses expire after 2037. Net operating losses generated in 2018 and beyond do not expire.

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

15.  Segment Information and Geographic Information

As discussed in Note 2, our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia based on the billing location of the member.

The following represents geographical data for our operations:

	For the Years Ended December 31,
(in thousands)	2021	2020
Revenue:
United States	$44,283	$40,687
International	35,290	26,140
	$79,573	$66,827

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Gaia have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Item 9B.	Other Information

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 28, 2022, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 28, 2022, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 28, 2022, to be filed with the Commission pursuant to Regulation 14A.

Equity Compensation Plan Information

See Part II, Item 5 for information regarding securities authorized for issuance under our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 28, 2022, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 28, 2022, to be filed with the Commission pursuant to Regulation 14A.

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

2.1

Agreement and Plan of Merger dated as of December 22, 2021, by and among Gaia, Inc., YI Merger Sub I, Inc., YI Merger Sub II, LLC, and Yoga International Inc. (incorporated by reference to Exhibit 2.1 of Gaia’s Form 8-K filed on December 23, 2021 (No. 000-27517)

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

Exhibit No.	Description
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

21.1	List of Gaia, Inc. Subsidiaries (filed herewith).
23.1	Consent letter from Armanino, LLP (filed herewith).
23.2	Consent letter from Plante Moran, PLLC (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer
February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ James Colquhoun James Colquhoun	Director	February 28, 2022

/s/ Kristin Frank Kristin Frank	Director	February 28, 2022

/s/ David Maisel David Maisel	Director	February 28, 2022

/s/ Keyur Patel Keyur Patel	Director	February 28, 2022

/s/ Paul Sutherland Paul Sutherland	Director	February 28, 2022

/s/ Anaa Udaybabu Anaa Udaybabu	Director	February 28, 2022

/s/ Paul Tarell Paul Tarell	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022