Form 10-Q
period 2022-06-30
GAIA, INC
filed 2022-08-01
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2022
Class A Common Stock ($0.0001 par value)	15,406,186
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2022, the interim results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Operating results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2021.

GAIA, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$6,195	$10,269
Accounts receivable	2,972	2,728
Prepaid expenses and other current assets	2,278	1,986
Total current assets	11,445	14,983
Media library, software and equipment, net	52,618	50,558
Right-of-use lease asset, net	7,486	7,871
Real estate, investment and other assets, net	31,002	31,394
Goodwill	28,870	28,870
Total assets	$131,421	$133,676
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$11,604	$14,962
Deferred revenue	15,218	14,847
Total current liabilities	26,822	29,809
Long-term mortgage, net	6,035	6,109
Long-term lease liability	6,865	7,234
Deferred taxes	309	309
Total liabilities	40,031	43,461
Shareholders' equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 15,406,186 and 15,061,337 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	163,289	162,316
Accumulated deficit	(71,901)	(72,103)
Total shareholders' equity	91,390	90,215
Total liabilities and shareholders' equity	$131,421	$133,676

The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenues, net	$20,720	$19,443	$42,551	$38,339
Cost of revenues	2,759	2,509	5,664	4,947
Gross profit	17,961	16,934	36,887	33,392
Expenses:
Selling and operating	15,869	14,738	32,654	29,276
Corporate, general and administration	1,794	1,501	3,579	2,997
Acquisition costs	—	—	49	—
Total operating expenses	17,663	16,239	36,282	32,273
Income from operations	298	695	605	1,119
Interest and other expense, net	(50)	(52)	(110)	(118)
Income before income taxes	248	643	495	1,001
Provision for (benefit from) income taxes	—	—	—	—
Income from continuing operations	248	643	495	1,001
Loss from discontinued operations	(132)	—	(293)	—
Net income	$116	$643	$202	$1,001

Earnings per share:
Basic
Continuing operations	$0.01	$0.03	$0.02	$0.05
Discontinued operations	$(0.01)	$—	(0.01)	—
Basic earnings per share	$—	$0.03	$0.01	$0.05
Diluted
Continuing operations	$0.01	$0.03	$0.02	$0.05
Discontinued operations	$(0.01)	$—	(0.01)	—
Diluted earnings per share	$—	$0.03	$0.01	$0.05
Weighted-average shares outstanding:
Basic	20,788	19,268	20,627	19,235
Diluted	20,795	19,810	20,795	19,786

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	(unaudited)
(in thousands, except shares)	Total Shareholders' Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2021	$74,235	$(75,834)	$2	$150,067	19,182,951
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan and share-based compensation	684	—	—	684	17,895
Net income	358	358	—	—	—
Balance at March 31, 2021	$75,277	$(75,476)	$2	$150,751	19,200,846
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	771	—	—	771	117,141
Net loss	643	643	—	—	—
Balance at June 30, 2021	$76,691	$(74,833)	$2	$151,522	19,317,987

Balance at January 1, 2022	$90,215	$(72,103)	$2	$162,316	20,461,337
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	540	—	—	540	313,823
Net income	86	86	—	—	—
Balance at March 31, 2022	$90,841	$(72,017)	$2	$162,856	20,775,160
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, and share-based compensation	433	—	—	433	31,026
Net income	116	116	—	—	—
Balance at June 30, 2022	$91,390	$(71,901)	$2	$163,289	20,806,186

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2022	2021
	(unaudited)
Operating activities:
Net income	$202	$1,001
Loss from discontinued operations	293	—
Income from continuing operations	495	1,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,904	6,331
Share-based compensation expense	930	703
Changes in operating assets and liabilities:
Accounts receivable	(244)	(804)
Prepaid expenses and other assets	(292)	87
Accounts payable and accrued liabilities	(2,476)	(226)
Deferred revenue	371	2,348
Net cash provided by operating activities - continuing operations	6,688	9,440
Net cash used in operating activities - discontinued operations	(293)	—
Net cash provided by operating activities	6,395	9,440
Investing activities:
Additions to media library, property and equipment	(9,572)	(8,979)
Acquisitions, net of cash acquired, and purchase of intangible assets	(847)	—
Net cash used in investing activities	(10,419)	(8,979)
Financing activities:
Repayment of debt	(93)	(79)
Proceeds from the issuance of common stock	43	752
Net cash provided by (used in) financing activities	(50)	673
Net change in cash	(4,074)	1,134
Cash at beginning of period	10,269	12,605
Cash at end of period	$6,195	$13,739
Supplemental cash flow information
Interest paid	$129	$132

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

On December 22, 2021, Gaia completed the acquisition of Yoga International, Inc. (“Yoga International”). Yoga International was founded by the Himalayan Institute in 1991, as a print magazine considered by many to be an authentic voice of yoga in the West. In 2013, Yoga International transformed into a digital-only publication, and has subsequently evolved into an online platform for yoga practice and education, with more than 60% of its current membership outside the United States. See our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the Yoga International acquisition.

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

3. Equity and Share-Based Compensation

During the first six months of 2022 and 2021, we recognized approximately $930 and $703, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during the first six months of 2022 and 90,000 options exercised during the first six months of 2021.

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2021 through June 30, 2022.

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Real estate, investment and other assets, net on the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Amortizable Intangible Assets
Customer relationships	$2,000	$2,000
Tradenames	270	270
Accumulated amortization	(296)	(12)
	$1,974	$2,258

Unamortized Intangible Assets
Domain names	$563	$563

Our amortizable assets are expected to be amortized on a straight-line basis over 48 months. Amortization expense was $142 and $284 for the three and six months ended June 30, 2022. There was no amortization expense for the first three and six months of 2021.  Future amortization of our amortizable intangible assets as of June 30, 2022 is expected to be as follows:

(in thousands)
2022 (remaining)	$284
2023	568
2024	568
2025	554
$1,974

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

Maturities on long-term debt, net are:

(in thousands)
2022 (remaining)	$73
2023	150
2024	156
2025	5,801
$6,180

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

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

		June 30,	December 31,
(in thousands)	Balance Sheet Classification	2022	2021
Right-of-use asset	Right-of-use lease asset, net	$7,486	$7,871

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$731	$718
Operating lease liability (non-current)	Long-term lease liability	6,865	7,234
		$7,596	$7,952

	For the Three Months Ended June 30,
(in thousands)	2022	2021
Cash paid for operating lease liabilities	$250	$250

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for operating lease liabilities	$500	$500

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of June 30, 2022 is expected to be:

(in thousands)
2022 (remaining)	$499
2023	1,001
2024	1,008
2025	1,035
2026	1,064
Thereafter	4,253
Future lease payments, gross	8,860
Less: Imputed interest	(1,264)
Operating lease liability	$7,596

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Weighted-average common stock outstanding	20,788	19,268	20,627	19,235
Common stock equivalents	7	542	168	551
Weighted-average number of shares	20,795	19,810	20,795	19,786

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Employee stock options and RSU's	475	24	413	31

8. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of June 30, 2022. As of June 30, 2022, our net operating loss carryforwards on a gross basis were $76,600 and $20,700 for federal and state, respectively.

9. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2022 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

We reported net income from continuing operations of $0.5 million for the first six months of 2022, a decrease of $0.5 million from $1.0 million for the first six months of 2021.  The decrease is primarily due to additional amortization and ongoing integration activities related to the Yoga International acquisition.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenues, net	$20,720	$19,443	$42,551	$38,339
Cost of revenues	2,759	2,509	5,664	4,947
Gross profit margin	86.7%	87.1%	86.7%	87.1%
Selling and operating	15,869	14,738	32,654	29,276
Corporate, general and administration	1,794	1,501	3,579	2,997
Acquisition costs	—	—	49	—
Total operating expenses	17,663	16,239	36,282	32,273
Income from operations	298	695	605	1,119
Interest and other expense, net	(50)	(52)	(110)	(118)
Income before income taxes	248	643	495	1,001
Provision for (benefit from) income taxes	—	—	—	—
Income from continuing operations	248	643	495	1,001
Loss from discontinued operations	(132)	—	(293)	—
Net income	$116	$643	$202	$1,001

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.3%	12.9%	13.3%	12.9%
Gross profit	86.7%	87.1%	86.7%	87.1%
Expenses:
Selling and operating	76.6%	75.8%	76.7%	76.4%
Corporate, general and administration	8.7%	7.7%	8.4%	7.8%
Acquisition costs	0.0%	0.0%	0.1%	0.0%
Total operating expenses	85.2%	83.5%	85.3%	84.2%
Income from operations	1.4%	3.6%	1.4%	2.9%
Interest and other expense, net	(0.2)%	(0.3)%	(0.3)%	(0.3)%
Income before income taxes	1.2%	3.3%	1.2%	2.6%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Income from continuing operations	1.2%	3.3%	1.2%	2.6%
Loss from discontinued operations	(0.6)%	—%	(0.7)%	—%
Net income	0.6%	3.3%	0.5%	2.6%

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenues, net. Revenues increased $1.3 million, or 6.7%, to $20.7 million during the three months ended June 30, 2022, compared to $19.4 million during the three months ended June 30, 2021. This was primarily driven by an increase in both members and average monthly revenue per member compared to the year-earlier period.

Cost of revenues. Cost of revenues increased $0.3 million, or 12.0%, to $2.8 million during the three months ended June 30, 2022, from $2.5 million during the three months ended June 30, 2021 primarily due to increased amortization of our content library.  Gross profit margin decreased during the three months ended June 30, 2022 to 86.7% from 87.1% for three months ended June 30, 2021 primarily due to increased content amortization related to an overall increase in our investment of our original content offerings as we add additional content in Spanish, French, and German and content acquired as part of the Yoga International acquisition.

Selling and operating expenses. Selling and operating expenses increased $1.2 million, or 8.2% to $15.9 million during the three months ended June 30, 2022, compared to $14.7 million during the three months ended June 30, 2021, driven primarily by increased personnel related and technology operating costs as we focus on expanding our international member base as well as incremental expenses incurred as part of the Yoga International acquisition and finalizing a business continuity initiative. As a percentage of net revenues, these expenses increased slightly to 76.6% for three months ended June 30, 2022 compared to 75.8% for the three months ended June 30, 2021.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.3 million or 20.0%, to $1.8 million during the three months ended June 30, 2022 from $1.5 million during the three months ended June 30, 2021 due primarily to increased personnel related costs, as well as the addition of expenses incurred as a result of the acquisition of Yoga International. As a percentage of net revenues, these expenses increased to 8.7% for the three months ended June 30, 2022 from 7.7% for the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenues, net. Revenues increased $4.3 million, or 11.2%, to $42.6 million during the six months ended June 30, 2022, compared to $38.3 million during the six months ended June 30, 2021. This was primarily attributed to an increase in both members and average monthly revenue per member compared to the year-earlier period.

Cost of revenues. Cost of revenues increased $0.8 million, or 16.3%, to $5.7 million during the six months ended June 30, 2022, from $4.9 million during the six months ended June 30, 2021 primarily due to increased amortization of our content library.  Gross profit margin decreased during the six months ended June 30, 2022 to 86.7% from 87.1%  primarily due to increased content amortization related to an overall increase in our investment of our original content offerings as we add additional content in Spanish, French, and German and content acquired as part of the Yoga International acquisition.

Selling and operating expenses. Selling and operating expenses increased $3.4 million, or 11.6% to $32.7 million during the six months ended June 30, 2022, compared to $29.3 million during the six months ended June 30, 2021, driven primarily by increased technology operating costs as we focus on expanding our international member base as well as incremental expenses incurred as part of the Yoga International acquisition and finalizing a business continuity initiative. As a percentage of net revenues, these expenses remained relatively flat at 76.7% for the six months ended June 30, 2022 and 76.4% for the six months ended June 30, 2021.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.6 million or 20.0%, to $3.6 million during the six months ended June 30, 2022 from $3.0 million during the six months ended June 30, 2021 due primarily to increased personnel related costs, as well as the addition of expenses incurred as a result of the acquisition of Yoga International. As a percentage of net revenues, these expenses increased to 8.4% for the six months ended June 30, 2022 from 7.8% for the six months ended June 30, 2021.

Seasonality

Our member base growth reflects seasonal variations driven primarily by periods when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. The effects of the global pandemic have shifted our historical pattern over the past two years, but we have historically experienced the greatest member growth in the fourth and first quarters (October through February), and slowest growth during May through August. This has historically driven quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but has not historically resulted in corresponding seasonality in net revenue. As we continue to expand internationally, we also expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

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

Our budgeted content and capital expenditures for the remainder of 2022 are expected to be between $6 to $10 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate cash flows from operations in October 2019 and have continued to generate cash flows from operations since. We expect to continue generating cash flows from operations during the remainder of 2022. We generated approximately $6.7 million in cash flows from continuing operations during the six months ended June 30, 2022.  As of June 30, 2022, our cash balance was $6.2 million.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition, or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

While there can be no assurances, we believe our cash on hand, our cash expected to be generated from operations, our potential borrowing capabilities now that we have a history of generating positive operating cash flows, and out potential capital raising capabilities will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties, or other factors.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$6,688	$9,440
Operating activities - discontinued operations	(293)	—
Operating activities	6,395	9,440
Investing activities	(10,419)	(8,979)
Financing activities	(50)	673
Net change in cash	$(4,074)	$1,134

Operating activities. Cash flows provided by operations decreased $3.0 million during the first six months of 2022 compared to the same period in 2021. The decrease was primarily driven by timing of working capital, primarily accounts payable and deferred revenues.

Investing activities. Cash flows used in investing activities increased $1.4 million during the first six months of 2022 compared to the same period in 2021 due primarily to the payment of the deferred purchase consideration related to our acquisition of Yoga International.

Financing activities. Cash flows used in financing activities were primarily impacted by the $0.6 million from option exercises in the six months ended June 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of June 30, 2022, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gaia, Inc.
(Registrant)

August 1, 2022	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

August 1, 2022	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)