Form 10-Q
period 2022-09-30
GAIA, INC
filed 2022-11-07
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2022
Class A Common Stock ($0.0001 par value)	15,406,186
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2022, the interim results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2021.

GAIA, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$10,841	$10,269
Accounts receivable	3,121	2,728
Prepaid expenses and other current assets	2,738	1,986
Total current assets	16,700	14,983
Media library, software and equipment, net	53,160	50,558
Right-of-use lease asset, net	7,290	7,871
Real estate, investment and other assets, net	30,839	31,394
Goodwill	28,870	28,870
Total assets	$136,859	$133,676
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$12,303	$14,822
Short-term debt and lease liability	7,647	140
Deferred revenue	14,574	14,847
Total current liabilities	34,524	29,809
Long-term mortgage, net	5,996	6,109
Long-term lease liability	6,678	7,234
Deferred taxes	309	309
Total liabilities	47,507	43,461
Shareholders' equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 15,406,186 and 15,061,337 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	163,626	162,316
Accumulated deficit	(74,276)	(72,103)
Total shareholders' equity	89,352	90,215
Total liabilities and shareholders' equity	$136,859	$133,676

The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenues, net	$19,907	$20,405	$62,458	$58,744
Cost of revenues	2,648	2,626	8,312	7,573
Gross profit	17,259	17,779	54,146	51,171
Expenses:
Selling and operating	15,543	15,544	48,197	44,820
Corporate, general and administration	2,019	1,509	5,598	4,506
Acquisition costs	—	—	49	—
Total operating expenses	17,562	17,053	53,844	49,326
Income (loss) from operations	(303)	726	302	1,845
Interest and other expense, net	(65)	(79)	(175)	(197)
Anticipated SEC settlement	(2,000)	—	(2,000)	—
Income (loss) before income taxes	(2,368)	647	(1,873)	1,648
Provision for (benefit from) income taxes	—	—	—	—
Income (loss) from continuing operations	(2,368)	647	(1,873)	1,648
Loss from discontinued operations	(7)	—	(300)	—
Net income (loss)	$(2,375)	$647	$(2,173)	$1,648

Earnings (loss) per share:
Basic
Continuing operations	$(0.11)	$0.03	$(0.09)	$0.09
Discontinued operations	$—	$—	$(0.01)	$—
Basic earnings (loss) per share	$(0.11)	$0.03	$(0.10)	$0.09
Diluted
Continuing operations	$(0.11)	$0.03	$(0.09)	$0.08
Discontinued operations	$—	$—	$(0.01)	$—
Diluted earnings (loss) per share	$(0.11)	$0.03	$(0.10)	$0.08
Weighted-average shares outstanding:
Basic	20,806	19,318	20,686	19,262
Diluted	20,806	19,812	20,686	19,787

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	(unaudited)
(in thousands, except shares)	Total Shareholders' Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2021	$74,235	$(75,834)	$2	$150,067	19,182,951
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan and share-based compensation	684	—	—	684	17,895
Net income	358	358	—	—	—
Balance at March 31, 2021	$75,277	$(75,476)	$2	$150,751	19,200,846
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	771	—	—	771	117,141
Net loss	643	643	—	—	—
Balance at June 30, 2021	$76,691	$(74,833)	$2	$151,522	19,317,987
Share-based compensation	533	—	—	533	—
Net income	647	647	—	—	—
Balance at September 30, 2021	$77,871	$(74,186)	$2	$152,055	19,317,987

Balance at January 1, 2022	$90,215	$(72,103)	$2	$162,316	20,461,337
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	540	—	—	540	313,823
Net income	86	86	—	—	—
Balance at March 31, 2022	$90,841	$(72,017)	$2	$162,856	20,775,160
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, and share-based compensation	433	—	—	433	31,026
Net income	116	116	—	—	—
Balance at June 30, 2022	$91,390	$(71,901)	$2	$163,289	20,806,186
Share-based compensation	337	—	—	337	—
Net loss	(2,375)	(2,375)	—	—	—
Balance at September 30, 2022	$89,352	$(74,276)	$2	$163,626	20,806,186

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
	(unaudited)
Operating activities:
Net income (loss)	$(2,173)	$1,648
Loss from discontinued operations	300	—
Income (loss) from continuing operations	(1,873)	1,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,009	9,641
Share-based compensation expense	1,267	1,236
Changes in operating assets and liabilities:
Accounts receivable	(393)	(565)
Prepaid expenses and other current assets	(752)	(117)
Accounts payable and accrued liabilities	(1,612)	989
Deferred revenue	(273)	1,754
Net cash provided by operating activities - continuing operations	8,373	14,586
Net cash used in operating activities - discontinued operations	(300)	—
Net cash provided by operating activities	8,073	14,586
Investing activities:
Additions to media library, software and equipment	(14,056)	(13,355)
Acquisitions, net of cash acquired, and purchase of intangible assets	(847)	—
Net cash used in investing activities	(14,903)	(13,355)
Financing activities:
Repayment of debt	(141)	(160)
Proceeds from short-term borrowings	7,500	—
Proceeds from the issuance of common stock	43	752
Net cash provided by financing activities	7,402	592
Net change in cash	572	1,823
Cash at beginning of period	10,269	12,605
Cash at end of period	$10,841	$14,428
Supplemental cash flow information
Interest paid	$201	$198

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

3. Equity and Share-Based Compensation

During the first nine months of 2022 and 2021, we recognized approximately $1,267 and $1,236, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during the first nine months of 2022 and 90,000 options exercised during the first nine months of 2021.

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2021 through September 30, 2022.

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Real estate, investment and other assets, net on the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Amortizable Intangible Assets
Customer relationships	$2,000	$2,000
Tradenames	270	270
Accumulated amortization	(437)	(12)
	$1,833	$2,258

Unamortized Intangible Assets
Domain names	$563	$563

Our amortizable assets are expected to be amortized on a straight-line basis over 48 months. Amortization expense was $142 and $425 for the three and nine months ended September 30, 2022. There was no amortization expense for the three and nine months ended September 30, 2021. Future amortization of our amortizable intangible assets as of September 30, 2022 is expected to be as follows:

(in thousands)
2022 (remaining)	$142
2023	568
2024	568
2025	555
$1,833

5. Debt

On August 25, 2022 (the "Closing Date"), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the "Credit Agreement") with KeyBank National Association ("KeyBank"). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10,000 with a sublimit of $1,000 available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. On September 30, 2022, $7,500 was drawn under the Credit Agreement, which is included in Short-term debt and lease liability on the accompanying condensed consolidated balance sheet as of September 30, 2022.

Loans made, or letters of credit issued, under the Credit Agreement mature on August 25, 2025 and are secured (subject to permitted liens and other exceptions) by a first priority lien on all business assets, including intellectual property, of Gaia and the subsidiary guarantors.

Any advance under the Credit Agreement shall bear interest at the Daily Simple SOFR rate (subject to a floor of 0.00%), plus, the SOFR Index Adjustment of 0.10%, plus a margin of 2.00%; provided, that, during the existence of a Benchmark Unavailability Period or a SOFR Unavailability Period, advances shall bear interest at the Base Rate, which is a fluctuating interest rate per annum equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) KeyBank’s “prime rate,” (iii) SOFR and (iv) 3.00%, plus, in each instance, a margin of 1.00%.

The aggregate outstanding amount of advances under the Credit Agreement is required to be $0 for at least 30 consecutive days during the period commencing on the 12-month anniversary of the Closing Date and ending on the 24-month anniversary of the Closing Date.

The Credit Agreement contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Credit Agreement requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 1.50 to 1.00 for any computation period.

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

Maturities on long-term debt, net are:

(in thousands)
2022 (remaining)	$36
2023	150
2024	156
2025	5,801
$6,143

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

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

		September 30,	December 31,
(in thousands)	Balance Sheet Classification	2022	2021
Right-of-use asset	Right-of-use lease asset, net	$7,290	$7,871

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$738	$718
Operating lease liability (non-current)	Long-term lease liability	6,678	7,234
		$7,416	$7,952

	For the Three Months Ended September 30,
(in thousands)	2022	2021
Cash paid for operating lease liabilities	$250	$250

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for operating lease liabilities	$750	$750

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of September 30, 2022 is expected to be:

(in thousands)
2022 (remaining)	$250
2023	1,001
2024	1,008
2025	1,035
2026	1,064
Thereafter	4,253
Future lease payments, gross	8,611
Less: Imputed interest	(1,195)
Operating lease liability	$7,416

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Weighted-average common stock outstanding	20,806	19,318	20,686	19,262
Common stock equivalents	—	494	—	525
Weighted-average number of shares	20,806	19,812	20,686	19,787

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
Common stock equivalents excluded due to net loss	6	—	97	—
Employee stock options and RSUs	976	31	672	31
	982	31	769	31

8. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of September 30, 2022. As of September 30, 2022, our net operating loss carryforwards on a gross basis were $76,976 and $20,760 for federal and state, respectively.

9. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2022 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

SEC Investigation and Anticipated Settlement

In June 2020, Gaia received a request for voluntary production of documents in an investigation by the staff of the Denver Regional Office (the “Staff”) of the U.S. Securities and Exchange Commission (the “SEC”). Since that time, Gaia has responded to the initial voluntary requests and subsequent subpoenas issued by the Staff. In September 2022, Gaia and Gaia's Chief Financial Officer (“CFO”) reached an agreement in principle with the Staff on a framework for a complete resolution of the investigation. The agreement in principle contemplates that Gaia would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that Gaia (a) misstated in its April 29, 2019 earnings release and earnings call the number of paying subscribers for the period ending March 31, 2019, a quarter during which Gaia extended a free month of service to certain subscribers in the midst of a transition to a new enterprise-wide data system and (b) failed to comply with SEC whistleblower protection requirements with respect to the termination of one employee and the language used in severance agreements for other employees; and (2) requiring Gaia to pay a total civil monetary penalty of $2,000 over a one-year period for these violations. At the same time, the CFO would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that the CFO caused Gaia's misstatements in the April 29, 2019 earnings release and earnings call that is described above; and (2) requiring the CFO to pay a civil monetary penalty of $50. The contemplated settlement with Gaia and the CFO involve violations that require only negligence rather than intentional conduct. There can be no assurance that the contemplated settlement will be finalized and approved. Based on Gaia's agreement in principle with the Staff, however, Gaia has accrued a liability in the amount of $2,000. This liability is included in Accounts payable, accrued and other liabilities on the accompanying condensed consolidated balance sheets and as a separate line in the condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend”, “will” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, future losses, competition, loss of key personnel, price changes, membership growth, brand reputation, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, failure of third parties to provide adequate service, future internet-related taxes, our founder’s control of us, litigation, fluctuations in quarterly operating results, consumer trends, the effect of government regulation and programs, the impact of the coronavirus (COVID-19) pandemic and our response to it, the anticipated resolution of the SEC investigation and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Commencing during the second half of March 2020 and continuing through July 2020, we saw an increase in demand for our content from both current and potential members. This created a positive trend in existing member retention, costs to acquire new members, and the corresponding revenue and cash flow impacts from these higher volumes. This trend dissipated beginning in August 2020, when we saw the online paid media advertising market start to return to historical norms with a corresponding effect on the cost of our online advertising efforts. With the expansion of privacy regulations affecting a large number of mobile consumers during the summer of 2021, we have continued to see an increase in the cost of our online advertising efforts which has reduced the number of new members we can add with our allocated marketing spend. We also experienced elevated member cancellations during March to July 2022 from the members that joined us during this time period in 2020.

We reported a net loss from continuing operations of $1.9 million for the first nine months of 2022, a decrease of $3.5 million from net income from continuing operations of $1.6 million for the first nine months of 2021. The decrease is primarily due to the inclusion of a $2.0 million anticipated legal settlement for the nine months ended September 30, 2022, as described in Note 9, as well as additional amortization and ongoing integration activities related to the Yoga International acquisition.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenues, net	$19,907	$20,405	$62,458	$58,744
Cost of revenues	2,648	2,626	8,312	7,573
Gross profit margin	86.7%	87.1%	86.7%	87.1%
Selling and operating	15,543	15,544	48,197	44,820
Corporate, general and administration	2,019	1,509	5,598	4,506
Acquisition costs	—	—	49	—
Total operating expenses	17,562	17,053	53,844	49,326
Income (loss) from operations	(303)	726	302	1,845
Interest and other expense, net	(65)	(79)	(175)	(197)
Anticipated SEC settlement	(2,000)	—	(2,000)	—
Income (loss) before income taxes	(2,368)	647	(1,873)	1,648
Provision for (benefit from) income taxes	—	—	—	—
Income (loss) from continuing operations	(2,368)	647	(1,873)	1,648
Loss from discontinued operations	(7)	—	(300)	—
Net income (loss)	$(2,375)	$647	$(2,173)	$1,648

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.3%	12.9%	13.3%	12.9%
Gross profit	86.7%	87.1%	86.7%	87.1%
Expenses:
Selling and operating	78.1%	76.2%	77.2%	76.3%
Corporate, general and administration	10.1%	7.4%	9.0%	7.7%
Acquisition costs	0.0%	0.0%	0.1%	0.0%
Total operating expenses	88.2%	83.6%	86.2%	84.0%
Income (loss) from operations	(1.5)%	3.6%	0.5%	3.1%
Interest and other expense, net	(0.3)%	(0.4)%	(0.3)%	(0.3)%
Anticipated SEC settlement	(10.0)%	0.0%	(3.2)%	0.0%
Income (loss) before income taxes	(11.9)%	3.2%	(3.0)%	2.8%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Income (loss) from continuing operations	(11.9)%	3.2%	(3.0)%	2.8%
Loss from discontinued operations	(0.0)%	—%	(0.5)%	—%
Net income (loss)	(11.9)%	3.2%	(3.5)%	2.8%

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenues, net. Revenues decreased $0.5 million, or 2.5%, to $19.9 million during the three months ended September 30, 2022, compared to $20.4 million during the three months ended September 30, 2021. This was primarily driven by a decrease in overall member count.

Cost of revenues. Cost of revenues were unchanged at $2.6 million during the three months ended September 30, 2022, from $2.6 million during the three months ended September 30, 2021. Gross profit margin decreased during the three months ended September 30, 2022 to 86.7% from 87.1% for three months ended September 30, 2021 primarily due to increased content amortization related to an overall increase in our investment of our original content offerings as we add additional content in Spanish, French, and German and content acquired as part of the Yoga International acquisition.

Selling and operating expenses. Selling and operating expenses remained flat at $15.5 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, driven primarily by an increase in technology related expenses tied to our business continuity initiative completed in June 2022, offset by a reduction in marketing expenses. As a percentage of net revenues, these expenses increased slightly to 78.1% for three months ended September 30, 2022 compared to 76.2% for the three months ended September 30, 2021 driven primarily by a decrease in revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.5 million or 33.3%, to $2.0 million during the three months ended September 30, 2022 from $1.5 million during the three months ended September 30, 2021 due primarily to increased legal fees, personnel related costs, and the addition of expenses incurred as a result of the acquisition of Yoga International. As a percentage of net revenues, these expenses increased to 10.1% for the three months ended September 30, 2022 from 7.4% for the three months ended September 30, 2021.

SEC Settlement. During the three months ended September 30, 2022, we recorded a one-time charge of $2.0 million related to an agreement in principle reached with the SEC Staff that, if finalized and approved, would resolve the SEC’s pending investigation. See Note 9 for further information regarding the SEC investigation.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenues, net. Revenues increased $3.8 million, or 6.5%, to $62.5 million during the nine months ended September 30, 2022, compared to $58.7 million during the nine months ended September 30, 2021. This was primarily attributed to an increase in both members and average monthly revenue per member compared to the year earlier period.

Cost of revenues. Cost of revenues increased $0.7 million, or 9.2%, to $8.3 million during the nine months ended September 30, 2022, from $7.6 million during the nine months ended September 30, 2021 primarily due to increased amortization of our content library. Gross profit margin decreased during the nine months ended September 30, 2022 to 86.7% from 87.1% primarily due to increased content amortization related to an overall increase in our investment of our original content offerings as we add additional content in Spanish, French, and German and content acquired as part of the Yoga International acquisition.

Selling and operating expenses. Selling and operating expenses increased $3.4 million, or 7.6% to $48.2 million during the nine months ended September 30, 2022, compared to $44.8 million during the nine months ended September 30, 2021, driven primarily by increased technology operating costs as we focus on expanding our international member base as well as incremental expenses incurred as part of the Yoga International acquisition and finalizing a business continuity initiative. As a percentage of net revenues, these expenses increased slightly at 77.2% for the nine months ended September 30, 2022 and 76.3% for the nine months ended September 30, 2021.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.1 million or 24.4%, to $5.6 million during the nine months ended September 30, 2022 from $4.5 million during the nine months ended September 30, 2021 due primarily to increased legal fees, personnel related costs, and the additional expenses incurred as a result of the acquisition of Yoga International. As a percentage of net revenues, these expenses increased to 9.0% for the nine months ended September 30, 2022 from 7.7% for the nine months ended September 30, 2021.

SEC Settlement. During the nine months ended September 30, 2022, we recorded a one-time charge of $2.0 million related to an agreement in principle reached with the SEC Staff that, if finalized and approved, would resolve the SEC’s pending investigation. See Note 9 for further information regarding the SEC investigation.

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

Our budgeted content and capital expenditures for the remainder of 2022 are expected to be between $2 to $4 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We also intend to fund the anticipated $2.0 million legal settlement with cash flows from operations. We began to generate cash flows from operations in October 2019 and have continued to generate cash flows from operations since. We expect to continue generating cash flows from operations during the remainder of 2022 and 2023. We generated approximately $8.4 million in cash flows from continuing operations during the nine months ended September 30, 2022. As of September 30, 2022, our cash balance was $10.8 million.

As described in Note 5, during August 2022, we entered into a Credit Agreement with KeyBank, which provides for a revolving credit facility in an aggregate amount of up to $10.0 million. Funds from the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. On September 30, 2022, $7.5 million was drawn under the Credit Agreement, which is included in Short-term debt and lease liability on the accompanying condensed consolidated balance sheet as of September 30, 2022.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition, or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

While there can be no assurances, we believe our cash on hand, our cash expected to be generated from operations, our $10 million revolving line of credit, our potential additional borrowing capabilities now that we have a history of generating positive operating cash flows, and out potential capital raising capabilities will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties, or other factors.

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$8,373	$14,586
Operating activities - discontinued operations	(300)	—
Operating activities	8,073	14,586
Investing activities	(14,903)	(13,355)
Financing activities	7,402	592
Net change in cash	$572	$1,823

Operating activities. Cash flows provided by operations decreased $6.5 million during the first nine months of 2022 compared to the same period in 2021. The decrease was primarily driven by timing of working capital, primarily accounts payable and deferred revenues as well as the liability discussed in Note 9.

Investing activities. Cash flows used in investing activities increased $1.5 million during the first nine months of 2022 compared to the same period in 2021 due primarily to the payment of the deferred purchase consideration related to our acquisition of Yoga International and additional investments in technology in support of a business continuity initiative.

Financing activities. Cash flows used in financing activities were primarily impacted by the short term draw down $7.5 million from the revolving line of credit discussed in Note 5.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of September 30, 2022, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

SEC Investigation and Anticipated Settlement

In June 2020, Gaia received a request for voluntary production of documents in an investigation by the staff of the Denver Regional Office (the “Staff”) of the U.S. Securities and Exchange Commission (the “SEC”). Since that time, Gaia has responded to the initial voluntary requests and subsequent subpoenas issued by the Staff. In September 2022, Gaia and Gaia's Chief Financial Officer (“CFO”) reached an agreement in principle with the Staff on a framework for a complete resolution of the investigation. The agreement in principle contemplates that Gaia would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that Gaia (a) misstated in its April 29, 2019 earnings release and earnings call the increase in the number of paying subscribers for the period ending March 31, 2019, a quarter during which Gaia extended a free month of service to certain subscribers in the midst of a transition to a new enterprise-wide data system and (b) failed to comply with SEC whistleblower protection requirements with respect to the termination of one employee and the language used in severance agreements for other employees; and (2) requiring Gaia to pay a total civil monetary penalty of $2.0 million over a one-year period for these violations. At the same time, the CFO would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that the CFO caused Gaia's misstatements in the April 29, 2019 earnings release and earnings call that is described above; and (2) requiring the CFO to pay a civil monetary penalty of $50,000. The contemplated settlement with Gaia and the CFO involve violations that require only negligence rather than intentional conduct. There can be no assurance that the contemplated settlement will be finalized and approved. Based on the Gaia’s agreement in principle with the Staff, however, Gaia has accrued a liability in the amount of $2,000,000. See Note 9 of Notes to interim condensed consolidated financial statements.

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

Gaia, Inc.
(Registrant)

November 7, 2022	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(authorized officer)

November 7, 2022	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(principal financial and accounting officer)