Form 10-K
period 2022-12-31
GAIA, INC
filed 2023-03-06
CIK 1089872

6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The NASDAQ Stock Market on June 30, 2022, was $58,050,000. The registrant does not have non-voting common equity.

The number of shares of each of the Registrant’s classes of common stock outstanding as of February 21, 2023 was 15,425,974 shares of Class A common stock and 5,400,000 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the definitive proxy statement for the registrant’s 2023 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

PART I

Item 1. Business

Our Business

Gaia, Inc. (“Gaia,” “we” or “us”) operates a global digital video subscription service and on-line community that caters to a unique and underserved member base. Our digital content library includes over 10,000 titles, with a growing selection of titles available in Spanish, German and French. Our members have unlimited access to this vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation-related content and more – 88% of which is exclusively available to our members for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently organized into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently comprises approximately 75% of our members' viewing time. We complement our produced and owned content through long term licensing agreements.

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

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other, mostly entertainment-based, streaming video services. Our original content is developed and produced in-house in our production studios near Boulder, Colorado. Over 88% of our content is available for streaming exclusively on Gaia to most internet-connected devices. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target member base. Gaia believes the current size of our potential target market represents approximately 15% of internet users that currently pay for a subscription streaming video service.

Competitive Strengths

We believe that we differentiate ourselves from our competition and have been able to grow our business through the following demonstrated competitive strengths:

Exclusive Content and Ubiquitous Access – We have amassed a library of unique content for which we hold exclusive worldwide streaming distribution rights and have established exclusive relationships with certain key talent in our areas of focus. Over 88% of our titles are available to our members for streaming on most internet-connected devices exclusively on Gaia.

Proprietary and Curated Content – Proprietary and curated content lies at the core of our business model. Our media offerings introduce members to us and help establish Gaia as an authority in the conscious media market. Our in-house produced and owned content comprises approximately 75% of our members’ viewing time. Our licensed content has initial terms ranging predominately from 3 to 10 years. With the growth in demand for digital rights, we expect that our large library of produced and acquired content combined with our internal production capabilities will be a key driver in our ability to grow efficiently and act as a hedge against the rising costs of digital rights.

International Rights – The strength of our proprietary content library created by our original content production strategy and our unique approach to content licensing have provided us with a library of niche content to which we hold exclusive worldwide distribution rights that we believe would be difficult to acquire in today’s market. By obtaining these rights, we have created a meaningful barrier to entry for competitors in our content niches and have given ourselves the potential to reach a worldwide member base with no additional licensing costs. Over 98% of our titles are available worldwide.

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
•
Transformation— We bring a unique focus to an otherwise crowded field. This channel empowers members through programs about meditation to expand consciousness, develop and understand spirituality in a modern world, and includes other shows on conscious topics that puts Gaia in the center of a rapidly growing market.
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

Overall Adoption and Growth of Internet TV on Every Screen – Domestically, cable TV members have been declining, while the demand for digital content services accessible on various devices has continued to grow. Gaia is accessible on a broad array of devices, including, but not limited to: Apple TV, iPad, iPhone, Android devices, Roku, Amazon Fire, select smart TVs, and Chromecast. Through this accessibility, we believe that we enhance the value of our service to members as well as position ourselves for continued growth as internet and mobile delivery of content continues to become the preferred method for more consumers globally.

International Market Expansion – We believe the international streaming segment represents a significant long-term growth opportunity as people around the world begin to adopt the viewing behaviors of the U.S. market. Our exclusive worldwide streaming rights have allowed us to expand internationally by adding foreign language support to our service without having to invest in local foreign operations. Today, approximately 47% of our members are outside of the United States.

Events+ Premium Membership and GaiaSphere – In 2019, we held our inaugural event at the GaiaSphere, a 300-person live event studio located on our campus in Colorado. With the opening of the GaiaSphere, we also launched the Events+ premium annual membership to allow for digital access to these exclusive events via live streaming and on demand. Through GaiaSphere and the Events+ premium offering, we have expanded our reach to a larger audience of talent that will contribute to our content library, as well as drive incremental revenue growth. Our Events+ offering consists of on-demand access to past events and the ability to participate via live streaming while events are happening.

Member Driven Growth Enablement – We believe the empowerment of our existing members to drive awareness of and interest in Gaia will be a key driver of future growth and engagement of the Gaia global community. To support this awareness, we allow existing members the ability to share Gaia content with their connections free of charge over a limited time window. This product feature allows us to leverage our existing members’ desire to share our content to ultimately drive more interest and awareness, which will lead to member growth that is not wholly dependent on marketing expenditures. In November 2022, we launched the ability for existing members to give the gift of Gaia allowing us to further expand our member base through existing members.

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

In December 2021, through our acquisition of Yoga International, we expanded our ability to serve yoga focused consumers with a stand-alone yoga offering and the addition of unique content focused on the lifestyle and philosophy of yoga.

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

Seasonality

Our member base reflects seasonal variations driven primarily by periods when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. The effects of the global pandemic have shifted our historical pattern over the past three years, but we have historically experienced the greatest member growth in the fourth and first quarters (October through February), and slowest during May through August. This has historically driven quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but does not result in a corresponding seasonality in net revenue. As the world emerges from the effects of the pandemic, we expect these seasonal trends to return. As we continue to expand internationally, we also expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Human Capital

We view our employees and our culture as keys to our success. As of February 28, 2023, Gaia had approximately 111 full time employees, all of which are located in the United States. None of our employees are covered by a collective bargaining agreement. We supplement our full-time employees, with services provided by staffing organizations in other countries to support our customer service, content production and software engineering needs. We believe a critical component of our success is our company culture, which begins with focusing our hiring on our current member base. The majority of our current employees came to work at Gaia after discovering our content offering and being passionate members that have been called to join our team to help expand the impact of our mission globally.

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

Item 1A. Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, communications to shareholders and other written and oral communications. These risks and uncertainties include those risks described below of which we are presently aware. Historical results are not necessarily an indication of future results. The risk factors below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

Risks Related to our Business and Industry

If our efforts to attract and retain members are not successful, our business will be adversely affected.

We have experienced significant member growth since we began our digital subscription business in 2013. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with a valuable and quality streaming experience. Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain members. We compete for screen viewing time with multichannel video programming distributors providing free-on-demand content through authenticated internet applications, internet-based movie and TV content providers, including both those that provide legal and illegal (or pirated) streaming video content, and streaming video retail stores, video game providers, as well as user-generated content and, more broadly, other sources of entertainment among others. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. Adverse macroeconomic conditions, including inflation, may also adversely impact our ability to attract and retain members.

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

We reported net loss of $3.1 million in 2022 compared to net income of $3.7 million in 2021. Additionally, we reported net losses during several prior years as a result of continued investment in member acquisition efforts to drive revenue growth. No assurance can be made that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We must continue to build and maintain a unique brand identity. We believe that a unique brand identity will be important in attracting and retaining members who have a number of choices from which to obtain streaming content. To build a unique brand identity, we believe we must continue to offer content and service features that our members value and enjoy. We also believe that these must be coupled with effective consumer communications, such as marketing, customer service and public relations. If our efforts to promote and maintain our brand identity are not successful, our ability to attract and retain members may be adversely affected. Such a result may adversely affect our operating results.

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

We face risks, such as unforeseen costs and potential liabilities in connection with content we produce, license and/or distribute through our service.

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

If we fail to maintain a positive reputation concerning our service and the content we offer, we may not be able to attract or retain members, we may face regulatory scrutiny and our operating results may be adversely affected.

We believe that a positive reputation concerning our service is important in attracting and retaining members. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. We could also face boycotts which could adversely affect our business. Furthermore, to the extent our response to government action or our marketing, customer service and public relations efforts are not effective or result in negative reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. There is an increasing focus from regulators, investors, members and other stakeholders on environmental, social and governance (“ESG”) matters, both in the United States and internationally. To the extent the content we distribute and the manner in which we produce content creates ESG related concerns, our reputation may be harmed.

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

Our revenues and results of operations have fluctuated in the past, and will likely continue to fluctuate, on a quarterly basis. Such fluctuation is the result of a seasonal pattern that reflects variations when consumers are typically spending more time indoors and, as a result, tend to increase their viewing, similar to those of general video streaming services. The effects of the global pandemic have shifted our historical pattern over the past three years, but we have historically experienced the greatest member growth in the fourth and first quarters (October through February), and slowest during May through August. This has historically driven quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but does not result in a corresponding seasonality in net revenue. As the world emerges from the effects of the pandemic, we expect these seasonal trends to return. As we continue to expand internationally, we also expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

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

The coronavirus (COVID 19) pandemic, or other outbreaks of disease or similar public health threats, including responses to such outbreaks, could materially and adversely impact our business and results of operations.

The outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide, could have a material adverse effect on our business and results of operations. The ongoing COVID-19 pandemic and the various responses to it have created significant volatility, uncertainty and economic disruption. The full extent to which the ongoing COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our members and consumer demand for and ability to pay for our services; and disruptions or restrictions on our employees’ ability to work and travel.

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

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 475,061 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 78% of our voting stock and is able to exert substantial influence over and control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

Gaia guaranteed Boulder Road’s obligations under the master lease. Our Colorado facility is subject to a $13.0 million mortgage with First Interstate Bank as lender.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2022 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

SEC Investigation

In June 2020, Gaia received a request for voluntary production of documents in an investigation by the staff of the Denver Regional Office (the “Staff”) of the U.S. Securities and Exchange Commission (the “SEC”). Since that time, Gaia has responded to the initial voluntary requests and subsequent subpoenas issued by the Staff. In September 2022, Gaia and Gaia's Chief Financial Officer (“CFO”) reached an agreement in principle with the Staff on a framework for a complete resolution of the investigation. The agreement in principle contemplates that Gaia would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that Gaia (a) misstated in its April 29, 2019 earnings release and earnings call the increase in the number of paying subscribers for the period ending March 31, 2019, a quarter during which Gaia extended a free month of service to certain subscribers in the midst of a transition to a new enterprise-wide data system and (b) failed to comply with SEC whistleblower protection requirements with respect to the termination of one employee and the language used in severance agreements for other employees; and (2) requiring Gaia to pay a total civil monetary penalty of $2.0 million over a one-year period for these violations. At the same time, the CFO would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that the CFO caused Gaia's misstatements in the April 29, 2019 earnings release and earnings call that is described above; and (2) requiring the CFO to pay a civil monetary penalty of $0.05 million. The contemplated settlement with Gaia and the CFO involve violations that require only negligence rather than intentional conduct. There can be no assurance that the contemplated settlement will be finalized and approved. Based on the Gaia’s agreement in principle with the Staff, however, Gaia has accrued a liability in the amount of $2.0 million.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On February 21, 2023, we had 3,244 shareholders of record of our Class A common stock and one shareholder of record (Mr. Rysavy) of our Class B common stock.

Issuer Purchases of Registered Equity Securities

None.

Dividend Policy

We have not paid any dividends since the start of the streaming business. The timing, declaration and payment of future dividends to holders of our common stock will depend upon many factors, including our cash balances and potential future capital requirements for strategic transactions, including acquisitions, results of operations, financial condition and other factors that our board of directors may deem relevant.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,057,680	$8.17	1,354,614
Equity compensation plans not approved by security holders	—	—	—
Total	1,057,680	$8.17	1,354,614

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are forward looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hope,” “intend” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “strive,” “target,” “will,” “would” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors” and elsewhere in this Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation: our ability to attract new members and retain existing members; our ability to compete effectively, including for customer engagement with different modes of entertainment; maintenance and expansion of devise platforms for streaming; fluctuation in customer usage of our service; fluctuations in quarterly operating results; service disruptions; production risks, general economic conditions; future losses; loss of key personnel; price changes; brand reputation; acquisitions; new initiatives we undertake; security and information systems; legal liability for website content; failure of third parties to provide adequate service; future internet-related taxes; our founder’s control of us; litigation; consumer trends; the effect of government regulation and programs; the impact of public health threats; including the coronavirus (COVID-19) pandemic and our response to it; and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Commencing during the second half of March 2020 and continuing through July 2020, we saw an increase in demand for our content from both current and potential members. This created a positive trend in existing member retention, costs to acquire new members, and the corresponding revenue and cash flow impacts from these higher volumes. This trend dissipated beginning in August 2020, when we saw the online paid media advertising market start to return to historical norms with a corresponding effect on the cost of our online advertising efforts. With the rollout of privacy changes affecting a large number of mobile consumers during the summer of 2021 we saw an increase in the costs of our online advertising efforts which reduced the number of new members we add each period with our allocated marketing spend. In addition, in the period of March through October 2022, we lost about 40% of the members we added during the COVID-19 lockdowns in 2020 and 2021.

During the last 90 days, we have eliminated approximately $5 million in annualized spending, which includes approximately 36 full time equivalent headcount that were added over the past two years to offset reduced efficiency we experienced as a result of work from home mandates.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, CO 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2022	2021
Revenues, net	$82,035	$79,573
Cost of revenues	10,915	10,526
Gross profit margin	86.7%	86.8%
Selling and operating	64,155	60,577
Corporate, general and administration	7,181	6,125
Acquisition costs	49	360
Income (loss) from operations	(265)	1,985
Interest and other expense, net	(268)	(265)
Anticipated SEC settlement	(2,000)	—
Income (loss) before income taxes	(2,533)	1,720
Provision for (benefit from) income taxes	202	(2,011)
Income (loss) from continuing operations	(2,735)	3,731
Loss from discontinued operations	(360)	—
Net income (loss)	$(3,095)	$3,731

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Years ended December 31,
	2022	2021
Revenues, net	100.0%	100.0%
Cost of revenues	13.3%	13.2%
Gross profit	86.7%	86.8%
Expenses:
Selling and operating	78.2%	76.1%
Corporate, general and administration	8.8%	7.7%
Acquisition costs	0.1%	0.5%
Total operating expenses	87.0%	84.3%
Income (loss) from operations	(0.3)%	2.5%
Interest and other expense, net	(0.3)%	(0.3)%
Anticipated SEC settlement	(2.4)%	0.0%
Income (loss) before income taxes	(3.1)%	2.2%
Provision for (benefit from) income taxes	0.2%	(2.5)%
Income (loss) from continuing operations	(3.3)%	4.7%
Loss from discontinued operations	(0.4)%	0.0%
Net income (loss)	(3.8)%	4.7%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues, net. Revenues increased $2.4 million, or 3.0%, to $82.0 million during 2022, compared to $79.6 million during 2021. The increase was primarily driven by an increase in our average number of members in 2022 compared to 2021.

Cost of revenues. Cost of revenues increased $0.4 million, or 3.8%, to $10.9 million during 2022 from $10.5 million during 2021, with gross margin of 86.7% in the current year compared to 86.8% in 2021. The slight gross margin decline was primarily due to increased content amortization as we continue to invest in our content library.

Selling and operating expenses. Selling and operating expenses increased $3.6 million, or 5.9%, to $64.2 million during 2022 from $60.6 million during 2021 and, as a percentage of revenues, increased to 78.2% during 2022 from 76.1% during 2021. The increase was primarily driven by increased technology operating costs as we focus on expanding our international member base and completing a business continuity initiative during 2022, as well as incremental expenses incurred related to the Yoga International acquisition.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.1 million, or 18.0%, to $7.2 million during 2022 from $6.1 million during 2021 and, as a percentage of net revenue, increased to 8.8% during 2022 from 7.7% during 2021. The increase was primarily driven by legal fees and the additional expenses incurred as a result of the Yoga International acquisition.

Interest and other income (expense), net. Interest and other income (expense), net remained relatively flat during 2022 compared to 2021 at $0.3 million for both years. The bulk of interest paid is attributed to the loan on our building and the newly acquired line of credit discussed in Note 9 to the consolidated financial statements in Item 8 of this Form 10-K.

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes reflects a current year provision of $0.2 million compared to the prior year benefit from income taxes due to the partial valuation allowance release related to the recognition of deferred tax liabilities associated with the acquisition of Yoga International.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2022 and 2021. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2022 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$21,831	$20,720	$19,907	$19,577
Gross profit	18,926	17,961	17,259	16,974
Gross margin	86.7%	86.7%	86.7%	86.7%
Income (loss) from continuing operations	247	248	(2,368)	(862)
Loss from discontinued operations	(161)	(132)	(7)	(60)
Net income (loss)	86	116	(2,375)	(922)
Earnings (loss) per share
Basic
Continuing operations	$0.01	$0.01	$(0.11)	$(0.04)
Discontinued operations	$(0.01)	$(0.01)	$—	$—
Basic earnings (loss) per share	$—	$—	$(0.11)	$(0.04)
Diluted
Continuing operations	$0.01	$0.01	$(0.11)	$(0.04)
Discontinued operations	$(0.01)	$(0.01)	$—	$—
Diluted earnings (loss) per share	$—	$—	$(0.11)	$(0.04)
Weighted average shares outstanding
Basic	20,465	20,788	20,806	20,806
Diluted	20,816	20,795	20,806	20,806

	Year 2021 Quarters Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$18,896	$19,443	$20,405	$20,829
Gross profit	16,458	16,934	17,779	17,876
Gross margin	87.1%	87.1%	87.1%	85.8%
Income (loss) from operations	424	695	726	140
Net income (loss)	358	643	647	2,083
Basic earnings (loss) per share	$0.02	$0.03	$0.03	$0.11
Diluted earnings (loss) per share	$0.02	$0.03	$0.03	$0.10
Weighted average shares outstanding
Basic	19,201	19,268	19,318	19,441
Diluted	19,724	19,810	19,812	19,899

Our member base growth reflects seasonal variations driven primarily by periods when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. The effects of the global pandemic have shifted our historical pattern over the past three years, but we have historically experienced the greatest member growth in the fourth and first quarters (October through February), and slowest during May through August. This has historically driven quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but does not result in a corresponding seasonality in net revenue. As the world emerges from the effects of the pandemic, we expect these seasonal trends to return. As we continue to expand internationally, we also expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

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

The value of our acquired media library consists of the acquisition date fair value of media assets obtained through asset acquisitions and business combinations recorded at the estimated fair value of the titles acquired, which is based on a number of factors, including the number of titles, the total hours of content, the production quality and age of the acquired media assets.

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

Our media library is reviewed for impairment at the film group level when an event or change in circumstances indicates that the carrying amount of the film group may not be recoverable. Recoverability of the film group is measured by a comparison of the carrying amount of the film group to estimated undiscounted future cash flows expected to be generated by the film group. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value. No impairment charges were recorded during 2022 or 2021.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually as of December 31 or more frequently if indicators of impairment are identified. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired. If the carrying amount of goodwill exceeds its estimated fair value, we use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2022 and 2021, no impairment of goodwill was indicated.

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

On December 28, 2020, Boulder Road and Westside Boulder, LLC entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The loan bears interest at a fixed rate of 3.75% per annum and matures on December 28, 2025. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The loan is secured by a deed of trust, assignment of rents, security agreement and fixture filing on our corporate campus and is guaranteed by Gaia.

On August 25, 2022, Gaia entered into a Credit and Security Agreement with KeyBank National Association. The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10.0 million with a sublimit of $1.0 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments.

We began to generate positive cash flows from operations in October 2019 and have continued to generate cash flows from operations each subsequent quarter. We expect to continue generating positive cash flows from operations during 2023. We generated approximately $11.5 million in cash flows from operations during 2022, which helped fund the ongoing investment in our content library and the technology platform we use to deliver the content to our members.

We intend to invest approximately 15%-20% of our consolidated revenues each year to support continued investment in our content library and technology platform. This spending is entirely discretionary in nature with no contractual commitments and due to our in-house production capabilities, we can scale our content investment based on the cash flows generated from operations if necessary to ensure we have sufficient liquidity to operate our business into the future. As of December 31, 2022, our cash balance was $11.6 million.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities - continuing operations	$11,880	$20,867
Operating activities - discontinued operations	$(360)	$—
Operating activities	$11,520	$20,867
Investing activities	(19,104)	(23,858)
Financing activities	8,877	655
Net increase (decrease) in cash	$1,293	$(2,336)

2022 Compared to 2021

Operating activities. Cash flows from operations decreased $9.3 million during 2022 compared to 2021. The decrease was primarily driven by the net loss in 2022 and a $7.5 million decrease due to working capital changes.

Investing activities. Cash flow used in investing activities decreased $4.8 million during 2022 compared to 2021 primarily due to 2021 including cash utilization of $6.5 million to fund the cash consideration portion of the acquisition of Yoga International, offset by a planned increase during 2022 in investment in our content library and technology platform.

Financing activities. Cash flows from financing activities improved $8.2 million during 2022 compared to 2021. In September 2022, we obtained a line of credit with KeyBank, as described in Note 9 to the consolidated financial statements in Item 8 of this Form 10-K, and had borrowed $9.0 million at December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gaia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gaia, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of media library

As discussed in Note 2 to the financial statements, media library represents the lower of unamortized cost or net realizable value of capitalized costs to produce the Company’s proprietary media content, rights obtained through license arrangements and digital media content acquired through asset purchases or business combinations. The Company amortizes its media library in cost of revenues on a straight-line basis over the shorter of the license period or the estimated useful life of the titles, which typically ranges from 12 to 90 months. The amortization period begins with the first month of availability on the Company’s service.

The Company’s media library is reviewed for impairment when an event or change in circumstances indicates that the carrying amount of the film group may not be recoverable. Recoverability of the film group is measured by a comparison of the carrying amount of the film group to estimated undiscounted future cash flows expected to be generated by the film group. If the carrying amount of the film group exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value.

We identified the assessment of the valuation of media library as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the recoverability of the capitalized media library amounts.

The primary procedures we performed to audit the critical audit matter included the following:

•
Tested amounts capitalized to media library by obtaining third-party invoices for external costs and performed substantive analytical procedures on capitalized employee expenses. Additionally, we tested that amounts capitalized were in compliance with film production generally accepted accounting principles and tested the existence of media library content by verifying titles are available for viewing.
•
Assessed amortization period by evaluating useful lives of produced media, including evaluating the proper accounting treatment of the media library amortization under ASU 2019-02, which allows for amortization based on usage at the aggregate film group level. We recalculated amortization of the media library film group.
•
Obtained an understanding of management’s impairment analysis process and compared the subscription revenues generated by the media library to the net media library value to determine if there were indicators the carrying amount of the media library may not be recoverable.

/s/ Armanino LLP

Dallas, Texas

March 6, 2023

We have served as the Company’s auditor since 2021.

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash	$11,562	$10,269
Accounts receivable	2,955	2,728
Prepaid expenses and other current assets	2,656	1,986
Total current assets	17,173	14,983
Media library, software and equipment, net	51,115	50,558
Right-of-use lease asset, net	7,093	7,871
Real estate, investment and other assets, net	30,979	31,394
Goodwill	31,943	28,870
Total assets	$138,303	$133,676
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$12,355	$14,102
Short-term debt and lease liability	894	860
Deferred revenue	14,124	14,847
Total current liabilities	27,373	29,809
Long-term debt, net	14,958	6,109
Long-term lease liability	6,489	7,234
Deferred taxes	499	309
Total liabilities	49,319	43,461
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 15,406,186 and 15,061,337 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	164,180	162,316
Accumulated deficit	(75,198)	(72,103)
Total shareholders' equity	88,984	90,215
Total liabilities and shareholders' equity	$138,303	$133,676

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2022	2021
Revenues, net	$82,035	$79,573
Cost of revenues	10,915	10,526
Gross profit	71,120	69,047
Expenses:
Selling and operating	64,155	60,577
Corporate, general and administration	7,181	6,125
Acquisition costs	49	360
Total operating expenses	71,385	67,062
Income (loss) from operations	(265)	1,985
Interest and other expense, net	(268)	(265)
Anticipated SEC settlement	(2,000)	—
Income (loss) before income taxes	(2,533)	1,720
Provision for (benefit from) income taxes	202	(2,011)
Income (loss) from continuing operations	(2,735)	3,731
Loss from discontinued operations	(360)	—
Net income (loss)	$(3,095)	$3,731
Earnings per share:
Basic
Continuing operations	$(0.13)	$0.19
Discontinued operations	$(0.02)	$—
Basic Earnings (loss) per share	$(0.15)	$0.19
Diluted
Continuing operations	$(0.13)	$0.19
Discontinued operations	$(0.02)	$—
Diluted Earnings (loss) per share	$(0.15)	$0.19

Weighted-average shares outstanding:
Basic	20,716	19,307
Diluted	20,716	19,834

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except shares)	Total Shareholders' Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at December 31, 2020	$74,235	$(75,834)	$2	$150,067	19,182,951
Issuance of Gaia, Inc. common stock for RSU releases, stock option exercises and share-based compensation	684	—	—	684	17,895
Net income	358	358	—	—	—
Balance at March 31, 2021	$75,277	$(75,476)	$2	$150,751	19,200,846
Issuance of Gaia, Inc. common stock for RSU releases, stock option exercises and share-based compensation	771	—	—	771	117,141
Net income	643	643	—	—	—
Balance at June 30, 2021	$76,691	$(74,833)	$2	$151,522	19,317,987
Share-based compensation	533	—	—	533	—
Net income	647	647	—	—	—
Balance at September 30, 2021	$77,871	$(74,186)	$2	$152,055	19,317,987
Issuance of Gaia, Inc. common stock for business combination	9,724	$—	$—	$9,724	1,134,613
Share-based compensation	537	—	—	537	8,737
Net income	2,083	2,083	—	—	—
Balance at December 31, 2021	$90,215	$(72,103)	$2	$162,316	20,461,337
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, and share-based compensation	540	—	—	540	313,823
Net income	86	86	—	—	—
Balance at March 31, 2022	$90,841	$(72,017)	$2	$162,856	20,775,160
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	433	—	—	433	31,026
Net income	116	116	—	—	—
Balance at June 30, 2022	$91,390	$(71,901)	$2	$163,289	20,806,186
Share-based compensation	337	—	—	337	—
Net loss	(2,375)	(2,375)	—	—	—
Balance at September 30, 2022	$89,352	$(74,276)	$2	$163,626	20,806,186
Share-based compensation	554	—	—	554	—
Net loss	(922)	(922)	—	—	—
Balance at December 31, 2022	$88,984	$(75,198)	$2	$164,180	20,806,186

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2022	2021
Operating activities:
Net income (loss)	$(3,095)	$3,731
Loss from discontinued operations	360	—
Income (loss) from continuing operations	(2,735)	3,731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,938	13,145
Share-based compensation expense	1,821	1,710
Provision for (benefit from) income taxes	202	(2,011)
Changes in operating assets and liabilities:
Accounts receivable	(227)	(682)
Prepaid expenses and other assets	(670)	8
Accounts payable and accrued liabilities	(1,726)	4,192
Deferred revenue	(723)	774
Net cash provided by operating activities- continuing operations	11,880	20,867
Net cash used in operating activities- discontinued operations	(360)	—
Net cash provided by operating activities	11,520	20,867
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible assets	(847)	(6,518)
Additions to media library, software and equipment and other assets	(18,257)	(17,340)
Net cash used in investing activities	(19,104)	(23,858)
Financing activities:
Proceeds from borrowings under revolving line of credit	9,000	—
Proceeds from the issuance of common stock	43	815
Repayments of debt	(166)	(160)
Net cash provided by financing activities	8,877	655
Net increase (decrease) in cash	1,293	(2,336)
Cash at beginning of year	10,269	12,605
Cash at end of year	$11,562	$10,269
Supplemental cash flow information
Interest paid	$301	$1,144
Income taxes paid	$12	$129
Value of shares issued for acquisition and business combination	$—	$9,724

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

Accounts Receivable

Accounts receivable consists primarily of amounts due from partners who have the billing relationship with the member and collect subscription fees on our behalf. We evaluate the need for an allowance for doubtful accounts based on historical collection trends, the financial condition of the partners and other factors as appropriate and determined no allowance was needed at December 31, 2022 and 2021.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually on December 31 or more frequently if indicators of impairment are identified. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of goodwill is less than its carrying amount. If it is determined that the estimated fair value of goodwill is more likely than not greater than the carrying amount of goodwill, then an impairment test is unnecessary. If it is determined that an impairment test is necessary, then we compare the estimated fair value of goodwill with its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill not impaired. If the carrying amount of goodwill exceeds its estimated fair value, we will record an impairment loss for the difference. We use either a comparable market approach or a traditional present value method to test for potential impairment. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2022 and 2021, no impairment of goodwill was indicated.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2022 and 2021, no impairment of long-lived assets was recognized.

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

Discontinued Operations

Yoga International historically had a line of business focused on transactional course sales. This content was rolled into the subscription offering at the end of 2021 and this line of business was discontinued in 2022 as the contractual commitments related to this line of business lapse. There are no other assets or liabilities associated with this revenue stream. As this represents a strategic shift with a major effect on our operations and financial results, we have presented the results of operations related to winding up this line of business as discontinued operations on the accompanying statement of operations.

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

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures. Advertising costs are expensed as incurred and included in selling and operating expense in the accompanying consolidated statements of operations. During 2022 and 2021, we expensed marketing and advertising costs of $30.5 million and $31.3 million, respectively.

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

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. We match 50% of an employee’s contribution, up to an annual maximum matching contribution of $3,000. We made matching contributions to the 401(k) plan of $0.3 million in each of the years ended December 31, 2022 and 2021.

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

Our investment is carried at fair value, but we have used the practical expedient guidance to record at cost, with adjustments for other-than-temporary declines in fair value as applicable. We evaluate our investment for impairment annually and when factors indicate that a significant decrease in value has occurred. Variables considered in making such assessments may include near-term prospects of the investees and the investees’ capital structure, as well as other economic variables which reflect assumptions market participants may use in pricing these assets. If an investment is deemed to have experienced an other-than-temporary decline below its carrying value basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new carrying value for the investment. We did not record any impairment charges on our investments during the years 2022 or 2021.

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

3. Media Library, Software and Equipment

Media library, software and equipment stated at lower of cost or net realizable value, consists of the following as of December 31:

(in thousands)	2022	2021
Website development and other software	$18,805	$17,639
Studio, computer and telephone equipment	1,992	2,060
Media library:
Acquired media	7,812	9,989
Licensed media	5,895	5,874
Produced media	48,001	41,701
Produced media in progress	2,881	2,893
	85,386	80,156
Accumulated depreciation and amortization	(34,271)	(29,598)
	$51,115	$50,558

As described in Note 2, amortization is over typically 12-90 months commencing with the month the content is available on our site and is included in cost of revenues on the accompanying consolidated statements of operations. Amortization expense for our media library was $8.3 million and $6.5 million during 2022 and 2021, respectively. Future depreciation and amortization is expected to be:

(in thousands)	Acquired Media	Licensed Media	Produced Media	Website Development and Other Software	Studio, Computer and Telephone Equipment	Total
2023	$1,039	$946	$6,626	$5,206	$486	$14,303
2024	1,039	805	6,265	3,459	346	11,914
2025	921	637	5,638	1,286	220	8,702
2026	881	413	4,746	—	84	6,124
2027	735	227	3,546	—	14	4,522
Thereafter	1,080	146	4,324	—	—	5,550
	$5,695	$3,174	$31,145	$9,951	$1,150	$51,115

4. Business Combinations

On December 22, 2021, Gaia, entered into and completed its acquisition of Yoga International pursuant to an Agreement and Plan of Merger (“Merger Agreement”). At closing all of the issued and outstanding shares of Yoga International preferred and common stock were converted into the right to receive an aggregate of $9.1 million in cash plus a total of 1,134,613 shares of Gaia Class A common stock. The initial cash consideration was reduced by $1.5 million to offset Yoga International’s working capital shortfall at closing pursuant to the terms of the Merger Agreement. The determination of the number of shares issued pursuant to the Merger Agreement was based on the ten-day volume weighted average price of Gaia Class A common stock as listed on the Nasdaq Global Market during the ten trading-day period ending on December 16, 2021 (the third trading day before the last business day prior to the date of the Merger Agreement). Half of the shares of Gaia Class A common stock issued were subject to a six-month holdback arrangement and the other half were subject to a holdback until January 1, 2023. Included in the aggregate cash consideration was $1.0 million of deferred cash consideration that was due and payable on March 1, 2022 subject to certain adjustments related to closing liabilities. We paid $0.9 million of this deferred cash consideration in March 2022. These adjustments have been factored into the purchase price summarized below.

The acquisition expanded Gaia’s content library by 4,000 hours of content and also added a stand-alone digital yoga subscription service to Gaia’s offerings. With the acquisition, Gaia now has a subscription offering tailored to the unique needs of consumers focused on the lifestyle and philosophy of yoga.

The acquisition was accounted for as a business combination and the total purchase price of $17.2 million was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on their fair values. As of December 31, 2022, we have finalized our purchase price allocation, which resulted in measurement period adjustments that increased goodwill by $3.1 million, increased other liabilities by $0.9 million and reduced content library by $2.2 million.

The purchase price components are summarized in the following table:

(in thousands)	Total
Fair value of Class A common stock transferred	$9,724
Cash consideration	7,473
Total purchase price, as adjusted	$17,197

The following table presents the final purchase price allocation, as adjusted, recorded in Gaia’s consolidated balance sheet as of December 31, 2022:

(in thousands)	Total
Cash	$829
Accounts receivable	21
Prepaid expenses and other current assets	248
Media library, software and equipment	47
Intangible assets	7,063
Goodwill	14,654
Accounts payable and other liabilities	(1,889)
Deferred tax liability for acquired intangible assets	(2,079)
Deferred revenue	(1,697)
Total purchase price	$17,197

Identifiable intangible assets are comprised of the following as of December 31, 2022:

(in thousands)	Total	Estimated Life (months)
Customer relationships	$2,000	48
Content library	4,793	90
Tradenames	270	48
Total intangible assets acquired	$7,063

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

During the years ended December 31, 2022 and 2021, Gaia incurred costs related to this acquisition of $0.05 million and $0.4 million, respectively, which are included in acquisition costs in the accompanying consolidated statements of operations.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Yoga International as if it was consummated on January 1, 2021 (the beginning of the comparable prior reporting period). There were no material pro forma adjustments required. This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2021. It should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information:

For the Year Ended December 31,
(in thousands)	2021

Revenues	$89,488
Net income (loss)	4,569

5. Investment, Real Estate and Other Assets

We sold a 50% undivided interest in a portion of our corporate campus on September 9, 2020 as further discussed in Note 9 to the consolidated financial statements. As of December 31, 2020, we reported the retained interest as investment in real estate and reclassified our real estate to investment, real estate and other assets on our accompanying consolidated balance sheets.

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

Investment, real estate and other assets consist of the following as of December 31:

(in thousands)	2022	2021
Corporate campus, net	$12,170	$12,747
Studio building, net	1,999	2,164
Investment, recorded at cost	10,000	10,000
Other assets	4,556	3,662
Other intangible assets, net	2,254	2,821
	$30,979	$31,394

6. Goodwill and Other Intangible Assets

The following table sets forth changes in goodwill:

(in thousands)
Balance at December 31, 2021	$28,870
Measurement period adjustment	3,073
Balance at December 31, 2022	$31,943

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Investments and Other Assets on the accompanying consolidated balance sheets as of December 31:

(in thousands)	2022	2021
Amortizable Intangible Assets
Customer relationships	$2,000	$2,000
Tradenames	270	270
Accumulated amortization	(579)	(12)
	$1,691	$2,258

Unamortized Intangible Assets
Domain names	$563	$653

The customer related intangible assets are amortized on a straight-line basis over 12 months. Amortization expense was $568 thousand and $12 thousand for 2022and 2021, respectively. Future amortization of our amortizable intangible assets as of December 31, 2022 is expected to be as follows:

(in thousands)
2023	$568
2024	568
2025	555
$1,691

7. Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities consist of the following as of December 31:

(in thousands)	2022	2021
Accounts payable	$7,382	$9,079
Accrued compensation	1,049	2,005
Anticipated SEC settlement	2,000	—
Deferred cash purchase consideration	—	866
Accrued expenses	1,924	2,152
	$12,355	$14,102

8. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 9 to the consolidated financial statements, we leased the property pursuant to a master lease for a term extending through September 30, 2030, with two five-year extensions. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the lease term. On commencement of the lease, we recorded a right-of-use asset and operating lease liability of $8.8 million.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

		December 31,	December 31,
(in thousands)	Balance Sheet Classification	2022	2021
Right-of-use asset	Right-of-use lease asset, net	$7,093	$7,871

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$745	$718
Operating lease liability (non-current)	Long-term lease liability	6,489	7,234
		$7,234	$7,952

	For the Year Ended December 31,
(in thousands)	2022	2021
Cash paid for operating lease liabilities	$1,001	$1,001

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of December 31, 2022 is expected to be as follows:

(in thousands)
2023	1,001
2024	1,008
2025	1,035
2026	1,064
2027	1,093
Thereafter	3,160
Future lease payments, gross	8,361
Less: Imputed interest	(1,127)
Operating lease liability	$7,234

9. Debt

On September 9, 2020, Boulder Road sold a 50% undivided interest in a portion of our corporate campus to Westside Boulder, LLC (“Westside”). Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. Boulder Road received consideration of $13.2 million in the transaction.

On December 28, 2020, Boulder Road and Westside entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage is subject to certain financial covenants related to the underlying property.

On August 25, 2022 (the "Closing Date"), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the "Credit Agreement") with KeyBank National Association ("KeyBank"). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10 million with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. On December 31, 2022, $9.0 million was drawn under the Credit Agreement, which is included in Long-term debt, net on the accompanying condensed consolidated balance sheets as of December 31, 2022.

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

Maturities on long-term debt, net are as follows:

(in thousands)
2023	150
2024	156
2025	14,801
$15,107

10. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2022 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

SEC Investigation

In June 2020, Gaia received a request for voluntary production of documents in an investigation by the staff of the Denver Regional Office (the “Staff”) of the U.S. Securities and Exchange Commission (the “SEC”). Since that time, Gaia has responded to the initial voluntary requests and subsequent subpoenas issued by the Staff. In September 2022, Gaia and Gaia's Chief Financial Officer (“CFO”) reached an agreement in principle with the Staff on a framework for a complete resolution of the investigation. The agreement in principle contemplates that Gaia would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that Gaia (a) misstated in its April 29, 2019 earnings release and earnings call the number of paying subscribers for the period ending March 31, 2019, a quarter during which Gaia extended a free month of service to certain subscribers in the midst of a transition to a new enterprise-wide data system and (b) failed to comply with SEC whistleblower protection requirements with respect to the termination of one employee and the language used in severance agreements for other employees; and (2) requiring Gaia to pay a total civil monetary penalty of $2.0 million over a one-year period for these violations. At the same time, the CFO would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that the CFO caused Gaia's misstatements in the April 29, 2019 earnings release and earnings call that is described above; and (2) requiring the CFO to pay a civil monetary penalty of $0.05 million. The contemplated settlement with Gaia and the CFO involve violations that require only negligence rather than intentional conduct. There can be no assurance that the contemplated settlement will be finalized and approved. Based on Gaia's agreement in principle with the Staff, however, Gaia has accrued a liability in the amount of $2.0 million. This liability is included in Accounts payable, accrued and other liabilities on the accompanying condensed consolidated balance sheets and as a separate line in the consolidated statements of operations.

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period (“Common stock equivalents”). Common stock equivalents consist of incremental shares issuable upon the assumed exercise of stock options and vesting of restricted stock units utilizing the treasury stock method. The computation of earnings per share is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021

Diluted earnings per share:
Net income (loss)	$(3,095)	$3,731
Shares used in computation:
Weighted-average common stock outstanding	20,716	19,307
Common stock equivalents	—	527
Weighted-average number of shares	20,716	19,834
Diluted earnings (loss) per share	$(0.15)	$0.19

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	For the Year Ended December 31,
(in thousands)	2022	2021

Employee stock options and restricted stock units	336	15

12. Shareholders’ Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each holder of our Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common stock and our Class B common stock vote as a single class on all matters that are submitted to the shareholders for a vote, except as provided by law or as set forth in our charter. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman and CEO, holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 475,061 shares of Class A common stock. Consequently, our chairman holds approximately 78% of our voting stock and is able to exert substantial influence over and to control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

During 2022 and 2021, we issued shares of our Class A common stock as shown in the table below under our 2019 Long-Term Incentive Plan (the “2019 Plan”) and the 2009 Long-Term Incentive Plan (the “2009 Plan”).

	For the Years Ended December 31,
	2022	2021
Shares issued to independent directors for vesting of restricted stock units issued for services rendered, in lieu of cash compensation	19,066	19,184
Shares issued to employees upon exercise of stock options, vesting of restricted stock units, and employee stock purchase program	325,783	116,393

As of December 31, 2022, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common stock	5,400,000
Reserved under the ESPP	243,186
Stock options outstanding under the 2009 Plan	224,196
Restricted stock units outstanding under the 2009 Plan	201,882
Restricted stock units outstanding under the 2019 Plan	631,602
Total shares reserved for future issuance	6,700,866

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

In 2015, we commenced issuing restricted stock units ("RSUs"). The RSUs entitle the recipient to receive one share of Class A common stock for each RSU upon vesting. The RSUs are issued with cliff vesting in five years for employees and one year for directors, provided that the recipient is still an employee or director of Gaia on such date. The RSUs will be automatically forfeited and of no further force and effect if the vesting conditions are not met. We use intrinsic value method for RSUs, which due to the nature of these awards, is typically market price of our common stock on the date of grant. No options were granted during 2022 or 2021. The exercise price of our legacy outstanding options is generally equal to the closing market price of our stock at the date of the grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees, and one year for board members.

The table below presents a summary of activity under the 2009 Plan and the 2019 Plan, as of December 31, 2022, and changes during the year then ended:

(in thousands, except share and per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,227,838	$8.18
Restricted stock unit grants	198,777	—
Exercised options	—
Restricted stock unit vesting	(332,889)	—
Cancelled or forfeited restricted stock units and options	(36,046)	—
Outstanding at December 31, 2022	1,057,680	$8.17	3.6	$2,517
Exercisable options at December 31, 2022	224,196	$8.17	3.6	$—

The table below presents our valuation data:

(in thousands, except per share amounts)	2022	2021
Valuation Data:
Weighted-average fair value (per share)	$3.62	$9.96
Total stock-based compensation expense	$1,821	$1,710
Total income tax impact on provision	$1,071	$1,299

The table below presents our outstanding RSUs by vest date:

Vest Date	RSUs
January 1, 2023	8,196
April 30, 2023	45,268
March 31, 2024	193,686
March 31, 2026	468,825
March 31, 2027	117,509
833,484

During 2022 and 2021, we recognized approximately $1.8 million and $1.7 million, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during 2022. During 2021, 90,000 options were exercised and we received approximately $0.6 million in cash from exercises. We issue new shares upon the exercise of options and vesting of RSUs. The total intrinsic value of options exercised during 2021 was approximately $0.35 million. The total fair value of options vested was $ 0.001 million and $0.01 million during 2022 and 2021, respectively.

As of December 31, 2022, there was $3.9 million of unrecognized cost related to non-vested share-based compensation arrangements granted under the 2009 and 2019 Plans. We expect that cost to be recognized over a weighted-average period of 2.95 years.

14. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2022	2021
Current:
Federal	$—	$—
State	—	16
Total current	—	16
Deferred:
Federal	189	(1,892)
State	13	(135)
Total deferred	202	(2,027)
Provision for (benefit from) income taxes	$202	$(2,011)

Variations from the federal statutory rate are as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021
Expected federal income tax benefit at statutory rate of 21% in 2022 and 2021	$(533)	$361
Effect of permanent other differences	79	3
Goodwill	—	(2,079)
Return to provision adjustments	220	58
State income tax expense (benefit), net of federal benefit tax assets	(38)	26
Valuation allowance	474	(380)
Provision for (benefit from) income taxes	$202	$(2,011)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets (liabilities) are as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets (liabilities):
Stock-based compensation	$1,085	$1,299
Depreciation and amortization	(3,635)	(3,319)
Legal accrual	653	—
Net operating loss carryforward	17,159	16,427
Charitable carryforward	3	15
Right of use lease asset	(1,596)	(1,771)
Long-term lease	1,460	1,628
Other	187	446
Tax credits	300	300
Valuation allowance	(16,115)	(15,334)
Total deferred tax liabilities, net of valuation allowance	$(499)	$(309)

The source of income before income taxes are as follows:

(in thousands)	2022	2021
Domestic	$(2,533)	$1,720

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. We determined that a valuation allowance against our deferred tax assets of $16.1 million and $15.3 million for 2022 and 2021, respectively, was necessary due to the cumulative loss incurred over a three-year period. We have federal and state net operating loss carryforwards of approximately $76.2 million and $25.4 million, respectively, of which $2.2 million in federal net operating losses expire after 2037. Net operating losses generated in 2018 and beyond do not expire.

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

The following represents geographical data for our operations:

	For the Years Ended December 31,
(in thousands)	2022	2021
Revenue:
United States	$47,536	$44,283
International	34,499	35,290
	$82,035	$79,573

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 20, 2023, to be filed with the Commission pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the "Governance" section of our website at http://ir.gaia.com/governance-docs. Our full board of directors must approve in advance any waivers of the Code of Ethics with respect to any executive officer or director. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Governance” section of our internet website located at http://ir.gaia.com/governance-docs.

Item 11. Executive Compensation

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 20, 2023, to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 20, 2023, to be filed with the Commission pursuant to Regulation 14A.

Equity Compensation Plan Information

See Part II, Item 5 for information regarding securities authorized for issuance under our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 20, 2023, to be filed with the Commission pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on April 20, 2023, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s (now known as Gaia) Form 10-K filed March 31, 2014 (No. 000-27517)).
10.6*	Gaia, Inc. 2019 Long-Term Incentive Plan, dated April 25, 2019 (incorporated by reference to Exhibit A of Gaia’s proxy statement filed March 8, 2019 (No. 000-27517)).
10.7*	Gaia, Inc. 2019 Employee Stock Purchase Plan, dated April 25, 2019 (incorporated by reference to Exhibit B of Gaia’s proxy statement filed March 8, 2019 (No. 000-27517)).
10.8*	Form of Employee Stock Option Agreement, under Gaia’s 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of Gaia’s Form 10-K filed February 24, 2020 (No. 000-27517)).
10.9*	Form of Restricted Stock Unit Awards Agreement under Gaia’s 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of Gaia’s Form 10-K filed February 24, 2020 (No. 000-27517)).

Exhibit No.	Description
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

10.13

Credit and Security Agreement by and among Gaia, Inc., as Borrower, The Subsidiary Guarantors from time to time party hereto, and KeyBank National Association, as Lender (incorporated by reference to Exhibit 10.1 of Gaia's Form 8-K filed August 26, 2022 (No. 000-27517)).

21.1	List of Gaia, Inc. Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Accounting Firm (filed herewith)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA, INC.

By:	/s/ Jirka Rysavy
Jirka Rysavy
Chief Executive Officer
March 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2023

/s/ James Colquhoun James Colquhoun	Director	March 6, 2023

/s/ Kristin Frank Kristin Frank	Director	March 6, 2023

/s/ David Maisel David Maisel	Director	March 6, 2023

/s/ Keyur Patel Keyur Patel	Director	March 6, 2023

/s/ Paul Sutherland Paul Sutherland	Director	March 6, 2023

/s/ Anaa Udaybabu Anaa Udaybabu	Director	March 6, 2023

/s/ Paul Tarell Paul Tarell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2023