Form 10-Q
period 2023-03-31
GAIA, INC
filed 2023-05-01
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 27, 2023
Class A Common Stock ($0.0001 par value)	15,471,060
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2023, the interim results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2022.

GAIA, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$10,848	$11,562
Accounts receivable	3,499	2,955
Prepaid expenses and other current assets	2,383	2,656
Total current assets	16,730	17,173
Media library, software and equipment, net	51,256	51,115
Right-of-use lease asset, net	6,895	7,093
Real estate, investment and other assets, net	30,806	30,979
Goodwill	31,943	31,943
Total assets	$137,630	$138,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$11,513	$12,355
Short-term debt and lease liability	901	894
Deferred revenue	15,555	14,124
Total current liabilities	27,969	27,373
Long-term debt, net	14,919	14,958
Long-term lease liability	6,298	6,489
Deferred taxes	499	499
Total liabilities	49,685	49,319
Shareholders' equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 15,425,792 and 15,406,186 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	164,284	164,180
Accumulated deficit	(76,341)	(75,198)
Total shareholders' equity	87,945	88,984
Total liabilities and shareholders' equity	$137,630	$138,303

The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
	(unaudited)
Revenues, net	$19,647	$21,831
Cost of revenues	2,773	2,905
Gross profit	16,874	18,926
Expenses:
Selling and operating	16,123	16,785
Corporate, general and administration	1,773	1,785
Acquisition costs	—	49
Total operating expenses	17,896	18,619
Income (loss) from operations	(1,022)	307
Interest and other expense, net	(121)	(60)
Income (loss) before income taxes	(1,143)	247
Provision for (benefit from) income taxes	—	—
Income (loss) from continuing operations	(1,143)	247
Income (loss) from discontinued operations	—	(161)
Net income (loss)	$(1,143)	$86

Earnings (loss) per share:
Basic
Continuing operations	$(0.05)	$0.01
Discontinued operations	$—	$(0.01)
Basic earnings (loss) per share	$(0.05)	$—
Diluted
Continuing operations	$(0.05)	$0.01
Discontinued operations	$—	$(0.01)
Diluted earnings (loss) per share	$(0.05)	$—
Weighted-average shares outstanding:
Basic	20,826	20,465
Diluted	20,826	20,816

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	(unaudited)
(in thousands, except shares)	Total Shareholders' Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2022	$90,215	$(72,103)	$2	$162,316	20,461,337
'Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	540	—	—	540	313,823
Net income	86	86	—	—	—
Balance at March 31, 2022	$90,841	$(72,017)	$2	$162,856	20,775,160

Balance at January 1, 2023	$88,984	$(75,198)	$2	$164,180	20,806,186
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	104	—	—	104	19,606
Net loss	(1,143)	(1,143)	—	—	—
Balance at March 31, 2023	$87,945	$(76,341)	$2	$164,284	20,825,792

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(in thousands)	2023	2022
	(unaudited)
Operating activities:
Net income (loss)	$(1,143)	$86
Loss from discontinued operations	—	161
Income (loss) from continuing operations	(1,143)	247
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,157	3,907
Share-based compensation expense	82	540
Changes in operating assets and liabilities:
Accounts receivable	(544)	(172)
Prepaid expenses and other assets	18	74
Accounts payable and accrued liabilities	(863)	(1,439)
Deferred revenue	1,431	1,007
Net cash provided by operating activities - continuing operations	3,138	4,164
Net cash used in operating activities - discontinued operations	—	(161)
Net cash provided by operating activities	3,138	4,003
Investing activities:
Additions to media library, software and equipment	(3,870)	(4,981)
Acquisitions, net of cash acquired, and purchase of intangible assets	—	(847)
Net cash used in investing activities	(3,870)	(5,828)
Financing activities:
Repayment of debt	(7,504)	(46)
Proceeds from short-term borrowings	7,500	—
Proceeds from the issuance of common stock	22	—
Net cash provided by (used in) financing activities	18	(46)
Net change in cash	(714)	(1,871)
Cash at beginning of period	11,562	10,269
Cash at end of period	$10,848	$8,398
Supplemental cash flow information
Interest paid	$125	$65

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

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently organized into four primary channels—Yoga, Transformation, Alternative Healing, and Seeking Truth—and delivered directly to our members through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently comprises approximately 75% of our members' viewing time. We complement our produced and owned content through long term licensing agreements.

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

There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Discontinued Operations

Yoga International historically had a line of business focused on one-time transactional course sales. With the launch of a premium membership tier that includes this content, this line of business was discontinued in 2022 as the contractual commitments related to this line of business lapsed. There are no other assets or liabilities associated with this revenue stream. As this represents a strategic shift with a major effect on our operations and financial results, we have presented the results of operations related to winding up this line of business as discontinued operations on the accompanying condensed consolidated statement of operations in 2022.

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

3. Equity and Share-Based Compensation

During the first three months of 2023 and 2022, we recognized approximately $82 and $540, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during the first three months of 2023 or 2022.

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2022 through March 31, 2023.

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Real estate, investment and other assets, net on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

(in thousands)	March 31, 2023	December 31, 2022
Amortizable Intangible Assets
Customer relationships	$2,000	$2,000
Tradenames	270	270
Accumulated amortization	(721)	(579)
	$1,549	$1,691

Unamortized Intangible Assets
Domain names	$563	$563

Our amortizable assets are expected to be amortized on a straight-line basis over 48 months. Amortization expense was $142 for the three months ended March 31, 2023 and 2022. Future amortization of our amortizable intangible assets as of March 31, 2023 is expected to be as follows:

(in thousands)
2023 (remaining)	$425
2024	568
2025	556
$1,549

5. Debt

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

On August 25, 2022 (the "Closing Date"), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the "Credit Agreement") with KeyBank National Association ("KeyBank"). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10.0 million with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. On March 31, 2023, $9.0 million was drawn under the Credit Agreement, which is included in Long-term debt, net on the accompanying condensed consolidated balance sheets as of March 31, 2023.

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

Maturities on long-term debt, net are:

(in thousands)
2023 (remaining)	$112
2024	156
2025	14,801
$15,069

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

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

		March 31,	December 31,
(in thousands)	Balance Sheet Classification	2023	2022
Right-of-use asset	Right-of-use lease asset, net	$6,895	$7,093

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$751	$745
Operating lease liability (non-current)	Long-term lease liability	6,298	6,489
		$7,049	$7,234

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for operating lease liabilities	$250	$250

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for operating lease liabilities	$250	$250

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of March 31, 2023 is expected to be:

(in thousands)
2023 (remaining)	$751
2024	1,008
2025	1,035
2026	1,064
2027	1,093
Thereafter	3,158
Future lease payments, gross	8,109
Less: Imputed interest	(1,060)
Operating lease liability	$7,049

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
	(unaudited)
Weighted-average common stock outstanding	20,826	20,465
Common stock equivalents	—	351
Weighted-average number of shares	20,826	20,816

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
	(unaudited)
Common stock equivalents excluded due to net loss	69	—
Employee stock options and RSUs	439	228
	508	228

8. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of March 31, 2023. As of March 31, 2023, our net operating loss carryforwards on a gross basis were $78,214 and $25,847 for federal and state, respectively.

9. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2023 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

SEC Investigation and Anticipated Settlement

In June 2020, Gaia received a request for voluntary production of documents in an investigation by the staff of the Denver Regional Office (the “Staff”) of the U.S. Securities and Exchange Commission (the “SEC”). Since that time, Gaia has responded to the initial voluntary requests and subsequent subpoenas issued by the Staff. In September 2022, Gaia and Gaia's Chief Financial Officer (“CFO”) reached an agreement in principle with the Staff on a framework for a complete resolution of the investigation. The agreement in principle contemplates that Gaia would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that Gaia (a) misstated in its April 29, 2019 earnings release and earnings call the number of paying subscribers for the period ending March 31, 2019, a quarter during which Gaia extended a free month of service to certain subscribers in the midst of a transition to a new enterprise-wide data system and (b) failed to comply with SEC whistleblower protection requirements with respect to the termination of one employee and the language used in severance agreements for other employees; and (2) requiring Gaia to pay a total civil monetary penalty of $2.0 million over a one-year period for these violations. At the same time, the CFO would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that the CFO caused Gaia's misstatements in the April 29, 2019 earnings release and earnings call that is described above; and (2) requiring the CFO to pay a civil monetary penalty of $0.05 million. The contemplated settlement with Gaia and the CFO involve violations that require only negligence rather than intentional conduct. There can be no assurance that the contemplated settlement will be finalized and approved. Based on Gaia's agreement in principle with the Staff, however, Gaia has accrued a liability in the amount of $2.0 million. This liability is included in Accounts payable, accrued and other liabilities on the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are forward looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “strive,” “target,” “will,” “would” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Risks and uncertainties that could cause actual results to differ include, without limitation: our ability to attract new members and retain existing members; our ability to compete effectively, including for customer engagement with different modes of entertainment; maintenance and expansion of devise platforms for streaming; fluctuation in customer usage of our service; fluctuations in quarterly operating results; service disruptions; production risks; general economic conditions; future losses; loss of key personnel; price changes; brand reputation; acquisitions; new initiatives we undertake; security and information systems; legal liability for website content; failure of third parties to provide adequate service; future internet-related taxes; our founder’s control of us; litigation; consumer trends; the effect of government regulation and programs; the impact of public health threats, including the coronavirus (COVID-19) pandemic and our response to it; and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We operate a global digital video subscription service with a library of over 10,000 titles, with a growing selection of titles available in Spanish, German and French that caters to a unique, underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service our members have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – 88% of which is exclusively available to our members for digital streaming on most internet-connected devices.

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

The full impact that the COVID-19 pandemic will have on our business, operations and financial results will depend on a number of evolving factors that we may not be able to accurately predict. See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional discussion regarding risks related to the COVID-19 pandemic.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenues, net	$19,647	$21,831
Cost of revenues	2,773	2,905
Gross profit margin	85.9%	86.7%
Selling and operating	16,123	16,785
Corporate, general and administration	1,773	1,785
Acquisition costs	—	49
Total operating expenses	17,896	18,619
Income (loss) from operations	(1,022)	307
Interest and other expense, net	(121)	(60)
Income (loss) before income taxes	(1,143)	247
Provision for (benefit from) income taxes	—	—
Income (loss) from continuing operations	(1,143)	247
Income (loss) from discontinued operations	—	(161)
Net income (loss)	$(1,143)	$86

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Revenues, net	100.0%	100.0%
Cost of revenues	14.1%	13.3%
Gross profit	85.9%	86.7%
Expenses:
Selling and operating	82.1%	76.9%
Corporate, general and administration	9.0%	8.2%
Acquisition costs	—%	0.2%
Total operating expenses	91.1%	85.3%
Income (loss) from operations	(5.2)%	1.4%
Interest and other expense, net	(0.6)%	(0.3)%
Income (loss) before income taxes	(5.8)%	1.1%
Provision for (benefit from) income taxes	—%	—%
Income (loss) from continuing operations	(5.8)%	1.1%
Income (loss) from discontinued operations	—%	(0.7)%
Net income (loss)	(5.8)%	0.4%

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenues, net. Revenues decreased $2.2 million, or 10.1%, to $19.6 million during the three months ended March 31, 2023, compared to $21.8 million during the three months ended March 31, 2022. This was primarily driven by a decrease in overall member count.

Cost of revenues. Cost of revenues decreased $0.1 million, or 3.4%, to $2.8 million during the three months ended March 31, 2023, from $2.9 million during the three months ended March 31, 2022. Gross profit margin decreased during the three months ended March 31, 2023 to 85.9% from 86.7% for the three months ended March 31, 2022 primarily due to increased content amortization related to an overall increase in our investment of our original content offerings as we add additional content in Spanish, French, and German and content acquired as part of the Yoga International acquisition.

Selling and operating expenses. Selling and operating expenses decreased $0.7 million, or 4.2%, to $16.1 million during the three months ended March 31, 2023, compared to $16.8 for the three months ended March 31, 2022, driven primarily by technology related expenses tied to our business continuity initiative completed in June 2022. As a percentage of net revenues, these expenses increased to 82.1% for the three months ended March 31, 2023 compared to 76.9% for the three months ended March 31, 2022 driven primarily by a decrease in revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses remained flat at $1.8 million for both the three months ended March 31, 2023 and 2022. As a percentage of net revenues, these expenses increased to 9.0% for the three months ended March 31, 2023 from 8.2% for the three months ended March 31, 2022 driven primarily by a decrease in revenues.

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

Our budgeted content and capital expenditures for the remainder of 2023 are expected to be between $8.0 to $10.0 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We also intend to fund the anticipated $2.0 million legal settlement with cash flows from operations. We began to generate positive cash flows from operations in October 2019 and have continued to generate cash flows from operations since. We expect to continue generating positive cash flows from operations during the remainder of 2023. We generated approximately $3.1 million in cash flows from continuing operations during the three months ended March 31, 2023. As of March 31, 2023, our cash balance was $10.8 million.

As described in Note 5, during August 2022, we entered into a Credit Agreement with KeyBank, which provides for a revolving credit facility in an aggregate amount of up to $10.0 million. Funds from the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. As of March 31, 2023, $9.0 million was drawn under the Credit Agreement, which is included in Long-term debt, net on the accompanying condensed consolidated balance sheets.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition, or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

While there can be no assurances, we believe our cash on hand, our cash expected to be generated from operations, our $10 million revolving line of credit, our potential additional borrowing capabilities now that we have a history of generating positive operating cash flows, and our potential capital raising capabilities will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties, or other factors.

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$3,138	$4,164
Operating activities - discontinued operations	—	(161)
Operating activities	3,138	4,003
Investing activities	(3,870)	(5,828)
Financing activities	18	(46)
Net change in cash	$(714)	$(1,871)

Operating activities. Cash flows provided by operations decreased $0.9 million during the first three months of 2023 compared to the same period in 2022. The decrease was primarily driven by changes in earnings, timing of working capital, primarily accounts payable and deferred revenues.

Investing activities. Cash flows used in investing activities decreased $2.0 million during the first three months of 2023 compared to the same period in 2022 due primarily to the inclusion of the payment of the deferred purchase consideration related to our acquisition of Yoga International and additional investments in technology in support of a business continuity initiative during 2022.

Financing activities. Cash flows provided by financing activities were primarily impacted by borrowing and repayment activities associated with our revolving line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of March 31, 2023, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

SEC Investigation and Anticipated Settlement

In June 2020, Gaia received a request for voluntary production of documents in an investigation by the Staff of the Denver Regional Office of the SEC. Since that time, Gaia has responded to the initial voluntary requests and subsequent subpoenas issued by the Staff. In September 2022, Gaia and Gaia's CFO reached an agreement in principle with the Staff on a framework for a complete resolution of the investigation. The agreement in principle contemplates that Gaia would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that Gaia (a) misstated in its April 29, 2019 earnings release and earnings call the increase in the number of paying subscribers for the period ending March 31, 2019, a quarter during which Gaia extended a free month of service to certain subscribers in the midst of a transition to a new enterprise-wide data system and (b) failed to comply with SEC whistleblower protection requirements with respect to the termination of one employee and the language used in severance agreements for other employees; and (2) requiring Gaia to pay a total civil monetary penalty of $2.0 million over a one-year period for these violations. At the same time, the CFO would consent, without admitting or denying any findings, to the entry of an administrative order: (1) finding that the CFO caused Gaia's misstatements in the April 29, 2019 earnings release and earnings call that is described above; and (2) requiring the CFO to pay a civil monetary penalty of $50,000. The contemplated settlement with Gaia and the CFO involve violations that require only negligence rather than intentional conduct. There can be no assurance that the contemplated settlement will be finalized and approved. Based on the Gaia’s agreement in principle with the Staff, however, Gaia has accrued a liability in the amount of $2.0 million. See Note 9 of Notes to condensed consolidated financial statements.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 6, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gaia, Inc.
(Registrant)

May 1, 2023	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(Authorized Officer)

May 1, 2023	By:	/s/ Paul Tarell
Date		Paul Tarell
Chief Financial Officer
(Principal Financial and Accounting Officer)