Form 10-Q
period 2023-06-30
GAIA, INC
filed 2023-07-31
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2023
Class A Common Stock ($0.0001 par value)	15,754,425
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2023, the interim results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Operating results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2022.

GAIA, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$10,879	$11,562
Accounts receivable	3,620	2,955
Prepaid expenses and other current assets	2,730	2,656
Total current assets	17,229	17,173
Media library, software and equipment, net	51,198	51,115
Right-of-use lease asset, net	6,694	7,093
Real estate, investment and other assets, net	30,569	30,979
Goodwill	31,943	31,943
Total assets	$137,633	$138,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$12,384	$12,355
Short-term debt and lease liability	911	894
Deferred revenue	15,476	14,124
Total current liabilities	28,771	27,373
Long-term debt, net	14,881	14,958
Long-term lease liability	6,105	6,489
Deferred taxes	499	499
Total liabilities	50,256	49,319
Shareholders' equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 15,754,425 and 15,406,186 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	165,434	164,180
Accumulated deficit	(78,059)	(75,198)
Total shareholders' equity	87,377	88,984
Total liabilities and shareholders' equity	$137,633	$138,303

The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues, net	$19,839	$20,720	$39,486	$42,551
Cost of revenues	2,839	2,759	5,612	5,664
Gross profit	17,000	17,961	33,874	36,887
Expenses:
Selling and operating	17,085	15,869	33,208	32,654
Corporate, general and administration	1,520	1,794	3,293	3,579
Acquisition costs	—	—	—	49
Total operating expenses	18,605	17,663	36,501	36,282
Income (loss) from operations	(1,605)	298	(2,627)	605
Interest and other expense, net	(113)	(50)	(234)	(110)
Income (loss) before income taxes	(1,718)	248	(2,861)	495
Provision for (benefit from) income taxes	—	—	—	—
Income (loss) from continuing operations	(1,718)	248	(2,861)	495
Income (loss) from discontinued operations	—	(132)	—	(293)
Net income (loss)	$(1,718)	$116	$(2,861)	$202

Earnings (loss) per share:
Basic
Continuing operations	$(0.08)	$0.01	$(0.14)	$0.02
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Basic earnings (loss) per share	$(0.08)	$—	$(0.14)	$0.01
Diluted
Continuing operations	$(0.08)	$0.01	$(0.14)	$0.02
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Diluted earnings (loss) per share	$(0.08)	$—	$(0.14)	$0.01
Weighted-average shares outstanding:
Basic	20,874	20,788	20,850	20,627
Diluted	20,874	20,795	20,850	20,795

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	(unaudited)
(in thousands, except shares)	Total Shareholders' Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2022	$90,215	$(72,103)	$2	$162,316	20,461,337
'Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	540	—	—	540	313,823
Net income	86	86	—	—	—
Balance at March 31, 2022	$90,841	$(72,017)	$2	$162,856	20,775,160
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	433	—	—	433	31,026
Net Income	116	116	—	—	—
Balance at June 30, 2022	$91,390	$(71,901)	$2	$163,289	20,806,186

Balance at January 1, 2023	$88,984	$(75,198)	$2	$164,180	20,806,186
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	104	—	—	104	19,606
Net loss	(1,143)	(1,143)	—	—	—
Balance at March 31, 2023	$87,945	$(76,341)	$2	$164,284	20,825,792
Issuance of Gaia, Inc. common stock for media library acquisition	669	—	—	669	272,980
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, and share-based compensation	481	—	—	481	55,653
Net loss	(1,718)	(1,718)	—	—	—
Balance at June 30, 2023	$87,377	$(78,059)	$2	$165,434	21,154,425

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2023	2022
	(unaudited)
Operating activities:
Net income (loss)	$(2,861)	$202
Loss from discontinued operations	—	293
Income (loss) from continuing operations	(2,861)	495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,374	7,904
Share-based compensation expense	543	930
Changes in operating assets and liabilities:
Accounts receivable	(665)	(244)
Prepaid expenses and other assets	(333)	(292)
Accounts payable and accrued liabilities	70	(2,476)
Deferred revenue	1,352	371
Net cash provided by operating activities - continuing operations	6,480	6,688
Net cash provided by (used in) operating activities - discontinued operations	—	(293)
Net cash provided by operating activities	6,480	6,395
Investing activities:
Additions to media library, software and equipment	(7,119)	(9,572)
Acquisitions, net of cash acquired, and purchase of intangible assets	—	(847)
Net cash used in investing activities	(7,119)	(10,419)
Financing activities:
Repayment of debt	(12,686)	(93)
Proceeds from short-term borrowings	12,600	—
Proceeds from the issuance of common stock	42	43
Net cash used in financing activities	(44)	(50)
Net change in cash	(683)	(4,074)
Cash at beginning of period	11,562	10,269
Cash at end of period	$10,879	$6,195
Supplemental cash flow information
Interest paid	$253	$129
Value of shares issued for acquisition of content added to Media Library	$669	—

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

3. Equity and Share-Based Compensation

During the first six months of 2023 and 2022, we recognized approximately $543 and $930, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during the first six months of 2023 or 2022.

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2022 through June 30, 2023.

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Real estate, investment and other assets, net on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Amortizable Intangible Assets
Customer relationships	$2,000	$2,000
Tradenames	270	270
Accumulated amortization	(863)	(579)
	$1,407	$1,691

Unamortized Intangible Assets
Domain names	$563	$563

Our amortizable assets are expected to be amortized on a straight-line basis over 48 months. Amortization expense was $142 for the three months ended June 30, 2023 and 2022 and $284 for the six months ended June 30, 2023 and 2022. Future amortization of our amortizable intangible assets as of June 30, 2023 is expected to be as follows:

(in thousands)
2023 (remaining)	$283
2024	568
2025	556
$1,407

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

Maturities on long-term debt, net are:

(in thousands)
2023 (remaining)	$75
2024	156
2025	14,801
$15,032

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

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

		June 30,	December 31,
(in thousands)	Balance Sheet Classification	2023	2022
Right-of-use asset	Right-of-use lease asset, net	$6,694	$7,093

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$760	$745
Operating lease liability (non-current)	Long-term lease liability	6,105	6,489
		$6,865	$7,234

	For the Three Months Ended June 30,
(in thousands)	2023	2022
Cash paid for operating lease liabilities	$250	$250

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Cash paid for operating lease liabilities	$500	$500

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of June 30, 2023 is expected to be:

(in thousands)
2023 (remaining)	$500
2024	1,008
2025	1,035
2026	1,064
2027	1,093
Thereafter	3,158
Future lease payments, gross	7,858
Less: Imputed interest	(993)
Operating lease liability	$6,865

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Weighted-average common stock outstanding	20,874	20,788	20,850	20,627
Common stock equivalents	—	7	—	168
Weighted-average number of shares	20,874	20,795	20,850	20,795

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Common stock equivalents excluded due to net loss	53	—	52	—
Employee stock options and RSUs	492	475	471	413
	545	475	523	413

8. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of June 30, 2023. As of June 30, 2023, our net operating loss carryforwards on a gross basis were $81,276 and $26,613 for federal and state, respectively.

9. Non-income Taxes

The Company is subject to tax examinations for Value Added Taxes (VAT). A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a VAT liability with respect to a jurisdiction is probable and can be reliably estimated, the Company accrues for these matters in corporate, general, and administration expenses in the condensed consolidated statements of operations. Future developments relating to the foregoing could result in adjustments being made to these accruals.

10. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2023 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

SEC Investigation and Settlement

In June 2020, Gaia received a request for voluntary production of documents in an investigation by the Staff of the Denver Regional Office of the SEC. Since that time, Gaia has responded to the initial voluntary requests and subsequent subpoenas issued by the Staff. In September 2022, Gaia and Gaia's then-CFO, Paul Tarell, reached an agreement in principle with the Staff on a framework for a complete resolution of the investigation. On May 23, 2023, acting pursuant to an offer of settlement submitted by Gaia and Mr. Tarell, the SEC issued an order instituting cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, making findings, and imposing a cease-and-desist order (the “SEC Order”). In the SEC Order, the SEC made findings that: (1) Gaia (a) misstated in its April 29, 2019 earnings release and earnings call the increase in the number of paying subscribers for the period ending March 31, 2019, a quarter during which Gaia extended a free month of service to certain subscribers in the midst of a transition to a new enterprise-wide data system and (b) failed to comply with SEC whistleblower protection requirements with respect to the termination of one employee and the language used in severance agreements for other employees; and (2) finding that the then-CFO caused Gaia's misstatements in the April 29, 2019 earnings release and earnings call that is described above. Gaia and Mr. Tarell consented to entry into the SEC Order without admitting or denying any findings. Pursuant to the SEC Order, (1) Gaia is required to pay to the SEC a total civil monetary penalty of $2.0 million over a one-year period for these violations and (2) Mr. Tarell was required to pay to the SEC a civil monetary penalty of $50,000. The $2.0 million penalty was included on the Condensed consolidated balance sheet at December 31, 2022 in the Accounts payable, accrued and other liabilities line.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues, net	$19,839	$20,720	$39,486	$42,551
Cost of revenues	2,839	2,759	5,612	5,664
Gross profit margin	85.7%	86.7%	85.8%	86.7%
Selling and operating	17,085	15,869	33,208	32,654
Corporate, general and administration	1,520	1,794	3,293	3,579
Acquisition costs	—	—	—	49
Total operating expenses	18,605	17,663	36,501	36,282
Income (loss) from operations	(1,605)	298	(2,627)	605
Interest and other expense, net	(113)	(50)	(234)	(110)
Income (loss) before income taxes	(1,718)	248	(2,861)	495
Provision for (benefit from) income taxes	—	—	—	—
Income (loss) from continuing operations	(1,718)	248	(2,861)	495
Income (loss) from discontinued operations	—	(132)	—	(293)
Net income (loss)	$(1,718)	$116	$(2,861)	$202

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.3%	13.3%	14.2%	13.3%
Gross profit	85.7%	86.7%	85.8%	86.7%
Expenses:
Selling and operating	86.1%	76.6%	84.1%	76.7%
Corporate, general and administration	7.7%	8.7%	8.3%	8.4%
Acquisition costs	0.0%	0.0%	—%	0.1%
Total operating expenses	93.8%	85.2%	92.4%	85.3%
Income (loss) from operations	(8.1)%	1.4%	(6.7)%	1.4%
Interest and other expense, net	(0.6)%	(0.2)%	(0.6)%	(0.3)%
Income (loss) before income taxes	(8.7)%	1.2%	(7.2)%	1.2%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Income (loss) from continuing operations	(8.7)%	1.2%	(7.2)%	1.2%
Income (loss) from discontinued operations	—%	(0.6)%	—%	(0.7)%
Net income (loss)	(8.7)%	0.6%	(7.2)%	0.5%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenues, net. Revenues decreased $0.9 million, or 4.3%, to $19.8 million during the three months ended June 30, 2023, compared to $20.7 million during the three months ended June 30, 2022. This was primarily driven by post-COVID subscriber contraction experienced industry wide, resulting in a decrease in overall member count during the second half of 2022. This trend has reversed during the first half of 2023, as we returned to member growth.

Cost of revenues. Cost of revenues remained flat at $2.8 million during the three months ended June 30, 2023, and June 30, 2022. Gross profit margin decreased during the three months ended June 30, 2023 to 85.7% from 86.7% for the three months ended June 30, 2022 primarily due to increased content amortization related to an overall increase in our investment of our original content offerings.

Selling and operating expenses. Selling and operating expenses increased $1.2 million, or 7.5%, to $17.1 million during the three months ended June 30, 2023, compared to $15.9 for the three months ended June 30, 2022, driven primarily by an increase in marketing spend expenses. As a percentage of net revenues, these expenses increased to 86.1% for the three months ended June 30, 2023 compared to 76.6% for the three months ended June 30, 2022 driven primarily by a decrease in revenues.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.3 million, or 16.7% to $1.5 million for three months ended June 30, 2023 from $1.8 million for three months ended June 30, 2022, driven primarily by decreases in salary and payroll related expenses. As a percentage of net revenues, these expenses decreased to 7.7% for the three months ended June 30, 2023 from 8.7% for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenues, net. Revenues decreased $3.1 million, or 7.3%, to $39.5 million during the six months ended June 30, 2023, compared to $42.6 million during the six months ended June 30, 2022. This was primarily driven by post-COVID subscriber contraction experienced industry wide, resulting in a decrease in overall member count during the second half of 2022. This trend has reversed during the first half of 2023, as we returned to member growth.

Cost of revenues. Cost of revenues decreased $0.1 million, or 1.8%, to $5.6 million during the six months ended June 30, 2023, from $5.7 million during the six months ended June 30, 2022. Gross profit margin decreased during the six months ended June 30, 2023 to 85.8% from 86.7% for the six months ended June 30, 2022 primarily due to increased content amortization related to an overall increase in our investment in our original content offerings.

Selling and operating expenses. Selling and operating expenses increased $0.5 million, or 1.5%, to $33.2 million during the six months ended June 30, 2023, compared to $32.7 for the six months ended June 30, 2022, driven primarily by an increase in marketing spend. As a percentage of net revenues, these expenses increased to 84.1% for the six months ended June 30, 2023 compared to 76.7% for the six months ended June 30, 2022.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.3 million or 8.3% to $3.3 million for the six months ended June 30, 2023 compared to $3.6 million for the six months ended June 30, 2022, primarily driven by decreases in salary and payroll expenses. As a percentage of net revenues, these expenses decreased to 8.3% for the six months ended June 30, 2023 from 8.4% for the six months ended June 30, 2022, driven primarily by a decrease in revenues.

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

Our budgeted content and capital expenditures for the remainder of 2023 are expected to be between $6.0 to $8.0 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate positive cash flows from operations in October 2019 and have continued to generate cash flows from operations since. We expect to continue generating positive cash flows from operations during the remainder of 2023. We generated approximately $6.5 million in cash flows from operations during the six months ended June 30, 2023. As of June 30, 2023, our cash balance was $10.9 million.

As described in Note 5, during August 2022, we entered into a Credit Agreement with KeyBank, which provides for a revolving credit facility in an aggregate amount of up to $10.0 million. Funds from the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. As of June 30, 2023, $9.0 million was drawn under the Credit Agreement, which is included in Long-term debt, net on the accompanying condensed consolidated balance sheets.

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

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$3,342	$2,524	$6,480	$6,688
Operating activities - discontinued operations	—	(132)	—	(293)
Operating activities	3,342	2,392	6,480	6,395
Investing activities	(3,249)	(4,591)	(7,119)	(10,419)
Financing activities	(62)	(4)	(44)	(50)
Net change in cash	$31	$(2,203)	$(683)	$(4,074)

Operating activities. Cash flows provided by operations increased $0.1 million during the first six months of 2023 compared to the same period in 2022. The increase was primarily driven by changes in earnings, timing of working capital, primarily accounts payable and deferred revenues.

Investing activities. Cash flows used in investing activities decreased $3.3 million during the first six months of 2023 compared to the same period in 2022 due primarily to the cost reduction initiatives we completed in the first quarter of 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of June 30, 2023, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

SEC Investigation and Settlement

In June 2020, Gaia received a request for voluntary production of documents in an investigation by the Staff of the Denver Regional Office of the SEC. Since that time, Gaia has responded to the initial voluntary requests and subsequent subpoenas issued by the Staff. In September 2022, Gaia and Gaia's then-CFO, Paul Tarell, reached an agreement in principle with the Staff on a framework for a complete resolution of the investigation. On May 23, 2023, acting pursuant to an offer of settlement submitted by Gaia and Mr. Tarell, the SEC issued an order instituting cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, making findings, and imposing a cease-and-desist order (the “SEC Order”). In the SEC Order, the SEC made findings that: (1) Gaia (a) misstated in its April 29, 2019 earnings release and earnings call the increase in the number of paying subscribers for the period ending March 31, 2019, a quarter during which Gaia extended a free month of service to certain subscribers in the midst of a transition to a new enterprise-wide data system and (b) failed to comply with SEC whistleblower protection requirements with respect to the termination of one employee and the language used in severance agreements for other employees; and (2) finding that the then-CFO caused Gaia's misstatements in the April 29, 2019 earnings release and earnings call that is described above. Gaia and Mr. Tarell consented to entry into the SEC Order without admitting or denying any findings. Pursuant to the SEC Order, (1) Gaia is required to pay to the SEC a total civil monetary penalty of $2.0 million over a one-year period for these violations and (2) Mr. Tarell was required to pay to the SEC a civil monetary penalty of $50,000.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 6, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2023, the company issued a convertible note to Food Matters Institute LTD ("Food Matters Institute LTD"), for $701,558 in aggregate principal value as consideration for the acquisition of Food Matters Institute intellectual property and content assets with a maturity date of June 26, 2023. On June 26, 2023, we issued 272,980 total shares of our Class A Common Stock, par value $0.0001, upon conversion of the convertible note. The convertible note was issued to Food Matters Institute LTD, owned 50% by James Colquhoun who is a current board member at Gaia, to solve for potential conflict of interest for his new COO position at Gaia.

The issuance of securities in the above transaction was made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.

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

Gaia, Inc.
(Registrant)

July 31, 2023	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(Authorized Officer)

July 31, 2023	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)