Form 10-Q
period 2023-09-30
GAIA, INC
filed 2023-10-30
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 27, 2023
Class A Common Stock ($0.0001 par value)	17,609,425
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2023, the interim results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2022.

GAIA, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$11,229	$11,562
Accounts receivable	3,829	2,955
Prepaid expenses and other current assets	4,132	2,656
Total current assets	19,190	17,173
Media library, software and equipment, net	50,481	51,115
Right-of-use lease asset, net	6,492	7,093
Real estate, investment and other assets, net	30,296	30,979
Goodwill	31,943	31,943
Total assets	$138,402	$138,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued and other liabilities	$14,051	$12,355
Short-term debt and lease liability	9,920	894
Deferred revenue	15,334	14,124
Total current liabilities	39,305	27,373
Long-term debt, net	5,842	14,958
Long-term lease liability	5,911	6,489
Deferred taxes	499	499
Total liabilities	51,557	49,319
Shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 15,754,425 and 15,406,186 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	165,490	164,180
Accumulated deficit	(78,647)	(75,198)
Total shareholders’ equity	86,845	88,984
Total liabilities and shareholders’ equity	$138,402	$138,303

The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues, net	$20,223	$19,907	$59,709	$62,458
Cost of revenues	2,983	2,648	8,595	8,312
Gross profit	17,240	17,259	51,114	54,146
Expenses:
Selling and operating	16,254	15,543	49,462	48,197
Corporate, general and administration	1,433	2,019	4,726	5,598
Acquisition costs	—	—	—	49
Total operating expenses	17,687	17,562	54,188	53,844
Income (loss) from operations	(447)	(303)	(3,074)	302
Interest and other expense, net	(141)	(65)	(375)	(175)
SEC settlement	—	(2,000)	—	(2,000)
Loss before income taxes	(588)	(2,368)	(3,449)	(1,873)
Provision for (benefit from) income taxes	—	—	—	—
Loss from continuing operations	(588)	(2,368)	(3,449)	(1,873)
Loss from discontinued operations	—	(7)	—	(300)
Net loss	$(588)	$(2,375)	$(3,449)	$(2,173)

Earnings (loss) per share:
Basic
Continuing operations	$(0.03)	$(0.11)	$(0.16)	$(0.09)
Discontinued operations	$—	$—	$—	$(0.01)
Basic earnings (loss) per share	$(0.03)	$(0.11)	$(0.16)	$(0.10)
Diluted
Continuing operations	$(0.03)	$(0.11)	$(0.16)	$(0.09)
Discontinued operations	$—	$—	$—	$(0.01)
Diluted earnings (loss) per share	$(0.03)	$(0.11)	$(0.16)	$(0.10)
Weighted-average shares outstanding:
Basic	21,154	20,806	20,951	20,686
Diluted	21,154	20,806	20,951	20,686

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	(unaudited)
(in thousands, except shares)	Total Shareholders’ Equity	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Common Stock Shares
Balance at January 1, 2022	$90,215	$(72,103)	$2	$162,316	20,461,337
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	540	—	—	540	313,823
Net income	86	86	—	—	—
Balance at March 31, 2022	$90,841	$(72,017)	$2	$162,856	20,775,160
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, stock option exercises and share-based compensation	433	—	—	433	31,026
Net Income	116	116	—	—	—
Balance at June 30, 2022	$91,390	$(71,901)	$2	$163,289	20,806,186
Share-based compensation	337	—	—	337	—
Net loss	(2,375)	(2,375)	—	—	—
Balance at September 30, 2022	$89,352	$(74,276)	$2	$163,626	20,806,186

Balance at January 1, 2023	$88,984	$(75,198)	$2	$164,180	20,806,186
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	104	—	—	104	19,606
Net loss	(1,143)	(1,143)	—	—	—
Balance at March 31, 2023	$87,945	$(76,341)	$2	$164,284	20,825,792
Issuance of Gaia, Inc. common stock for media library acquisition	669	—	—	669	272,980
Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, and share-based compensation	481	—	—	481	55,653
Net loss	(1,718)	(1,718)	—	—	—
Balance at June 30, 2023	$87,377	$(78,059)	$2	$165,434	21,154,425
Share-based compensation	56	—	—	56	—
Net loss	(588)	(588)	—	—	—
Balance at September 30, 2023	$86,845	$(78,647)	$2	$165,490	21,154,425

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
	(unaudited)
Operating activities:
Net loss	$(3,449)	$(2,173)
Loss from discontinued operations	—	300
Loss from continuing operations	(3,449)	(1,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,702	12,009
Share-based compensation expense	599	1,267
Changes in operating assets and liabilities:
Accounts receivable	(874)	(393)
Prepaid expenses and other assets	(1,821)	(752)
Accounts payable and accrued liabilities	1,714	(1,612)
Deferred revenue	1,210	(273)
Net cash provided by operating activities - continuing operations	10,081	8,373
Net cash used in operating activities - discontinued operations	—	(300)
Net cash provided by operating activities	10,081	8,073
Investing activities:
Additions to media library, software and equipment	(10,371)	(14,056)
Acquisitions, net of cash acquired, and purchase of intangible assets	—	(847)
Net cash used in investing activities	(10,371)	(14,903)
Financing activities:
Repayment of debt	(19,985)	(141)
Proceeds from short-term borrowings	19,900	7,500
Proceeds from the issuance of common stock	42	43
Net cash provided by (used in) financing activities	(43)	7,402
Net change in cash	(333)	572
Cash at beginning of period	11,562	10,269
Cash at end of period	$11,229	$10,841
Supplemental cash flow information
Interest paid	$394	$201
Value of shares issued for acquisition of content added to Media Library	$669	—

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

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently organized into four primary channels—Yoga, Transformation, Alternative Healing, and Seeking Truth—and delivered directly to our members through our streaming platform. We curate programming for these channels by producing content in our in-house production studios with a staff of media professionals. This produced and owned content currently comprises approximately 75% of our members’ viewing time. We complement our produced and owned content through long term licensing agreements.

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

3. Equity and Share-Based Compensation

During the first nine months of 2023 and 2022, we recognized approximately $599 and $1,267, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during the first nine months of 2023 or 2022.

4. Goodwill and Other Intangible Assets

There were no changes in goodwill for the period from December 31, 2022 through September 30, 2023.

The following table represents our other intangible assets by major asset class as of the dates indicated, which are included in Real estate, investment and other assets, net on the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

(in thousands)	September 30, 2023	December 31, 2022
Amortizable Intangible Assets
Customer relationships	$2,000	$2,000
Tradenames	270	270
Accumulated amortization	(1,004)	(579)
	$1,266	$1,691

Unamortized Intangible Assets
Domain names	$563	$563

Our amortizable assets are expected to be amortized on a straight-line basis over 48 months. Amortization expense was $142 for the three months ended September 30, 2023 and 2022 and $425 for the nine months ended September 30, 2023 and 2022. Future amortization of our amortizable intangible assets as of September 30, 2023 is expected to be as follows:

(in thousands)
2023 (remaining)	$142
2024	568
2025	556
$1,266

5. Debt

On September 9, 2020, Boulder Road sold a 50% undivided interest in a portion of our corporate campus to Westside Boulder, LLC (Westside). Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. Boulder Road received consideration of $13.2 million in the transaction.

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

On August 25, 2022 (the Closing Date), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the Credit Agreement) with KeyBank National Association (KeyBank). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10.0 million with a sublimit of $1.0 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. As of September 30, 2023, $9.0 million was drawn under the Credit Agreement, which is included in Short-term debt and lease liability on the accompanying condensed consolidated balance sheets.

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

The aggregate outstanding amount of advances under the Credit Agreement is required to be $0 for at least 30 consecutive days during the period commencing on the 12-month anniversary of the Closing Date and ending on the 24-month anniversary of the Closing Date. The company expects this requirement to be satisfied during fourth quarter 2023.

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

Maturities on long-term debt, net are:

(in thousands)
2023 (remaining)	$9,038
2024	156
2025	5,801
$14,995

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

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

		September 30,	December 31,
(in thousands)	Balance Sheet Classification	2023	2022
Right-of-use asset	Right-of-use lease asset, net	$6,492	$7,093

Operating lease liability (current)	Accounts payable, accrued and other liabilities	$767	$745
Operating lease liability (non-current)	Long-term lease liability	5,911	6,489
		$6,678	$7,234

	For the Three Months Ended September 30,
(in thousands)	2023	2022
Cash paid for operating lease liabilities	$250	$250

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Cash paid for operating lease liabilities	$750	$750

Operating lease expense is recognized on a straight-line basis over the lease term. Future amortization of our lease liability as of September 30, 2023 is expected to be:

(in thousands)
2023 (remaining)	$250
2024	1,008
2025	1,035
2026	1,064
2027	1,093
Thereafter	3,160
Future lease payments, gross	7,610
Less: Imputed interest	(932)
Operating lease liability	$6,678

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Weighted-average common stock outstanding	21,154	20,806	20,951	20,686
Common stock equivalents	—	—	—	—
Weighted-average number of shares	21,154	20,806	20,951	20,686

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Common stock equivalents excluded due to net loss	67	6	57	97
Employee stock options and RSUs	598	976	497	672
	665	982	554	769

8. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of September 30, 2023. As of September 30, 2023, our net operating loss carryforwards on a gross basis were $80,490 and $26,416 for federal and state, respectively. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the quarter ended September 30, 2023, we recorded $1,750 related to the employee retention credit in Selling and operating expenses in the condensed consolidated statements of operations with a related receivable balance from the United States government related to the CARES Act, which is recorded in Prepaid expenses and other current assets on our condensed consolidated balance sheets.

9. Non-income Taxes

The Company is subject to tax examinations for Value Added Taxes (VAT). A number of these examinations are ongoing and, in certain cases, have resulted in assessments from taxing authorities. Where a VAT liability with respect to a jurisdiction is probable and can be reliably estimated, the Company accrues for these matters in corporate, general, and administration expenses in the condensed consolidated statements of operations. Future developments relating to the foregoing could result in adjustments to these accruals.

10. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2023 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

11. Subsequent Events

Class A Common Stock Offering

On October 2, 2023, we entered into an underwriting agreement with Lake Street Capital Markets, LLC (the Underwriter) relating to the offer and sale of 1,855,000 shares of our Class A Common Stock ($0.0001 par value) (the Shares). We sold the Shares to the Underwriter at the public offering price of $2.70 per share less underwriting discounts and commissions, resulting in net proceeds of $4,678. We provided a 30-day option to the Underwriter to purchase up to an additional 278,250 Shares to cover over-allotments. At time of filing, the over-allotment option was not exercised.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues, net	$20,223	$19,907	$59,709	$62,458
Cost of revenues	2,983	2,648	8,595	8,312
Gross profit margin	85.2%	86.7%	85.6%	86.7%
Selling and operating	16,254	15,543	49,462	48,197
Corporate, general and administration	1,433	2,019	4,726	5,598
Acquisition costs	—	—	—	49
Total operating expenses	17,687	17,562	54,188	53,844
Income (loss) from operations	(447)	(303)	(3,074)	302
Interest and other expense, net	(141)	(65)	(375)	(175)
SEC settlement	—	(2,000)	—	(2,000)
Loss before income taxes	(588)	(2,368)	(3,449)	(1,873)
Provision for (benefit from) income taxes	—	—	—	—
Loss from continuing operations	(588)	(2,368)	(3,449)	(1,873)
Loss from discontinued operations	—	(7)	—	(300)
Net loss	$(588)	$(2,375)	$(3,449)	$(2,173)

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.8%	13.3%	14.4%	13.3%
Gross profit	85.2%	86.7%	85.6%	86.7%
Expenses:
Selling and operating	80.4%	78.1%	82.8%	77.2%
Corporate, general and administration	7.1%	10.1%	7.9%	9.0%
Acquisition costs	—%	—%	—%	0.1%
Total operating expenses	87.5%	88.2%	90.8%	86.2%
Income (loss) from operations	(2.2)%	(1.5)%	(5.1)%	0.5%
Interest and other expense, net	(0.7)%	(0.3)%	(0.6)%	(0.3)%
SEC settlement	—%	(10.0)%	—%	(3.2)%
Loss before income taxes	(2.9)%	(11.9)%	(5.8)%	(3.0)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Loss from continuing operations	(2.9)%	(11.9)%	(5.8)%	(3.0)%
Loss from discontinued operations	—%	(0.0)%	—%	(0.5)%
Net loss	(2.9)%	(11.9)%	(5.8)%	(3.5)%

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenues, net. Revenues increased $0.3 million, or 1.5%, to $20.2 million during the three months ended September 30, 2023, compared to $19.9 million during the three months ended September 30, 2022. This was primarily driven by an increase in member count.

Cost of revenues. Cost of revenues increased $0.4 million or 15.4% to $3.0 million during the three months ended September 30, 2023, compared to $2.6 million during the three months ended September 30, 2022 related to the increase in revenues and increased content amortization. Gross profit margin decreased during the three months ended September 30, 2023 to 85.2% from 86.7% for the three months ended September 30, 2022 primarily due to increased content amortization related to an overall increase in our investment of our original content offerings.

Selling and operating expenses. Selling and operating expenses increased $0.8 million, or 5.2%, to $16.3 million during the three months ended September 30, 2023, compared to $15.5 million for the three months ended September 30, 2022, driven primarily by an increase in marketing spend expenses and tax accruals. These increased expenses are offset by a one-time Employee Retention Tax Credit (ERTC) against payroll tax expense. This ERTC tax credit was recognized upon completion of the filing. As a percentage of net revenues, selling and operating expenses increased to 80.4% for the three months ended September 30, 2023 compared to 78.1% for the three months ended September 30, 2022.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.6 million, or 30.0% to $1.4 million for three months ended September 30, 2023 from $2.0 million for three months ended September 30, 2022, driven primarily by decreases in salary and payroll related expenses. As a percentage of net revenues, these expenses decreased to 7.1% for the three months ended September 30, 2023 from 10.1% for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenues, net. Revenues decreased $2.8 million, or 4.5%, to $59.7 million during the nine months ended September 30, 2023, compared to $62.5 million during the nine months ended September 30, 2022. This was primarily driven by a post-COVID subscriber contraction, experienced industry wide during the second half of 2022, which resulted in decreased revenue and overall member count into 2023. The reversal of this trend began during the first half of 2023, when we started to see member count growth along with revenues. This steady pace of growth culminated in the third quarter of 2023, when we started to see a return to the pre-contraction revenue levels.

Cost of revenues. Cost of revenues increased $0.3 million, or 3.6%, to $8.6 million during the nine months ended September 30, 2023, from $8.3 million during the nine months ended September 30, 2022 due to increased content amortization. Gross profit margin decreased during the nine months ended September 30, 2023 to 85.6% from 86.7% for the nine months ended September 30, 2022 primarily due to decreased revenues.

Selling and operating expenses. Selling and operating expenses increased $1.3 million, or 2.7%, to $49.5 million during the nine months ended September 30, 2023, compared to $48.2 million for the nine months ended September 30, 2022, driven primarily by an increase in marketing spend and tax accruals. These increased expenses are offset by a one-time Employee Retention Tax Credit (ERTC) against payroll tax expense. This ERTC tax credit was recognized upon completion of the filing. As a percentage of net revenues, these expenses increased to 82.8% for the nine months ended September 30, 2023 compared to 77.2% for the nine months ended September 30, 2022.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.9 million or 16.1% to $4.7 million for the nine months ended September 30, 2023 compared to $5.6 million for the nine months ended September 30, 2022, primarily driven by decreases in salary and payroll expenses. As a percentage of net revenues, these expenses decreased to 7.9% for the nine months ended September 30, 2023 from 9.0% for the nine months ended September 30, 2022, driven primarily by a decrease in revenues.

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

Our budgeted content and capital expenditures for the remainder of 2023 are expected to be between $3.0 to $4.0 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate positive cash flows from operations in October 2019 and have continued to generate cash flows from operations since. We expect to continue generating positive cash flows from operations during the remainder of 2023. We generated approximately $10.1 million in cash flows from operations during the nine months ended September 30, 2023. As of September 30, 2023, our cash balance was $11.2 million.

As described in Note 5, during August 2022, we entered into a Credit Agreement with KeyBank, which provides for a revolving credit facility in an aggregate amount of up to $10.0 million. Funds from the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. As of September 30, 2023, $9.0 million was drawn under the Credit Agreement, which is included in Long-term debt, net on the accompanying condensed consolidated balance sheets.

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

Class A Common Stock Offering

On October 2, 2023, we entered into an underwriting agreement with Lake Street Capital Markets, LLC (the Underwriter) relating to the offer and sale of 1,855,000 shares of our Class A Common Stock ($0.0001 par value) (the Shares). We sold the Shares to the Underwriter at the public offering price of $2.70 per share less underwriting discounts and commissions, resulting in net proceeds of $4,678. We provided a 30-day option to the Underwriter to purchase up to an additional 278,250 Shares to cover over-allotments. At time of filing, the over-allotment option was not exercised. Proceeds were, and are, expected to be used for general corporate purposes, which may include additions to working capital, financing of capital expenditures, repayment of indebtedness, acquisitions and strategic investment opportunities.

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by (used in):
Operating activities - continuing operations	$3,601	$1,686	$10,081	$8,373
Operating activities - discontinued operations	—	(7)	—	(300)
Operating activities	3,601	1,679	10,081	8,073
Investing activities	(3,252)	(4,484)	(10,371)	(14,903)
Financing activities	1	7,451	(43)	7,402
Net change in cash	$350	$4,646	$(333)	$572

Operating activities. Cash flows provided by operations increased approximately $2.0 million during the first nine months of 2023 compared to the same period in 2022. The increase was primarily driven by changes in earnings, timing of working capital, primarily accounts payable and deferred revenues.

Investing activities. Cash flows used in investing activities decreased $4.5 million during the first nine months of 2023 compared to the same period in 2022 due primarily to the cost reduction initiatives we completed in the first quarter of 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of September 30, 2023, our management has concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gaia, Inc.
(Registrant)

October 30, 2023	By:	/s/ Jirka Rysavy
Date		Jirka Rysavy
Chief Executive Officer
(Authorized Officer)

October 30, 2023	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)