Form 10-K
period 2023-12-31
GAIA, INC
filed 2024-03-29
CIK 1089872

o6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The NASDAQ Stock Market on June 30, 2023, was $41,770,000. The registrant does not have non-voting common equity.

The number of shares of each of the Registrant’s classes of common stock outstanding as of March 28, 2024 was 17,825,513 shares of Class A common stock and 5,400,000 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the definitive proxy statement for the registrant’s 2024 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Explanatory Note

Restatement Background

On March 21, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the Company’s audited and unaudited consolidated financial statements for the year ended December 31, 2022 and each of its interim periods ended March 31, 2022 through September 30, 2023 (the “Non-Reliance Periods”) included in the associated Annual Report on Form 10-K and Quarterly Reports on Forms 10-Q for each of the Non-Reliance Periods, filed with the U.S. Securities Exchange Commission (the “SEC”), should no longer be relied upon because of material misstatements contained in those consolidated financial statements and should be restated. The Company’s management and the Audit Committee discussed the matters with Frank, Rimerman + Co. LLP, the Company’s independent registered public accounting firm since November 3, 3023 and for the fiscal year 2023 through the current fiscal year, and with Armanino LLP, the Company’s independent registered public accounting firm for fiscal year 2022 and prior fiscal periods.

As described in the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024, during the preparation of its consolidated financial statements for the fiscal year ended December 31, 2023, the Company identified certain prior period misstatements in relation to the Company’s consolidated financial statements as of and for each of the Non-Reliance Periods.

Restatement of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 includes consolidated financial statements as of and for the year ended December 31, 2023, as well as the relevant unaudited interim financial information for the quarterly Non-Reliance Periods. The Company has restated certain information within this Annual Report on Form 10-K, including the consolidated financial statements as of and for the year ended December 31, 2022, and the relevant unaudited interim financial information for the quarterly Non-Reliance Periods. In addition to the restatement errors described below, the Company has corrected certain items that were concluded as immaterial, individually and in the aggregate, to the consolidated financial statements for the Non-Reliance Periods.

See Note 3 (“Restatement of Previously Issued Financial Statements”), in Item 8, Financial Statements and Supplementary Data, for additional information on the consolidated financial statements as of and for the year ended December 31, 2022.

See Note 17 (“Quarterly Financial Data (Unaudited)”), in Item 8, Financial Statements and Supplementary Data, for such restated information as of and for the quarterly Non-Reliance Periods.

We have not filed and do not intend to file amendments to our Quarterly Reports on Form 10-Q for any of the quarterly Non-Reliance Periods. Accordingly, investors should rely only on the restated consolidated financial statements and related disclosures included in this Annual Report for the applicable periods or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications included the above referenced consolidated financial statements.

Control Considerations

As described in the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2024, in connection with the restatement, management has assessed the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, the Company identified certain material weaknesses in its internal control over financial reporting resulting in the conclusion by the Company’s Chief Executive Officer and Chief Financial Officer that the internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. Management is taking additional steps to remediate the material weaknesses in the Company’s internal control over financial reporting. See Item 9A, Controls and Procedures, for additional information related to these material weaknesses in internal control over financial reporting and the related remedial measures.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

PART I

Item 1. Business

Our Business

Gaia, Inc. (“Gaia,” “we” or “us”) operates a global digital video subscription service and community that strives to connect a unique and underserved member base. Our digital content library includes over 10,000 titles and live events, with a growing selection of titles available in Spanish, German and French. Our members have unlimited access to this vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, live events, transformation-related content and more – 88% of which is exclusively available to our members for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently organized into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We curate programming for these channels by producing content in our lifestyle campus with a staff of media professionals. This produced and owned content currently comprises approximately 75% of our members' viewing time. We complement our produced and owned content through long term licensing agreements.

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

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content and lifestyle events, which provides a complementary offering to other, mostly entertainment-based, streaming video services. Our original content is developed and produced in-house in our lifestyle campus near Boulder, Colorado. Over 88% of our content is available for streaming exclusively on Gaia to most internet-connected devices. By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target member base. Gaia believes the current size of our potential target market can be defined as approximately 15% of internet users that currently pay for a subscription streaming video service.

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

Proprietary and Curated Content – Proprietary and curated content lies at the core of our business model. Our media offerings introduce members to us and help establish Gaia as an authority in the conscious media market. Our in-house produced and owned content comprises approximately 75% of our members’ viewing time. Our licensed content has initial terms ranging predominately from 3 to 10 years. With the growth in demand for digital rights, we expect that our large library of produced and acquired content combined with our internal production capabilities, live events and community will be a key driver in our ability to grow efficiently and act as a hedge against the rising costs of digital rights.

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

International Market Expansion – We believe the international streaming segment represents a significant long-term growth opportunity as people around the world begin to adopt the viewing behaviors of the U.S. market. Our exclusive worldwide streaming rights have allowed us to expand internationally by adding foreign language support to our service without having to invest in local foreign operations. Today, approximately 43% of our members are outside of the United States.

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

Complement our Existing Business with Selective Strategic Acquisitions – Our growth strategy is not dependent on acquisitions. However, we will consider strategic acquisitions that complement our existing business, increase our content library, expand our geographical reach and add to our member base. When evaluating potential acquisitions, we focus on companies with unique media content, a strong brand identity and members that augment our existing member base.

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

In October 2012, we launched our streaming video service and focused our efforts on growing domestically and internationally by expanding our streaming content, enhancing our user interface and extending our streaming content to even more internet-connected devices. In 2016, we divested all of our product businesses and focused on scaling our streaming video service and community. Since then we have launched Spanish, German and French language offerings. We have continued to invest in our international offerings, including original programming in these languages.

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

Business Segments

We operate in a single reporting segment. Our revenues are primarily derived from subscription fees for services related to streaming content to our members. See Note 2, Summary of Significant Accounting Policies – Segment Information, and Note 16, Segment Information and Geographic Information, in the accompanying notes to our consolidated financial statements for further detail.

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

Competition

While our content offering is unique, the market for subscription-based content delivered over the internet is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple providers and can easily shift spending from one provider to another. We are a focused provider within the streaming video market that is able to compete by providing exclusive content available on almost any device. Our principal competitors vary by world geographic region and include multichannel video programming distributors and internet-based movie and TV content providers, including those that provide legal and illegal (pirated) streaming video content and various communities. We believe that due to the exclusivity of our content, we are positioning ourselves as a complementary service to large general content providers such as television broadcasters, cable television channels, and an array of other entertainment based streaming services, including those that have recently launched.

Seasonality

Our member base reflects seasonal variations driven primarily by periods when consumers typically spend more time indoors and, as a result, tend to increase their viewing, similar to those of traditional TV and cable networks. We have generally experienced the greatest member growth in the fourth and first quarters (October through February), and slowest during May through August. This drives quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but does not result in a corresponding seasonality in net revenue. As we continue to expand internationally, we expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

Human Capital

We view our employees and our culture as keys to our success. As of February 29, 2024, Gaia had approximately 109 full time employees, all of which are located in the United States. None of our employees are covered by a collective bargaining agreement. We supplement our full-time employees, with services provided by staffing organizations in other countries to support our customer service, content production and software engineering needs. We believe a critical component of our success is our company culture, which begins with focusing our hiring on our current member base. The majority of our current employees came to work at Gaia after discovering our content offering and have become passionate team members that continue to help expand the impact of our mission globally.

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

Website and Available Information

Our corporate website www.gaia.com provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our www.gaia.com website also features a library of information and articles on personal development and healthy lifestyles, along with an extensive offering of video content. We believe our website provides us with an opportunity to deepen our relationships with our members and investors, educate them on a variety of issues, and improve our service. As part of this commitment, we have a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Forms 10-K, 10-Q and 8-K and amendments thereto. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed or furnished with the Securities and Exchange Commission.

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

The market for streaming content is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of streaming content continue to develop at a fast pace. Through new and existing distribution channels, consumers are afforded various means for consuming streaming content. The various economic models underlying these differing means of streaming content delivery include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the streaming content market. Several competitors have longer operating histories, larger customer bases, and stronger brand recognition than we do and have significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology and marketing. New entrants may enter the market with unique service offerings or approaches to providing streaming content and other companies also may enter into business combinations or alliances that strengthen their competitive positions. In addition, new technological developments, including the development and use of generative artificial intelligence, are rapidly evolving. If we are unable to successfully compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase market share and revenues, and achieve profitability.

We have had operating losses, and we cannot assure future profitability.

We reported net loss of $5.6 million in 2023 compared to net loss of $3.6 million in 2022. Additionally, we reported net losses during several prior years as a result of continued investment in member acquisition efforts to drive revenue growth. No assurance can be made that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our revenues and results of operations have fluctuated in the past, and will likely continue to fluctuate, on a quarterly basis. Such fluctuation is the result of a seasonal pattern that reflects variations when consumers are typically spending more time indoors and, as a result, tend to increase their viewing, similar to those of general video streaming services. We have generally experienced the greatest member growth in the fourth and first quarters (October through February), and slowest during May through August. This drives quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but does not result in a corresponding seasonality in net revenue. As we continue to expand internationally, we also expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

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

Our systems may be subject to damage or interruption from adverse weather conditions, natural disasters, public health issues such as pandemics or epidemics, national or international conflicts, including war, civil disturbances and terrorist attacks, rogue employees, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Interruptions in these systems, or to the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver content to our members. Service interruptions, errors in our software or the unavailability of network or information systems used in our operations could diminish the overall attractiveness of our membership service to existing and potential members.

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

Risks Related to our Material Weakness and Restatements

We have identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023. Our inability to remediate the material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. As disclosed in more detail under Item 9A, “Controls and Procedures” below, we have identified material weaknesses as of December 31, 2023 in our internal control over financial reporting. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2023.

Failure to have effective internal control over financial reporting and disclosure controls and procedures can impair our ability to produce accurate financial statements on a timely basis and has led and could again lead to a restatement of our financial statements. For example, the identified material weaknesses resulted in material adjustments to the consolidated financial statements for the year ending December 31, 2022, and each of the interim periods ended March 31, 2022 through September 30, 2023. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.

Our management has taken action to begin remediating the material weaknesses; however, certain remedial actions have not started or have only recently been undertaken, and while we expect to continue to implement our remediation plans throughout the fiscal year ending December 31, 2024, we cannot be certain as to when remediation will be fully completed. Additional details regarding the initial remediation efforts are disclosed in more detail in Part II, Item 9A, “Controls and Procedures” below. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

If we fail to remediate these material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or additional late reporting of our financial results, as well as delays or the inability to meet our future reporting obligations or to comply with SEC rules and regulations. This could result in claims or proceedings against us, including by shareholders or the SEC. The defense of any such claims could cause the diversion of the Company’s attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

We reached a determination to restate certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in Part II, Item 8 “Financial Statements and Supplementary Data - “Notes to Consolidated Financial Statements,” we reached a determination to restate our consolidated financial statements and related disclosures for the year ending December 31, 2022, and each of the interim periods ended March 31, 2022 through September 30, 2023. The restatement also included other immaterial adjustments to historical periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

Risks Related to International Operations

We could be subject to economic, political, regulatory and other risks arising from international operations.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations may involve risks that could adversely affect our business, including the following: the need to adapt our content and user interfaces for specific cultural and language differences, including licensing a certain portion of our content library before we have developed a full appreciation for its performance within a given territory; difficulties and costs associated with staffing and managing foreign operations; management distraction; international conflicts, including war, civil disturbances and terrorist attacks; political or social unrest and economic instability; public health issues such as pandemics or epidemics; compliance with U.S. laws, such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials; unexpected changes in regulatory requirements; less favorable foreign intellectual property laws; adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain; fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk; profit repatriation and other restrictions on the transfer of funds; differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as credit and debit cards; new and different sources of competition; different and more stringent user protection, data protection, privacy and other laws; and availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.

We must comply with indirect tax laws in multiple jurisdictions. Taxing authorities have in the past and may successfully in the future assert that we should have collected or in the future should collect non-income related taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our business. Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. Several taxing jurisdictions have presented or threatened us with assessments, alleging that we are required to collect and remit certain taxes there. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities will agree with our reporting positions and upon audit, such tax and customs authorities may assess additional taxes, duties, interest, and penalties against us. We also expect additional jurisdictions may make similar assessments or pass similar new laws in the future, and any of the jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability allegations. Such tax assessments, penalties and interest or future requirements by any government agencies related to indirect tax laws could harm our international operations and our overall business, and results of our operations.

Risks Related to Liquidity

We may seek additional capital that may result in shareholder dilution or that may have rights senior to those of our common shareholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. Our cash flows provided by our operating activities have been positive since 2020. To the extent we are unable to maintain positive cash flows from operations, we may seek additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, our shareholders may experience dilution, and such securities may have rights, preferences or privileges senior to the rights of our common stock. Any large equity or equity-linked offering could also negatively impact our stock price.

Risks Related to Human Resources

We may lose key employees or may be unable to hire qualified employees.

We rely on the continued service and performance of our senior management. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Hiring qualified management is difficult due to the limited number of qualified professionals in our industry. Failure to recruit, attract and retain personnel, particularly management personnel, could materially harm our business, financial condition, and results of operations.

Risks Related to Ownership of Our Class A Common Stock

Our founder and chairman, Jirka Rysavy, has voting control over us.

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 575,061 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 76% of our voting stock and is able to exert substantial influence over and control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and NASDAQ, periodically issue new requirements and regulations. Legislative bodies also review and revise applicable laws. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Gaia recognizes the critical importance of maintaining robust cybersecurity measures to protect our systems, data, and operations and to maintain the trust and confidence of our customers, clients, business partners and employees. Our board of directors is actively involved in oversight of our risk management program, including the management of risks arising from cybersecurity threats. It is our policy to provide regular updates to our shareholders regarding material cybersecurity incidents and the steps taken to address them. We believe that transparency in this area is crucial to maintaining trust and confidence in our operations.

We have implemented a comprehensive cybersecurity program designed to identify, assess, and mitigate potential threats and vulnerabilities, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Our cybersecurity program includes regular risk assessments, network monitoring, penetration testing and incident response protocols. We also provide regular, mandatory training to our personnel regarding cybersecurity threats to educate employees with effective tools and knowledge to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. Our Senior Director of Operations/IT and his team work collaboratively across the Company and with our board of directors and management to maintain our cybersecurity program and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Our board of directors and management receive periodic cybersecurity updates from our Senior Director of Operations/IT, which may include recent material cybersecurity incidents and related responses, if any, changes to the risk landscape, and updates or changes to our cybersecurity program. The Company’s Senior Director of Operations/IT has served in various roles in information technology and information security at Gaia for over 17 years.

Our commitment to cybersecurity extends beyond our internal operations. We work closely with trusted third-party vendors and partners to ensure that they also meet our rigorous security standards. We utilize third-party cloud computing services as part of our global business operations. We also employ the use of third-party content delivery networks (CDN) to help us stream content in high volume to our members over the internet. Problems faced by Gaia or any of our third-party cloud computing or other network providers, involving technological or business-related disruptions, as well as cybersecurity threats, may have an adverse impact on the member experience.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company to date, including our business strategy, results of operations or financial condition.

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

Item 3. Legal Proceedings

In the normal course of business, we are subject to various legal proceedings and claims, including employment disputes, disputes on agreements, other commercial disputes, and tax matters, including non-income tax matters. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2023 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 28, 2024, we had 3,218 shareholders of record of our Class A common stock and one shareholder of record (Mr. Rysavy) of our Class B common stock.

Stock Repurchases

During 2023, we entered into various treasury stock transactions to buy and hold shares of our Class A common stock. The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 – October 31, 2023	—	$—	—	$—
November 1, 2023 – November 30, 2023	64,805	2.62	—	—
December 1, 2023 – December 31, 2023	—	—	—	—
Total	64,805	$2.62	—	$—

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

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,762,017	$8.19	517,115
Equity compensation plans not approved by security holders	—	—	—
Total	1,762,017	$8.19	517,115

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are forward looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hope,” “intend” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “strive,” “target,” “will,” “would” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors” and elsewhere in this Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation: our ability to attract new members and retain existing members; our ability to compete effectively, including for customer engagement with different modes of entertainment; maintenance and expansion of device platforms for streaming; fluctuation in customer usage of our service; fluctuations in quarterly operating results; service disruptions; production risks, general economic conditions; future losses; loss of key personnel; price changes; brand reputation; acquisitions; new initiatives we undertake; security and information systems; legal liability for website content; failure of third parties to provide adequate service; future internet-related taxes; our founder’s control of us; litigation; consumer trends; the effect of government regulation and programs; the impact of public health threats; our ability to remediate the material weaknesses in our internal control over financial reporting; and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This section is designed to provide information that will assist readers in understanding our consolidated financial statements, changes in certain items in those statements from year to year, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the consolidated financial statements.

Restatement of Previously Issued Consolidated Financial Statements:

We have restated our previously issued consolidated financial statements contained in this Annual Report on Form 10-K. Refer to the “Explanatory Note” preceding Item 1, Business, for background on the restatement, the fiscal periods impacted, control considerations, and other information.

In addition, we have restated certain previously reported consolidated financial information at December 31, 2022 and for the fiscal year ended December 31, 2022, and for each of the interim periods ended March 31, 2022 through September 30, 2023 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations, Quarterly and Seasonal Fluctuations, and Cash Flows sections.

See Note 3, Restatement of Previously Issued Consolidated Financial Statements, and Note 17 Quarterly Financial Data (Unaudited), in Item 8, Financial Statements and Supplementary Data, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

Overview and Outlook

We operate a global digital video subscription service with a library of over 10,000 titles and live events, with a growing selection of titles available in Spanish, German and French that caters to a unique, underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service our members have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, live events, and more – 88% of which is exclusively available to our members for digital streaming on most internet-connected devices.

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content, which provides a complementary offering to other entertainment-based streaming video services. Our original content is developed and produced in-house in our lifestyle campus near Boulder, Colorado. By offering exclusive and unique content through our streaming service, we believe we will be able to significantly expand our target member base.

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

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2023	2022 (As restated)
Revenues, net	$80,423	$82,035
Cost of revenues	11,629	10,915
Gross profit margin	85.5%	86.7%
Selling and operating	67,156	64,155
Corporate, general and administration	6,205	7,181
Acquisition costs	—	49
Loss from operations	(4,567)	(265)
Equity method investment loss	(501)	(511)
Interest and other expense, net	(467)	(257)
SEC settlement	—	(2,000)
Loss before income taxes	(5,535)	(3,033)
Provision for income taxes	60	202
Loss from continuing operations	(5,595)	(3,235)
Loss from discontinued operations	—	(360)
Net loss	$(5,595)	$(3,595)
Net income attributable to noncontrolling interests	207	296
Net loss attributable to common shareholders	(5,802)	(3,891)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	Years ended December 31,
	2023	2022 (As restated)
Revenues, net	100.0%	100.0%
Cost of revenues	14.5%	13.3%
Gross profit margin	85.5%	86.7%
Expenses:
Selling and operating	83.5%	78.2%
Corporate, general and administration	7.7%	8.8%
Acquisition costs	0.0%	0.1%
Total operating expenses	91.2%	87.0%
Loss from operations	(5.7)%	(0.3)%
Equity method investment loss	(0.6)%	(0.6)%
Interest and other expense, net	(0.6)%	(0.3)%
SEC settlement	0.0%	(2.4)%
Loss before income taxes	(6.9)%	(3.7)%
Provision for (benefit from) income taxes	0.1%	0.2%
Loss from continuing operations	(7.0)%	(3.9)%
Loss from discontinued operations	0.0%	(0.4)%
Net loss	(7.0)%	(4.4)%
Net income attributable to noncontrolling interests	0.3%	0.4%
Net loss attributable to common shareholders	(7.2)%	(4.7)%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues, net. Revenues, net decreased $1.6 million, or 2.0%, to $80.4 million during 2023, compared to $82.0 million during 2022. The primary contributing factor to the decrease in revenue is a lower average-subscriber count for 2023 versus 2022. The reduced count is due to the industry-wide post-COVID subscriber contraction in the second half of 2022 and subsequent recovery.

Cost of revenues. Cost of revenues increased $0.7 million, or 6.4%, to $11.6 million during 2023 from $10.9 million during 2022, with gross profit margin of 85.5% in the current year compared to 86.7% in 2022. The increase in the cost of revenues is driven mainly by increased paid advertising costs. The gross profit margin decrease is due to the combination of increased costs with lower revenues.

Selling and operating expenses. Selling and operating expenses increased $3.0 million, or 4.7%, to $67.2 million during 2023 from $64.2 million during 2022 and, as a percentage of revenues, increased to 83.5% during 2023 from 78.2% during 2022. The increase was primarily driven by tax accruals for 2023.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $1.0 million, or 13.9%, to $6.2 million during 2023 from $7.2 million during 2022 and, as a percentage of net revenue, decreased to 7.7% during 2023 from 8.8% during 2022. The decrease was primarily driven by higher legal fees and stock compensation expense during 2022.

Interest and other income (expense), net. Interest and other income (expense), net decreased $(0.2) million to $(0.5) million during 2023 compared to $(0.3) million during 2022. The bulk of interest paid is attributed to the loan on our building and the line of credit discussed in Note 9 to the consolidated financial statements in Item 8 of this Form 10-K.

Provision for (benefit from) income taxes. Provision for income taxes reflects a current year provision of $0.1 million compared to the prior year provision of $0.2 million from income taxes due to the partial valuation allowance release related to the recognition of deferred tax liabilities associated with the acquisition of Yoga International, Food Matters, and My Yoga Online.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2023 and 2022. In our opinion, this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2023 Quarters Ended (Unaudited) (As restated)
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$19,647	$19,839	$20,223	$20,714
Gross profit	16,874	17,000	17,240	17,680
Gross profit margin	85.9%	85.7%	85.2%	85.4%
Equity method investment loss	(125)	(125)	(125)	(126)
Loss from continuing operations	(1,268)	(1,843)	(713)	(1,771)
Net loss	(1,268)	(1,843)	(713)	(1,771)
Net income attributable to noncontrolling interests	38	45	59	65
Net loss attributable to common shareholders	(1,306)	(1,888)	(772)	(1,836)
Loss per share
Basic
Continuing operations (attributable to common shareholders)	$(0.06)	$(0.09)	$(0.04)	$(0.08)
Discontinued operations	$—	$—	$—	$—
Basic loss per share	$(0.06)	$(0.09)	$(0.04)	$(0.08)
Diluted
Continuing operations (attributable to common shareholders)	$(0.06)	$(0.09)	$(0.04)	$(0.08)
Discontinued operations	$—	$—	$—	$—
Diluted loss per share	$(0.06)	$(0.09)	$(0.04)	$(0.08)
Weighted average shares outstanding
Basic	20,826	20,874	21,154	23,148
Diluted	20,826	20,874	21,154	23,148

	Year 2022 Quarters Ended (Unaudited) (As restated)
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$21,831	$20,720	$19,907	$19,577
Gross profit	18,926	17,961	17,259	16,974
Gross margin	86.7%	86.7%	86.7%	86.7%
Equity method investment loss	(129)	(135)	(125)	(122)
Income (loss) from continuing operations	122	123	(2,493)	(987)
Loss from discontinued operations	(161)	(132)	(7)	(60)
Net loss	(39)	(9)	(2,500)	(1,047)
Net income attributable to noncontrolling interests	65	65	34	132
Net loss attributable to common shareholders	(104)	(74)	(2,534)	(1,179)
Loss per share
Basic
Continuing operations (attributable to common shareholders)	$—	$—	$(0.12)	$(0.05)
Discontinued operations	$(0.01)	$(0.01)	$—	$—
Basic loss per share	$(0.01)	$(0.01)	$(0.12)	$(0.05)
Diluted
Continuing operations (attributable to common shareholders)	$—	$—	$(0.12)	$(0.05)
Discontinued operations	$(0.01)	$(0.01)	$—	$—
Diluted loss per share	$(0.01)	$(0.01)	$(0.12)	$(0.05)
Weighted average shares outstanding
Basic	20,465	20,788	20,806	20,806
Diluted	20,816	20,795	20,806	20,806

Our member base growth reflects seasonal variations driven primarily by periods when consumers typically spend more time indoors and, as a result, tend to increase their viewing. We have generally experienced the greatest member growth in the fourth and first quarters (October through February), and slowest during May through August. This drives quarterly variations in our spending on member acquisition efforts and the number of net new subscribers we add each quarter but does not result in a corresponding seasonality in net revenue. As we continue to expand internationally, we also expect regional seasonality trends to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.

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

Our media library is reviewed for impairment at the film group level when an event or change in circumstances indicates that the carrying amount of the film group may not be recoverable. Recoverability of the film group is measured by a comparison of the carrying amount of the film group to estimated discounted future cash flows expected to be generated by the film group. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value. No impairment charges were recorded during 2023 or 2022.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually as of October 1 or more frequently if indicators of impairment are identified. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired. If the carrying amount of goodwill exceeds its estimated fair value, we use both a comparable market approach and an income approach to test for potential impairment. The market approach follows the guideline public company method to establish valuation multiples for comparison. The income approach follows a traditional discounted cash flow model. Primary assumptions for each approach include revenue projections, operating expenses, discount rate, control premium, and terminal growth rate. Projections are dependent on management assumptions, which are partly based on the Company’s historical experience. The results of these approaches are evaluated against the Company’s market capitalization for reasonableness. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2023 and 2022, no impairment of goodwill was indicated.

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

Non-Income Taxes

The Company accrues for non-income tax assessments from foreign jurisdictions related to prior periods and recognizes the expense within selling and operating, when deemed probable and estimable. Once the requirement to remit non-income taxes to foreign jurisdictions has been established, we present revenues net of the non-income taxes collected from members and remit such amounts to foreign tax authorities.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on the date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. Since 2019, we have only granted restricted stock units, for which we utilize the market price of our common stock on the date of grant to estimate fair value.

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

We began to generate positive cash flows from operations since 2020 and have continued to generate cash flows from operations each subsequent quarter. We expect to continue generating positive cash flows from operations during 2024. We generated approximately $5.9 million in cash flows from operations during 2023, which helped fund the ongoing investment in our content library and the technology platform we use to deliver the content to our members.

We intend to invest approximately 10%-20% of our consolidated revenues each year to support continued investment in our content library and technology platform. This spending is entirely discretionary in nature with no contractual commitments and due to our in-house production capabilities, we can scale our content investment based on the cash flows generated from operations if necessary to ensure we have sufficient liquidity to operate our business into the future. As of December 31, 2023, our cash balance was $7.8 million.

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

Class A Common Stock Offering

On October 2, 2023, we entered into an underwriting agreement with Lake Street Capital Markets, LLC (the Underwriter) relating to the offer and sale of 1,855,000 shares of our Class A common stock ($0.0001 par value) (the Shares). We sold the Shares to the Underwriter at the public offering price of $2.70 per share less underwriting discounts and commissions, resulting in net proceeds of $4.7 million. We provided a 30-day option to the Underwriter to purchase up to an additional 278,250 Shares to cover over-allotments. On November 3, 2023, the Underwriter purchased an additional 203,754 Shares generating additional net proceeds of $0.5 million pursuant to the partial exercise of the over-allotment option.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2023	2022 (As restated)
Net cash provided by (used in):
Operating activities - continuing operations	$5,870	$2,040
Operating activities - discontinued operations	$—	$(360)
Operating activities	$5,870	$1,680
Investing activities	$(5,282)	$(9,264)
Financing activities	$(4,384)	$8,877
Net (decrease) increase in cash	$(3,796)	$1,293

2023 Compared to 2022

Operating activities. Cash flows from operations increased $4.2 million during 2023 compared to 2022. This increase was primarily driven by improvements in working capital driven by several factors including timing of payments to vendors and an increase in direct membership subscriptions.

Investing activities. Cash flow used in investing activities decreased $4.0 million during 2023 compared to 2022 due to impacts from investments and planned decrease in capital expenditures.

Financing activities. Cash flows from financing activities decreased $13.3 million during 2023 compared to 2022 primarily related to debt repayments in 2023. Debt repayments were partially offset by proceeds from the issuance of common stock. We had no outstanding borrowings at December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gaia, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Gaia, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows as of and for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Restatement of Previously Issued Consolidated Financial Statements - Refer to Note 3 in the Consolidated Financial Statements

During the audit of the year ended December 31, 2023 consolidated financial statements, we identified material misstatements that impacted the prior year consolidated financial statements, which caused the need for them to be restated by the Company. These misstatements also impacted the current year consolidated financial statements to ensure that the consolidated financial statements were presented fairly in all material respects. The material misstatements identified that were corrected through the restatement of the consolidated financial statements are discussed within Note 3 of the consolidated financial statements.

We identified the Restatement of Previously Issued Consolidated Financial Statements as a critical audit matter because of the complexity of the items that are being restated, as well as the judgment used in determining the misstatements are quantitatively and qualitatively material to the users of the consolidated financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the misstatements identified resulting in the restatement of the prior year consolidated financial statements, as well as the impact to account balances, class of transactions, and disclosures impacting the current year consolidated financial statements, which include the following, among others:

•
We evaluated the internal control environment and determined whether there were internal control deficiencies, as well as the magnitude of those deficiencies, that related to the material misstatements identified.
•
We assessed the accounting implications of each of the misstatements and the impact that each of them had in regards to the current year and prior year consolidated financial statements.
•
We examined the prior year restated consolidated financial statements to determine if the misstatements that were identified had been appropriately accounted for within the restated prior year consolidated financial statements.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2023.

San Francisco, California

March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Gaia, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gaia, Inc. (“the Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2022 to correct certain misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Armanino LLP

Dallas, Texas

March 6, 2023, except for the effects of the restatement discussed in Note 3 to the consolidated financial statements, as to which the date is March 29, 2024

We began serving as the Company’s auditors in 2021. In 2023, we became the predecessor auditor.

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2023	2022 (As restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,766	$11,562
Accounts receivable	4,111	2,955
Other receivables	2,191	148
Prepaid expenses and other current assets	2,015	2,508
Total current assets	16,083	17,173
Media library, net	40,125	40,075
Operating right-of-use asset, net	6,288	7,093
Property and equipment, net	26,303	25,209
Equity method investment	6,374	6,875
Investments and other assets, net	3,157	6,810
Goodwill	31,943	31,943
Total assets	$130,273	$135,178
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,038	$7,382
Accrued and other liabilities	2,599	4,973
Short-term debt	155	149
Operating lease liability, current portion	780	745
Deferred revenue	15,861	14,124
Total current liabilities	31,433	27,373
Long-term debt, net	5,801	14,958
Operating lease liability, net of current portion	5,708	6,489
Deferred taxes, net	551	499
Total liabilities	43,493	49,319
Commitments and contingencies (Note 10)
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 17,813,179 and 15,406,186 shares issued, 17,748,374 and 15,406,186 shares outstanding at December 31, 2023 and 2022, respectively	2	1
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	170,695	164,180
Accumulated deficit	(85,195)	(79,393)
Total Gaia, Inc. shareholders' equity	85,503	84,789
Noncontrolling interests	1,277	1,070
Total equity	86,780	85,859
Total liabilities and equity	$130,273	$135,178

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2023	2022 (As restated)
Revenues, net	$80,423	$82,035
Cost of revenues	11,629	10,915
Gross profit	68,794	71,120
Operating Expenses:
Selling and operating	67,156	64,155
Corporate, general and administration	6,205	7,181
Acquisition costs	—	49
Total operating expenses	73,361	71,385
Loss from operations	(4,567)	(265)
Equity method investment loss	(501)	(511)
Interest and other expense, net	(467)	(257)
SEC settlement	—	(2,000)
Loss before income taxes	(5,535)	(3,033)
Provision for income taxes	60	202
Loss from continuing operations	(5,595)	(3,235)
Loss from discontinued operations	—	(360)
Net loss	$(5,595)	$(3,595)
Net income attributable to noncontrolling interests	$207	$296
Net loss attributable to common shareholders	$(5,802)	$(3,891)
Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.27)	$(0.17)
Discontinued operations	$—	$(0.02)
Basic loss per share	$(0.27)	$(0.19)
Diluted
Continuing operations (attributable to common shareholders)	$(0.27)	$(0.17)
Discontinued operations	$—	$(0.02)
Diluted loss per share	$(0.27)	$(0.19)

Weighted-average shares outstanding:
Basic	21,501	20,716
Diluted	21,501	20,716

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Changes in Equity

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2021 (As restated)	20,461,337	$(75,502)	$2	$162,316	$774	$87,590
Issuance of Gaia, Inc. common stock for RSU releases	332,889	—	—	—	—	—
Issuance of Gaia, Inc. common stock for employee stock purchase plan	11,960	—	—	43	—	43
Share-based compensation	—	—	—	1,821	—	1,821
Net income (loss)	—	(3,891)	—	—	296	(3,595)
Balance at December 31, 2022 (As restated)	20,806,186	$(79,393)	$2	$164,180	$1,070	$85,859

Issuance of Gaia, Inc. common stock for employee stock purchase plan	21,795	—	—	43	—	43
Issuance of Gaia, Inc. common stock for RSU releases	53,464	—	—	—	—	—
Issuance of Gaia, Inc. common stock in public offering	2,058,754	—	1	4,913	—	4,914
Issuance of Gaia, Inc. common stock for media library acquisition	272,980	—	—	669	—	669
Purchase of treasury stock	(64,805)	—	—	(169)	—	(169)
Share-based compensation	—	—	—	1,059	—	1,059
Net income (loss)	—	(5,802)	—	—	207	(5,595)
Balance at December 31, 2023	23,148,374	$(85,195)	$3	$170,695	$1,277	$86,780

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2023	2022 (As restated)
Cash flows from operating activities:
Net loss	$(5,595)	$(3,595)
Income from discontinued operations	—	360
Loss from continuing operations	(5,595)	(3,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Additions to media library	(8,621)	(9,840)
Media library amortization	9,208	8,317
Depreciation and amortization	7,833	7,621
Noncash operating lease expense	1,069	1,072
Share-based compensation expense	1,059	1,821
Equity method investment loss	501	511
Provision for income taxes	60	202
Changes in operating assets and liabilities:
Accounts receivable	(1,156)	(259)
Other receivables	(2,043)	32
Prepaid expenses and other current assets	525	(681)
Accounts payable	4,656	(1,697)
Accrued and other liabilities	(3,363)	(1,101)
Deferred revenue	1,737	(723)
Net cash provided by operating activities - continuing operations	5,870	2,040
Net cash used in operating activities - discontinued operations	—	(360)
Net cash provided by operating activities	5,870	1,680
Cash flows from investing activities:
Acquisitions, net of cash acquired, and purchase of intangible assets	(8)	(847)
Additions to property and equipment	(5,274)	(8,417)
Net cash used in investing activities	(5,282)	(9,264)
Cash flows from financing activities:
Proceeds from short-term borrowings	28,900	16,500
Proceeds from the issuance of common stock	4,957	43
Purchase of treasury stock	(169)	—
Repayment of debt	(38,072)	(7,666)
Net cash (used in) provided by financing activities	(4,384)	8,877
Net change in cash	(3,796)	1,293
Cash and cash equivalents, beginning of year	11,562	10,269
Cash and cash equivalents, end of year	$7,766	$11,562
Supplemental disclosure of cash flow information
Cash paid for interest	$481	$301
Cash paid for income taxes	$—	$12

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Value of shares issued for acquisition and business combination	$669	$-

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

References in this report to “we”, “us”, “our”, “Company” or “Gaia” refer to Gaia, Inc. and its subsidiaries, unless we indicate otherwise.

1. Organization and Nature of Operations

Gaia, Inc. operates a global digital video subscription service and on-line community that strives to connect a unique and underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere commercial free. Through our online Gaia subscription service, our members have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – exclusively available to our members for digital streaming. A subscription also allows our members to download and view files from our library without being actively connected to the internet. We were incorporated under the laws of the State of Colorado on July 7, 1988.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, and they include our accounts and those of our subsidiaries, over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash represents on-demand accounts with financial institutions that are denominated in U.S. dollars. We consider financial instruments purchased with an original maturity of 90 days or less to be cash equivalents. We also classify transactions that we expect to settle within several days as cash equivalents.

Concentration of Risk

During the years ended December 31, 2023 and 2022, one third-party platform partner ("Partner") accounted for 15% and 14% of the Company’s revenues, respectively. Additionally, two Partners accounted for 51% and 26% of accounts receivable as of December 31, 2023, respectively and 64% and 16% of accounts receivable as of December 31, 2022, respectively.

Accounts Receivable

Accounts receivable consists primarily of amounts due from Partners who have the billing relationship with the member and collect subscription fees on our behalf. We evaluate the need for an allowance for credit losses based on historical collection trends and changes in our customer payment patterns, current and expected conditions and market trends along with our operating forecasts, concentration, and creditworthiness and determined no allowance was needed at December 31, 2023 and 2022.

Property and Equipment, Net

We state property and equipment at cost less accumulated depreciation and amortization. We include in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software. We compute depreciation of property and equipment on the straight-line method over estimated useful lives. We amortize building improvements over the shorter of the estimated useful lives of the assets or remaining life of the building. See Note 5 for a description of estimated useful lives. Depreciation expense is included in selling and operating expense, and corporate, general and administration expense in the accompanying consolidated statements of operations.

Media Library, Net

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

Our media library is reviewed at the film group level for impairment when an event or change in circumstances indicates that the carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the film group to estimated discounted future cash flows expected to be generated by the film group. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually on October 1 or more frequently if indicators of impairment are identified. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of goodwill is less than its carrying amount. If it is determined that the estimated fair value of goodwill is more likely than not greater than the carrying amount of goodwill, then an impairment test is unnecessary. If it is determined that an impairment test is necessary, then we compare the estimated fair value of goodwill with its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill not impaired. If the carrying amount of goodwill exceeds its estimated fair value, we will record an impairment loss for the difference. We use both a comparable market approach and an income approach to test for potential impairment. The market approach follows the guideline public company method to establish valuation multiples for comparison. The income approach follows a traditional discounted cash flow model. Primary assumptions for each approach include revenue projections, operating expenses, discount rate, control premium, and terminal growth rate. Projections are dependent on management assumptions, which are partly based on the Company’s historical experience. The results of these approaches are evaluated against the Company’s market capitalization for reasonableness. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2023 and 2022, no impairment of goodwill was indicated.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2023 and 2022, no impairment of long-lived assets was recognized.

Income Taxes

We provide for income taxes pursuant to the asset and liability method. The asset and liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not.

The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 14 to the consolidated financial statements for further information regarding income taxes.

Non-Income Taxes

The Company accrues for non-income tax assessments from foreign jurisdictions related to prior periods and recognizes the expense within selling and operating, when deemed probable and estimable. Once the requirement to remit non-income taxes to foreign jurisdictions has been established, we present revenues net of the non-income taxes collected from members and remit such amounts to foreign tax authorities.

Revenue Recognition

Revenues consist primarily of subscription fees paid by our members. We present revenues net of the taxes that are collected from members and remitted to governmental authorities. Members are billed in advance and revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from members that have not been earned and are recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our Partners have the primary relationship, including billing and service delivery, with the member. We recognize revenue on a gross basis for members whose primary relationship is with Gaia. Payments made to Partners to assist in promoting our service on their platforms are expensed to marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our Partners.

As of December 31, 2023, total deferred revenue was $15.9 million and is expected to be recognized as revenue within the next 12 months.

We also earn revenue from advertisements presented on our streaming service. Revenues earned from sources other than monthly membership fees were $2.7 million for the year ended December 31, 2023 and $1.6 million for the year ended December 31, 2022.

Discontinued Operations

Yoga International historically had a line of business focused on transactional course sales. This content was rolled into the subscription offering at the end of 2021 and this line of business was discontinued in 2022 as the contractual commitments related to this line of business lapsed. There are no other assets or liabilities associated with this revenue stream. As this represents a strategic shift with a major effect on our operations and financial results, we have presented the results of operations related to winding up this line of business as discontinued operations on the accompanying consolidated statement of operations.

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

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures. Advertising costs are expensed as incurred and included in selling and operating expense in the accompanying consolidated statements of operations. During 2023 and 2022, we expensed marketing and advertising costs of $33.1 million and $30.5 million, respectively.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. Since 2019, we have only granted restricted stock units, for which we utilize the market price of our common stock on the date of grant to estimate fair value. We account for forfeitures as they occur.

Segment Information

Gaia’s Chief Executive Officer is the chief operating decision maker, who reviews Gaia’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Reclassifications

We reclassed amounts in our fiscal 2022 Consolidated Financial Statements to conform with current period presentation. As a result, we made the following adjustments:

On the Consolidated Balance Sheets:

Amounts from Prepaid expense and other current assets have been reclassed into Other receivables;

Amounts from Media library, software and equipment, net and Real estate, investment and other assets, net have been reclassed into Media library, net; Property and equipment, net; Equity method investment and Investments and other assets, net;

Amounts from Accounts payable, accrued and other liabilities have been reclassed into Accounts Payable and Accrued and other liabilities;

Amounts from Short-term debt and lease liability have been reclassed into Short-term debt and Operating lease liability, current portion.

On the Consolidated Statements of Operations:

Amounts from Interest and other expense, net have been reclassed into Equity method investment losses and Interest and other expense, net.

On the Consolidated Statements of Equity:

Amounts from Issuance of Gaia, Inc. common stock for RSU releases, employee stock purchase plan, and share-based compensation have been reclassed into Issuance of Gaia, Inc. common stock for RSU releases; Issuance of Gaia, Inc. common stock for employee stock purchase plan and Share-based compensation.

On the Consolidated Statements of Cash Flows:

Amounts from Depreciation and amortization have been reclassed into Media library amortization and Depreciation and amortization;

Amounts from Accounts payable and accrued liabilities have been reclassed into Noncash operating lease expense; Accounts Payable; and Accrued and other liabilities;

Amounts from Accounts receivable have been reclassed into Other receivables;

Amounts from Additions to Media library, software and equipment and other assets have been reclassed into Additions to media library and Additions to property and equipment.

Defined Contribution Plan

We have adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The 401(k) plan permits, but does not require, us to make additional matching contributions to the 401(k) plan on behalf of all participants in the 401(k) plan. The plan allows us to determine the match contribution percentage, if any. We made matching contributions to the 401(k) plan of $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

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

Leases

As discussed in Note 8, we entered into an operating lease in connection with the sale of a portion of our corporate campus. We record the ROU asset for the operating lease term as an asset and our obligation to make lease payments as a liability. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheet and the expense for these short-term leases are recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease payments used to measure the lease liability and are expensed as incurred.

Noncontrolling Interest

Gaia holds certain interests in entities where Gaia is the majority owner but not sole owner. These investments are included in our consolidated financial statements. The minority-owned portion of these investments is presented as Noncontrolling Interest (“NCI”) on the consolidated financial statements. Any changes of the ownership interest of NCI are accounted for as equity transactions and adjustments in the consolidated financial statements.

Loss Per Share

Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options and vesting of restricted stock units utilizing the treasury stock method.

Investments

The Company classifies investments at the acquisition date and re-evaluates the classification at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. The ability to exercise significant influence over, but not control, the operating and financial policies of the investee is presumed to exist when the Company owns 20% or greater of the voting interests in the investee, but the Company also applies judgment regarding its level of influence over the investee by considering key factors such as representation on the board of directors, participation in policy-making decisions, and material intercompany transactions. The Company accounts for its investments in other entities over which the Company has the ability to exercise significant influence, but not control, using the equity method of accounting.

Under the equity method of accounting, the Company’s investment is initially recorded at cost within Investments in Equity Method Investees on the consolidated balance sheets. The Company adjusts its investment for contributions made, its proportionate share of net earnings, declared dividends, and distributions of the investee. To the extent there is a basis difference between the amount invested and the Company’s proportionate share of the underlying net assets of the investee, the Company allocates such differences amongst the recorded assets of the investee. The basis differences are amortized on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses. The Company records in the statements of operations its share of income or loss of the investee, including any amortization of basis differences, within interest and other expense, net, which results in an increase or decrease to the carrying value of the investment. Any dividends received from the investee are recorded as a reduction of the carrying value of the investment.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If the investment is determined to have a decline in value deemed to be other than temporary, it is written down to estimated fair value. We did not record any impairment charges on our investments during the years 2023 or 2022.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and disclosures. Although we base these estimates on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09

3. Restatement of Previously Issued Financial Statements

After the issuance of the audited consolidated financial statements as of and for the year ended December 31, 2022, the Company identified certain prior period misstatements in relation to the Company’s consolidated financial statements.

Description of Misstatement Adjustments

(a) Media Library, Consolidated Statement of Cash Flows Impact

As part of the Company’s operations, it spends a significant amount of resources on developing media library content that is made available to its subscribers. Historically, the Company has classified amounts spent to produce media content as investing cash outflows. However, the Company revisited the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 920, Entertainment-Broadcasters (“ASC 920”) and ASC Topic 926, Entertainment-Films (“ASC 926”) and determined that the nature of the media library costs is consistent with the capitalizable costs described in ASC 920 and 926 and, therefore, applying this guidance to the Company’s media library costs is appropriate. This guidance requires these costs to be classified as operating cash outflows rather than investing cash outflows. Therefore, the Company determined the prior year presentation was incorrect resulting in a $9.8 million overstatement of net cash used in investing activities and corresponding understatement of net cash provided by operating activities for periods ended March 31, 2022 through September 30, 2023.

(b) Line of Credit, Consolidated Statement of Cash Flows Impact

In August 2022, the Company obtained a new line of credit for which the first draw occurred in September 2022 in the amount of $7.5 million. In October 2022, the outstanding balance was paid off with no amount outstanding. Shortly thereafter, in November 2022 and December 2022, respectively, the Company drew down $2.7 million and an additional $6.3 million, resulting in an outstanding total balance of $9.0 million as of December 31, 2022. In the Company’s consolidated statement of cash flows for the year ended December 31, 2022, the Company presented the borrowings and payments on a net basis, resulting in $9.0 million presented as “Proceeds from borrowings under revolving line of credit". However, GAAP required companies to present the gross borrowings and payments for cash flow presentation purposes. Therefore, the Company should have presented proceeds from borrowings under revolving line of credit of $16.5 million and included $7.5 million in the Repayment of debt line item. The misstatement did not have any impact on the net cash provided by financing activities on the consolidated statement of cash flows, or any impact on the consolidated statement of operations, or consolidated balance sheet as of or for the year ended December 31, 2022.

(c) Equity Method Investment

In September 2016, the Company purchased a 10% equity ownership interest in an entity called Telomeron, Inc. (“Telomeron”), wherein the parent company of Telomeron, Exagon Industries Limited (“Exagon”) contributed intellectual property with an agreed upon value of $100.0 million and the Company paid Exagon $10.0 million in exchange for the 10% equity ownership interest. The Company’s historical accounting conclusion was that the ownership interest represented an investment in equity securities rather than an equity method investment. However, the Company revisited the original conclusion and concluded that the Company had the ability to exercise influence over Telomeron and therefore, should have been accounted for and disclosed as an equity method investment from inception. As Telomeron holds certain contributed technology from its parent that does not have a recognized carrying value, the Company’s cost of the investment exceeds its proportionate share of the net assets by $10.0 million. Management of the Company determined that the excess basis allocated to amortizable assets should have been recognized on a straight-line basis over the estimated 20-year life of the contributed technology at a rate of $0.5 million per year. The accumulated impact of the misstatement as of December 31, 2021 was an overstatement of the equity method investment by $2.6 million and a corresponding understatement of the accumulated deficit.

During the year ended December 31, 2022, equity method investment losses should have been $0.5 million with a corresponding decrease to the equity method investment.

(d) BioWell Noncontrolling Interest

The Company holds a 51% controlling equity ownership in Bio-Well, LLC ("BioWell"), an entity that sells certain goods and services to customers and has had activity since 2015. The Company has historically consolidated the results of BioWell; however, the Company did not appropriately record, present or disclose a noncontrolling interest in relation to the 49% portion of BioWell not controlled by the Company within either the consolidated statement of operations or the consolidated balance sheet. The noncontrolling interest that should have been presented on the consolidated balance sheet as of December 31, 2021 and December 31, 2022 was $0.8 million and $1.1 million, respectively. The portion of the Company’s net income attributable to noncontrolling interest holders for the year ended December 31, 2022 was $0.3 million.

The following tables represent the restated consolidated balance sheet, consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2022. These tables also present a reconciliation from the prior period as previously reported to the restated amounts.

GAIA, INC.

Consolidated Balance Sheet

	As of December 31, 2022
(in thousands)	As Previously Reported	Adjustment	Reference	As Restated
ASSETS
Real estate, investment and other assets, net	30,979	(3,125)	(c)	27,854	(1)
Total assets	$138,303	$(3,125)		$135,178
LIABILITIES AND EQUITY
Accumulated deficit	(75,198)	(4,195)	(c) (d)	(79,393)
Total Gaia, Inc. shareholders’ equity	88,984	(4,195)		84,789
Noncontrolling interests	—	1,070	(d)	1,070
Total equity	88,984	(3,125)		85,859
Total liabilities and equity	$138,303	$(3,125)		$135,178

(1) To conform with current period presentation in our consolidated balance sheets for the periods ended December 31, 2023 and 2022, we made certain reclassification adjustments as further described within Note 2, including adjusting the equity method investment portion of real estate, investment and other assets, net into a separate line item, equity method investment.

GAIA, INC.

Consolidated Statement of Operations

	Year Ended December 31, 2022
(in thousands, except per share data)	As Previously Reported	Adjustment	Reference	As Restated

Equity method investment loss	$-	$(500)	(c)	$(500)	(1)
Net loss before income taxes	(2,533)	(500)		(3,033)
Net loss from continuing operations	(2,735)	(500)		(3,235)
Net loss	$(3,095)	$(500)		$(3,595)
Net income attributable to noncontrolling interests	$—	$296	(d)	$296
Net loss attributable to common shareholders	$(3,095)	$(796)	(d)	$(3,891)
Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.13)	$(0.04)		$(0.17)
Basic loss per share	$(0.15)	$(0.04)		$(0.19)
Diluted
Continuing operations (attributable to common shareholders)	$(0.13)	$(0.04)		$(0.17)
Diluted loss per share	$(0.15)	$(0.04)		$(0.19)

(1) To conform with current period presentation in our consolidated statement of operations for the periods ended December 31, 2023 and 2022, we made certain reclassification adjustments as further described within Note 2, including adjusting the equity method investment loss portion of interest and other expense, net into a separate line item, equity method investment loss.

GAIA, INC.

Consolidated Statement of Changes in Equity

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity	Reference
As Previously Reported
Balance at January 1, 2022	20,461,337	$(72,103)	$2	$162,316	$—	$90,215
Net loss	—	(3,095)	—	—	—	(3,095)
Balance at December 31, 2022	20,806,186	$(75,198)	$2	$164,180	$—	$88,984

Adjustment
Balance at January 1, 2022	—	$(3,399)	$—	$—	$774	$(2,625)	(c) (d)
Net (loss) income	—	(796)	—	—	296	(500)	(c) (d)
Balance at December 31, 2022	—	$(4,195)	$—	$—	$1,070	$(3,125)

As Restated
Balance at January 1, 2022	20,461,337	$(75,502)	$2	$162,316	$774	$87,590
Net (loss) income	—	(3,891)	—	—	296	(3,595)
Balance at December 31, 2022	20,806,186	$(79,393)	$2	$164,180	$1,070	$85,859

GAIA, INC.

Consolidated Statement of Cash Flows

	Years ended December 31, 2022
(in thousands)	As Previously Reported	Adjustment	Reference	As Restated

Cash flows from operating activities:
Net loss	$(3,095)	$(500)	(c)	$(3,595)
Loss from continuing operations	(2,735)	(500)		(3,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity method investment losses	—	500	(c)	500
Additions to media library	—	(9,840)	(a)	(9,840)
Net cash provided by operating activities - continuing operations	11,880	(9,840)		2,040
Net cash provided by operating activities	11,520	(9,840)		1,680
Cash flows from investing activities:
Additions to property and equipment	(18,257)	9,840	(a)	(8,417)
Net cash used in investing activities	(19,104)	9,840		(9,264)
Cash flows from financing activities:
Proceeds from short-term borrowings	9,000	7,500	(b)	16,500
Repayment of debt	(166)	(7,500)	(b)	(7,666)
Net cash provided by financing activities	8,877	—		8,877

4. Media Library, Net

Media library stated at lower of cost or net realizable value, consists of the following as of December 31:

(in thousands)	2023	2022
Media library, net:
Acquired media, net	$4,656	$5,694
Licensed media, net	3,865	3,174
Produced media, net	29,483	28,326
Produced media in progress	2,121	2,881
Total media library, net	$40,125	$40,075

As described in Note 2, amortization is over typically 12 to 90 months commencing with the month the content is available on our site and is included in cost of revenues on the accompanying consolidated statements of operations. Amortization expense for our media library was $9.2 million and $8.3 million during 2023 and 2022, respectively. Future depreciation and amortization is expected to be:

(in thousands)	Acquired Media	Licensed Media	Produced Media	Total
2024	$1,039	$1,216	$6,959	$9,214
2025	921	1,045	6,332	$8,298
2026	881	751	5,440	$7,072
	$2,841	$3,012	$18,731	$24,584

The remaining $15.5 million of the $40.1 million balance for our media library at December 31, 2023 will be amortized over the 5 years thereafter.

5. Property and Equipment, Net

Property and equipment, net consist of the following as of December 31:

(in thousands)	Estimated Useful Lives (in Years)	2023	2022
Land		$2,597	$2,597
Buildings and improvements	3-45 years	20,151	20,011
Website development and other software	3 years	18,230	18,805
Studio, computer, telephone and lab equipment	3-5 years	6,148	1,992
Property and equipment, gross		47,126	43,405
Accumulated depreciation and amortization		(20,823)	(18,196)
Total property and equipment, net		$26,303	$25,209

6. Goodwill and Investments and Other Assets, Net

Goodwill

We performed an annual qualitative test for goodwill impairment in the fourth quarter of the fiscal years ended December 31, 2023 and 2022 and determined that goodwill was not impaired. Goodwill was $31.9 million as of December 31, 2023 and 2022.

Investments and Other Assets, Net

Investments and other assets, net represents Gaia’s investments in entities for which we do not exercise significant influence or have significant ownership stake, as well as assets that are held for sale not in the ordinary course of business. Investments and other assets, net consist of the following as of December 31:

(in thousands)	2023	2022
Other assets	$1,471	$4,556
Other intangible assets, net	1,686	2,254
Investments and other assets, net	$3,157	$6,810

The following table represents our other intangible assets, net by major asset class as of the dates indicated, which are included in Investments and other assets, net on the accompanying consolidated balance sheets as of December 31:

(in thousands)	2023	2022
Amortizable Intangible Assets
Customer relationships	$2,000	$2,000
Accumulated amortization	(1,011)	(510)
Customer relationships, net	$989	$1,490

Tradenames	$270	$270
Accumulated amortization	(136)	(69)
Tradenames, net	$134	$201

Unamortized Intangible Assets
Domain names	$563	$563

Other intangible assets, net	$1,686	$2,254

The customer related intangible assets are amortized on a straight-line basis over 48 months. Amortization expense was $568 thousand and $568 thousand for 2023 and 2022, respectively. Weighted-average remaining useful life for these intangible assets is 24 months. Future amortization of our amortizable intangible assets as of December 31, 2023 is expected to be as follows:

(in thousands)
2024	$568
2025	555
$1,123

7. Accrued and Other Liabilities

Accrued and other liabilities consist of the following as of December 31:

(in thousands)	2023	2022
Accrued compensation	$1,006	$1,049
SEC settlement	560	2,000
Other accrued expenses	1,033	1,924
Accrued and other liabilities	$2,599	$4,973

8. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 9 to the consolidated financial statements, we leased the property pursuant to a master lease for a term extending through September 30, 2030, with two five-year extensions. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the lease term. At December 31, 2023, the weighted average remaining lease term was 6.75 years and the weighted average discount rate was 3.75%.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	As of December 31,
(in thousands)	2023	2022
Operating right-of-use asset, net	$6,288	$7,093

Operating lease liability, current portion	$780	$745
Operating lease liability, net of current portion	5,708	6,489
	$6,488	$7,234

	For the Year Ended December 31,
(in thousands)	2023	2022
Cash paid for operating lease liabilities	$1,001	$1,001

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $1.1 million and for both 2023 and 2022. Future amortization of our lease liability as of December 31, 2023 is expected to be as follows:

(in thousands)
2024	$1,008
2025	1,035
2026	1,064
2027	1,093
2028	1,123
Thereafter	2,037
Future lease payments, gross	7,360
Less: Imputed interest	(872)
Operating lease liability	$6,488

9. Debt

On September 9, 2020, our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) sold a 50% undivided interest in a portion of our corporate campus to Westside Boulder, LLC (“Westside”). Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. Boulder Road received consideration of $13.2 million in the transaction.

On December 28, 2020, Boulder Road and Westside (“Borrower”) entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes. Additionally, the Credit Agreement requires Boulder Road to maintain a minimum Debt Service Ratio – Pre Distribution of 1.35 to 1.00 annually and a minimum Debt Service Ratio – Post Distribution of 1.15 to 1.00 annually. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all related covenants.

On August 25, 2022 (the “Closing Date”), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10 million with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permanent acquisitions or other investments. There were no outstanding borrowings as of December 31, 2023.

Loans made, or letters of credit issued, under the Credit Agreement mature on August 25, 2025 and are secured (subject to permitted liens and other exceptions) by a first priority lien on all business assets, including intellectual property, of Gaia and the subsidiary guarantors.

Any advance under the Credit Agreement shall bear interest at the Daily Simple Secured Overnight Financing Rate (“SOFR”) (subject to a floor of 0.00%), plus, the SOFR Index Adjustment of 0.10%, plus a margin of 2.00%; provided, that, during the existence of a Benchmark Unavailability Period or a SOFR Unavailability Period, advances shall bear interest at the Base Rate, which is a fluctuating interest rate per annum equal to the highest of (i) the Federal Funds Rate plus 0.50%, (ii) KeyBank’s “prime rate,” (iii) SOFR and (iv) 3.00%, plus, in each instance, a margin of 1.00%.

The aggregate outstanding amount of advances under the Credit Agreement is required to be $0 for at least 30 consecutive days during the period commencing on the 12-month anniversary of the Closing Date and ending on the 24-month anniversary of the Closing Date. The Company satisfied this requirement during October and November 2023.

The Credit Agreement contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Credit Agreement requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 1.50 to 1.00 for any computation period. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all related covenants.

Maturities on long-term debt, net are as follows:

(in thousands)
2024	155
2025	5,801
$5,956

10. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2023 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

The Company is subject to tax examinations for non-income taxes in foreign jurisdictions where it provides services to consumers residing in foreign jurisdictions. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from foreign tax authorities. An accrual for non-income tax liability is recognized for foreign jurisdictions when it is probable that a liability has been incurred and the non-income tax exposure can be reasonably estimated. For other foreign jurisdictions requiring non-income taxes, the Company has determined that the non-income tax exposure is reasonably possible. However, due that the Company is in early stages of the examination or a lack of communication from foreign tax authorities, and the Company's prior experience with foreign tax authorities, the Company is unable to reasonably estimate the amount of non-income tax exposure that may be incurred.

11. Loss Per Share

Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period (“Common stock equivalents”). Common stock equivalents consist of incremental shares issuable upon the assumed exercise of stock options and vesting of restricted stock units utilizing the treasury stock method. There were no common stock equivalents for 2023 and 2022. The computation of loss per share is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022 (As restated)

Loss per share, basic and diluted:
Net loss attributable to common shareholders	$(5,802)	$(3,891)
Shares used in computation:
Weighted-average common stock outstanding	21,501	20,716
Weighted-average number of shares	21,501	20,716
Loss per share, basic and diluted	$(0.27)	$(0.19)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders.:

	For the Year Ended December 31,
(in thousands)	2023	2022

Employee stock options and restricted stock units	1,762	336

12. Shareholders’ Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each holder of our Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common stock and our Class B common stock vote as a single class on all matters that are submitted to the shareholders for a vote, except as provided by law or as set forth in our charter. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman, holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 575,061 shares of Class A common stock. Consequently, our chairman holds approximately 76% of our voting stock and is able to exert substantial influence over and to control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

We have 50 million preferred shares authorized, with none issued and outstanding as of December 31, 2023 and 2022. Pursuant to our articles of incorporation, the Board of Directors can, at any time, and without stockholder approval, issue one or more new series of preferred stock, with such designations, preferences, limitations and relative rights as shall be expressed in articles of amendment, however, the Board of Directors shall not issue or authorize any voting preferred stock without the consent or approval of a majority of the Class B common stock.

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

Our Class B common stock may not be transferred unless converted into our Class A common stock. Shares of our Class B common stock are convertible one-for-one into shares of our Class A common stock, at the option of the holder of the Class B common stock.

During 2023 and 2022, we issued shares of our Class A common stock as shown in the table below under our 2019 Long-Term Incentive Plan (the “2019 Plan”) and the 2009 Long-Term Incentive Plan (the “2009 Plan”).

	For the Years Ended December 31,
	2023	2022
Shares issued to independent directors for vesting of restricted stock units issued for services rendered, in lieu of cash compensation	45,268	19,066
Shares issued to employees upon exercise of stock options, vesting of restricted stock units, and employee stock purchase program	29,991	325,783

Class A Common Stock Offering

On October 2, 2023, we entered into an underwriting agreement with Lake Street Capital Markets, LLC (the “Underwriter”) relating to the offer and sale of 1,855,000 shares of our Class A common stock ($0.0001 par value) (“the Shares”). We sold the Shares to the Underwriter at the public offering price of $2.70 per share less underwriting discounts and commissions, resulting in net proceeds of $4.7 million. We provided a 30-day option to the Underwriter to purchase up to an additional 278,250 Shares to cover over-allotments. On November 3, 2023, the Underwriter purchased an additional 203,754 shares generating additional net proceeds of $0.5 million pursuant to the partial exercise of the over-allotment option.

As of December 31, 2023, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common stock	5,400,000
Reserved under the ESPP (note 13)	221,391
Stock options outstanding under the 2009 Plan	222,846
Restricted stock units outstanding under the 2009 Plan	182,401
Restricted stock units outstanding under the 2019 Plan	1,356,770
Total shares reserved for future issuance	7,383,408

During 2023, we entered into various treasury stock transactions to buy and hold shares of our Class A common stock. We repurchased a total of 64,805 shares of our Class A common stock at an average price of $2.62 per share. We used the cost method to account for the repurchase.

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

In 2015, we commenced issuing restricted stock units (“RSUs”). The RSUs entitle the recipient to receive one share of Class A common stock for each RSU upon vesting. The RSUs are issued with cliff vesting in five years for employees and one year for directors, provided that the recipient is still an employee or director of Gaia on such date. The RSUs will be automatically forfeited and of no further force and effect if the vesting conditions are not met. We value our RSUs using the market price of our common stock on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of options granted during the year. No options were granted during 2023 or 2022. The exercise price of our legacy outstanding options is generally equal to the closing market price of our stock at the date of the grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees, and one year for board members.

The table below presents a summary of activity under the 2009 Plan and the 2019 Plan, as of December 31, 2023, and changes during the year then ended:

		Stock Options				Restricted Stock Units
(in thousands, except share and per share amounts)	Number of Shares Available for issuance Under the Plan	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,111,428	224,196	$8.17	3.6	$—	833,484	$9.77
Restricted stock unit grants	(1,053,367)		—			1,053,367	2.94
Exercised options		—
Restricted stock unit vesting	(45,268)		—			(53,464)	5.99
Cancelled or forfeited restricted stock units and options	282,931	(1,350)	6.18			(294,216)	7.29
Outstanding at December 31, 2023	295,724	222,846	$8.19	2.6	$—	1,539,171	$5.70
Exercisable options at December 31, 2023		222,846	$8.19	2.6	$—

The table below presents our outstanding RSUs by vest date:

Vest Date	RSUs
January 1, 2024	4,708
March 31, 2024	182,401
April 19, 2024	56,035
January 1, 2026	4,708
March 15, 2026	76,220
March 31, 2026	296,872
March 31, 2027	32,491
March 15, 2028	885,736
1,539,171

During 2023 and 2022, we recognized approximately $1.1 million and $1.8 million, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our consolidated statements of operations. The total income tax impact on provision was $1.2 million and $1.1 million, for 2023 and 2022, respectively. There were no options exercised during 2023 or 2022. We issue new shares upon the exercise of options and vesting of RSUs.

As of December 31, 2023, there was $3.9 million of unrecognized cost related to non-vested share-based compensation arrangements granted under the 2009 and 2019 Plans. We expect that cost to be recognized over a weighted-average period of 3.37 years.

14. Income Taxes

Our provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2023	2022
Current:
Federal	$—	$—
State	7	—
Total current	7	—
Deferred:
Federal	49	189
State	4	13
Total deferred	53	202
Provision for income taxes	$60	$202

The provision for income taxes differs from the tax expense that would result by applying the statutory federal income tax rate to loss before taxes is due to the following:

	For the Years Ended December 31,
(in thousands)	2023	2022
Expected federal income tax benefit at statutory rate of 21% in 2023 and 2022	$(1,163)	$(533)
Effect of permanent other differences	(359)	79
Goodwill	—	—
Return to provision adjustments	(123)	220
State income tax expense (benefit), net of federal benefit tax assets	(6)	(38)
Valuation allowance	1,711	474
Provision for income taxes	$60	$202

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets (liabilities) are as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets (liabilities):
Stock-based compensation	$1,246	$1,085
Depreciation and amortization	(3,231)	(3,635)
Legal accrual	172	653
Net operating loss carryforward	17,852	17,159
Charitable carryforward		3
Right of use lease asset	(1,415)	(1,596)
Long-term lease	1,284	1,460
Equity method investment	816	—
Other	251	187
Tax credits	300	300
Valuation allowance	(17,826)	(16,115)
Total deferred tax liabilities, net of valuation allowance	$(551)	$(499)

The source of income before income taxes are as follows:

(in thousands)	2023	2022 (As restated)
Domestic	$(5,535)	$(3,033)

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. We determined that a valuation allowance against our deferred tax assets of $17.8 million and $16.1 million for 2023 and 2022, respectively, was necessary due to the cumulative loss incurred over a three-year period. We have federal and state net operating loss carryforwards of approximately $79.3 million and $25.7 million, respectively, of which $10.4 million in federal net operating losses expire after 2037. Net operating losses generated in 2018 and beyond do not expire. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the second half of 2023, we recorded $1.75 million related to the employee retention credit in Selling and operating expenses in the consolidated statements of operations with a related receivable balance from the United States government related to the CARES Act, which is recorded in Prepaid expenses and other current assets on our consolidated balance sheets.

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

15. Equity Method Investment

The Company holds a 10% equity interest in the common stock of Telomeron, Inc., which it acquired in 2016 for $10.0 million. The Company determined it has the ability to exercise influence over Telomeron and, therefore, uses the equity method of accounting to account for its equity interest. Telomeron holds certain contributed technology from its parent that does not have a recognized carrying value and, as such, the Company’s cost of the investment exceeds its proportionate share of the net assets by $10.0 million. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the life of the contributed technology, which is estimated to be 20 years. Amortization expense for the years ended December 31, 2023 and 2022 amounted to $0.5 million, and was recorded within interest and other expense, net in the consolidated statements of operations. Telomeron has not recorded any other activity, including declaring any dividends; therefore, no other earnings, losses or adjustments to the carrying value of the investment have been recorded to date. The carrying value of the Telomeron investment as of December 31, 2023 and 2022 was $6.4 million and $6.9 million, respectively, as a result of the amortization of the basis difference.

16. Segment Information and Geographic Information

As discussed in Note 2, our chief operating decision maker reviews operating results on a consolidated basis and we therefore have one reportable segment.

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia based on the billing location of the member.

The following represents geographical data for our operations:

	For the Years Ended December 31,
(in thousands)	2023	2022
Revenue:
United States	$44,104	$47,536
International	36,319	34,499
	$80,423	$82,035

17. Quarterly Financial Information (Unaudited)

The previously reported condensed consolidated financial information as of and for the three months ended March 31, 2022 and 2023, the three and six months ended June 30, 2022 and 2023, and the three and nine months ended September 30, 2022 and 2023, have been corrected. As part of the restatement, the Company recorded adjustments to correct the misstatements in the impacted periods. See Note 3 for further information regarding the restatement.

Description of Misstatement Adjustments

(a) Media Library, Consolidated Statement of Cash Flows Impact

As further described in Note 3, the Company determined the prior quarterly presentation was incorrect in relation to its presentation of additions to its media library content, resulting in an overstatement of investing cash outflows and corresponding overstatement of cash provided by operating activities. Refer to the tables below for the amount of these corrections within each respective period.

(b) Line of Credit, Consolidated Statement of Cash Flows Impact

During the three months ended March 31, 2023, the Company identified an overstatement of the proceeds from short-term borrowings and a corresponding overstatement of the repayment of debt in relation to the Company’s line of credit arrangement. The misstatement did not have any impact on the net cash provided by financing activities, the condensed consolidated statement of cash flows or the condensed consolidated balance sheet.

(c) Equity Method Investment

As further described in Note 3, the Company has an excess basis allocated to amortizable assets in relation to its equity method investment that should have been recognized on a straight-line basis over the estimated 20-year life of the contributed technology at a rate of $0.5 million per year. Therefore, the Company recorded a correction to the beginning investment balance with a corresponding adjustment to accumulated deficit to reflect the appropriate carrying value of the investment, as well as the associated equity method investment loss related to the continuing amortization of the excess basis. Refer to the tables below for the amount of these corrections within each respective period.

(d) BioWell Noncontrolling Interest

As further described in Note 3, the Company identified misstatements due to its lack of presentation of the noncontrolling interest and corresponding net income attributable to noncontrolling interest holders associated with its investment in BioWell. Refer to the tables below for the amount of these corrections within each respective period.

The following tables represent the restated condensed consolidated balance sheet and the restated condensed consolidated statements of operations, changes in equity, and cash flows as of and for the three months ended March 31, 2022 and 2023, the three and six months ended June 30, 2022 and 2023, and the three and nine months ended September 30, 2022 and 2023. These tables also present a reconciliation from the prior period as previously reported to the restated amounts.

GAIA, INC.

Condensed Consolidated Balance Sheet

	As of March 31, 2022 (unaudited)					As of June 30, 2022 (unaudited)					As of September 30, 2022 (unaudited)
(in thousands, except share and per share data)	As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated
ASSETS
Real estate, investment and other assets, net	31,128	(2,750)	(c)	28,378	(1)	31,002	(2,875)	(c)	28,127	(1)	30,839	(3,000)	(c)	27,839	(1)
Total assets	$132,785	$(2,750)		$130,035		$131,421	$(2,875)		$128,546		$136,859	$(3,000)		$133,859
LIABILITIES AND EQUITY
Accumulated deficit	(72,017)	(3,589)	(c) (d)	(75,606)		(71,901)	(3,779)	(c) (d)	(75,680)		(74,276)	(3,938)	(c) (d)	(78,214)
Total Gaia, Inc. shareholders’ equity	90,841	(3,589)		87,252		91,390	(3,779)		87,611		89,352	(3,938)		85,414
Noncontrolling interests	—	839	(d)	839		—	904	(d)	904		—	938	(d)	938
Total equity	90,841	(2,750)		88,091		91,390	(2,875)		88,515		89,352	(3,000)		86,352
Total liabilities and equity	$132,785	$(2,750)		$130,035		$131,421	$(2,875)		$128,546		$136,859	$(3,000)		$133,859

(1) To conform with current period presentation in our condensed consolidated balance sheets for the periods ended March 31, 2023 and 2022, June 30, 2023 and 2022, and September 30, 2023 and 2022, we made certain reclassification adjustments as further described within Note 2, including adjusting the equity method investment portion of real estate, investment and other assets, net into a separate line item, equity method investment.

	As of March 31, 2023 (unaudited)					As of June 30, 2023 (unaudited)					As of September 30, 2023 (unaudited)
(in thousands, except share and per share data)	As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated
ASSETS
Real estate, investment and other assets, net	30,806	(3,250)	(c)	27,556	(1)	30,569	(3,375)	(c)	27,194	(1)	30,296	(3,500)	(c)	26,796	(1)
Total assets	$137,630	$(3,250)		$134,380		$137,633	$(3,375)		$134,258		$138,402	$(3,500)		$134,902
LIABILITIES AND EQUITY
Accumulated deficit	(76,341)	(4,358)	(c) (d)	(80,699)		(78,059)	(4,528)	(c) (d)	(82,587)		(78,647)	(4,712)	(c) (d)	(83,359)
Total Gaia, Inc. shareholders’ equity	87,945	(4,358)		83,587		87,377	(4,528)		82,849		86,845	(4,712)		82,133
Noncontrolling interests	—	1,108	(d)	1,108		—	1,153	(d)	1,153		—	1,212	(d)	1,212
Total equity	87,945	(3,250)		84,695		87,377	(3,375)		84,002		86,845	(3,500)		83,345
Total liabilities and equity	$137,630	$(3,250)		$134,380		$137,633	$(3,375)		$134,258		$138,402	$(3,500)		$134,902

(1) To conform with current period presentation in our condensed consolidated balance sheets for the periods ended March 31, 2023 and 2022, June 30, 2023 and 2022, and September 30, 2023 and 2022, we made certain reclassification adjustments as further described within Note 2, including adjusting the equity method investment portion of real estate, investment and other assets, net into a separate line item, equity method investment.

GAIA, INC.

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2022 (unaudited)					Three Months Ended June 30, 2022 (unaudited)					Three Months Ended September 30, 2022 (unaudited)
(in thousands, except per share data)	As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated
Equity method investment loss	—	(125)	(c)	(125)	(1)	—	(125)	(c)	(125)	(1)	—	(125)	(c)	(125)	(1)
Net income (loss) before income taxes	247	(125)		122		248	(125)		123		(2,368)	(125)		(2,493)
Net income (loss) from continuing operations	247	(125)		122		248	(125)		123		(2,368)	(125)		(2,493)
Net income (loss)	86	(125)		(39)		116	(125)		(9)		(2,375)	(125)		(2,500)
Net income attributable to noncontrolling interests	-	65	(d)	65		-	65	(d)	65		-	34	(d)	34
Net income (loss) attributable to common shareholders	$86	$(190)		$(104)		$116	$(190)		$(74)		$(2,375)	$(159)		$(2,534)
Earnings (loss) per share:
Basic
Continuing operations (attributable to common shareholders)	$0.01	$(0.01)		$0.00		$0.01	$(0.01)		$0.00		$(0.11)	$(0.01)		$(0.12)
Basic earnings (loss) per share	$0.00	$(0.01)		$(0.01)		$—	$—		$—		$(0.11)	$(0.01)		$(0.12)
Diluted
Continuing operations (attributable to common shareholders)	$0.01	$(0.01)		$0.00		$0.01	$(0.01)		$0.00		$(0.11)	$(0.01)		$(0.12)
Diluted earnings (loss) per share	$0.00	$(0.01)		$(0.01)		$—	$—		$—		$(0.11)	$(0.01)		$(0.12)

(1) To conform with current period presentation in our condensed consolidated statement of operations for the periods ended March 31, 2023 and 2022, June 30, 2023 and 2022, September 30, 2023 and 2022 we made certain reclassification adjustments as further described within Note 2, including adjusting the equity method investment loss portion of interest and other expense, net into a separate line item, equity method investment loss.

	Six Months Ended June 30, 2022 (unaudited)					Nine Months Ended September 30, 2022 (unaudited)
(in thousands, except per share data)	As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated
Equity method investment loss	—	(250)	(c)	(250)	(1)	—	(375)	(c)	(375)	(1)
Net income (loss) before income taxes	495	(250)		245		(1,873)	(375)		(2,248)
Net income (loss) from continuing operations	495	(250)		245		(1,873)	(375)		(2,248)
Net income (loss)	202	(250)		(48)		(2,173)	(375)		(2,548)
Net income attributable to noncontrolling interests	-	130	(d)	130		-	164	(d)	164
Net income (loss) attributable to common shareholders	$202	$(380)		$(178)		$(2,173)	$(539)		$(2,712)
Earnings (loss) per share:
Basic
Continuing operations (attributable to common shareholders)	$0.02	$(0.01)		$0.01		$(0.09)	$(0.03)		$(0.12)
Basic earnings (loss) per share	$0.01	$(0.02)		$(0.01)		$(0.10)	$(0.03)		$(0.13)
Diluted
Continuing operations (attributable to common shareholders)	$0.02	$(0.01)		$0.01		$(0.09)	$(0.03)		$(0.12)
Diluted earnings (loss) per share	$0.01	$(0.01)		$—		$(0.10)	$(0.03)		$(0.13)

(1) To conform with current period presentation in our condensed consolidated statement of operations for the periods ended March 31, 2023 and 2022, June 30, 2023 and 2022, September 30, 2023 and 2022 we made certain reclassification adjustments as further described within Note 2, including adjusting the equity method investment loss portion of interest and other expense, net into a separate line item, equity method investment loss.

	Three Months Ended March 31, 2023 (unaudited)					Three Months Ended June 30, 2023 (unaudited)					Three Months Ended September 30, 2023 (unaudited)
(in thousands, except per share data)	As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated
Equity method investment loss	—	(125)	(c)	(125)	(1)	—	(125)	(c)	(125)	(1)	—	(125)	(c)	(125)	(1)
Loss before income taxes	(1,143)	(125)		(1,268)		(1,718)	(125)		(1,843)		(588)	(125)		(713)
Net loss	(1,143)	(125)		(1,268)		(1,718)	(125)		(1,843)		(588)	(125)		(713)
Net income attributable to noncontrolling interests	—	38	(d)	38		—	45	(d)	45		—	59	(d)	59
Net loss attributable to common shareholders	$(1,143)	$(163)		$(1,306)		$(1,718)	$(170)		$(1,888)		$(588)	$(184)		$(772)

Loss per share:
Basic loss per share	$(0.05)	$(0.01)		$(0.06)		$(0.08)	$(0.01)		$(0.09)		$(0.03)	$(0.01)		$(0.04)
Diluted loss per share	$(0.05)	$(0.01)		$(0.06)		$(0.08)	$(0.01)		$(0.09)		$(0.03)	$(0.01)		$(0.04)

(1) To conform with current period presentation in our condensed consolidated statement of operations for the periods ended March 31, 2023 and 2022, June 30, 2023 and 2022, September 30, 2023 and 2022 we made certain reclassification adjustments as further described within Note 2, including adjusting the equity method investment loss portion of interest and other expense, net into a separate line item, equity method investment loss.

	Six Months Ended June 30, 2023 (unaudited)					Nine Months Ended September 30, 2023 (unaudited)
(in thousands, except per share data)	As Previously Reported	Adjustment	Ref.	As Restated		As Previously Reported	Adjustment	Ref.	As Restated
Equity method investment loss	—	(250)	(c)	(250)	(1)	—	(375)	(c)	(375)	(1)
Loss before income taxes	(2,861)	(250)		(3,111)		(3,449)	(375)		(3,824)
Net loss	(2,861)	(250)		(3,111)		(3,449)	(375)		(3,824)
Net income attributable to noncontrolling interests	—	83	(d)	83		-	142	(d)	142
Net loss attributable to common shareholders	$(2,861)	$(333)		$(3,194)		$(3,449)	$(517)		$(3,966)

Loss per share:
Basic loss per share	$(0.14)	$(0.01)		$(0.15)		$(0.16)	$(0.03)		$(0.19)
Diluted loss per share	$(0.14)	$(0.01)		$(0.15)		$(0.16)	$(0.03)		$(0.19)

Weighted-average shares outstanding:
Basic	20,850			20,850		20,951			20,951
Diluted	20,850			20,850		20,951			20,951

(1) To conform with current period presentation in our condensed consolidated statement of operations for the periods ended March 31, 2023 and 2022, June 30, 2023 and 2022, September 30, 2023 and 2022 we made certain reclassification adjustments as further described within Note 2, including adjusting the equity method investment loss portion of interest and other expense, net into a separate line item, equity method investment loss.

GAIA, INC.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity	Ref.
As Previously Reported
Balance at January 1, 2022	20,461,337	$(72,103)	$2	$162,316	$—	$90,215
Net income	—	86	—	—	—	86
Balance at March 31, 2022	20,775,160	$(72,017)	$2	$162,856	$—	$90,841

Adjustment
Balance at January 1, 2022	—	$(3,399)	$—	$—	$774	$(2,625)	(c) (d)
Net income (loss)	—	(190)	—	—	65	(125)	(c) (d)
Balance at March 31, 2022	—	$(3,589)	$—	$—	$839	$(2,750)

As Restated
Balance at January 1, 2022	20,461,337	$(75,502)	$2	$162,316	$774	$87,590
Net income (loss)	—	(104)	—	—	65	(39)
Balance at March 31, 2022	20,775,160	$(75,606)	$2	$162,856	$839	$88,091

As Previously Reported
Balance at March 31, 2022	20,775,160	$(72,017)	$2	$162,856	$—	$90,841
Net income	—	116	—	—	—	116
Balance at June 30, 2022	20,806,186	$(71,901)	$2	$163,289	$—	$91,390

Adjustment
Balance at March 31, 2022	—	$(3,589)	$—	$—	$839	$(2,750)	(c) (d)
Net income (loss)	—	(190)	—	—	65	(125)	(c) (d)
Balance at June 30, 2022	—	$(3,779)	$—	$—	$904	$(2,875)

As Restated
Balance at March 31, 2022	20,775,160	$(75,606)	$2	$162,856	$839	$88,091
Net income (loss)	—	(74)	—	—	65	(9)
Balance at June 30, 2022	20,806,186	$(75,680)	$2	$163,289	$904	$88,515

As Previously Reported
Balance at June 30, 2022	20,806,186	$(71,901)	$2	$163,289	$—	$91,390
Net loss	—	(2,375)	—	—	—	(2,375)
Balance at September 30, 2022	20,806,186	$(74,276)	$2	$163,626	$—	$89,352

Adjustment
Balance at June 30, 2022	—	$(3,779)	$—	$—	$904	$(2,875)	(c) (d)
Net income (loss)	—	(159)	—	—	34	(125)	(c) (d)
Balance at September 30, 2022	—	$(3,938)	$—	$—	$938	$(3,000)

As Restated
Balance at June 30, 2022	20,806,186	$(75,680)	$2	$163,289	$904	$88,515
Net income (loss)	—	(2,534)	—	—	34	(2,500)
Balance at September 30, 2022	20,806,186	$(78,214)	$2	$163,626	$938	$86,352

As Previously Reported
Balance at September 30, 2022	20,806,186	$(74,276)	$2	$163,626	$—	$89,352
Net loss	—	(922)	—	—	—	(922)
Balance at December 31, 2022	20,806,186	$(75,198)	$2	$164,180	$—	$88,984

Adjustment
Balance at September 30, 2022	—	$(3,938)	$—	$—	$938	$(3,000)	(c) (d)
Net income (loss)	—	(257)	—	—	132	(125)	(c) (d)
Balance at December 31, 2022	—	$(4,195)	$—	$—	$1,070	$(3,125)

As Restated
Balance at September 30, 2022	20,806,186	$(78,214)	$2	$163,626	$938	$86,352
Net income (loss)	—	(1,179)	—	—	132	(1,047)
Balance at December 31, 2022	20,806,186	$(79,393)	$2	$164,180	$1,070	$85,859

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity	Ref.
As Previously Reported
Balance at January 1, 2023	20,806,186	$(75,198)	$2	$164,180	$—	$88,984
Net loss	—	(1,143)	—	—	—	(1,143)
Balance at March 31, 2023	20,825,792	$(76,341)	$2	$164,284	$—	$87,945

Adjustment
Balance at January 1, 2023	—	$(4,195)	$—	$—	$1,070	$(3,125)	(c) (d)
Net income (loss)	—	(163)	—	—	38	(125)	(c) (d)
Balance at March 31, 2023	—	$(4,358)	$—	$—	$1,108	$(3,250)

As Restated
Balance at January 1, 2023	20,806,186	$(79,393)	$2	$164,180	$1,070	$85,859
Net income (loss)	—	(1,306)	—	—	38	(1,268)
Balance at March 31, 2023	20,825,792	$(80,699)	$2	$164,284	$1,108	$84,695

As Previously Reported
Balance at March 31, 2023	20,825,792	$(76,341)	$2	$164,284	$—	$87,945
Net loss	—	(1,718)	—	—	—	(1,718)
Balance at June 30, 2023	21,154,425	$(78,059)	$2	$165,434	$—	$87,377

Adjustment
Balance at March 31, 2023	—	$(4,358)	$—	$—	$1,108	$(3,250)	(c) (d)
Net income (loss)	—	(170)	—	—	45	(125)	(c) (d)
Balance at June 30, 2023	—	$(4,528)	$—	$—	$1,153	$(3,375)

As Restated
Balance at March 31, 2023	20,825,792	$(80,699)	$2	$164,284	$1,108	$84,695
Net income (loss)	—	(1,888)	—	—	45	(1,843)
Balance at June 30, 2023	21,154,425	$(82,587)	$2	$165,434	$1,153	$84,002

As Previously Reported
Balance at June 30, 2023	21,154,425	$(78,059)	$2	$165,434	$—	$87,377
Net loss	—	(588)	—	—	—	(588)
Balance at September 30, 2023	21,154,425	$(78,647)	$2	$165,490	$—	$86,845

Adjustment
Balance at June 30, 2023	—	$(4,528)	$—	$—	$1,153	$(3,375)	(c) (d)

Net income (loss)	—	(184)	—	—	59	(125)	(c) (d)
Balance at September 30, 2023	—	$(4,712)	$—	$—	$1,212	$(3,500)

As Restated
Balance at June 30, 2023	21,154,425	$(82,587)	$2	$165,434	$1,153	$84,002
Net income (loss)	—	(772)	—	—	59	(713)
Balance at September 30, 2023	21,154,425	$(83,359)	$2	$165,490	$1,212	$83,345

GAIA, INC.

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2022 (unaudited)				Six Months Ended June 30, 2022 (unaudited)				Nine Months Ended September 30, 2022 (unaudited)
(in thousands)	As Previously Reported	Adjustment	Ref.	As Restated	As Previously Reported	Adjustment	Ref.	As Restated	As Previously Reported	Adjustment	Ref.	As Restated

Cash flows from operating activities:
Net income (loss)	$86	$(125)	(c)	$(39)	$202	$(250)	(c)	$(48)	$(2,173)	$(375)	(c)	$(2,548)
Income (loss) from continuing operations	247	(125)		122	495	(250)		245	(1,873)	(375)		(2,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Additions to media library	—	(2,803)	(a)	(2,803)	—	(5,100)	(a)	(5,100)	—	(7,482)	(a)	(7,482)
Equity method investment losses	—	125	(c)	125	—	250	(c)	250	—	375	(c)	375
Net cash provided by operating activities - continuing operations	4,164	(2,803)		1,361	6,688	(5,100)		1,588	8,373	(7,482)		891
Net cash provided by operating activities	4,003	(2,803)		1,200	6,395	(5,100)		1,295	8,073	(7,482)		591
Cash flows from investing activities:
Additions to media library, property and equipment	(4,981)	2,803	(a)	(2,178)	(9,572)	5,100	(a)	(4,472)	(14,056)	7,482	(a)	(6,574)
Net cash used in investing activities	(5,828)	2,803		(3,025)	(10,419)	5,100		(5,319)	(14,903)	7,482		(7,421)

	Three Months Ended March 31, 2023 (unaudited)				Six Months Ended June 30, 2023 (unaudited)				Nine Months Ended September 30, 2023 (unaudited)
(in thousands)	As Previously Reported	Adjustment	Ref.	As Restated	As Previously Reported	Adjustment	Ref.	As Restated	As Previously Reported	Adjustment	Ref.	As Restated

Cash flows from operating activities:
Net loss	$(1,143)	$(125)	(c)	$(1,268)	$(2,861)	$(250)	(c)	$(3,111)	$(3,449)	$(375)	(c)	$(3,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Additions to media library	—	(2,452)	(a)	(2,452)	—	(5,210)	(a)	(5,210)	—	(7,396)	(a)	(7,396)
Equity method investment losses	—	125	(c)	125	—	250	(c)	250	—	375	(c)	375
Net cash provided by operating activities	3,138	(2,452)		686	6,480	(5,210)		1,270	10,081	(7,396)		2,685
Cash flows from investing activities:
Additions to media library, property and equipment	(3,870)	2,452	(a)	(1,418)	(7,119)	5,210	(a)	(1,909)	(10,371)	7,396	(a)	(2,975)
Net cash used in investing activities	(3,870)	2,452		(1,418)	(7,119)	5,210		(1,909)	(10,371)	7,396		(2,975)
Cash flows from financing activities:
Proceeds from short-term borrowings	7,500	(1,200)	(b)	6,300	12,600	—		12,600	19,900	—		19,900
Repayment of debt	(7,504)	1,200	(b)	(6,304)	(12,686)	—		(12,686)	(19,985)	—		(19,985)
Net cash (used in) provided by financing activities	18	—		18	(44)	—		(44)	(43)	—		(43)

18. Subsequent Events

We have evaluated all events that occur after the consolidated balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. We determined that there were no reportable subsequent events to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were not effective at a reasonable assurance level based on the material weaknesses in our internal control over financial reporting as described below. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Reported Material Weaknesses in Internal Controls Over Financial Reporting

In the course of preparing our consolidated financial statements for the fiscal year ended December 31, 2023, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting, we identified the following control deficiencies that represent material weaknesses as of December 31, 2023.

Specifically, we determined that we did not have appropriate technical accounting and financial reporting capabilities to properly record in our financial statements certain complex or unusual transactions.

Additionally, we determined our financial close and reporting process was inadequate due to insufficient analysis of certain accounts and inadequate financial reporting systems.

These material weaknesses resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal year ended December 31, 2023. In addition, these material weaknesses resulted in errors in the consolidated financial statements and related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 through September 30, 2023, as more fully described in Note 3 (“Restatement of Previously Issued Financial Statements”), and Note 17 (“Quarterly Financial Information (Unaudited)”), to the consolidated financial statements included herein.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 does not apply to smaller reporting companies.

Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

We have evaluated the material weaknesses and are developing a plan of remediation to strengthen our internal controls over financial reporting which includes implementing new controls over financial reporting that will identify non-routine complex or unusual transactions during the review process and ensure appropriate evaluation and accounting treatment application. Some remediation efforts have been implemented, while others are in the process of being implemented. The remediation efforts are intended to address the deficiencies and enhance our overall internal control environment.

In order to address these material weaknesses, we plan to hire additional accounting and finance personnel with technical accounting and financial reporting experience as well as implement procedures and controls in the financial statement close and reporting process, which include enhanced system capabilities in most areas, enhanced reconciliation controls, enhanced review controls and financial close checklists which ensure all necessary reviews and reconciliations are occurring as designed. Additionally, we plan to enhance access to accounting training, literature, research materials and plan to increase communication channels among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions.

We believe the measures described above along with other elements of our remediation plan will remediate the material weaknesses identified and strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and have begun to implement the measures described above. We will also continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. We will not consider our material weaknesses remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Our management identified control deficiencies, as previously disclosed, that, individually or in the aggregate, constitute material weaknesses in our internal control over financial reporting. While our management, with the oversight of our Audit Committee, has made progress toward remediating the material weaknesses, our management has determined that the material weaknesses have not yet been fully remediated. Consequently, our management has concluded our internal control over financial reporting was not effective as of December 31, 2023.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The remaining information required by this item will be included in our definitive proxy statement of our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the “Governance” section of our website at http://ir.gaia.com/governance-docs. Our full board of directors must approve in advance any waivers of the Code of Ethics with respect to any executive officer or director. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Governance” section of our internet website located at http://ir.gaia.com/governance-docs.

Item 11. Executive Compensation

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

See Part II, Item 5 for information regarding securities authorized for issuance under our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

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

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Gaia, Inc., dated July 14, 2016 (incorporated by reference to Exhibit 3.3 of Gaia’s Form 10-Q filed August 9, 2016).
3.4	Amended and Restated Bylaws of Gaia, Inc. (incorporated by reference to Exhibit 3.1 of Gaia’s Form 8-K filed May 1, 2023).
4.1	Form of Gaia, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaia’s Form S-8 filed April 29, 2019).
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

21.1	List of Gaia, Inc. Subsidiaries (filed herewith).
23.1	Consent of Armanino LLP, independent registered accounting firm.
23.2	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Gaia, Inc. Compensation Recovery Policy, adopted November 20, 2023.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA, INC.

By:	/s/ James Colquhoun
James Colquhoun
Chief Executive Officer
March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Colquhoun James Colquhoun	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2024

/s/ Jirka Rysavy Jirka Rysavy	Chairman and Director	March 29, 2024

/s/ Kristin Frank Kristin Frank	Director	March 29, 2024

/s/ Keyur Patel Keyur Patel	Director	March 29, 2024

/s/ Paul Sutherland Paul Sutherland	Director	March 29, 2024

/s/ Anaa Udaybabu Anaa Udaybabu	Director	March 29, 2024

/s/ Ned Preston Ned Preston	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024