Form 10-Q
period 2024-03-31
GAIA, INC
filed 2024-05-06
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2024
Class A Common Stock ($0.0001 par value)	18,046,018
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). While certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our condensed consolidated balance sheets as of March 31, 2024, the interim condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, and condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These interim statements have not been audited. The balance sheet as of December 31, 2023 was derived from our annual audited consolidated financial statements included in our Annual Report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2023.

GAIA, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,599	$7,766
Restricted cash	4,000	—
Accounts receivable	4,738	4,111
Other receivables	2,248	2,191
Prepaid expenses and other current assets	1,875	2,015
Total current assets	21,460	16,083
Media library, net	39,296	40,125
Operating right-of-use asset, net	6,082	6,288
Property and equipment, net	25,672	26,303
Equity method investment	—	6,374
Investments and other assets, net	9,389	3,157
Goodwill	31,943	31,943
Total assets	$133,842	$130,273
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,368	$12,038
Accrued and other liabilities	5,734	2,599
Long-term debt, current portion	156	155
Operating lease liability, current portion	795	780
Deferred revenue	17,815	15,861
Total current liabilities	35,868	31,433
Long-term debt, net of current portion (Note 4)	5,762	5,801
Operating lease liability, net of current portion	5,503	5,708
Deferred taxes, net	551	551
Total liabilities	47,684	43,493
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 17,825,331 and 17,813,179 shares issued, 17,760,526 and 17,748,374 shares outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	171,044	170,695
Accumulated deficit	(86,240)	(85,195)
Total Gaia, Inc. shareholders’ equity	84,807	85,503
Noncontrolling interests	1,351	1,277
Total equity	86,158	86,780
Total liabilities and equity	$133,842	$130,273

The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023

Revenues, net	$21,693	$19,647
Cost of revenues	3,168	2,773
Gross profit	18,525	16,874
Operating Expenses:
Selling and operating	17,759	16,123
Corporate, general and administration	1,629	1,773
Total operating expenses	19,388	17,896
Loss from operations	(863)	(1,022)
Equity method investment loss	—	(125)
Interest and other expense, net	(108)	(121)
Loss before income taxes	(971)	(1,268)
Provision for income taxes	—	—
Net loss	(971)	(1,268)
Net income attributable to noncontrolling interests	74	38
Net loss attributable to common shareholders	$(1,045)	$(1,306)

Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.05)	$(0.06)
Basic loss per share	$(0.05)	$(0.06)
Diluted
Continuing operations (attributable to common shareholders)	$(0.05)	$(0.06)
Diluted loss per share	$(0.05)	$(0.06)
Weighted-average shares outstanding:
Basic	23,161	20,826
Diluted	23,161	20,826

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2022	20,806,186	$(79,393)	$2	$164,180	$1,070	$85,859
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	19,606	—	—	104	—	104
Net income (loss)	—	(1,306)	—	—	38	(1,268)
Balance at March 31, 2023	20,825,792	$(80,699)	$2	$164,284	$1,108	$84,695

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2023	23,148,374	$(85,195)	$3	$170,695	$1,277	$86,780
Issuance of Gaia, Inc. common stock for employee stock purchase plan	7,444	—	—	14	—	14
Issuance of Gaia, Inc. common stock for RSU releases	4,708	—	—	—	—	—
Share-based compensation	—	—	—	335	—	335
Net income (loss)	—	(1,045)	—	—	74	(971)
Balance at March 31, 2024	23,160,526	$(86,240)	$3	$171,044	$1,351	$86,158

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(in thousands)	2024	2023

Cash flows from operating activities:
Net loss	$(971)	$(1,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Media library amortization	2,455	2,169
Depreciation and amortization	2,011	1,989
Noncash operating lease expense	206	207
Share-based compensation expense	335	82
Additions to media library	(1,643)	(2,452)
Equity method investment losses	—	125
Changes in operating assets and liabilities:
Accounts receivable	(627)	113
Other receivables	(57)	(509)
Prepaid expenses and other current assets	157	(131)
Accounts payable	(835)	828
Accrued and other liabilities	2,951	(1,898)
Deferred revenue	1,954	1,431
Net cash provided by operating activities	5,936	686
Cash flows from investing activities:
Additions to property and equipment	(1,073)	(1,418)
Net cash used in investing activities	(1,073)	(1,418)
Cash flows from financing activities:
Repayment of long-term debt	(44)	(6,304)
Proceeds from short-term borrowings	—	6,300
Proceeds from the issuance of common stock	14	22
Net cash (used in) provided by financing activities	(30)	18
Net change in cash, cash equivalents and restricted cash	4,833	(714)
Cash, cash equivalents and restricted cash, beginning of period	7,766	11,562
Cash, cash equivalents and restricted cash, end of period	$12,599	$10,848
Supplemental disclosure of cash flow information
Cash paid for interest	$108	$125
Supplemental disclosure of non-cash investing and financing activities
Additions to property and equipment in Accounts payable	$(165)	$—

See accompanying notes to the interim condensed consolidated financial statements.

Notes to interim condensed consolidated financial statements

References in this report to “we”, “us”, “our”, the “Company” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise. All textual currency references are expressed in thousands of U.S. dollars (unless otherwise indicated).

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with GAAP, and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

Restricted Cash

When applicable Gaia restricts cash designated for future investment funding. These funds are held in compliance with contractual agreements or other projects earmarked for capital raises to support strategic investments. The restriction ensures the dedicated allocation of funds for intended investment purposes. Restricted cash has an offsetting liability in Accrued and other liabilities.

Use of Estimates and Reclassifications

The preparation of the interim condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying interim condensed consolidated financial statements and disclosures. Although we base these estimates on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. We have made certain reclassifications to prior period amounts to conform to the current period presentations.

During the year ended December 31, 2023, the Company determined it had the ability to exercise influence over Telomeron, Inc. (“Telomeron”) and, therefore, used the equity method of accounting to account for its equity interest. During the first quarter of 2024, the Company determined it no longer has the ability to exercise significant influence over Telomeron and, as such, the investment was reclassified at its carrying value to an equity security investment. The investment has been reclassed into Investments and other assets, net on our condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements Not Yet Adopted

There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023. The following recently issued accounting pronouncements are being evaluated but have not yet been adopted.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

2. Revenue Recognition

Revenues consist primarily of subscription fees paid by our members. We present revenues net of the taxes that are collected from members and remitted to governmental authorities. Members are billed in advance and revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from members that have not been earned and are recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our third-party platform partners (“Partner”) have the primary relationship, including billing and service delivery, with the member. We recognize revenue on a gross basis for members whose primary relationship is with Gaia. Payments made to Partners to assist in promoting our service on their platforms are expensed to marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our Partners.

3. Equity and Share-Based Compensation

During the first three months of 2024 and 2023, we recognized approximately $335 and $82, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our interim condensed consolidated statements of operations. There were no options exercised during the first three months of 2024 or 2023.

4. Debt

On September 9, 2020, our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) sold a 50% undivided interest in a portion of our corporate campus to Westside Boulder, LLC (“Westside”). Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. Boulder Road received consideration of $13.2 million in the transaction.

On December 28, 2020, Boulder Road and Westside (“Borrower”) entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes. Additionally, the Credit Agreement requires Boulder Road to maintain a minimum Debt Service Ratio – Pre Distribution of 1.35 to 1.00 annually and a minimum Debt Service Ratio – Post Distribution of 1.15 to 1.00 annually. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all related covenants.

On August 25, 2022 (the “Closing Date”), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10 million with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permanent acquisitions or other investments. There were no outstanding borrowings as of March 31, 2024 and December 31, 2023.

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

The Credit Agreement contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Credit Agreement requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 1.50 to 1.00 for any computation period. As of March 31, 2024 and 2023, the Company was in compliance with all related covenants.

Maturities on long-term debt, net are:

(in thousands)
2024 (remaining)	$156
2025	5,762
$5,918

5. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 4, we leased the property pursuant to a master lease for an initial term extending through September 30, 2030, with two five-year extensions. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the initial lease term. At March 31, 2024, the weighted average remaining lease term was 6.50 years and the weighted average discount rate was 3.75%.

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Operating right-of-use asset, net	$6,082	$6,288

Operating lease liability, current portion	$795	$780
Operating lease liability, net of current portion	5,503	5,708
	$6,298	$6,488

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $265 and $266 for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, and for the subsequent years ended December 31, future maturity is as follows:

(in thousands)
2024 (remaining)	$757
2025	1,035
2026	1,064
2027	1,093
2028	1,123
Thereafter	2,037
Future lease payments, gross	7,109
Less: Imputed interest	(811)
Operating lease liability	$6,298

6. Loss Per Share

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
	(unaudited)
Weighted-average common stock outstanding	23,161	20,826
Weighted-average number of shares	23,161	20,826

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
	(unaudited)
Common stock equivalents excluded due to net loss	—	69
Employee stock options and RSUs	1,573	439
	1,573	508

7. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of March 31, 2024. As of March 31, 2024, our net operating loss carryforwards on a gross basis were $79.6 million and $25.9 million for federal and state, respectively. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During 2023, we recorded $1.75 million related to the employee retention credit in Selling and operating expenses in the condensed consolidated statements of operations with a related receivable balance from the United States government related to the CARES Act, which is recorded in Prepaid expenses and other current assets on our condensed consolidated balance sheets.

8. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2024 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

The Company is subject to tax examinations for non-income taxes in foreign jurisdictions where it provides services to consumers residing in foreign jurisdictions. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from foreign tax authorities. An accrual for non-income tax liability is recognized for foreign jurisdictions when it is probable that a liability has been incurred and the non-income tax exposure can be reasonably estimated. For other foreign jurisdictions requiring non-income taxes, the Company has determined that the non-income tax exposure is reasonably possible. However, due that the Company is in early stages of the examination or a lack of communication from foreign tax authorities, and the Company’s prior experience with foreign tax authorities, the Company is unable to reasonably estimate the amount of non-income tax exposure that may be incurred.

9. Segment and Geographic Information

Our chief operating decision maker reviews operating results on a consolidated basis and has determined that we have one reportable segment. We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia based on the billing location of the member.

The following represents geographical data for our operations:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Revenue:
United States	$12,146	$11,715
International	9,547	7,932
	$21,693	$19,647

10. Subsequent Events

During April of 2024, a majority owned subsidiary of the Company raised approximately $10.8 million of equity financing, including $4.0 million from Gaia, with a majority of the proceeds being used to acquire a technology license. The shares associated with this $10.8 million were issued in April 2024. The Company is still evaluating the transaction from an accounting perspective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are forward looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “strive,” “target,” “will,” “would” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Risks and uncertainties that could cause actual results to differ include, without limitation: our ability to attract new members and retain existing members; our ability to compete effectively, including for customer engagement with different modes of entertainment; maintenance and expansion of device platforms for streaming; fluctuation in customer usage of our service; fluctuations in quarterly operating results; service disruptions; production risks; general economic conditions; future losses; loss of key personnel; price changes; brand reputation; acquisitions; new initiatives we undertake; security and information systems; legal liability for website content; failure of third parties to provide adequate service; future internet-related taxes; our founder’s control of us; litigation; consumer trends; the effect of government regulation and programs; the impact of public health threats; our ability to remediate the material weaknesses in our internal control over financial reporting; and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report. This section is designed to provide information that will assist readers in understanding our unaudited consolidated financial statements, changes in certain items in those statements from year to year, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the consolidated financial statements.

Overview and Outlook

We operate a global digital video subscription service with a library of over 10,000 titles, with live communications and live events with a growing selection of titles available in Spanish, German and French that caters to a unique, underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service our members have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, live events, and more – 88% of which is exclusively available to our members for digital streaming on most internet-connected devices.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenues, net	$21,693	$19,647
Cost of revenues	3,168	2,773
Gross profit margin	85.4%	85.9%
Selling and operating	17,759	16,123
Corporate, general and administration	1,629	1,773
Total operating expenses	19,388	17,896
Loss from operations	(863)	(1,022)
Equity method investment loss	—	(125)
Interest and other expense, net	(108)	(121)
Loss before income taxes	(971)	(1,268)
Provision for income taxes	—	—
Net loss	(971)	(1,268)
Net income attributable to noncontrolling interests	74	38
Net loss attributable to common shareholders	$(1,045)	$(1,306)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Revenues, net	100.0%	100.0%
Cost of revenues	14.6%	14.1%
Gross profit margin	85.4%	85.9%
Operating Expenses:
Selling and operating	81.9%	82.1%
Corporate, general and administration	7.5%	9.0%
Total operating expenses	89.4%	91.1%
Loss from operations	(4.0)%	(5.2)%
Equity method investment loss	0.0%	(0.6)%
Interest and other expense, net	(0.5)%	(0.6)%
Loss before income taxes	(4.5)%	(6.5)%
Provision for income taxes	—%	—%
Net loss	(4.5)%	(6.5)%
Net income attributable to noncontrolling interests	0.3%	0.2%
Net loss attributable to common shareholders	(4.8)%	(6.6)%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenues, net. Revenues increased $2.1 million, or 10.7%, to $21.7 million during the three months ended March 31, 2024, compared to $19.6 million during the three months ended March 31, 2023. This was primarily driven by an increase in member count.

Cost of revenues. Cost of revenues increased $0.4 million or 14.3% to $3.2 million during the three months ended March 31, 2024, compared to $2.8 million during the three months ended March 31, 2023 related to the increase in revenues and increased content amortization. Gross profit margin decreased during the three months ended March 31, 2024 to 85.4% from 85.9% for the three months ended March 31, 2023 primarily due to increased content amortization related to an overall increase in our investment of our original content offerings.

Selling and operating expenses. Selling and operating expenses increased $1.7 million, or 10.6%, to $17.8 million during the three months ended March 31, 2024, compared to $16.1 million for the three months ended March 31, 2023, driven primarily by an increase in people related expenses and marketing expense. As a percentage of net revenues, selling and operating expenses decreased to 81.9% for the three months ended March 31, 2024 compared to 82.1% for the three months ended March 31, 2023.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.2 million, or 11.1% to $1.6 million for three months ended March 31, 2024 from $1.8 million for three months ended March 31, 2023, driven primarily by decreases in salary and payroll related expenses. As a percentage of net revenues, these expenses decreased to 7.5% for the three months ended March 31, 2024 from 9.0% for the three months ended March 31, 2023.

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

Our budgeted content and capital expenditures for the remainder of 2024 are expected to be between $10.0 to $12.0 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate positive cash flows from operations since 2020 and have continued to generate cash flows from operations since. We expect to continue generating positive cash flows from operations during the remainder of 2024. We generated approximately $5.9 million in cash flows from operations during the three months ended March 31, 2024. As of March 31, 2024, our cash balance was $8.6 million.

As described in Note 4, during August 2022, we entered into a Credit Agreement with KeyBank, which provides for a revolving credit facility in an aggregate amount of up to $10.0 million. Funds from the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. As of March 31, 2024, there were no outstanding borrowings under the Credit Agreement.

As described in Note 10, during April of 2024, a majority owned subsidiary of the Company raised approximately $10.8 million of equity financing, including $4.0 million from Gaia, with a majority of the proceeds being used to acquire a technology license. The shares associated with this $10.8 million were issued in April 2024. The Company is still evaluating the transaction from an accounting perspective.

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

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	5,936	686
Investing activities	(1,073)	(1,418)
Financing activities	(30)	18
Net change in cash	$4,833	$(714)

Operating activities. Cash flows provided by operations increased approximately $5.3 million during the first three months of 2024 compared to the same period in 2023. The increase was primarily driven by changes in earnings, timing of working capital, primarily accrued liabilities and deferred revenues.

Investing activities. Cash flows used in investing activities decreased $0.3 million during the first three months of 2024 compared to the same period in 2023 due primarily to lower budgeted capital expenditures.

Financing activities. Cash flows provided by financing activities were primarily impacted by repayment of long term debt

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management (i.e., the Company’s principal executive officer and principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of March 31, 2024, our management has concluded that those disclosure controls and procedures were not effective at a reasonable assurance level based on the previously identified material weaknesses in our internal control over financial reporting as described below. Notwithstanding the previously identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weakness

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

These material weaknesses resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal year ended December 31, 2023. In addition, these material weaknesses resulted in errors in the consolidated financial statements and related disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 through September 30, 2023.

Ongoing Remediation of Previously Identified Material Weakness

We have begun taking measures, and plan to continue to take measures, to remediate the material weaknesses. In order to address these material weaknesses, we have begun to implement additional procedures and controls in the financial statement close and reporting process, which include enhanced system capabilities in most areas, enhanced reconciliation controls, enhanced review controls and financial close checklists which aim to ensure all necessary reviews and reconciliations are occurring as designed.

Additionally, we have begun to enhance access to accounting training, literature, research materials and plan to increase communication channels among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. We also plan to hire additional accounting and finance personnel with technical accounting and financial reporting experience.

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

For more information concerning the material weakness identified and remediation steps, see the section titled “Risk Factors – Risks Related to our Material Weakness and Restatements” included in our Annual Report on Form 10-K, filed on March 29, 2024.

Changes in Internal Control over Financial Reporting

Other than the ongoing material weakness remediation activities described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on March 29, 2024.

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

Gaia, Inc.
(Registrant)

May 6, 2024	By:	/s/ James Colquhoun
Date		James Colquhoun
Chief Executive Officer
(Authorized Officer)

May 6, 2024	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)