Form 10-Q
period 2024-06-30
GAIA, INC
filed 2024-08-05
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2024
Class A Common Stock ($0.0001 par value)	18,066,942
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). While certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our condensed consolidated balance sheets as of June 30, 2024, the interim condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, the interim condensed consolidated statements of changes in equity for the three and six months ended June 30, 2024 and 2023, and condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023. Operating results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for a full year or any future interim period. These unaudited interim condensed consolidated financial statements have not been audited. The balance sheet as of December 31, 2023 was derived from our annual audited consolidated financial statements included in our Annual Report on Form 10-K. The unaudited interim condensed consolidated financial statements contained herein should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2023.

GAIA, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,459	$7,766
Accounts receivable	4,806	4,111
Other receivables	2,903	2,191
Prepaid expenses and other current assets	2,468	2,015
Total current assets	15,636	16,083
Media library, net	39,125	40,125
Operating right-of-use asset, net	5,875	6,288
Property and equipment, net	25,282	26,303
Equity method investment	—	6,374
Technology license, net	15,954	—
Investments and other assets, net	8,301	3,157
Goodwill	31,943	31,943
Total assets	$142,116	$130,273
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,132	$12,038
Accrued and other liabilities	1,957	2,599
Long-term debt, current portion	158	155
Operating lease liability, current portion	809	780
Deferred revenue	17,737	15,861
Total current liabilities	34,793	31,433
Long-term debt, net of current portion (Note 4)	5,721	5,801
Operating lease liability, net of current portion	5,296	5,708
Deferred taxes, net	551	551
Total liabilities	46,361	43,493
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 18,046,018 and 17,813,179 shares issued, 17,981,031 and 17,748,374 shares outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	170,562	170,695
Accumulated deficit	(88,433)	(85,195)
Total Gaia, Inc. shareholders’ equity	82,132	85,503
Noncontrolling interests	13,623	1,277
Total equity	95,755	86,780
Total liabilities and equity	$142,116	$130,273

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023

Revenues, net	$22,081	$19,839	$43,774	$39,486
Cost of revenues	3,415	2,839	6,583	5,612
Gross profit	18,666	17,000	37,191	33,874
Operating Expenses:
Selling and operating	18,697	17,085	36,456	33,208
Corporate, general and administration	1,988	1,520	3,617	3,293
Total operating expenses	20,685	18,605	40,073	36,501
Loss from operations	(2,019)	(1,605)	(2,882)	(2,627)
Equity method investment loss	—	(125)		(250)
Interest and other expense, net	(144)	(113)	(252)	(234)
Loss before income taxes	(2,163)	(1,843)	(3,134)	(3,111)
Provision for income taxes	—	—	—	—
Net loss	(2,163)	(1,843)	(3,134)	(3,111)
Net income attributable to noncontrolling interests	30	45	104	83
Net loss attributable to common shareholders	$(2,193)	$(1,888)	$(3,238)	$(3,194)

Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.09)	$(0.09)	$(0.14)	$(0.15)
Basic loss per share	$(0.09)	$(0.09)	$(0.14)	$(0.15)
Diluted
Continuing operations (attributable to common shareholders)	$(0.09)	$(0.09)	$(0.14)	$(0.15)
Diluted loss per share	$(0.09)	$(0.09)	$(0.14)	$(0.15)
Weighted-average shares outstanding:
Basic	23,372	20,874	23,267	20,850
Diluted	23,372	20,874	23,267	20,850

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2023	23,148,374	$(85,195)	$3	$170,695	$1,277	$86,780
Issuance of Gaia, Inc. common stock for employee stock purchase plan	7,444	—	—	14	—	14
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	4,708	—	—	335	—	335
Net (loss) income	—	(1,045)	—	—	74	(971)
Balance at March 31, 2024	23,160,526	$(86,240)	$3	$171,044	$1,351	$86,158
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	220,505	—	—	327	—	327
Igniton activity	—	—	—	(809)	12,242	11,433
Net (loss) income	—	(2,193)	—	—	30	(2,163)
Balance at June 30, 2024	23,381,031	$(88,433)	$3	$170,562	$13,623	$95,755

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2022	20,806,186	$(79,393)	$2	$164,180	$1,070	$85,859
Issuance of Gaia, Inc. common stock for employee stock purchase plan	11,410	—	—	$22	—	$22
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	8,196	—	—	82	—	82
Net (loss) income	—	(1,306)	—	—	38	(1,268)
Balance at March 31, 2023	20,825,792	$(80,699)	$2	$164,284	$1,108	$84,695
Issuance of Gaia, Inc. common stock for media library acquisition	272,980	—	—	669	—	669
Issuance of Gaia, Inc. common stock for employee stock purchase plan	10,385	—	—	20	—	20
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	45,268	—	—	461	—	461
Net (loss) income		(1,888)			45	(1,843)
Balance at June 30, 2023	21,154,425	$(82,587)	$2	$165,434	$1,153	$84,002

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(in thousands)	2024	2023

Cash flows from operating activities:
Net loss	$(3,134)	$(3,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Media library amortization	4,924	4,429
Depreciation and amortization	4,193	3,945
Noncash operating lease expense	472	539
Share-based compensation expense	662	543
Additions to media library	(3,938)	(5,210)
Equity method investment losses	—	250
Changes in operating assets and liabilities:
Accounts receivable	(895)	73
Other receivables	(712)	(590)
Prepaid expenses and other current assets	(413)	(481)
Accounts payable	1,892	1,940
Accrued and other liabilities	(1,072)	(2,409)
Deferred revenue	1,876	1,352
Net cash provided by operating activities	3,855	1,270
Cash flows from investing activities:
Additions to property and equipment	(2,520)	(1,909)
Purchase of intangible assets	(10,000)	—
Net cash used in investing activities	(12,520)	(1,909)
Cash flows from financing activities:
Repayment of long-term debt	(4,089)	(12,686)
Proceeds from short-term borrowings	4,000	12,600
Proceeds from sale of subsidiary common stock, net of transaction costs	6,433	—
Proceeds from the issuance of common stock	14	42
Net cash provided by (used in) financing activities	6,358	(44)
Net change in cash, cash equivalents and restricted cash	(2,307)	(683)
Cash, cash equivalents and restricted cash, beginning of period	7,766	11,562
Cash, cash equivalents and restricted cash, end of period	$5,459	$10,879
Supplemental disclosure of cash flow information
Cash paid for interest	$262	$253
Supplemental disclosure of non-cash investing and financing activities
Value of shares issued for acquisition of content added to Media Library	$—	$669
Additions to property and equipment in Accounts payable	$(202)	$—
Non-cash consideration paid for intangible assets	$6,156	$—

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

As disclosed in our Annual Report on Form 10-K filed March 29, 2024, the Company determined it had the ability to exercise influence over Telomeron, Inc. (“Telomeron”) and, therefore, used the equity method of accounting to account for its equity interest. During the first quarter of 2024, the Company determined it no longer has the ability to exercise significant influence over Telomeron and, as such, the investment was reclassified at its carrying value to an equity security investment. The investment has been reclassed into Investments and other assets, net on our condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements Not Yet Adopted

There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023. The following recently issued accounting pronouncements are being evaluated but have not yet been adopted.

In October 2023, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impact of ASU 2023-06 on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

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

3. Equity and Share-Based Compensation

During the three months ended June 30, 2024 and 2023, we recognized approximately $327 and $461, respectively, of share-based compensation expense. During the first six months of 2024 and 2023, we recognized approximately $662 and $543, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our interim condensed consolidated statements of operations. There were no options exercised during three and six months ended June 30, 2024 or 2023.

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

On December 28, 2020, Boulder Road and Westside (“Borrower”) entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes. Additionally, the Credit Agreement requires Boulder Road to maintain a minimum Debt Service Ratio – Pre Distribution of 1.35 to 1.00 annually and a minimum Debt Service Ratio – Post Distribution of 1.15 to 1.00 annually. As of June 30, 2024 and December 31, 2023, the Borrower was in compliance with all related covenants.

On August 25, 2022 (the “Closing Date”), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10 million with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permanent acquisitions or other investments. There were no outstanding borrowings as of June 30, 2024 and December 31, 2023.

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

The Credit Agreement contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Credit Agreement requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 1.50 to 1.00 for any computation period. As of June 30, 2024 and 2023, the Borrower was in compliance with all related covenants.

Maturities on long-term debt, net are:

(in thousands)
2024 (remaining)	$79
2025	5,800
$5,879

5. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 4, we leased the property pursuant to a master lease for an initial term extending through September 30, 2030, with two five-year extensions. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the initial lease term. At June 30, 2024, the weighted average remaining lease term was 6.25 years and the weighted average discount rate was 3.75%.

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
	(unaudited)
Operating right-of-use asset, net	$5,875	$6,288

Operating lease liability, current portion	$809	$780
Operating lease liability, net of current portion	5,296	5,708
	$6,105	$6,488

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $265 and $265 for the three months ended June 30, 2024 and 2023, respectively and $530 and $530 for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, and for the subsequent years ending December 31, future maturity is as follows:

(in thousands)
2024 (remaining)	$507
2025	1,035
2026	1,064
2027	1,093
2028	1,123
Thereafter	2,037
Future lease payments, gross	6,859
Less: Imputed interest	(754)
Operating lease liability	$6,105

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Weighted-average common stock outstanding	23,372	20,874	23,267	20,850
Weighted-average number of shares	23,372	20,874	23,267	20,850

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Common stock equivalents excluded due to net loss	—	53	—	52
Employee stock options and RSUs	(25)	492	1,548	471
	(25)	545	1,548	523

7. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of June 30, 2024. As of June 30, 2024, our net operating loss carryforwards on a gross basis were $81.3 million and $26.3 million for federal and state, respectively. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During 2023, we recorded $1.75 million related to the employee retention credit in Selling and operating expenses in the condensed consolidated statements of operations with a related receivable balance from the United States government related to the CARES Act, which is recorded in Prepaid expenses and other current assets on our condensed consolidated balance sheets.

8. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2024, and that can be reasonably estimated, are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

The Company is subject to tax examinations for non-income taxes in foreign jurisdictions where it provides services to consumers residing in foreign jurisdictions. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from foreign tax authorities. An accrual for non-income tax liability is recognized for foreign jurisdictions when it is probable that a liability has been incurred and the non-income tax exposure can be reasonably estimated. For other foreign jurisdictions requiring non-income taxes, the Company has determined that the non-income tax exposure is reasonably possible. However, considering the Company is in early stages of the examination and the Company’s prior experience with foreign tax authorities, the Company is unable to reasonably estimate the amount of non-income tax exposure that may be incurred.

9. Segment and Geographic Information

Our chief operating decision maker reviews operating results on a consolidated basis and has determined that we have one reportable segment. We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia based on the billing location of the member.

The following represents geographical data for our operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue:
United States	$12,390	$11,292	$24,536	$23,007
International	9,691	8,547	19,238	16,479
	$22,081	$19,839	$43,774	$39,486

10. Igniton Transaction

In April 2024, the Company entered into a series of transactions with its subsidiary, Igniton, and a third-party entity to purchase a perpetual license for a total of $16.2 million of consideration comprised of $10.2 million of cash and $5.0 million of common stock of Igniton and $1.0 million of the Company's equity security investment in Telomeron (the “License Purchase”). The license allows the Company to utilize the technology developed by the third party. This license is being recorded within the Technology license, net line item on the condensed consolidated balance sheets.

The License Purchase was funded through an equity financing through Igniton which raised $6.8 million of cash from third-party investors and $4.0 million investment from Gaia.

Technology license, net consists of the following as of June 30, 2024:

(in thousands)	June 30, 2024

Technology license	$16,156
Accumulated amortization	(202)
Technology license, net	$15,954

The following schedule discloses the effects of changes in the Company’s ownership of Igniton on the Company’s equity, as a result of the Igniton Transaction, for the periods presented:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2024

Net income attributable to Gaia, Inc. shareholders	$(2,193)	$(3,238)
Change in Gaia’s paid-in capital for sale of Igniton Shares, net of issuance costs	(809)	(809)
Net transfers from non-controlling interest	(809)	(809)

Change from net income attributable to Gaia, Inc. shareholders and transfers from Noncontrolling Interest	$(3,002)	$(4,047)

On April 18, 2024, Igniton, Inc., a Colorado corporation (“Igniton”), and subsidiary of the Company, closed a sale of 2,750,000 shares of Igniton common stock (the “Igniton Shares”) to certain funds managed by AWM Investment Company, Inc. (“AWM”) for total net proceeds of $3,162,500. Igniton’s total proceeds included a $412,500 premium (the “Premium”) that was passed to the Company in exchange for the issuance to AWM of a non-transferable right granting AWM a one-time ability to sell the Igniton Shares to the Company for the total net proceeds paid (the “Option”), payable at the Company’s option, in cash or shares of the Company’s Class A common stock having a value per share equal to the trailing 5-day average VWAP prior to the exercise of the Option. The amounts have been recorded within Additional paid-in capital and Noncontrolling interests within the Statement of Stockholder’s Equity.

11. Subsequent Events

Management has evaluated and determined there were no subsequent events as of the filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are forward looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “strive,” “target,” “will,” “would” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Risks and uncertainties that could cause actual results to differ include, without limitation: our ability to attract new members and retain existing members; our ability to compete effectively, including for customer engagement with different modes of entertainment; maintenance and expansion of device platforms for streaming; fluctuation in customer usage of our service; fluctuations in quarterly operating results; service disruptions; production risks; general economic conditions; future losses; loss of key personnel; price changes; brand reputation; acquisitions; new initiatives we undertake; security and information systems; legal liability for website content; failure of third parties to provide adequate service; future internet-related taxes; our founder’s control of us; litigation; consumer trends; the effect of government regulation and programs; the impact of public health threats; our ability to remediate the material weaknesses in our internal control over financial reporting and technical accounting; and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Our available content is currently focused on yoga, transformation, alternative healing, seeking truth and conscious films. This content is specifically targeted to a unique member base that is interested in alternative content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions or licensing. In addition, through our investments in our streaming video technology and our user interface, we have expanded the many ways our subscription member base can access our unique library of media titles.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues, net	$22,081	$19,839	$43,774	$39,486
Cost of revenues	3,415	2,839	6,583	5,612
Gross profit margin	84.5%	85.7%	85.0%	85.8%
Selling and operating	18,697	17,085	36,456	33,208
Corporate, general and administration	1,988	1,520	3,617	3,293
Total operating expenses	20,685	18,605	40,073	36,501
Loss from operations	(2,019)	(1,605)	(2,882)	(2,627)
Equity method investment loss	—	(125)	—	(250)
Interest and other expense, net	(144)	(113)	(252)	(234)
Loss before income taxes	(2,163)	(1,843)	(3,134)	(3,111)
Provision for income taxes	—	—	—	—
Net loss	(2,163)	(1,843)	(3,134)	(3,111)
Net income attributable to noncontrolling interests	30	45	104	83
Net loss attributable to common shareholders	$(2,193)	$(1,888)	$(3,238)	$(3,194)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	15.5%	14.3%	15.0%	14.2%
Gross profit margin	84.5%	85.7%	85.0%	85.8%
Operating Expenses:
Selling and operating	84.7%	86.1%	83.3%	84.1%
Corporate, general and administration	9.0%	7.7%	8.3%	8.3%
Total operating expenses	93.7%	93.8%	91.5%	92.4%
Loss from operations	(9.1)%	(8.1)%	(6.6)%	(6.7)%
Equity method investment loss	0.0%	(0.6)%	0.0%	(0.6)%
Interest and other expense, net	(0.7)%	(0.6)%	(0.6)%	(0.6)%
Loss before income taxes	(9.8)%	(9.3)%	(7.2)%	(7.9)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(9.8)%	(9.3)%	(7.2)%	(7.9)%
Net income attributable to noncontrolling interests	0.1%	0.2%	0.2%	0.2%
Net loss attributable to common shareholders	(9.9)%	(9.5)%	(7.4)%	(8.1)%

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenues, net. Revenues increased $2.242 million, or 11%, to $22.081 million during the three months ended June 30, 2024, compared to $19.839 million during the three months ended June 30, 2023. This was primarily driven by an increase in member count.

Cost of revenues. Cost of revenues increased $0.6 million or 21.4% to $3.4 million during the three months ended June 30, 2024, compared to $2.8 million during the three months ended June 30, 2023 related to the increase in revenues and revenue mix. Gross profit margin decreased during the three months ended June 30, 2024 to 84.5% from 85.7% for the three months ended June 30, 2023 primarily due to increased content amortization related to an overall increase in our investment of our original content offerings and other costs.

Selling and operating expenses. Selling and operating expenses increased $1.6 million, or 9.4%, to $18.7 million during the three months ended June 30, 2024, compared to $17.1 million for the three months ended June 30, 2023, driven primarily by an increase in marketing expense and people related expenses. As a percentage of net revenues, selling and operating expenses decreased to 84.7% for the three months ended June 30, 2024 compared to 86.1% for the three months ended June 30, 2023.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.5 million, or 33.3% to $2.0 million for three months ended June 30, 2024 from $1.5 million for three months ended June 30, 2023, driven primarily by increases in public company expenses. As a percentage of net revenues, these expenses increased to 9.0% for the three months ended June 30, 2024 from 7.7% for the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenues, net. Revenues increased $4.3 million, or 10.9%, to $43.8 million during the six months ended June 30, 2024, compared to $39.5 million during the six months ended June 30, 2023. This was primarily driven by an increase in member count.

Cost of revenues. Cost of revenues increased $1.0 million or 17.9% to $6.6 million during the six months ended June 30, 2024, compared to $5.6 million during the six months ended June 30, 2023 related to the increase in revenues and increased content amortization. Gross profit margin decreased during the six months ended June 30, 2024 to 85.0% from 85.8% for the six months ended June 30, 2023 primarily due to increased content amortization related to an overall increase in our investment of our original content offerings and revenue mix.

Selling and operating expenses. Selling and operating expenses increased $3.3 million, or 9.9%, to $36.5 million during the six months ended June 30, 2024, compared to $33.2 million for the six months ended June 30, 2023, driven primarily by an increase in marketing expense and people related expenses. As a percentage of net revenues, selling and operating expenses decreased to 83.3% for the six months ended June 30, 2024 compared to 84.1% for the six months ended June 30, 2023.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.3 million, or 9.1% to $3.6 million for six months ended June 30, 2024 from $3.3 million for six months ended June 30, 2023, driven primarily by increases in public company expenses. As a percentage of net revenues, these expenses were 8.3% for both the six months ended June 30, 2024 and 2023.

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

Our budgeted content and capital expenditures for the remainder of 2024 are expected to be between $6.0 to $8.0 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate positive cash flows from operations since 2020 and have continued to generate cash flows from operations since. We expect to continue generating positive cash flows from operations during the remainder of 2024. We generated approximately $3.9 million in cash flows from operations during the six months ended June 30, 2024. As of June 30, 2024, our cash balance was $5.5 million.

As described in Note 4, during August 2022, we entered into a Credit Agreement with KeyBank, which provides for a revolving credit facility in an aggregate amount of up to $10.0 million. Funds from the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. As of June 30, 2024, there were no outstanding borrowings under the Credit Agreement.

As described in Note 10, in April 2024, the Company entered into a series of transactions with its subsidiary, Igniton, and a third-party entity to purchase a perpetual license for a total of $16.2 million of consideration comprised of $10.2 million of cash and $5.0 million of common stock of Igniton and $1.0 million of the Company’s equity security investment in Telomeron (the “License Purchase”).

The license allows the Company to utilize the technology developed by the third party. This license is being recorded within the Technology license, net line item on the condensed consolidated balance sheets. The License Purchase was primarily funded through an equity financing through Igniton which raised $6.8 million of cash from third-party investors.

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

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net cash provided by (used in):
Operating activities	(2,081)	584	3,855	1,270
Investing activities	(11,447)	(491)	(12,520)	(1,909)
Financing activities	6,388	(62)	6,358	(44)
Net change in cash	$(7,140)	$31	$(2,307)	$(683)

Operating activities. Cash flows provided by operations increased approximately $2.6 million during the first six months of 2024 compared to the same period in 2023. The increase was primarily driven by changes in earnings, timing of working capital, primarily accrued liabilities and deferred revenues.

Investing activities. Cash flows used, including the investing activities within our 71% owned subsidiary, decreased $10.6 million during the first six months of 2024 compared to the same period in 2023 due primarily to a technology license acquired during the quarter. Excluding this subsidiary license purchase, the cash flow would be a decrease of $0.6 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management (i.e., the Company’s principal executive officer and principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of June 30, 2024, our management has concluded that those disclosure controls and procedures were not effective at a reasonable assurance level based on the previously identified material weaknesses in our internal control over financial reporting as described below. Notwithstanding the previously identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing material weakness remediation activities described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on March 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2024, Igniton, Inc., a Colorado corporation (“Igniton”), and subsidiary of the Company, closed a sale of 2,750,000 shares of Igniton common stock (the “Igniton Shares”) to certain funds managed by AWM Investment Company, Inc. (“AWM”) for total net proceeds of $3,162,500. Igniton’s total proceeds included a $412,500 premium (the “Premium”) that was passed to the Company in exchange for the issuance to AWM of a non-transferable right granting AWM a one-time ability to sell the Igniton Shares to the Company for the total net proceeds paid (the “Option”), payable at the Company’s option, in cash or shares of the Company’s Class A common stock having a value per share equal to the trailing 5-day average VWAP prior to the exercise of the Option (the “Company Shares”). If the Company elects to pay in shares of its Class A common stock and AWM would, as a result, beneficially own more than 9.99% of the Company’s Class A common stock, AWM will receive prefunded warrants in lieu of the shares of Class A common stock that would exceed the 9.99% beneficial ownership limitation. These issuances and sales of the subsidiary stock are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. On July 1, 2024, the Securities and Exchange Commission declared effective a registration statement on Form S-1, registering the 2,108,334 Company Shares underlying the Company’s right to settle the Option in Company Shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.

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

Gaia, Inc.
(Registrant)

August 5, 2024	By:	/s/ James Colquhoun
Date		James Colquhoun
Chief Executive Officer
(Authorized Officer)

August 5, 2024	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)