Form 10-Q
period 2024-09-30
GAIA, INC
filed 2024-11-04
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2024
Class A Common Stock ($0.0001 par value)	18,066,942
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). While certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our condensed consolidated balance sheets as of September 30, 2024, the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, the interim condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2024 and 2023, and condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. Operating results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for a full year or any future interim period. The Condensed Consolidated Balance Sheets as of December 31, 2023 were derived from our annual audited consolidated financial statements included in our Annual Report on Form 10-K. These interim condensed consolidated financial statements have not been audited. The unaudited interim condensed consolidated financial statements contained herein should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2023.

GAIA, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,365	$7,766
Accounts receivable	5,035	4,111
Other receivables	2,333	2,191
Prepaid expenses and other current assets	2,647	2,015
Total current assets	14,380	16,083
Media library, net	38,956	40,125
Operating right-of-use asset, net	5,666	6,288
Property and equipment, net	26,144	26,303
Equity method investment	—	6,374
Technology license, net	15,752	—
Investments and other assets, net	6,805	3,157
Goodwill	31,943	31,943
Total assets	$139,646	$130,273
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,573	$12,038
Accrued and other liabilities	1,906	2,599
Long-term debt, current portion	160	155
Operating lease liability, current portion	824	780
Deferred revenue	17,366	15,861
Total current liabilities	33,829	31,433
Long-term debt, net of current portion (Note 4)	5,680	5,801
Operating lease liability, net of current portion	5,087	5,708
Deferred taxes, net	551	551
Total liabilities	45,147	43,493
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 18,066,942 and 17,813,179 shares issued, 18,001,955 and 17,748,374 shares outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	170,822	170,695
Accumulated deficit	(89,625)	(85,195)
Total Gaia, Inc. shareholders’ equity	81,200	85,503
Noncontrolling interests	13,299	1,277
Total equity	94,499	86,780
Total liabilities and equity	$139,646	$130,273

See accompanying notes to the unaudited interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023

Revenues, net	$22,156	$20,223	$65,930	$59,709
Cost of revenues	3,101	2,983	9,684	8,595
Gross profit	19,055	17,240	56,246	51,114
Operating Expenses:
Selling and operating	18,398	16,254	54,854	49,462
Corporate, general and administration	2,013	1,433	5,630	4,726
Total operating expenses	20,411	17,687	60,484	54,188
Loss from operations	(1,356)	(447)	(4,238)	(3,074)
Equity method investment loss	—	(125)	—	(375)
Interest and other expense, net	(144)	(141)	(396)	(375)
Loss before income taxes	(1,500)	(713)	(4,634)	(3,824)
Provision for income taxes	—	—	—	—
Net loss	(1,500)	(713)	(4,634)	(3,824)
Net (loss) income attributable to noncontrolling interests	(308)	59	(204)	142
Net loss attributable to common shareholders	$(1,192)	$(772)	$(4,430)	$(3,966)

Loss per share:
Basic (attributable to common shareholders)	$(0.05)	$(0.04)	$(0.19)	$(0.19)
Diluted (attributable to common shareholders)	$(0.05)	$(0.04)	$(0.19)	$(0.19)
Weighted-average shares outstanding:
Basic	23,404	21,154	23,312	20,951
Diluted	23,404	21,154	23,312	20,951

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2023	23,148,374	$(85,195)	$3	$170,695	$1,277	$86,780
Issuance of Gaia, Inc. common stock for employee stock purchase plan	7,444	—	—	14	—	14
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	4,708	—	—	335	—	335
Net (loss) income	—	(1,045)	—	—	74	(971)
Balance at March 31, 2024	23,160,526	$(86,240)	$3	$171,044	$1,351	$86,158
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	220,505	—	—	327	—	327
Igniton activity	—	—	—	(809)	12,242	11,433
Net (loss) income	—	(2,193)	—	—	30	(2,163)
Balance at June 30, 2024	23,381,031	$(88,433)	$3	$170,562	$13,623	$95,755
Issuance of Gaia, Inc. common stock for employee stock purchase plan	7,993	—	—	18	—	18
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	12,931	—	—	341	—	341
Igniton activity	—	—	—	(99)	(16)	(115)
Net loss	—	(1,192)	—	—	(308)	(1,500)
Balance at September 30, 2024	23,401,955	$(89,625)	$3	$170,822	$13,299	$94,499

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2022	20,806,186	$(79,393)	$2	$164,180	$1,070	$85,859
Issuance of Gaia, Inc. common stock for employee stock purchase plan	11,410	—	—	$22	—	$22
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	8,196	—	—	82	—	82
Net (loss) income	—	(1,306)	—	—	38	(1,268)
Balance at March 31, 2023	20,825,792	$(80,699)	$2	$164,284	$1,108	$84,695
Issuance of Gaia, Inc. common stock for media library acquisition	272,980	—	—	669	—	669
Issuance of Gaia, Inc. common stock for employee stock purchase plan	10,385	—	—	20	—	20
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	45,268	—	—	461	—	461
Net (loss) income		(1,888)			45	(1,843)
Balance at June 30, 2023	21,154,425	$(82,587)	$2	$165,434	$1,153	$84,002
Share-based compensation	—	—	—	56	—	56
Net (loss) income	—	(772)	—	—	59	(713)
Balance at September 30, 2023	21,154,425	$(83,359)	$2	$165,490	$1,212	$83,345

See accompanying notes to the interim condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2024	2023

Cash flows from operating activities:
Net loss	$(4,634)	$(3,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Media library amortization	7,465	6,804
Depreciation and amortization	6,327	5,898
Noncash operating lease expense	622	804
Share-based compensation expense	1,003	599
Additions to media library	(6,352)	(7,396)
Equity method investment losses	—	375
Changes in operating assets and liabilities:
Accounts receivable	(1,124)	1,414
Other receivables	(142)	(2,140)
Prepaid expenses and other current assets	(525)	(1,969)
Accounts payable	1,371	4,264
Accrued and other liabilities	(1,252)	(3,354)
Deferred revenue	1,505	1,210
Net cash provided by operating activities	4,264	2,685
Cash flows from investing activities:
Additions to property and equipment	(3,881)	(2,975)
Purchase of intangible assets	(10,000)	—
Net cash used in investing activities	(13,881)	(2,975)
Cash flows from financing activities:
Repayment of short-term debt	(10,634)	(19,985)
Proceeds from short-term borrowings	10,500	19,900
Proceeds from sale of subsidiary common stock, net of transaction costs	6,317	—
Proceeds from the issuance of common stock	33	42
Net cash provided by (used in) financing activities	6,216	(43)
Net change in cash and cash equivalents	(3,401)	(333)
Cash and cash equivalents, beginning of period	7,766	11,562
Cash and cash equivalents, end of period	$4,365	$11,229
Supplemental disclosure of cash flow information
Cash paid for interest	$403	$394
Supplemental schedule of non-cash investing and financing activities
Value of shares issued for acquisition of content added to Media Library	$—	$669
Additions to property and equipment in Accounts payable	$(164)	$—
Non-cash consideration paid for intangible assets	$6,156	$—

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

2. Revenue Recognition

Revenues consist primarily of subscription fees paid by our members. We present revenues net of the taxes that are collected from members and remitted to governmental authorities. Members are billed in advance and revenues are recognized ratably over the subscription term. Deferred revenues consist of subscription fees collected from members that have not been earned and are recognized ratably over the remaining term of the subscription. We recognize revenue on a net basis for relationships where our third-party platform partners (“Partners”) have the primary relationship, including billing and service delivery, with the member. We recognize revenue on a gross basis for members whose primary relationship is with Gaia. Payments made to Partners to assist in promoting our service on their platforms are expensed to marketing expenses in the period incurred. We do not allow access to our service to be provided as part of a bundle by any of our Partners.

3. Equity and Share-Based Compensation

During the three months ended September 30, 2024 and 2023, we recognized approximately $341 and $56, respectively, of share-based compensation expense. During the first nine months of 2024 and 2023, we recognized approximately $1,003 and $599, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our interim condensed consolidated statements of operations. There were no options exercised during the three and nine months ended September 30, 2024 or 2023.

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

On December 28, 2020, Boulder Road and Westside (“Borrower”) entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes. Additionally, the Credit Agreement requires Boulder Road to maintain a minimum Debt Service Ratio – Pre Distribution of 1.35 to 1.00 annually and a minimum Debt Service Ratio – Post Distribution of 1.15 to 1.00 annually. As of September 30, 2024 and December 31, 2023, the Borrower was in compliance with all related covenants.

On August 25, 2022 (the “Closing Date”), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10 million with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permanent acquisitions or other investments. There were no outstanding borrowings as of September 30, 2024 and December 31, 2023.

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

The Credit Agreement contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Credit Agreement requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 1.50 to 1.00 for any computation period. As of September 30, 2024 and 2023, the Borrower was in compliance with all related covenants.

Maturities on long-term debt, net are:

(in thousands)
2024 (remaining)	$40
2025	5,800
$5,840

5. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 4, we leased the property pursuant to a master lease for an initial term extending through September 30, 2030, with two five-year extensions. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the initial lease term. At September 30, 2024, the weighted average remaining lease term was 6 years and the weighted average discount rate was 3.75%.

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
	(unaudited)
Operating right-of-use asset, net	$5,666	$6,288

Operating lease liability, current portion	$824	$780
Operating lease liability, net of current portion	5,087	5,708
	$5,911	$6,488

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $266 and $265 for the three months ended September 30, 2024 and 2023, respectively and $796 and $795 for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, and for the subsequent years ending December 31, future maturity is as follows:

(in thousands)
2024 (remaining)	$257
2025	1,035
2026	1,064
2027	1,093
2028	1,123
Thereafter	2,037
Future lease payments, gross	6,609
Less: Imputed interest	(698)
Operating lease liability	$5,911

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Weighted-average common stock outstanding	23,404	21,154	23,312	20,951
Weighted-average number of shares	23,404	21,154	23,312	20,951

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Common stock equivalents excluded due to net loss	—	67	—	57
Employee stock options and RSUs	(8)	598	1,540	497
	(8)	665	1,540	554

7. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of September 30, 2024. As of September 30, 2024, our net operating loss carryforwards on a gross basis were $80.5 million and $26.1 million for federal and state, respectively. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During 2023, we recorded $1.75 million related to the employee retention credit in Selling and operating expenses in the condensed consolidated statements of operations with a related receivable balance from the United States government related to the CARES Act, which is recorded in Prepaid expenses and other current assets on our condensed consolidated balance sheets.

8. Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2024, and that can be reasonably estimated, are either reserved against or would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

The following represents geographical data for our operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue:
United States	$12,363	$11,291	$36,899	$34,298
International	9,793	8,932	29,031	25,411
	$22,156	$20,223	$65,930	$59,709

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

Technology license, net consists of the following as of September 30, 2024:

(in thousands)	September 30, 2024

Technology license	$16,156
Accumulated amortization	(404)
Technology license, net	$15,752

The following schedule discloses the effects of changes in the Company’s ownership of Igniton on the Company’s equity, as a result of the Igniton Transaction, for the periods presented:

Nine Months Ended
(in thousands)	September 30, 2024

Net income attributable to Gaia, Inc. shareholders	$(4,430)
Change in Gaia’s paid-in capital for sale of Igniton Shares, net of issuance costs	(908)
Net transfers from non-controlling interest	(908)

Change from net income attributable to Gaia, Inc. shareholders and transfers from Noncontrolling Interest	$(5,338)

On April 18, 2024, Igniton, Inc., a Colorado corporation (“Igniton”), and subsidiary of the Company, closed a sale of 2,750,000 shares of Igniton common stock (the “Igniton Shares”) to certain funds managed by AWM Investment Company, Inc. (“AWM”) for total net proceeds of approximately $3.2 million. Igniton’s total proceeds included an approximately $0.4 million premium (the “Premium”) that was passed to the Company in exchange for the issuance to AWM of a non-transferable right granting AWM a one-time ability to sell the Igniton Shares to the Company for the total net proceeds paid (the “Option”), payable at the Company’s option, in cash or shares of the Company’s Class A common stock having a value per share equal to the trailing 5-day average Volume-Weighted Average Price (“VWAP”) prior to the exercise of the Option. The amounts have been recorded within Additional paid-in capital and Noncontrolling interests within the Condensed Consolidated Statements of Changes in Equity.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues, net	$22,156	$20,223	$65,930	$59,709
Cost of revenues	3,101	2,983	9,684	8,595
Gross profit margin	86.0%	85.2%	85.3%	85.6%
Selling and operating	18,398	16,254	54,854	49,462
Corporate, general and administration	2,013	1,433	5,630	4,726
Total operating expenses	20,411	17,687	60,484	54,188
Loss from operations	(1,356)	(447)	(4,238)	(3,074)
Equity method investment loss	—	(125)	—	(375)
Interest and other expense, net	(144)	(141)	(396)	(375)
Loss before income taxes	(1,500)	(713)	(4,634)	(3,824)
Provision for income taxes	—	—	—	—
Net loss	(1,500)	(713)	(4,634)	(3,824)
Net (loss) income attributable to noncontrolling interests	(308)	59	(204)	142
Net loss attributable to common shareholders	$(1,192)	$(772)	$(4,430)	$(3,966)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.0%	14.8%	14.7%	14.4%
Gross profit margin	86.0%	85.2%	85.3%	85.6%
Operating Expenses:
Selling and operating	83.0%	80.4%	83.2%	82.8%
Corporate, general and administration	9.1%	7.1%	8.5%	7.9%
Total operating expenses	92.1%	87.5%	91.7%	90.8%
Loss from operations	(6.1)%	(2.2)%	(6.4)%	(5.1)%
Equity method investment loss	0.0%	(0.6)%	0.0%	(0.6)%
Interest and other expense, net	(0.6)%	(0.7)%	(0.6)%	(0.6)%
Loss before income taxes	(6.8)%	(3.5)%	(7.0)%	(6.4)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(6.8)%	(3.5)%	(7.0)%	(6.4)%
Net (loss) income attributable to noncontrolling interests	(1.4)%	0.3%	(0.3)%	0.2%
Net loss attributable to common shareholders	(5.4)%	(3.8)%	(6.7)%	(6.6)%

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenues, net. Revenues increased $2.0 million, or 10%, to $22.2 million during the three months ended September 30, 2024, compared to $20.2 million during the three months ended September 30, 2023. This was primarily driven by an increase in member count as well as improvements in ARPU (“Average Revenue Per User”).

Cost of revenues. Cost of revenues increased $0.1 million or 3.3% to $3.1 million during the three months ended September 30, 2024, compared to $3.0 million during the three months ended September 30, 2023, which is primarily related to the increase in revenues and revenue mix. Gross profit margin increased during the three months ended September 30, 2024 to 86.0% from 85.2% for the three months ended September 30, 2023 primarily due to improvements in ARPU.

Selling and operating expenses. Selling and operating expenses increased $2.1 million, or 12.9%, to $18.4 million during the three months ended September 30, 2024, compared to $16.3 million for the three months ended September 30, 2023, driven primarily by the absence of the ERTC (“Employee Retention Tax Credit”) benefit recognized in the third quarter 2023. Without the credit of $1.75 million in 2023, selling and operating expense during the three months ended September 30, 2023 would have been $18.1 million. As a percentage of net revenues, selling and operating expenses increased to 83.0% for the three months ended September 30, 2024 compared to 80.4% for the three months ended September 30, 2023.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.6 million, or 42.9% to $2.0 million for three months ended September 30, 2024 from $1.4 million for three months ended September 30, 2023. As a percentage of net revenues, these expenses increased to 9.1% for the three months ended September 30, 2024 from 7.1% for the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenues, net. Revenues increased $6.2 million, or 10.4%, to $65.9 million during the nine months ended September 30, 2024, compared to $59.7 million during the nine months ended September 30, 2023. This was primarily driven by an increase in member count as well as an increase in ARPU.

Cost of revenues. Cost of revenues increased $1.1 million or 12.8% to $9.7 million during the nine months ended September 30, 2024, compared to $8.6 million during the nine months ended September 30, 2023, which is primarily related to the increase in revenues and revenue mix. Gross profit margin decreased during the nine months ended September 30, 2024 to 85.3% from 85.6% for the nine months ended September 30, 2023 primarily due to increased content amortization related to an overall increase in our investment of our original content offerings and revenue mix.

Selling and operating expenses. Selling and operating expenses increased $5.4 million, or 10.9%, to $54.9 million during the nine months ended September 30, 2024, compared to $49.5 million for the nine months ended September 30, 2023, driven primarily by an increase in marketing expense and people related expenses in addition to the absence of an ERTC benefit recognized in the third quarter 2023. Without the credit of $1.75 million in 2023, selling and operating expense during the nine months ended September 30, 2023 would have been $51.3 million. As a percentage of net revenues, selling and operating expenses increased to 83.2% for the nine months ended September 30, 2024 compared to 82.8% for the nine months ended September 30, 2023.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.9 million, or 19.1% to $5.6 million for nine months ended September 30, 2024 from $4.7 million for nine months ended September 30, 2023. As a percentage of net revenues, these expenses increased to 8.5% for the nine months ended September 30, 2024 from 7.9% for the nine months ended September 30, 2023.

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

Our budgeted content and capital expenditures for the remainder of 2024 are expected to be between $3.0 to $4.0 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate positive cash flows from operations in 2020 and have continued to generate cash flows from operations since. We expect to continue generating positive cash flows from operations during the remainder of 2024. We generated approximately $4.3 million in cash flows from operations during the nine months ended September 30, 2024. As of September 30, 2024, our cash balance was $4.4 million.

As described in Note 4, during August 2022, we entered into a Credit Agreement with KeyBank, which provides for a revolving credit facility in an aggregate amount of up to $10.0 million. Funds from the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. As of September 30, 2024, there were no outstanding borrowings under the Credit Agreement.

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

While there can be no assurances, we believe our cash on hand, our cash expected to be generated from operations, our potential additional borrowing capabilities now that we have a history of generating positive operating cash flows, and our potential capital raising capabilities will be sufficient to fund our operations on both a short-term and long-term basis. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties, or other factors.

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net cash provided by (used in):
Operating activities	$409	$1,415	$4,264	$2,685
Investing activities	(1,361)	(1,066)	(13,881)	(2,975)
Financing activities	(142)	1	6,216	(43)
Net change in cash	$(1,094)	$350	$(3,401)	$(333)

Operating activities. Cash flows provided by operations increased approximately $1.6 million during the first nine months of 2024 compared to the same period in 2023. The increase was primarily driven by changes in earnings and the timing of working capital, primarily accrued liabilities and deferred revenues.

Investing activities. Cash flows used, including the investing activities within our 71% owned subsidiary, increased $10.9 million during the first nine months of 2024 compared to the same period in 2023 due primarily to a technology license acquired during the second quarter. Excluding this subsidiary license purchase, the cash flow used would be a decrease of $3.0 million.

Financing activities. Cash flows provided by financing activities were primarily impacted by raising funds through Gaia’s subsidiary, Igniton.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management (i.e., the Company’s principal executive officer and principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon its evaluation as of September 30, 2024, our management has concluded that those disclosure controls and procedures were not effective at a reasonable assurance level based on the previously identified material weaknesses in our internal control over financial reporting as described below. Notwithstanding the previously identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Ongoing Remediation of Previously Identified Material Weakness

We have begun taking measures, and plan to continue to take measures, to remediate the material weaknesses. In order to address these material weaknesses, we have begun to implement additional procedures and controls in the financial statement close and reporting process, which include enhanced system capabilities in most areas, enhanced reconciliation controls, enhanced review controls and financial close checklists which aim to ensure all necessary reviews and reconciliations are occurring as designed. Additionally, we have begun to enhance access to accounting training, literature, research materials and plan to increase communication channels among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. We also hired additional accounting and finance personnel with technical accounting and financial reporting experience.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing material weakness remediation activities described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the SEC on March 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.

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

Gaia, Inc.
(Registrant)

November 4, 2024	By:	/s/ James Colquhoun
Date		James Colquhoun
Chief Executive Officer
(Authorized Officer)

November 4, 2024	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)