Form 10-K
period 2024-12-31
GAIA, INC
filed 2025-03-10
CIK 1089872

ao6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The NASDAQ Stock Market on June 30, 2024, was $76,810,000. The registrant does not have non-voting common equity.

The number of shares of each of the Registrant’s classes of common stock outstanding as of March 7, 2025 was 19,672,638 shares of Class A common stock and 5,400,000 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the definitive proxy statement for the registrant’s 2025 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

PART I

Item 1. Business

Our Business

Gaia, Inc. (“Gaia,” “we,” “us,” “our” or the “Company”) operates a global digital video subscription service and community that strives to connect a unique and underserved member base. Our digital content library includes over 10,000 titles and live events, with a growing selection of titles available in Spanish, German and French. Our members have unlimited access to this vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, live events, transformation-related content and more – 90% of which is exclusively available to our members for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently organized into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We curate programming for these channels by producing content in our lifestyle campus with a staff of media professionals. This produced and owned content currently comprises approximately 75% of our members' viewing time. We complement our produced and owned content through long-term licensing agreements.

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

Competitive Strengths

We believe that we differentiate ourselves from our competition and have been able to grow our business through the following demonstrated competitive strengths:

Exclusive Content and Ubiquitous Access – We have amassed a library of unique content for which we hold exclusive worldwide streaming distribution rights and have established exclusive relationships with certain key talent in our areas of focus. Over 90% of our titles are available to our members for streaming on most internet-connected devices exclusively on Gaia.

Proprietary and Curated Content – Proprietary and curated content lies at the core of our business model. Our media offerings introduce members to us and help establish Gaia as an authority in the conscious media market. Our in-house produced and owned content comprises approximately 75% of our members’ viewing time. Our licensed content has initial terms ranging predominately from 3 to 7.5 years. With the growth in demand for digital rights, we expect that our large library of produced and acquired content combined with our internal production capabilities, live events and community will be a key driver in our ability to grow efficiently and act as a hedge against the rising costs of digital rights.

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

Unique Content Strength – We believe that our unique focus, combined with our content exclusivity, positions us as a complementary service to larger streaming video providers who are primarily entertainment driven. In addition, this focus has allowed an opportunity for significant advantages:

•
Seeking Truth – We offer category-leading talent that enables us to draw the most popular and authentic speakers, authors and experts in the alternative media world.
•
Transformation – We bring a unique focus to an otherwise crowded field. This channel empowers members through programs about meditation to expand consciousness, develop and understand spirituality in a modern world, and includes other shows on conscious topics that puts Gaia in the center of a rapidly growing market.
•
Alternative Healing – We offer depth and breadth of content on emerging topics including neuroplasticity, alternative and integrative medicines, holistic healing and longevity. Included in this channel are hundreds of recipes to help our members put their new knowledge into practice in the kitchen.
•
Yoga – We continue to build on our yoga heritage by expanding the teachers and styles in our vast content library. We understand yoga is more than just a physical practice and have a variety of content focused on the lifestyle and philosophy of yoga, which helps set us apart from other yoga streaming providers.

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

International Market Expansion – We believe the international streaming segment represents a significant long-term growth opportunity as people around the world begin to adopt the viewing behaviors of the U.S. market. Our exclusive worldwide streaming rights have allowed us to expand internationally by adding foreign language support to our service without having to invest in local foreign operations. Today, approximately 40% of our members are outside of the United States.

Gaia+ Premium Membership and GaiaSphere – In 2019, we held our inaugural event at the GaiaSphere, a 300-person live event studio located on our campus in Colorado. With the opening of the GaiaSphere, we also launched the Gaia+ premium annual membership to allow for digital access to these exclusive events via live streaming and on demand. Through GaiaSphere and the Gaia+ premium offering, we have expanded our reach to a larger audience of talent that will contribute to our content library, as well as drive incremental revenue growth. Our Gaia+ offering consists of on-demand access to past events and the ability to participate via live streaming while events are happening.

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

History

In 2012, we launched our streaming video service and focused our efforts on growing domestically and internationally by expanding our streaming content, enhancing our user interface and extending our streaming content to even more internet-connected devices.

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

Business Segments

We operate in a single reporting segment. Our revenues are primarily derived from subscription fees for services related to streaming content to our members. See Note 2, Summary of Significant Accounting Policies – Segment Information, and Note 15, Segment Information and Geographic Information, in the accompanying notes to our consolidated financial statements for further detail.

Regulatory Matters

The media landscape and the internet delivery of content have seen growing regulatory action. Historically, media has been highly regulated in many countries. We are seeing some of these legacy regulatory frameworks updated and expanded to address services like ours. In particular, we are seeing some countries update their cultural support legislation to include services like Gaia. This includes content quotas, levies and investment obligations. In certain countries, regulators are also looking at restrictions that could require formal reviews of and/or adjustments to content that appears on our service in their country. In general these regulations impact all services and may make operating in certain jurisdictions more expensive or restrictive as to the content offering we may provide.

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

Human Capital

We view our employees and our culture as keys to our success. As of January 31, 2025, Gaia had 104 full time employees, all of which are located in the United States. None of our employees are covered by a collective bargaining agreement. We supplement our full-time employees with services provided by staffing organizations in other countries to support our customer service, content production and software engineering needs. We believe a critical component of our success is our company culture, which begins with hiring focused on our current member base. The majority of our current employees came to work at Gaia after discovering our content offering and have become passionate team members that continue to help expand the impact of our mission globally.

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

Website and Available Information

Our corporate website, www.gaia.com, provides information about us, our history, goals and philosophy, as well as certain financial reports and corporate press releases. Our website also features a library of information and articles on personal development and healthy lifestyles, along with an extensive offering of video content. We believe our website provides us with an opportunity to deepen our relationships with our members and investors, educate them on a variety of issues and improve our service. As part of this commitment, we have a link on our corporate website to our Securities and Exchange Commission filings, including our reports on Forms 10-K, 10-Q, and 8-K, and amendments thereto. We make those reports available through our website, free of charge, as soon as reasonably practicable after these reports are filed or furnished with the Securities and Exchange Commission.

We have included our website address only as inactive textual reference, the information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

We have experienced significant member growth since we began our digital subscription business in 2013. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with a valuable and quality streaming experience. Furthermore, the relative service levels, content offerings, pricing and related features of our competitors may adversely impact our ability to attract and retain members. We compete for screen viewing time with multichannel video programming distributors providing free-on-demand content through authenticated internet applications, internet-based movie and TV content providers, including both those that provide legal and illegal (or pirated) streaming video content, streaming video retail stores, and video game providers, as well as user-generated content, some of which are by professional content creators, and, more broadly, other sources of entertainment, among others. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. Adverse macroeconomic conditions, including inflation, may also adversely impact our ability to attract and retain members.

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

The market for streaming content is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of streaming content continue to develop at a fast pace. Through new and existing distribution channels, consumers are afforded various means for consuming streaming content. The various economic models underlying these differing means of streaming content delivery include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the streaming content market. Several competitors have longer operating histories, larger customer bases, and stronger brand recognition than we do and have significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology and marketing. New entrants may enter the market with unique service offerings or approaches to providing streaming content and other companies also may enter into business combinations or alliances that strengthen their competitive positions. In addition, new technological developments, including the development and use of generative artificial intelligence, are rapidly evolving. If we are unable to successfully compete with current and new competitors, programs and technologies, our business will be adversely affected and we may not be able to increase market share and revenues and/ or achieve profitability.

We have had operating losses, and we cannot assure future profitability.

We reported net loss of $5.4 million in 2024 compared to net loss of $5.6 million in 2023. Additionally, we reported net losses during several prior years as a result of continued investment in member acquisition efforts to drive revenue growth. No assurance can be made that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We must continue to build and maintain a unique brand identity. We believe that a unique brand identity will be important in attracting and retaining members who have a number of choices from which to obtain streaming content. To build a unique brand identity, we believe we must continue to offer content and service features that our members value and enjoy. We also believe that these must be coupled with effective consumer communications such as marketing, customer service and public relations. If our efforts to promote and maintain our brand identity are not successful, our ability to attract and retain members may be adversely affected. Such a result may adversely affect our operating results.

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

We face risks, such as unforeseen costs and potential liabilities, in connection with content we produce, license and/or distribute through our service.

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

We believe that a positive reputation concerning our service is important in attracting and retaining members. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. We could also face boycotts which could adversely affect our business. Furthermore, to the extent our response to government action or our marketing, customer service and public relations efforts are not effective or result in negative reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. There is an increasing focus from regulators, investors, members and other stakeholders on sustainability matters, both in the United States and internationally. To the extent we are unable to meet regulatory or industry standards or investor expectations on sustainability matters or the content we distribute and the manner in which we produce content creates sustainability-related concerns, our reputation may be harmed.

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

We have historically expanded our operations in part through strategic acquisitions and through new initiatives that we generate. We cannot accurately predict the timing, size and success of these efforts. Our acquisition and new initiative strategies involve significant risks that could inhibit our growth and negatively impact our operating results, including the following: our ability to identify suitable acquisition candidates or new initiatives at acceptable prices; our ability to complete the acquisitions of candidates that we identify or development of our new initiatives; our ability to compete effectively for available acquisition opportunities; increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent liabilities associated with acquisitions and new initiatives; failure of acquired businesses or new initiatives to achieve expected results; our failure to retain key customers or personnel of acquired businesses and difficulties entering markets in which we have no or limited experience. In addition, the size, timing and success of any future acquisitions and new initiatives may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect our results.

Risks Related to Information Technology and Privacy

We could be harmed by data loss or other security breaches.

As a result of our services being internet-based and the fact that we process, store, and transmit data, including personal information, for our members, failure to prevent or mitigate data loss or other security breaches, including breaches of our suppliers’ technology and systems, could expose us or our members to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. We use third-party technology and systems for a variety of reasons including, without limitation, encryption and authentication technology, employee email, content delivery to members, back-office support and other functions. Although we have implemented systems and processes that are designed to protect member information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party supplier, such measures cannot provide absolute security.

Any significant disruption in our network or information systems or those of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance of our network and information systems and those of third parties that we utilize in our operations. We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently providing services to our members, which may reduce the attractiveness of our services. If we are unable to effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, we could face system interruptions or delays that may adversely affect our operating results.

Our systems may be subject to damage or interruption from adverse weather conditions, natural disasters, public health issues such as pandemics or epidemics, national or international conflicts, including war, civil disturbances and terrorist attacks, rogue employees, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm these systems. Interruptions in these systems, or to the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver content to our members. Service interruptions, errors in our software or the unavailability of network or information systems used in our operations could diminish the overall attractiveness of our membership service to existing and potential members.

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

Any significant disruption in or unauthorized access to our network or information systems, or those of third parties that we utilize in our operations arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data (including member and corporate information) or theft of intellectual property, including digital content assets, which could adversely impact our business.

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

Risks Related to Internal Control

If we are unable to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our results of operations, our stock price and investor confidence in our company.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

In connection with the restatement of our previously issued consolidated financial statements for the year ending December 31, 2022, and each of the interim periods ended March 31, 2022 through September 30, 2023, we previously identified material weaknesses in our internal control over financial reporting.

While our previous material weaknesses have been remediated, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Risks Related to International Operations

We could be subject to economic, political, regulatory and other risks arising from international operations.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations may involve risks that could adversely affect our business, including the following: the need to adapt our content and user interfaces for specific cultural and language differences, including licensing a certain portion of our content library before we have developed a full appreciation for its performance within a given territory; difficulties and costs associated with staffing and managing foreign operations; management distraction; international conflicts, including war, civil disturbances and terrorist attacks; political or social unrest and economic instability; public health issues such as pandemics or epidemics; compliance with U.S. anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials; unexpected changes in regulatory requirements; less favorable foreign intellectual property laws; adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain; fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk; profit repatriation and other restrictions on the transfer of funds; differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as credit and debit cards; new and different sources of competition; different and more stringent user protection, data protection, privacy and other laws; and availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

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

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 291,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 75% of our voting stock and is able to exert substantial influence over and control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

We have implemented a comprehensive cybersecurity program designed to identify, assess, and mitigate potential threats and vulnerabilities, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Our cybersecurity program includes regular risk assessments, network monitoring, penetration testing and incident response protocols. We also provide regular, mandatory training to our personnel regarding cybersecurity threats to educate employees with effective tools and knowledge to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. Our Senior Director of Operations/IT and his team work collaboratively across the Company and with our board of directors and management to maintain our cybersecurity program and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Our board of directors and management receive periodic cybersecurity updates from our Senior Director of Operations/IT, which may include recent material cybersecurity incidents and related responses, if any, changes to the risk landscape, and updates or changes to our cybersecurity program. The Company’s Senior Director of Operations/IT has served in various roles in information technology and information security at Gaia for over 18 years.

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

On September 9, 2020, our wholly owned subsidiary Boulder Road sold a 50% undivided interest in a portion of our Colorado campus to Westside Boulder, LLC. Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. In connection with the transaction, Boulder Road leased the property pursuant to a master lease for a term extending through September 30, 2030, with two five-year extensions. Gaia guaranteed Boulder Road’s obligations under the master lease. Our Colorado facility is subject to a $13.0 million mortgage with First Interstate Bank as lender, with a remaining balance of $11.6 million as of December 31, 2024.

Item 3. Legal Proceedings

In the normal course of business, we are subject to various legal proceedings and claims, including employment disputes, disputes on agreements, other commercial disputes and tax matters, including non-income tax matters. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2024 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 7, 2025, we had 3,152 shareholders of record of our Class A common stock and one shareholder of record (Mr. Rysavy) of our Class B common stock.

Stock Repurchases

None.

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

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,484,837	$8.33	449,971
Equity compensation plans not approved by security holders	—	—	—
Total	1,484,837	$8.33	449,971

Item 6.

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are forward looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hope,” “intend” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “strive,” “target,” “will,” “would” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Risks and uncertainties that could cause actual results to differ include, without limitation: our ability to attract new members and retain existing members; our ability to compete effectively, including for customer engagement with different modes of entertainment; maintenance and expansion of device platforms for streaming; fluctuation in customer usage of our service; fluctuations in quarterly operating results; service disruptions; production risks, general economic conditions; future losses; loss of key personnel; price changes; brand reputation; acquisitions; new initiatives we undertake; security and information systems; legal liability for website content; failure of third parties to provide adequate service; future internet-related taxes; our founder’s control of us; litigation; consumer trends; the effect of government regulation and programs; the impact of public health threats; and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Overview and Outlook

We operate a global digital video subscription service with a library of over 10,000 titles, with live communications and live events with a growing selection of titles available in Spanish, German and French that caters to a unique, underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere, commercial-free. Through our online Gaia subscription service our members have unlimited access to a library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, live events, and more – 90% of which is exclusively available to our members for digital streaming on most internet-connected devices.

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

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, Colorado 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2024	2023
Revenues, net	$90,363	$80,423
Cost of revenues	12,553	11,629
Gross profit margin	86.1%	85.5%
Selling and operating	75,982	67,156
Corporate, general and administration	7,761	6,205
Loss from operations	(5,933)	(4,567)
Equity method investment loss	—	(501)
Interest and other income (expense), net	501	(467)
Loss before income taxes	(5,432)	(5,535)
Income tax (benefit) expense	(34)	60
Net loss	$(5,398)	$(5,595)
Net (loss) income attributable to noncontrolling interests	(165)	207
Net loss attributable to common shareholders	(5,233)	(5,802)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	Years ended December 31,
	2024	2023
Revenues, net	100.0%	100.0%
Cost of revenues	13.9%	14.5%
Gross profit margin	86.1%	85.5%
Operating expenses:
Selling and operating	84.1%	83.5%
Corporate, general and administration	8.6%	7.7%
Total operating expenses	92.7%	91.2%
Loss from operations	(6.6)%	(5.7)%
Equity method investment loss	0.0%	(0.6)%
Interest and other income (expense), net	0.6%	(0.6)%
Loss before income taxes	(6.0)%	(6.9)%
Income tax (benefit) expense	(0.0)%	0.1%
Net loss	(6.0)%	(7.0)%
Net (loss) income attributable to noncontrolling interests	(0.2)%	0.3%
Net loss attributable to common shareholders	(5.8)%	(7.2)%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues, net. Revenues, net increased $9.9 million, or 12.4%, to $90.4 million during 2024, compared to $80.4 million during 2023. This was primarily driven by an increase in member count as well as an increase in Average Revenue Per User (“ARPU”).

Cost of revenues. Cost of revenues increased $0.9 million, or 8.6%, to $12.6 million during 2024 from $11.6 million during 2023, with gross profit margin of 86.1% in the current year compared to 85.5% in 2023. The increase in the cost of revenues primarily related to the increase in prices and revenue mix.

Selling and operating expenses. Selling and operating expenses increased $8.8 million, or 13.1%, to $76.0 million during 2024 from $67.2 million during 2023 and, as a percentage of revenues, increased to 84.1% during 2024 from 83.5% during 2023. The increase was driven primarily by an increase in marketing expense in addition to the absence of an ERTC benefit recognized in the prior year.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.6 million, or 25.8%, to $7.8 million during 2024 from $6.2 million during 2023 and, as a percentage of net revenue, increased to 8.6% during 2024 from 7.7% during 2023. The increase was primarily driven by higher accounting and audit fees, legal fees, and stock compensation expense during 2024.

Interest and other income (expense), net. Interest and other income (expense), net increased $1.0 million to $0.5 million during 2024 compared to $(0.5) million during 2023. This increase was primarily driven by a non-recurring gain from a majority owned subsidiary.

Income tax (benefit) expense. Income tax (benefit) expense reflects a current year provision of $(0.0) million compared to the prior year provision of $0.1 million from income taxes due to a decrease in the deferred tax liability associated with goodwill.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2024 and 2023. The unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2024 Quarters Ended (Unaudited)
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$21,693	$22,081	$22,156	$24,433
Gross profit	18,525	18,666	19,055	21,564
Gross profit margin	85.4%	84.5%	86.0%	88.3%
Net loss	(971)	(2,163)	(1,500)	(764)
Net income attributable to noncontrolling interests	74	30	(308)	39
Net loss attributable to common shareholders	(1,045)	(2,193)	(1,192)	(803)
Loss per share
Basic (attributable to common shareholders)	$(0.05)	$(0.09)	$(0.05)	$(0.03)
Diluted (attributable to common shareholders)	$(0.05)	$(0.09)	$(0.05)	$(0.03)
Weighted average shares outstanding
Basic	23,161	23,372	23,404	23,402
Diluted	23,161	23,372	23,404	23,402

	Year 2023 Quarters Ended (Unaudited)
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$19,647	$19,839	$20,223	$20,714
Gross profit	16,874	17,000	17,240	17,680
Gross margin	85.9%	85.7%	85.2%	85.4%
Equity method investment loss	(125)	(125)	(125)	(126)
Net loss	(1,268)	(1,843)	(713)	(1,771)
Net income attributable to noncontrolling interests	38	45	59	65
Net loss attributable to common shareholders	(1,306)	(1,888)	(772)	(1,836)
Loss per share
Basic (attributable to common shareholders)	$(0.06)	$(0.09)	$(0.04)	$(0.08)
Diluted (attributable to common shareholders)	$(0.06)	$(0.09)	$(0.04)	$(0.08)
Weighted average shares outstanding
Basic	20,826	20,874	21,154	23,148
Diluted	20,826	20,874	21,154	23,148

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Our media library is reviewed for impairment at the film group level when an event or change in circumstances indicates that the carrying amount of the film group may not be recoverable. Recoverability of the film group is measured by a comparison of the carrying amount of the film group to estimated discounted future cash flows expected to be generated by the film group. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value. No impairment charges were recorded during 2024 or 2023.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually as of October 1 or more frequently if indicators of impairment are identified. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired. If the carrying amount of goodwill exceeds its estimated fair value, we use both a comparable market approach and an income approach to test for potential impairment. The market approach follows the guideline public company method to establish valuation multiples for comparison. The income approach follows a traditional discounted cash flow model. Primary assumptions for each approach include revenue projections, operating expenses, discount rate, control premium, and terminal growth rate. Projections are dependent on management assumptions, which are partly based on the Company’s historical experience. The results of these approaches are evaluated against the Company’s market capitalization for reasonableness. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2024 and 2023, no impairment of goodwill was recognized.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our expenditures for marketing and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies and increase our marketing programs as needed.

On December 28, 2020, Boulder Road and Westside Boulder, LLC entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The loan bears interest at a fixed rate of 3.75% per annum and matures on December 28, 2025. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The loan is secured by a deed of trust, assignment of rents, security agreement and fixture filing on our corporate campus and is guaranteed by Gaia. The loan has a remaining balance of $11.6 million as of December 31, 2024.

On August 25, 2022, Gaia entered into a Credit and Security Agreement with KeyBank National Association. The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10.0 million with a sublimit of $1.0 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. There was no outstanding balance as of December 31, 2024.

We began to generate positive cash flows from operations since 2020 and have continued to generate positive cash flows from operations each subsequent quarter. We expect to continue generating positive cash flows from operations during 2025. We generated approximately $6.9 million in cash flows from operations during 2024, which helped fund the ongoing investment in our content library and the technology platform we use to deliver the content to our members.

We intend to invest approximately 15%-20% of our consolidated revenues each year to support continued investment in our content library and technology platform. This spending is entirely discretionary in nature with no contractual commitments and due to our in-house production capabilities, we can scale our content investment based on the cash flows generated from operations if necessary to ensure we have sufficient liquidity to operate our business into the future. As of December 31, 2024, our cash balance was $5.9 million.

As described in Note 16, in April 2024, the Company entered into a series of transactions with its subsidiary, Igniton, Inc., a Colorado corporation (“Igniton”), and a third-party entity to purchase a perpetual license for a total of $16.2 million of consideration comprised of $10.2 million of cash and $5.0 million of common stock of Igniton and $1.0 million of the Company’s equity security investment in Telomeron (the “License Purchase”). The license allows the Company to utilize the technology developed by the third party. This license is being recorded within the Technology license, net line item on the condensed consolidated balance sheets. The License Purchase was primarily funded through an equity financing through Igniton, which raised $6.8 million of cash and $5.0 million in Igniton stock issuance from third-party investors.

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

Class A Common Stock Offering

In February 2025, we entered into an underwriting agreement with Roth Capital Partners, LLC and Lake Street Capital Markets, LLC (the “Underwriters”) relating to the offer and sale of 1,600,000 shares of our Class A common stock ($0.0001 par value) (the “Shares”). We sold the Shares to the Underwriters at the public offering price of $5.00 per share, less underwriting discounts and commissions, resulting in net proceeds of $7.4 million. The offering was made pursuant to a registration statement on Form S-3. We provided a 45-day option to the Underwriters to purchase up to an additional 240,000 Shares at $5.00 per share, less underwriting discounts and commissions (the “Over-Allotment Option”). On March 7, 2025, the Underwriters elected to waive the right to exercise the Over-Allotment Option.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$6,923	$5,870
Investing activities	$(14,998)	$(5,282)
Financing activities	$6,169	$(4,384)
Net decrease in cash	$(1,906)	$(3,796)

2024 Compared to 2023

Operating activities. Cash flows from operations increased $1.1 million during 2024 compared to 2023. This increase was primarily driven by an increase in direct membership subscriptions.

Investing activities. Cash flow used in investing activities increased $9.7 million during 2024 compared to 2023 due to impacts from the technology license purchase.

Financing activities. Cash flows provided by financing activities increased $10.6 million during 2024 compared to 2023 primarily related to debt repayments in 2023. We had no outstanding borrowings at December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gaia, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gaia, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in equity, and cash flows, for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows as of and for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

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

Purchase of Technology License - Refer to Note 16 in the Consolidated Financial Statements

In April 2024, The Company entered into a series of transactions with its subsidiary, Igniton, Inc., and a third-party entity (the “Third-Party”) to purchase a royalty free perpetual license (the “License”) for a total of $16.2 million of consideration comprised of $10.2 million of cash, $5.0 million of common stock of Igniton and $1.0 million of the Company’s equity security investment in Telomeron. The License allows the Company to utilize the technology developed by the Third Party. The License is being recorded within the Technology license, net line item on the consolidated balance sheet.

We identified the Purchase of Technology License as a critical audit matter because of the materiality of the transaction quantitatively and qualitatively as well as the significant inputs that were used to determine the value of the License.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Purchase of Technology license related to the inputs that were included within the purchase of the technology license to determine the appropriate value recorded in the consolidated financial statements:

•
We evaluated the internal controls in regard to the recording of the Purchase of the Technology License and determined if those controls were designed and implemented appropriately.
•
We evaluated the inputs noted above that were included within the recording of the Purchase of the Technology License to determine if the amounts and methodology of recording the License were appropriate.
•
We evaluated the appropriate accounting guidance for the license to be accounted for on the consolidated financial statements to ensure it was consistent with accounting principles generally accepted in the United States of America.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2023.

San Francisco, California

March 10, 2025

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,860	$7,766
Accounts receivable	5,560	4,111
Other receivables	1,809	2,191
Prepaid expenses and other current assets	2,513	2,015
Total current assets	15,742	16,083
Media library, net	38,987	40,125
Operating right-of-use asset, net	5,454	6,288
Property and equipment, net	26,883	26,303
Equity method investment	—	6,374
Technology license, net	15,550	—
Investments and other assets, net	6,658	3,157
Goodwill	31,943	31,943
Total assets	$141,217	$130,273
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,435	$12,038
Accrued and other liabilities	3,491	2,599
Long-term debt, current portion	5,801	155
Operating lease liability, current portion	839	780
Deferred revenue	19,268	15,861
Total current liabilities	41,834	31,433
Long-term debt, net of current portion	—	5,801
Operating lease liability, net of current portion	4,869	5,708
Deferred taxes, net	501	551
Total liabilities	47,204	43,493
Commitments and contingencies (Note 9)
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 18,066,942 and 17,813,179 shares issued, 18,001,955 and 17,748,374 shares outstanding at December 31, 2024 and 2023, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	171,100	170,695
Accumulated deficit	(90,428)	(85,195)
Total Gaia, Inc. shareholders' equity	80,675	85,503
Noncontrolling interests	13,338	1,277
Total equity	94,013	86,780
Total liabilities and equity	$141,217	$130,273

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2024	2023
Revenues, net	$90,363	$80,423
Cost of revenues	12,553	11,629
Gross profit	77,810	68,794
Operating Expenses:
Selling and operating	75,982	67,156
Corporate, general and administration	7,761	6,205
Total operating expenses	83,743	73,361
Loss from operations	(5,933)	(4,567)
Equity method investment loss	—	(501)
Interest and other income (expense), net	501	(467)
Loss before income taxes	(5,432)	(5,535)
Income tax (benefit) expense	(34)	60
Net loss	$(5,398)	$(5,595)
Net (loss) income attributable to noncontrolling interests	$(165)	$207
Net loss attributable to common shareholders	$(5,233)	$(5,802)
Loss per share:
Basic (attributable to common shareholders)	$(0.22)	$(0.27)
Diluted (attributable to common shareholders)	$(0.22)	$(0.27)

Weighted-average shares outstanding:
Basic	23,335	21,501
Diluted	23,335	21,501

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Changes in Equity

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2022 (As restated)	20,806,186	$(79,393)	$2	$164,180	$1,070	$85,859
Issuance of Gaia, Inc. common stock for employee stock purchase plan	21,795	—	—	43	—	43
Issuance of Gaia, Inc. common stock for RSU releases	53,464	—	—	—	—	—
Issuance of Gaia, Inc. common stock in public offering	2,058,754	—	1	4,913	—	4,914
Issuance of Gaia, Inc. common stock for media library acquisition	272,980	—	—	669	—	669
Purchase of treasury stock	(64,805)	—	—	(169)	—	(169)
Share-based compensation	—	—	—	1,059	—	1,059
Net (loss) income	—	(5,802)	—	—	207	(5,595)
Balance at December 31, 2023	23,148,374	$(85,195)	$3	$170,695	$1,277	$86,780

Issuance of Gaia, Inc. common stock for employee stock purchase plan	15,437	—	—	33	—	33
Issuance of Gaia, Inc. common stock for RSU releases	238,144	—	—	—	—	—
Share-based compensation	—	—	—	1,283	—	1,283
Igniton activity				(911)	12,226	11,315
Net loss	—	(5,233)	—	—	(165)	(5,398)
Balance at December 31, 2024	23,401,955	$(90,428)	$3	$171,100	$13,338	$94,013

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(5,398)	$(5,595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Additions to media library	(8,925)	(8,621)
Media library amortization	10,041	9,208
Depreciation and amortization	8,580	7,833
Non-cash operating lease expense	834	1,069
Other non-cash items	(1,061)	—
Share-based compensation expense	1,283	1,059
Equity method investment losses	—	501
Income tax (benefit) expense	(34)	60
Changes in operating assets and liabilities:
Accounts receivable	(1,536)	(1,156)
Other receivables	(231)	(2,043)
Prepaid expenses and other current assets	(461)	525
Accounts payable	288	4,656
Accrued and other liabilities	136	(3,363)
Deferred revenue	3,407	1,737
Net cash provided by operating activities	6,923	5,870
Cash flows from investing activities:
Purchase of intangible assets	(10,016)	(8)
Additions to property and equipment	(4,982)	(5,274)
Net cash used in investing activities	(14,998)	(5,282)
Cash flows from financing activities:
Proceeds from short-term borrowings	19,500	28,900
Proceeds from the issuance of common stock	33	4,957
Proceeds from sale of subsidiary common stock, net of transaction costs	6,315	—
Repayment of short-term debt	(19,679)	(38,072)
Purchase of treasury stock	—	(169)
Net cash provided by (used in) financing activities	6,169	(4,384)
Net change in cash and cash equivalents	(1,906)	(3,796)
Cash and cash equivalents, beginning of year	7,766	11,562
Cash and cash equivalents, end of year	$5,860	$7,766
Supplemental disclosure of cash flow information
Cash paid for interest	$586	$481
Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment in Accounts payable	$109	$165
Non-cash consideration paid for intangible assets	$6,156	$-
Value of shares issued for acquisition of content added to Media Library	$—	$669

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. Risks associated with cash within the United States are mitigated by banking with federally insured, creditworthy institutions; however, there are balances with these institutions that are greater than the Federal Deposit Insurance Corporation insurance limit. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses as considered necessary by management.

During the years ended December 31, 2024 and 2023, one third-party platform partner ("Partner") accounted for 19% and 15% of the Company’s revenues, respectively. Additionally, two Partners accounted for 61% and 21% of accounts receivable as of December 31, 2024, respectively and 51% and 26% of accounts receivable as of December 31, 2023, respectively.

Accounts Receivable

Accounts receivable consists primarily of amounts due from Partners who have the billing relationship with the member and collect subscription fees on our behalf. We evaluate the need for an allowance for credit losses based on historical collection trends and changes in our customer payment patterns, current and expected conditions and market trends along with our operating forecasts, concentration, and creditworthiness and determined no allowance was needed at December 31, 2024 and 2023.

Property and Equipment, Net

We state property and equipment at cost less accumulated depreciation and amortization. We include in property and equipment the cost of internal-use software, including software used in connection with our websites. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them over the estimated useful life of the software. We compute depreciation of property and equipment on the straight-line method over estimated useful lives. We amortize building improvements over the shorter of the estimated useful lives of the assets or remaining life of the building. See Note 4 for a description of estimated useful lives. Depreciation expense is included in selling and operating expense, and corporate, general and administration expense in the accompanying consolidated statements of operations.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually on October 1 or more frequently if indicators of impairment are identified. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of goodwill is less than its carrying amount. If it is determined that the estimated fair value of goodwill is more likely than not greater than the carrying amount of goodwill, then an impairment test is unnecessary. If it is determined that an impairment test is necessary, then we compare the estimated fair value of goodwill with its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill not impaired. If the carrying amount of goodwill exceeds its estimated fair value, we will record an impairment loss for the difference. We use both a comparable market approach and an income approach to test for potential impairment. The market approach follows the guideline public company method to establish valuation multiples for comparison. The income approach follows a traditional discounted cash flow model. Primary assumptions for each approach include revenue projections, operating expenses, discount rate, control premium, and terminal growth rate. Projections are dependent on management assumptions, which are partly based on the Company’s historical experience. The results of these approaches are evaluated against the Company’s market capitalization for reasonableness. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2024 and 2023, no impairment of goodwill was recognized.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2024 and 2023, no impairment of long-lived assets was recognized.

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

The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 13 to the consolidated financial statements for further information regarding income taxes.

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

As of December 31, 2024, total deferred revenue was $19.3 million and is expected to be recognized as revenue within the next 12 months.

Revenues earned from sources other than monthly membership fees were $4.0 million for the year ended December 31, 2024 and $2.7 million for the year ended December 31, 2023, which is also recognized in accordance with ASC Topic 606.

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

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures. Advertising costs are expensed as incurred and included in selling and operating expense in the accompanying consolidated statements of operations. During 2024 and 2023, we expensed marketing and advertising costs of $38.1 million and $33.1 million, respectively.

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

Investments and Other Assets, Net

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

Defined Contribution Plan

We have adopted a defined contribution retirement plan (“the Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the Plan, via payroll withholding, subject to certain limitations. The Plan permits, but does not require, us to make additional matching contributions to the Plan on behalf of all participants in the Plan. The Plan allows us to determine the match contribution percentage, if any. We made matching contributions to the Plan of $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If the investment is determined to have a decline in value deemed to be other than temporary, it is written down to estimated fair value. We did not record any impairment charges on our investments during the years 2024 or 2023.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (ASC Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The Company applied ASU 2023-07 retrospectively to the earliest period presented. See Note 15 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

3. Media Library, Net

Media library stated at lower of cost or net realizable value, consists of the following as of December 31:

(in thousands)	2024	2023
Media library, net:
Acquired media, net	$3,617	$4,656
Licensed media, net	3,715	3,865
Produced media, net	29,262	29,483
Produced media in progress	2,393	2,121
Total media library, net	$38,987	$40,125

As described in Note 2, amortization is typically over 12 to 90 months commencing with the month the content is available on our site and is included in cost of revenues on the accompanying consolidated statements of operations. Amortization expense for our media library was $10.0 million and $9.2 million during 2024 and 2023, respectively. Future depreciation and amortization is expected to be:

(in thousands)	Acquired Media	Licensed Media	Produced Media	Total
2025	$921	$1,316	$7,297	$9,534
2026	881	1,020	6,405	8,306
2027	735	682	5,205	6,622
	$2,537	$3,018	$18,907	$24,462

The remaining $14.5 million of the $39.0 million balance for our media library at December 31, 2024 will be amortized over the 5 years thereafter.

4. Property and Equipment, Net

Property and equipment, net consist of the following as of December 31:

(in thousands)	Estimated Useful Lives (in Years)	2024	2023
Land		$2,597	$2,597
Buildings and improvements	3-45 years	20,157	20,151
Website development and other software	3 years	17,051	18,230
Studio, computer, telephone and lab equipment	3-10 years	8,210	6,148
Property and equipment, gross		48,015	47,126
Accumulated depreciation and amortization		(21,132)	(20,823)
Total property and equipment, net		$26,883	$26,303

Depreciation expense was $7.4 million and $7.3 million for the years ended December 31, 2024 and 2023, respectively.

5. Goodwill and Investments and Other Assets, Net

Goodwill

We performed an annual qualitative test for goodwill impairment in the fourth quarter of the years ended December 31, 2024 and 2023 and determined that goodwill was not impaired. Goodwill was $31.9 million as of December 31, 2024 and 2023.

Investments and Other Assets, Net

Investments and other assets, net represents Gaia’s investments in entities for which we do not exercise significant influence or have significant ownership stake, as well as assets that are held for sale not in the ordinary course of business. Investments and other assets, net consist of the following as of December 31:

(in thousands)	2024	2023
Other assets	$5,540	$1,471
Other intangible assets, net	1,118	1,686
Investments and other assets, net	$6,658	$3,157

The following table represents our other intangible assets, net by major asset class as of the dates indicated, which are included in Investments and other assets, net on the accompanying consolidated balance sheets as of December 31:

(in thousands)	2024	2023
Amortizable Intangible Assets
Customer relationships	$2,000	$2,000
Accumulated amortization	(1,511)	(1,011)
Customer relationships, net	$489	$989

Tradenames	$270	$270
Accumulated amortization	(204)	(136)
Tradenames, net	$66	$134

Unamortized Intangible Assets
Domain names	$563	$563

Other intangible assets, net	$1,118	$1,686

The customer related intangible assets are amortized on a straight-line basis over 48 months. Amortization expense was $568 thousand and $568 thousand for 2024 and 2023, respectively. Weighted-average remaining useful life for these intangible assets is 12 months. Future amortization of our amortizable intangible assets as of December 31, 2024 is expected to be $555 thousand for the year ended December 31, 2025.

6. Accrued and Other Liabilities

Accrued and other liabilities consist of the following as of December 31:

(in thousands)	2024	2023
Accrued compensation	$1,758	$1,006
SEC settlement	—	560
Other accrued expenses	1,733	1,033
Accrued and other liabilities	$3,491	$2,599

7. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 8 to the consolidated financial statements, we leased the property pursuant to a master lease for a term extending through September 30, 2030, with two five-year extensions. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the lease term. At December 31, 2024, the weighted average remaining lease term was 5.75 years and the weighted average discount rate was 3.75%.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	As of December 31,
(in thousands)	2024	2023
Operating right-of-use asset, net	$5,454	$6,288

Operating lease liability, current portion	$839	$780
Operating lease liability, net of current portion	4,869	5,708
	$5,708	$6,488

	For the Year Ended December 31,
(in thousands)	2024	2023
Cash paid for operating lease liabilities	$1,001	$1,001

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $1.1 million for both 2024 and 2023. Future amortization of our lease liability as of December 31, 2024 is expected to be as follows:

(in thousands)
2025	$1,035
2026	1,064
2027	1,093
2028	1,123
2029	1,154
Thereafter	883
Future lease payments, gross	6,352
Less: Imputed interest	(644)
Operating lease liability	$5,708

8. Debt

On September 9, 2020, our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) sold a 50% undivided interest in a portion of our corporate campus to Westside Boulder, LLC (“Westside”). Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. Boulder Road received consideration of $13.2 million in the transaction.

On December 28, 2020, Boulder Road and Westside (“Borrower”) entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes. Additionally, the Credit Agreement requires Boulder Road to maintain a minimum Debt Service Ratio – Pre Distribution of 1.35 to 1.00 annually and a minimum Debt Service Ratio – Post Distribution of 1.15 to 1.00 annually. As of December 31, 2024 and December 31, 2023, the Borrower was in compliance with all related covenants.

On August 25, 2022 (the “Closing Date”), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10.0 million with a sublimit of $1.0 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permanent acquisitions or other investments. There were no outstanding borrowings as of December 31, 2024.

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

The aggregate outstanding amount of advances under the Credit Agreement is required to be $0 for at least 30 consecutive days during the period commencing on the 12-month anniversary of the Closing Date and ending on the 24-month anniversary of the Closing Date. The Company satisfied this requirement during 2023.

The Credit Agreement contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Credit Agreement requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 1.50 to 1.00 for any computation period. As of December 31, 2024 and December 31, 2023, the Borrower was in compliance with all related covenants.

Maturities on long-term debt, net are $5.80 million for the year ended December 31, 2025.

9. Commitments and Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2024 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The Company is subject to tax examinations for non-income taxes in foreign jurisdictions where it provides services to consumers residing in foreign jurisdictions. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from foreign tax authorities. An accrual for non-income tax liability is recognized for foreign jurisdictions when it is probable that a liability has been incurred and the non-income tax exposure can be reasonably estimated. For other foreign jurisdictions requiring non-income taxes, the Company has determined that the non-income tax exposure is reasonably possible. However, considering the Company is in early stages of the examination, and the Company's prior experience with foreign tax authorities, the Company is unable to reasonably estimate the amount of non-income tax exposure that may be incurred.

10. Loss Per Share

Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period (“Common stock equivalents”). Common stock equivalents consist of incremental shares issuable upon the assumed exercise of stock options and vesting of restricted stock units utilizing the treasury stock method. There were no common stock equivalents for 2024 and 2023. The computation of loss per share is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023

Loss per share, basic and diluted:
Net loss attributable to common shareholders	$(5,233)	$(5,802)
Shares used in computation:
Weighted-average common stock outstanding	23,335	21,501
Weighted-average number of shares	23,335	21,501
Loss per share, basic and diluted	$(0.22)	$(0.27)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders.:

	For the Year Ended December 31,
(in thousands)	2024	2023

Employee stock options and restricted stock units	1,485	1,762

11. Shareholders’ Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each holder of our Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common stock and our Class B common stock vote as a single class on all matters that are submitted to the shareholders for a vote, except as provided by law or as set forth in our charter. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman, holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 291,682 shares of Class A common stock. Consequently, our chairman holds approximately 75% of our voting stock and is able to exert substantial influence over and to control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

We have 50 million preferred shares authorized, with none issued and outstanding as of December 31, 2024 and 2023. Pursuant to our articles of incorporation, the Board of Directors can, at any time, and without stockholder approval, issue one or more new series of preferred stock, with such designations, preferences, limitations and relative rights as shall be expressed in articles of amendment, however, the Board of Directors shall not issue or authorize any voting preferred stock without the consent or approval of a majority of the Class B common stock.

Our Class A common stock and our Class B common stock are entitled to receive dividends, if any, as may be declared by our board of directors out of legally available funds. No dividends were declared in 2024 or 2023. In the event of a liquidation, dissolution or winding up of Gaia, our Class A common stock and our Class B common stock are entitled to share ratably in our assets remaining after the payment of all of our debts and other liabilities. Holders of our Class A common stock and our Class B common stock have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to our Class A common stock or our Class B common stock.

Our Class B common stock may not be transferred unless converted into our Class A common stock. Shares of our Class B common stock are convertible one-for-one into shares of our Class A common stock, at the option of the holder of the Class B common stock.

During 2024 and 2023, we issued shares of our Class A common stock as shown in the table below under our 2019 Long-Term Incentive Plan (the “2019 Plan”) and the 2009 Long-Term Incentive Plan (the “2009 Plan”).

	For the Years Ended December 31,
	2024	2023
Shares issued to independent directors for vesting of restricted stock units issued for services rendered, in lieu of cash compensation	56,035	45,268
Shares issued to employees upon exercise of stock options, vesting of restricted stock units, and employee stock purchase program	197,546	29,991

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

As of December 31, 2024, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common stock	5,400,000
Reserved under the ESPP (note 12)	205,954
Stock options outstanding under the 2009 Plan	197,846
Restricted stock units outstanding under the 2009 Plan	—
Restricted stock units outstanding under the 2019 Plan	1,286,991
Total shares reserved for future issuance	7,090,791

12. Share-Based Compensation

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

In 2015, we commenced issuing restricted stock units (“RSUs”). The RSUs entitle the recipient to receive one share of Class A common stock for each RSU upon vesting. The RSUs are issued with cliff vesting in five years for employees and one year for directors, provided that the recipient is still an employee or director of Gaia on such date. The RSUs will be automatically forfeited and of no further force and effect if the vesting conditions are not met. We value our RSUs using the market price of our common stock on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of options granted during the year. No options were granted during 2024 or 2023. The exercise price of our legacy outstanding options is generally equal to the closing market price of our stock at the date of the grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which are generally five years for employees, and one year for board members.

The table below presents a summary of activity under the 2009 Plan and the 2019 Plan, as of December 31, 2024, and changes during the year then ended:

		Stock Options				Restricted Stock Units
(in thousands, except share and per share amounts)	Number of Shares Available for issuance Under the Plan	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	295,724	222,846	$8.19	2.6	$—	1,539,171	$5.70
Restricted stock unit grants	(58,653)		—			58,653	4.20
Exercised options		—
Restricted stock unit vesting	(60,743)		—			(238,144)	11.29
Cancelled or forfeited restricted stock units and options	67,689	(25,000)	7.02			(72,689)	4.46
Outstanding at December 31, 2024	244,017	197,846	$8.33	1.9	$—	1,286,991	$4.63
Exercisable options at December 31, 2024		197,846	$8.33	1.9	$—

The table below presents our outstanding RSUs by vest date:

Vest Date	RSUs
May 20, 2025	31,465
January 1, 2026	4,708
March 15, 2026	157,220
March 31, 2026	283,872
March 31, 2027	32,491
March 15, 2028	592,827
April 1, 2028	157,220
August 19, 2029	27,188
1,286,991

During 2024 and 2023, we recognized approximately $1.3 million and $1.1 million, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our consolidated statements of operations. The total income tax impact on provision was $0.8 million and $1.2 million, for 2024 and 2023, respectively. There were no options exercised during 2024 or 2023. We issue new shares upon the exercise of options and vesting of RSUs.

As of December 31, 2024, there was $2.6 million of unrecognized cost related to non-vested share-based compensation arrangements granted under the 2009 and 2019 Plans. We expect that cost to be recognized over a weighted-average period of 2.66 years.

13. Income Taxes

The source of income before income taxes are as follows:

(in thousands)	2024	2023
Domestic	$(5,781)	$(5,535)
Foreign	349	—
	$(5,432)	$(5,535)

Our income tax (benefit) expense is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2024	2023
Current:
Federal	$—	$—
State	6	7
Foreign	10
Total current	16	7
Deferred:
Federal	(128)	49
State	7	4
	70
Total deferred	(50)	53
Income tax (benefit) expense	$(34)	$60

The income tax (benefit) expense differs from the tax expense that would result by applying the statutory federal income tax rate to loss before taxes is due to the following:

	For the Years Ended December 31,
(in thousands)	2024	2023
Expected federal income tax benefit at statutory rate of 21% in 2024 and 2023	$(1,141)	$(1,163)
Effect of permanent other differences	1	(359)
Goodwill	(645)	—
Return to provision adjustments	(60)	(123)
State income tax expense (benefit), net of federal benefit tax assets	560	(6)
Valuation allowance	883	1,711
Other	369
Income tax (benefit) expense	$(34)	$60

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets (liabilities) are as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforward	$18,254	$17,852
Long-term lease	1,127	1,284
Stock-based compensation	888	1,246
Equity method investment	839	816
Other	654	251
Tax credits	296	300
Legal accrual	—	172
Deferred tax assets before valuation allowance	22,057	21,921
Valuation allowance	(18,710)	(17,826)
Deferred tax assets, net of valulation allowance	3,348	4,095

Deferred tax liabilites:
Depreciation and amortization	(2,516)	(3,231)
Right of use lease asset	(1,262)	(1,415)
Deferred Revenue	(70)
Total deferred tax liabilites	(3,848)	(4,646)

Net deferred tax asset/(liability)	$(501)	$(551)

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. We determined that a valuation allowance against our deferred tax assets of $18.7 million and $17.8 million for 2024 and 2023, respectively, was necessary due to the cumulative loss incurred over a four-year period. We have federal and state net operating loss carryforwards of approximately $83.9 million and $29.5 million, respectively, of which $7.8 million in federal net operating losses expire after 2037. Net operating losses generated in 2018 and beyond do not expire. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) is a stimulus bill which was in response to economic consequences of the COVID-19 pandemic. The CARES Act provided an employee retention credit, which is a refundable tax credit against certain employment taxes. During the second half of 2023, we recorded $1.75 million related to the employee retention credit in Selling and operating expenses in the consolidated statements of operations with a related receivable balance from the United States government related to the CARES Act, which is recorded in Prepaid expenses and other current assets on our consolidated balance sheets.

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

We operate in a number of tax jurisdictions and are subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain In accordance with ASC Topic 740, we recognize the benefits of uncertain tax positions in our consolidated financial statements only after determining that it is more likely than not that the uncertain tax positions will be sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2024	$—
Additions for tax positions related to the current year	50
Balance at December 31, 2024	$50

In the normal course of business, we are subject to examination by taxing authorities in U.S. Federal and U.S. state jurisdictions. The period subject to examination for our federal return is tax year 2019 and later. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust the provision for income tax in the period such resolution occurs.

14. Equity Method Investment

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

15. Segment Information and Geographic Information

As discussed in Note 2, our chief operating decision maker reviews operating results on a consolidated basis and we, therefore, have one reportable segment.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(in thousands, except per share data)	2024	2023
Revenues, net	$90,363	$80,423
Cost of revenues	12,553	11,629
Gross profit	77,810	68,794
Operating Expenses:
Selling and operating	75,982	67,156
Corporate, general and administration	7,761	6,205
Total operating expenses	83,743	73,361
Loss from operations	(5,933)	(4,567)
Equity method investment loss	—	(501)
Interest and other income (expense), net	501	(467)
Loss before income taxes	(5,432)	(5,535)
Income tax (benefit) expense	(34)	60
Net loss	$(5,398)	$(5,595)
Net (loss) income attributable to noncontrolling interests	$(165)	$207
Net loss attributable to common shareholders	$(5,233)	$(5,802)

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia based on the billing location of the member.

The following represents geographical data for our operations:

	For the Years Ended December 31,
(in thousands)	2024	2023
Revenue:
United States	$50,252	$44,104
International	40,111	36,319
	$90,363	$80,423

16. Igniton Transactions

In April 2024, the Company entered into a series of transactions with its subsidiary, Igniton, Inc., a Colorado corporation (“Igniton”), and a third-party entity to purchase a royalty free perpetual license for a total of $16.2 million of consideration comprised of $10.2 million of cash, $5.0 million of common stock of Igniton and $1.0 million of the Company’s equity security investment in Telomeron (the “License Purchase”). The license allows the Company to utilize the technology developed by the third party. This license is being recorded within the Technology license, net line item on the consolidated balance sheets.

The License Purchase was funded through an equity financing through Igniton, which raised $6.8 million of cash, $5.0 million in Igniton stock issuance from third-party investors and $4.0 million investment from Gaia.

Technology license, net consists of the following as of December 31, 2024:

(in thousands)	December 31, 2024

Technology license	$16,156
Accumulated amortization	(606)
Technology license, net	$15,550

On April 18, 2024, Igniton, and subsidiary of the Company, closed a sale of 2,750,000 shares of Igniton common stock (the “Igniton Shares”) to certain funds managed by AWM Investment Company, Inc. (“AWM”) for total net proceeds of approximately $3.2 million. Igniton’s total proceeds included an approximately $0.4 million premium that was passed to the Company in exchange for the issuance to AWM of a non-transferable right granting AWM a one-time ability to sell the Igniton Shares to the Company for the total net proceeds paid (the “Option”), payable at the Company’s option, in cash or shares of the Company’s Class A common stock having a value per share equal to the trailing 5-day average Volume-Weighted Average Price prior to the exercise of the Option. The amounts have been recorded within Additional paid-in capital and Noncontrolling interests within the Condensed Consolidated Statements of Changes in Equity.

The following schedule discloses the effects of changes in the Company’s ownership of Igniton on the Company’s equity as a result of the Igniton's sale of shares to AWM for the period presented:

For the Year Ended
(in thousands)	December 31, 2024

Net income attributable to Gaia, Inc. shareholders	$(5,233)
Change in Gaia’s paid-in capital for sale of Igniton Shares, net of issuance costs	(911)
Net transfers from non-controlling interest	(911)
Change from net income attributable to Gaia, Inc. shareholders and transfers from Noncontrolling Interest	$(6,144)

17. Subsequent Events

Management evaluated events occurring subsequent to December 31, 2024 through March 10, 2025 and, other than as noted below, determined that no material recognizable subsequent events occurred.

Class A Common Stock Offering

In February 2025, we entered into an underwriting agreement with Roth Capital Partners, LLC and Lake Street Capital Markets, LLC (the “Underwriters”) relating to the offer and sale of 1,600,000 shares of our Class A common stock ($0.0001 par value) (the “Shares”). We sold the Shares to the Underwriters at the public offering price of

$5.00 per share, less underwriting discounts and commissions, resulting in net proceeds of $7.4 million. The offering was made pursuant to a registration statement on Form S-3. We provided a 45-day option to the Underwriters to purchase up to an additional 240,000 Shares at $5.00 per share, less underwriting discounts and commissions (the “Over-Allotment Option”). On March 7, 2025, the Underwriters elected to waive the right to exercise the Over-Allotment Option.

On March 7, 2025, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses, which represented $1.1 million and $0.7 million of revenue for the years ended December 31, 2024 and 2023, respectively. This matter will be reflected in the Q1 2025 financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were effective at a reasonable assurance level. Management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Limitations on the Effectiveness of Controls

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 does not apply to smaller reporting companies.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As reported in the Company’s Form 10-Q for the quarters ending September 30, 2024, June 30, 2024, March 31, 2024 and Annual Report on Form 10-K dated March 29, 2024 for the year ended December 31, 2023, we previously identified material weaknesses in our internal control over financial reporting due to design deficiencies involving (i) appropriate technical accounting and financial reporting capabilities to properly record in our consolidated financial statements certain complex or unusual transactions and (ii) inadequate financial close and reporting processes due to insufficient analysis of certain accounts and inadequate financial reporting systems. To remediate these material weaknesses, management hired a new VP of Finance and Technical Accounting; and a new Corporate Controller with heightened technical accounting capabilities; designed and implemented new internal controls designed to address the accounting for certain key accounts and financial close and reporting processes including enhanced review controls, financial close checklists and enhancing access to accounting training and literature; and engaged external resources for additional technical accounting assistance and utilized in house knowledge to challenge assumptions and conclusions reached by those specialists throughout the fiscal year ending December 31, 2024.

Management tested its new internal controls over financial reporting related to its remediation efforts described above that materially affected, or are reasonably likely to materially affect, internal control over financial reporting and found them to be designed, implemented and operating effectively for a reasonable period of time.

Management has completed the execution of its remediation plans and remediated the material weaknesses in internal control over financial reporting that were reported as of December 31, 2023. Management believes the Company concluded the year ended December 31, 2024 with the appropriate level of resources and technical accounting expertise in accounting, finance, financial reporting and tax departments. Based on the actions taken, as well as the evaluation of the design, implementation, and operating effectiveness of the new controls, our management determined the material weaknesses noted above have been remediated as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Our management concluded that, as of December 31, 2024 our internal control over financial reporting was effective.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The remaining information required by this item will be included in our definitive proxy statement of our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.

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

Insider Trading Policy

Gaia has an insider trading policy governing the purchase, sale and/or other dispositions of the company’s securities (and related derivative securities) that applies to all Gaia personnel, including directors, officers, employees, and other covered persons, as well as Gaia itself. Gaia also follows procedures for the repurchase of its securities. Gaia believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. The foregoing summary of Gaia’s insider trading policy and procedures does not purport to be complete and is qualified by reference to the Insider Trading Policy filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

See Part II, Item 5 for information regarding securities authorized for issuance under our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.
Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Annual Report on Form 10-K in Item 8 of Part II.

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

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of Gaia, Inc., dated July 14, 2016 (incorporated by reference to Exhibit 3.3 of Gaia’s Form 10-Q filed August 9, 2016).
3.4	Amended and Restated Bylaws of Gaia, Inc. (incorporated by reference to Exhibit 3.1 of Gaia’s Form 8-K filed May 1, 2023).
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of Gaia, Inc., effective May 20, 2024 (incorporated by reference to Exhibit 3.1 of Gaia’s Form 8-K filed May 21, 2024).
4.1	Form of Gaia, Inc. Stock Certificate (incorporated by reference to Exhibit 4.1 of Gaia’s Form S-8 filed April 29, 2019).
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

10.13

Credit and Security Agreement by and among Gaia, Inc., as Borrower, The Subsidiary Guarantors from time to time party hereto, and KeyBank National Association, as Lender (incorporated by reference to Exhibit 10.1 of Gaia’s Form 8-K filed August 26, 2022 (No. 000-27517)).

19	Insider Trading Policy of Gaia, Inc.
21.1	List of Gaia, Inc. Subsidiaries (filed herewith).
23.1	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Gaia, Inc. Compensation Recovery Policy, adopted November 20, 2023.

101

The following financial statements and notes from the Gaia, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 10, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; (v); the Notes to Consolidated Financial Statements; (vi) the information in Part I, Item 1C Cybersecurity; and (vii) the information in Part II, Item 9B Other Information.

104	Cover Page Interactive Data File (the cover page from the Gaia, Inc. Annual Report on Form 10-K formatted as Inline XBRL and contained in Exhibit 101).

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
March 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Colquhoun James Colquhoun	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2025

/s/ Jirka Rysavy Jirka Rysavy	Chairman and Director	March 10, 2025

/s/ Kristin Frank Kristin Frank	Director	March 10, 2025

/s/ Keyur Patel Keyur Patel	Director	March 10, 2025

/s/ Paul Sutherland Paul Sutherland	Director	March 10, 2025

/s/ Anaa Udaybabu Anaa Udaybabu	Director	March 10, 2025

/s/ Ned Preston Ned Preston	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2025