Form 10-Q
period 2025-03-31
GAIA, INC
filed 2025-05-12
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2025
Class A Common Stock ($0.0001 par value)	19,672,638
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Condensed Consolidated Financial Statements

We have prepared our unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). While certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our condensed consolidated balance sheets as of March 31, 2025, the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of changes in equity for the three months ended March 31, 2025 and 2024, and condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for a full year or any future period. The consolidated balance sheets as of December 31, 2024 were derived from our annual audited consolidated financial statements included in our Annual Report on Form 10-K. These condensed consolidated financial statements have not been audited. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2024.

GAIA, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share data)	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,090	$5,860
Accounts receivable	5,631	5,560
Other receivables	1,810	1,809
Prepaid expenses and other current assets	3,626	2,513
Total current assets	24,157	15,742
Media library, net	38,927	38,987
Operating right-of-use asset, net	5,241	5,454
Property and equipment, net	26,371	26,883
Technology license, net	15,348	15,550
Investments and other assets, net	6,516	6,658
Goodwill	31,943	31,943
Total assets	$148,503	$141,217
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,315	$12,435
Accrued and other liabilities	2,899	3,491
Long-term debt, current portion (Note 4)	5,760	5,801
Operating lease liability, current portion	854	839
Deferred revenue	21,384	19,268
Total current liabilities	43,212	41,834
Operating lease liability, net of current portion	4,649	4,869
Deferred taxes, net	517	501
Total liabilities	48,378	47,204
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 19,672,638 and 18,066,942 shares issued, 19,607,651 and 18,001,955 shares outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	178,431	171,100
Accumulated deficit	(91,442)	(90,428)
Total Gaia, Inc. shareholders’ equity	86,992	80,675
Noncontrolling interests	13,133	13,338
Total equity	100,125	94,013
Total liabilities and equity	$148,503	$141,217

See accompanying notes to the unaudited condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024

Revenues, net	$23,840	$21,314
Cost of revenues	2,935	3,132
Gross profit	20,905	18,182
Operating expenses:
Selling and operating	20,022	17,407
Corporate, general and administration	1,897	1,629
Total operating expenses	21,919	19,036
Loss from operations	(1,014)	(854)
Interest and other expense, net	(136)	(108)
Loss before income taxes	(1,150)	(962)
Income tax (benefit) expense	48	—
Loss from continuing operations	(1,198)	(962)
Loss from discontinued operations	(21)	(9)
Net loss	(1,219)	(971)
Net (loss) income attributable to noncontrolling interests	(205)	74
Net loss attributable to common shareholders	$(1,014)	$(1,045)

Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.04)	$(0.05)
Discontinued operations	$—	$—
Basic loss per share	$(0.04)	$(0.05)
Diluted
Continuing operations (attributable to common shareholders)	$(0.04)	$(0.05)
Discontinued operations	$—	$—
Diluted loss per share	$(0.04)	$(0.05)
Weighted-average shares outstanding:
Basic	24,349	23,161
Diluted	24,349	23,161

See accompanying notes to the condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2024	23,401,955	$(90,428)	$3	$171,100	$13,338	$94,013
Issuance of Gaia, Inc. common stock in public offering	1,600,000	—	—	6,986	—	6,986
Issuance of Gaia, Inc. common stock for employee stock purchase plan	5,696	—	—	22	—	22
Share-based compensation	—	—	—	323	—	323
Net loss	—	(1,014)	—	—	(205)	(1,219)
Balance at March 31, 2025	25,007,651	$(91,442)	$3	$178,431	$13,133	$100,125

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2023	23,148,374	$(85,195)	$3	$170,695	$1,277	$86,780
Issuance of Gaia, Inc. common stock for employee stock purchase plan	7,444	—	—	14	—	14
Issuance of Gaia, Inc. common stock for RSU releases	4,708	—	—	—	—	—
Share-based compensation	—	—	—	335	—	335
Net (loss) income	—	(1,045)	—	—	74	(971)
Balance at March 31, 2024	23,160,526	$(86,240)	$3	$171,044	$1,351	$86,158

See accompanying notes to the condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(in thousands)	2025	2024

Cash flows from operating activities:
Net loss	$(1,219)	$(971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Media library amortization	2,589	2,455
Depreciation and amortization	2,148	2,011
Noncash operating lease expense	213	206
Share-based compensation expense	323	335
Additions to media library	(2,551)	(1,643)
Changes in operating assets and liabilities:
Accounts receivable	(71)	(627)
Other receivables	(1)	(57)
Prepaid expenses and other current assets	(1,250)	157
Accounts payable	(223)	(835)
Accrued and other liabilities	(776)	2,951
Deferred revenue	2,116	1,954
Net cash provided by operating activities	1,298	5,936
Cash flows from investing activities:
Additions to property and equipment	(1,030)	(1,073)
Net cash used in investing activities	(1,030)	(1,073)
Cash flows from financing activities:
Repayment of short-term debt	(5,046)	(44)
Proceeds from short-term borrowings	5,000	—
Proceeds from the issuance of common stock	7,008	14
Net cash provided by (used in) financing activities	6,962	(30)
Net change in cash, cash equivalents and restricted cash	7,230	4,833
Cash, cash equivalents and restricted cash, beginning of period	5,860	7,766
Cash, cash equivalents and restricted cash, end of period	$13,090	$12,599
Supplemental disclosure of cash flow information
Cash paid for interest	$137	$108
Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment in Accounts payable	$103	$165

See accompanying notes to the condensed consolidated financial statements.

Notes to condensed consolidated financial statements

References in this report to “we”, “us”, “our”, the “Company” or “Gaia” refer to Gaia, Inc. and its consolidated subsidiaries, unless we indicate otherwise. All textual currency references are expressed in thousands of U.S. dollars (unless otherwise indicated).

1. Organization, Nature of Operations, and Principles of Consolidation

Gaia, Inc. operates a global digital video subscription service and on-line community that strives to connect a unique and underserved member base. Our digital content library includes over 10,000 titles, with a growing selection of titles available in Spanish, German and French. Our members have unlimited access to this vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation-related content and more – 90% of which is exclusively available to our members for digital streaming on most internet-connected devices anytime, anywhere, commercial free.

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

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with GAAP, and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated. The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

Use of Estimates and Reclassifications

The preparation of the condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and disclosures. Although we base these estimates on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates.

We have made certain reclassifications to prior period amounts to conform to the current period presentations. As disclosed below, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses and, as such, we reclassed the results of operations for this business unit in our Condensed Consolidated Financial Statements for the three months ended March 31, 2024.

Discontinued Operations

On March 7, 2025, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses, which represented approximately $0.2 million and $0.4 million of revenue for the three months ended March 31, 2025 and 2024, respectively. We have presented the results of operations related to winding up this line of business as discontinued operations on the accompanying Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024. The following recently issued accounting pronouncements are being evaluated but have not yet been adopted.

In October 2023, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impact of adopting ASU 2023-06.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The Company applied ASU 2023-07 retrospectively to the earliest period presented. See Note 9 Segment and Geographic Information in the accompanying notes to the condensed consolidated financial statements for further detail.

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

3. Equity and Share-Based Compensation

During the three months ended March 31, 2025 and 2024, we recognized approximately $323 and $335, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during the three months ended March 31, 2025 or 2024.

Class A Common Stock Offering

In February 2025, we entered into an underwriting agreement with Roth Capital Partners, LLC and Lake Street Capital Markets, LLC (the “Underwriters”) relating to the offer and sale of 1,600,000 shares of our Class A common stock ($0.0001 par value) (the “Shares”). We sold the Shares to the Underwriters at the public offering price of $5.00 per share, less underwriting discounts and commissions, resulting in net proceeds of $7.0 million. The offering was made pursuant to a registration statement on Form S-3. We provided a 45-day option to the Underwriters to purchase up to an additional 240,000 Shares at $5.00 per share, less underwriting discounts and commissions (the “Over-Allotment Option”). On March 7, 2025, the Underwriters elected to waive the right to exercise the Over-Allotment Option.

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

On December 28, 2020, Boulder Road and Westside (“Borrower”) entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes. Additionally, the Credit Agreement requires Boulder Road to maintain a minimum Debt Service Ratio – Pre Distribution of 1.35 to 1.00 annually and a minimum Debt Service Ratio – Post Distribution of 1.15 to 1.00 annually. As of March 31, 2025 and December 31, 2024, the Borrower was in compliance with all related covenants.

On August 25, 2022 (the “Closing Date”), Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10 million with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permanent acquisitions or other investments. There were no outstanding borrowings as of March 31, 2025 and December 31, 2024.

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

The Credit Agreement contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Credit Agreement requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 1.50 to 1.00 for any computation period. As of March 31, 2025 and 2024, the Borrower was in compliance with all related covenants.

Maturities on long-term debt, net of current portion are $5.76 million for the year ended December 31, 2025.

5. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 4, we leased the property pursuant to a master lease for an initial term extending through September 30, 2030, with two five-year extensions. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the initial lease term. At March 31, 2025, the weighted average remaining lease term was 5.5 years and the weighted average discount rate was 3.75%.

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
	(unaudited)
Operating right-of-use asset, net	$5,241	$5,454

Operating lease liability, current portion	$854	$839
Operating lease liability, net of current portion	4,649	4,869
	$5,503	$5,708

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $265 and $265 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, and for the subsequent years ending December 31, future maturity is as follows:

(in thousands)
2025 (remaining)	$778
2026	1,064
2027	1,093
2028	1,123
2029	1,154
Thereafter	883
Future lease payments, gross	6,095
Less: Imputed interest	(592)
Operating lease liability	$5,503

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
	(unaudited)
Weighted-average common stock outstanding	24,349	23,161
Weighted-average number of shares	24,349	23,161

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
	(unaudited)
Employee stock options and RSUs	1,485	1,573
	1,485	1,573

7. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of March 31, 2025. As of March 31, 2025, our net operating loss carryforwards on a gross basis were $86.9 million and $29.5 million for federal and state, respectively.

8. Commitments and Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2025, and that can be reasonably estimated, are either reserved against or would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
	(unaudited)
Revenues, net	$23,840	$21,314
Cost of revenues	2,935	3,132
Gross profit	20,905	18,182
Operating expenses:
Selling and operating	20,022	17,407
Corporate, general and administration	1,897	1,629
Total operating expenses	21,919	19,036
Loss from operations	(1,014)	(854)
Interest and other expense, net	(136)	(108)
Loss before income taxes	(1,150)	(962)
Income tax (benefit) expense	48	—
Loss from continuing operations	(1,198)	(962)
Loss from discontinued operations	(21)	(9)
Net loss	(1,219)	(971)
Net (loss) income attributable to noncontrolling interests	(205)	74
Net loss attributable to common shareholders	$(1,014)	$(1,045)

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia based on the billing location of the member.

The following represents geographical data for our operations:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Revenue:
United States	$14,221	$12,146
International	9,619	9,168
	$23,840	$21,314

10. Igniton Transactions

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

Technology license, net consists of the following as of March 31, 2025:

(in thousands)	March 31, 2025

Technology license	$16,156
Accumulated amortization	(808)
Technology license, net	$15,348

On April 18, 2024, Igniton and subsidiary of the Company, closed a sale of 2,750,000 shares of Igniton common stock (the “Igniton Shares”) to certain funds managed by AWM Investment Company, Inc. (“AWM”) for total net proceeds of approximately $3.2 million. Igniton’s total proceeds included an approximately $0.4 million premium that was passed to the Company in exchange for the issuance to AWM of a non-transferable right granting AWM a one-time ability to sell the Igniton Shares to the Company for the total net proceeds paid (the “Option”), payable at the Company’s option, in cash or shares of the Company’s Class A common stock having a value per share equal to the trailing 5-day average Volume-Weighted Average Price prior to the exercise of the Option. The amounts have been recorded within Additional paid-in capital and Noncontrolling interests within the Condensed Consolidated Statements of Changes in Equity.

The following schedule discloses the effects of changes in the Company’s ownership of Igniton on the Company’s equity, as a result of the Igniton’s sale of shares to AWM for the periods presented:

Three Months Ended
(in thousands)	March 31, 2025

Net income attributable to Gaia, Inc. shareholders	$(1,014)
Change in Gaia’s paid-in capital for sale of Igniton Shares, net of issuance costs	—
Net transfers from non-controlling interest	—

Change from net income attributable to Gaia, Inc. shareholders and transfers from Noncontrolling Interest	$(1,014)

11. Subsequent Events

Management has evaluated and determined there were no subsequent events as of the filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact are forward looking statements that involve risks and uncertainties. When used in this discussion, we intend the words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “strive,” “target,” “will,” “would” and similar expressions as they relate to us to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Risks and uncertainties that could cause actual results to differ include, without limitation: our ability to attract new members and retain existing members; our ability to compete effectively, including for customer engagement with different modes of entertainment; maintenance and expansion of device platforms for streaming; fluctuation in customer usage of our service; fluctuations in quarterly operating results; service disruptions; production risks; general economic conditions; future losses; loss of key personnel; price changes; brand reputation; acquisitions; new initiatives we undertake; security and information systems; legal liability for website content; failure of third parties to provide adequate service; future internet-related taxes; our founder’s control of us; litigation; consumer trends; the effect of government regulation and programs; the impact of public health threats; and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our views only as of the date of this report. We undertake no obligation to update any forward-looking information.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
	(unaudited)
Revenues, net	$23,840	$21,314
Cost of revenues	2,935	3,132
Gross profit	20,905	18,182
Operating expenses:
Selling and operating	20,022	17,407
Corporate, general and administration	1,897	1,629
Total operating expenses	21,919	19,036
Loss from operations	(1,014)	(854)
Interest and other expense, net	(136)	(108)
Loss before income taxes	(1,150)	(962)
Income tax (benefit) expense	48	—
Loss from continuing operations	(1,198)	(962)
Loss from discontinued operations	(21)	(9)
Net loss	(1,219)	(971)
Net (loss) income attributable to noncontrolling interests	(205)	74
Net loss attributable to common shareholders	$(1,014)	$(1,045)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	(unaudited)
Revenues, net	100.0%	100.0%
Cost of revenues	12.3%	14.7%
Gross profit margin	87.7%	85.3%
Operating expenses:
Selling and operating	84.0%	81.7%
Corporate, general and administration	8.0%	7.6%
Total operating expenses	91.9%	89.3%
Loss from operations	(4.3)%	(4.0)%
Interest and other expense, net	(0.6)%	(0.5)%
Loss before income taxes	(4.8)%	(4.5)%
Income tax (benefit) expense	0.2%	0.0%
Loss from continuing operations	(5.0)%	(4.5)%
Loss from discontinued operations	(0.1)%	(0.0)%
Net loss	(5.1)%	(4.6)%
Net (loss) income attributable to noncontrolling interests	(0.9)%	0.3%
Net loss attributable to common shareholders	(4.3)%	(4.9)%

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Revenues, net. Revenues increased $2.5 million, or 12%, to $23.8 million during the three months ended March 31, 2025, compared to $21.3 million during the three months ended March 31, 2024. This was primarily driven by an increase in member count as well as improvements in Average Revenue Per User (“ARPU”) due to the increase in prices.

Cost of revenues. Cost of revenues decreased $0.2 million or 6.5% to $2.9 million during the three months ended March 31, 2025, compared to $3.1 million during the three months ended March 31, 2024, which primarily relates to the increase in revenues and revenue mix, offset by a one-time adjustment in royalty expense. Gross profit margin increased during the three months ended March 31, 2025 to 87.7% from 85.3% for the three months ended March 31, 2024 primarily due to improvements in ARPU and the one-time adjustment in royalty expense.

Selling and operating expenses. Selling and operating expenses increased $2.6 million, or 14.9%, to $20.0 million during the three months ended March 31, 2025, compared to $17.4 million for the three months ended March 31, 2024, driven primarily by an increase in marketing expense. As a percentage of net revenues, selling and operating expenses increased to 84.0% for the three months ended March 31, 2025 compared to 81.7% for the three months ended March 31, 2024.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.3 million, or 18.8% to $1.9 million for three months ended March 31, 2025 from $1.6 million for three months ended March 31, 2024. As a percentage of net revenues, these expenses increased to 8.0% for the three months ended March 31, 2025 from 7.6% for the three months ended March 31, 2024.

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

Our budgeted content and capital expenditures for the remainder of 2025 are expected to be between $11.0 million to $13.0 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate positive cash flows from operations in 2020 and have continued to generate cash flows from operations since. We expect to continue generating positive cash flows from operations during the remainder of 2025. We generated approximately $1.3 million in cash flows from operations during the three months ended March 31, 2025. As of March 31, 2025, our cash balance was $13.1 million.

As described in Note 4, during August 2022, we entered into a Credit Agreement with KeyBank, which provides for a revolving credit facility in an aggregate amount of up to $10.0 million. Funds from the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. As of March 31, 2025, there were no outstanding borrowings under the Credit Agreement.

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

Class A Common Stock Offering

In February 2025, we entered into an underwriting agreement with Roth Capital Partners, LLC and Lake Street Capital Markets, LLC (the “Underwriters”) relating to the offer and sale of 1,600,000 shares of our Class A common stock ($0.0001 par value) (the “Shares”). We sold the Shares to the Underwriters at the public offering price of $5.00 per share, less underwriting discounts and commissions, resulting in net proceeds of $7.0 million. The offering was made pursuant to a registration statement on Form S-3. We provided a 45-day option to the Underwriters to purchase up to an additional 240,000 Shares at $5.00 per share, less underwriting discounts and commissions (the “Over-Allotment Option”). On March 7, 2025, the Underwriters elected to waive the right to exercise the Over-Allotment Option.

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
	(unaudited)
Net cash provided by (used in):
Operating activities	$1,298	$5,936
Investing activities	(1,030)	(1,073)
Financing activities	6,962	(30)
Net change in cash	$7,230	$4,833

Operating activities. Cash flows provided by operations decreased approximately $4.6 million during the first three months of 2025 compared to the same period in 2024. The decrease was primarily driven by changes in earnings, timing of working capital, and other liabilities, which consisted of $4.0 million in equity financing that was used to fund the Igniton License Purchase in April 2024.

Investing activities. Cash flows used in investing activities was relatively flat during the first three months of 2025 compared to the same period in 2024 due to consistent spend on property and equipment.

Financing activities. Cash flows provided by financing activities increased $7.0 million compared to the same period in 2024 primarily due to proceeds from the issuance of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon its evaluation as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective at a reasonable assurance level. Management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 10, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.

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

Gaia, Inc.
(Registrant)

May 12, 2025	By:	/s/ James Colquhoun
Date		James Colquhoun
Chief Executive Officer
(Principal Executive Officer)

May 12, 2025	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)