Form 10-Q
period 2025-06-30
GAIA, INC
filed 2025-08-11
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2025
Class A Common Stock ($0.0001 par value)	19,709,325
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Condensed Consolidated Financial Statements

We have prepared our unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). While certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our condensed consolidated balance sheets as of June 30, 2025, the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of changes in equity for the three and six months ended June 30, 2025 and 2024, and condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for a full year or any future period. The consolidated balance sheet as of December 31, 2024, was derived from our annual audited consolidated financial statements included in our Annual Report on Form 10-K. These condensed consolidated financial statements have not been audited. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2024.

GAIA, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,924	$5,860
Accounts receivable	5,717	5,560
Other receivables	—	1,809
Prepaid expenses and other current assets	3,851	2,513
Total current assets	23,492	15,742
Media library, net	39,142	38,987
Operating right-of-use asset, net	5,026	5,454
Property and equipment, net	25,862	26,883
Technology license, net	15,146	15,550
Investments and other assets, net	6,370	6,658
Goodwill	31,943	31,943
Total assets	$146,981	$141,217
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,679	$12,435
Accrued and other liabilities	2,101	3,491
Long-term debt, current portion (Note 4)	5,719	5,801
Operating lease liability, current portion	869	839
Deferred revenue	21,069	19,268
Total current liabilities	43,437	41,834
Operating lease liability, net of current portion	4,427	4,869
Deferred taxes, net	526	501
Total liabilities	48,390	47,204
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 19,704,103 and 18,066,942 shares issued, 19,639,116 and 18,001,955 shares outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	178,944	171,100
Accumulated deficit	(93,243)	(90,428)
Total Gaia, Inc. shareholders’ equity	85,704	80,675
Noncontrolling interests	12,887	13,338
Total equity	98,591	94,013
Total liabilities and equity	$146,981	$141,217

See accompanying notes to the unaudited condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024

Revenues, net	$24,632	$21,856	$48,472	$43,169
Cost of revenues	3,285	3,385	6,220	6,518
Gross profit	21,347	18,471	42,252	36,651
Operating expenses:
Selling and operating	20,634	18,476	40,656	35,881
Corporate, general and administration	2,909	1,988	4,806	3,617
Total operating expenses	23,543	20,464	45,462	39,498
Loss from operations	(2,196)	(1,993)	(3,210)	(2,847)
Other income (expense), net	124	(144)	(12)	(252)
Loss before income taxes	(2,072)	(2,137)	(3,222)	(3,099)
Income tax expense	1	—	49	—
Loss from continuing operations	(2,073)	(2,137)	(3,271)	(3,099)
Gain (loss) from discontinued operations	26	(26)	5	(35)
Net loss	(2,047)	(2,163)	(3,266)	(3,134)
Net (loss) income attributable to noncontrolling interests	(246)	30	(451)	104
Net loss attributable to common shareholders	$(1,801)	$(2,193)	$(2,815)	$(3,238)

Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.07)	$(0.09)	$(0.11)	$(0.14)
Discontinued operations	$—	$—	$—	$—
Basic loss per share	$(0.07)	$(0.09)	$(0.11)	$(0.14)
Diluted
Continuing operations (attributable to common shareholders)	$(0.07)	$(0.09)	$(0.11)	$(0.14)
Discontinued operations	$—	$—	$—	$—
Diluted loss per share	$(0.07)	$(0.09)	$(0.11)	$(0.14)
Weighted-average shares outstanding:
Basic	25,022	23,372	24,686	23,267
Diluted	25,022	23,372	24,686	23,267

See accompanying notes to the condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2024	23,401,955	$(90,428)	$3	$171,100	$13,338	$94,013
Issuance of Gaia, Inc. common stock in public offering	1,600,000	—	—	6,986	—	6,986
Issuance of Gaia, Inc. common stock for employee stock purchase plan	5,696	—	—	22	—	22
Share-based compensation	—	—	—	323	—	323
Net loss	—	(1,014)	—	—	(205)	(1,219)
Balance at March 31, 2025	25,007,651	$(91,442)	$3	$178,431	$13,133	$100,125
Issuance of Gaia, Inc. common stock for RSU releases	31,465	—	—	—	—	—
Share-based compensation	—	—	—	513	—	513
Net loss	—	(1,801)	—	—	(246)	(2,047)
Balance at June 30, 2025	25,039,116	$(93,243)	$3	$178,944	$12,887	$98,591

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2023	23,148,374	$(85,195)	$3	$170,695	$1,277	$86,780
Issuance of Gaia, Inc. common stock for employee stock purchase plan	7,444	—	—	14	—	14
Issuance of Gaia, Inc. common stock for RSU releases	4,708	—	—	—	—	—
Share-based compensation	—	—	—	335	—	335
Net (loss) income	—	(1,045)	—	—	74	(971)
Balance at March 31, 2024	23,160,526	$(86,240)	$3	$171,044	$1,351	$86,158
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	220,505	—	—	327	—	327
Igniton activity	—	—	—	(809)	12,242	11,433
Net (loss) income	—	(2,193)	—	—	30	(2,163)
Balance at June 30, 2024	23,381,031	$(88,433)	$3	$170,562	$13,623	$95,755

See accompanying notes to the condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(in thousands)	2025	2024

Cash flows from operating activities:
Net loss	$(3,266)	$(3,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Media library amortization	5,194	4,924
Depreciation and amortization	4,217	4,193
Noncash operating lease expense	481	472
Share-based compensation expense	836	662
Additions to media library	(5,341)	(3,938)
Changes in operating assets and liabilities:
Accounts receivable	(157)	(895)
Other receivables	1,809	(712)
Prepaid expenses and other current assets	(1,232)	(413)
Accounts payable	1,060	1,892
Accrued and other liabilities	(1,820)	(1,072)
Deferred revenue	1,801	1,876
Net cash provided by operating activities	3,582	3,855
Cash flows from investing activities:
Additions to property and equipment	(2,434)	(2,520)
Purchase of intangible assets	—	(10,000)
Net cash used in investing activities	(2,434)	(12,520)
Cash flows from financing activities:
Repayment of short-term debt	(5,092)	(4,089)
Proceeds from short-term borrowings	5,000	4,000
Proceeds from sale of subsidiary common stock, net of transaction costs	—	6,433
Proceeds from the issuance of common stock	7,008	14
Net cash provided by financing activities	6,916	6,358
Net change in cash and cash equivalents	8,064	(2,307)
Cash and cash equivalents, beginning of period	5,860	7,766
Cash and cash equivalents, end of period	$13,924	$5,459
Supplemental disclosure of cash flow information
Cash paid for interest	$218	$262
Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment in Accounts payable	$(184)	$(202)
Non-cash consideration paid for intangible assets	$—	$6,156

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

We have made certain reclassifications to prior period amounts to conform to the current period presentations. As disclosed below, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses and, as such, we reclassed the results of operations for this business unit in our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024.

Discontinued Operations

On March 7, 2025, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses, which represented approximately $237 and $225 of revenue for the three months ended June 30, 2025 and 2024, respectively and approximately $432 and $605 of revenue for the six months ended June 30, 2025 and 2024, respectively. We have presented the results of operations related to winding up this line of business as discontinued operations on the accompanying Condensed Consolidated Statements of Operations.

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

3. Equity and Share-Based Compensation

During the three months ended June 30, 2025 and 2024, we recognized approximately $513 and $327, respectively, of share-based compensation expense. During the first six months of 2025 and 2024, we recognized approximately $836 and $662, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during the three and six months ended June 30, 2025 or 2024.

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

On December 28, 2020, Boulder Road and Westside (“Borrower”) entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes. Additionally, the Credit Agreement requires Boulder Road to maintain a minimum Debt Service Ratio – Pre Distribution of 1.35 to 1.00 annually and a minimum Debt Service Ratio – Post Distribution of 1.15 to 1.00 annually. As of June 30, 2025 and December 31, 2024, the Borrower was in compliance with all related covenants.

On August 25, 2022, Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”), as amended by the Second Amendment thereto, dated July 29, 2025 (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10 million (which may be increased up to $15 million) with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes and permitted acquisitions. There were no outstanding borrowings as of June 30, 2025 and December 31, 2024.

Loans made, or letters of credit issued, under the Credit Agreement mature on August 25, 2028 and are secured (subject to permitted liens and other exceptions) by a first priority lien on all business assets, including intellectual property, of Gaia and the subsidiary guarantors.

The interest rate applicable to revolving loan advances is 1.75% per annum for advances that are Secured Overnight Financing Rate (“SOFR”) loans and 0.75% per annum for advances that are base rate loans.

The Credit Agreement contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Credit Agreement requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 2.00 to 1.00 for any computation period. As of June 30, 2025 and 2024, the Borrower was in compliance with all related covenants.

Maturities on long-term debt, net of current portion are $5.72 million for the year ended December 31, 2025.

5. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 4, we leased the property pursuant to a master lease for an initial term extending through September 30, 2030, with two five-year extensions. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the initial lease term. At June 30, 2025, the weighted average remaining lease term was 5.25 years and the weighted average discount rate was 3.75%.

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
	(unaudited)
Operating right-of-use asset, net	$5,026	$5,454

Operating lease liability, current portion	$869	$839
Operating lease liability, net of current portion	4,427	4,869
	$5,296	$5,708

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $268 and $265 for the three months ended June 30, 2025 and 2024, respectively, and $533 and $530 for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, and for the subsequent years ending December 31, future maturity is as follows:

(in thousands)
2025 (remaining)	$521
2026	1,064
2027	1,093
2028	1,123
2029	1,154
Thereafter	883
Future lease payments, gross	5,838
Less: Imputed interest	(542)
Total operating lease liability	$5,296

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Weighted-average common stock outstanding	25,022	23,372	24,686	23,267
Weighted-average number of shares	25,022	23,372	24,686	23,267

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Employee stock options and RSUs	2,247	(25)	2,247	1,548
	2,247	(25)	2,247	1,548

7. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of June 30, 2025. As of June 30, 2025, our net operating loss carryforwards on a gross basis were $92.1 million and $29.5 million for federal and state, respectively, of which $7.8 million in federal net operating losses expire in 2037. Net operating losses generated in 2018 and beyond do not expire.

8. Commitments and Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2025, and that can be reasonably estimated, are either reserved against or would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The Company is subject to tax examinations for non-income taxes in foreign jurisdictions where it provides services to consumers residing in foreign jurisdictions. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from foreign tax authorities. An accrual for non-income tax liability is recognized for foreign jurisdictions when it is probable that a liability has been incurred and the non-income tax exposure can be reasonably estimated. For other foreign jurisdictions requiring non-income taxes, the Company has determined that the non-income tax exposure is reasonably possible. However, considering the Company’s prior experience with foreign tax authorities, the Company is unable to reasonably estimate the amount of non-income tax exposure that may be incurred.

9. Segment and Geographic Information

Our chief operating decision maker, Kiersten Medvedich, Chief Executive Officer, reviews operating results on a consolidated basis and has determined that we have one reportable segment.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues, net	$24,632	$21,856	$48,472	$43,169
Cost of revenues	3,285	3,385	6,220	6,518
Gross profit	21,347	18,471	42,252	36,651
Operating expenses:
Selling and operating	20,634	18,476	40,656	35,881
Corporate, general and administration	2,909	1,988	4,806	3,617
Total operating expenses	23,543	20,464	45,462	39,498
Loss from operations	(2,196)	(1,993)	(3,210)	(2,847)
Interest and other expense, net	124	(144)	(12)	(252)
Loss before income taxes	(2,072)	(2,137)	(3,222)	(3,099)
Income tax expense	1	—	49	—
Loss from continuing operations	(2,073)	(2,137)	(3,271)	(3,099)
Loss from discontinued operations	26	(26)	5	(35)
Net loss	(2,047)	(2,163)	(3,266)	(3,134)
Net (loss) income attributable to noncontrolling interests	(246)	30	(451)	104
Net loss attributable to common shareholders	$(1,801)	$(2,193)	$(2,815)	$(3,238)

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia based on the billing location of the member.

The following represents geographical data for our operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue:
United States	$14,734	$12,390	$28,955	$24,536
International	9,898	9,466	19,517	18,633
	$24,632	$21,856	$48,472	$43,169

10. Igniton Transactions

In April 2024, the Company entered into a series of transactions with its majority owned subsidiary, Igniton, Inc., a Colorado corporation (“Igniton”), and a third-party entity to purchase a royalty free perpetual license for a total of $16.2 million of consideration comprised of $10.2 million of cash, $5.0 million of common stock of Igniton and $1.0 million of the Company’s equity security investment in Telomeron (the “License Purchase”). The license allows the Company to utilize the technology developed by the third party. This license is being recorded within the Technology license, net line item on the condensed consolidated balance sheets.

The License Purchase was funded through an equity financing through Igniton, which raised $6.8 million of cash, $5.0 million in Igniton stock issuance from third-party investors and $4.0 million investment from Gaia.

Technology license, net consists of the following as of June 30, 2025:

(in thousands)	June 30, 2025

Technology license	$16,156
Accumulated amortization	(1,010)
Technology license, net	$15,146

On April 18, 2024, Igniton closed a sale of 2,750,000 shares of Igniton common stock (the “Igniton Shares”) to certain funds managed by AWM Investment Company, Inc. (“AWM”) for total net proceeds of approximately $3.2 million. Igniton’s total proceeds included an approximately $0.4 million premium that was passed to the Company in exchange for the issuance to AWM of a non-transferable right granting AWM a one-time ability to sell the Igniton Shares to the Company for the total net proceeds paid (the “Option”), payable at the Company’s option, in cash or shares of the Company’s Class A common stock having a value per share equal to the trailing 5-day average Volume-Weighted Average Price prior to the exercise of the Option. The amounts have been recorded within Additional paid-in capital and Noncontrolling interests within the Condensed Consolidated Statements of Changes in Equity.

11. Subsequent Events

On July 29, 2025, Gaia entered into the Second Amendment to the Credit Agreement with KeyBank with improved financial terms. See Note 4. Debt for additional information.

During July 2025, Igniton raised $6.0 million of private common equity financing, including $2.0 million from Gaia. The Company has approximately two-thirds ownership interest and continues to consolidate Igniton. The proceeds from the financing are expected to be used by Igniton for product launch, general operating expenses and certain capital expenditures to support future growth.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues, net	$24,632	$21,856	$48,472	$43,169
Cost of revenues	3,285	3,385	6,220	6,518
Gross profit	21,347	18,471	42,252	36,651
Operating expenses:
Selling and operating	20,634	18,476	40,656	35,881
Corporate, general and administration	2,909	1,988	4,806	3,617
Total operating expenses	23,543	20,464	45,462	39,498
Loss from operations	(2,196)	(1,993)	(3,210)	(2,847)
Interest and other expense, net	124	(144)	(12)	(252)
Loss before income taxes	(2,072)	(2,137)	(3,222)	(3,099)
Income tax expense	1	—	49	—
Loss from continuing operations	(2,073)	(2,137)	(3,271)	(3,099)
Loss from discontinued operations	26	(26)	5	(35)
Net loss	(2,047)	(2,163)	(3,266)	(3,134)
Net (loss) income attributable to noncontrolling interests	(246)	30	(451)	104
Net loss attributable to common shareholders	$(1,801)	$(2,193)	$(2,815)	$(3,238)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.3%	15.5%	12.8%	15.1%
Gross profit margin	86.7%	84.5%	87.2%	84.9%
Operating expenses:
Selling and operating	83.8%	84.5%	83.9%	83.1%
Corporate, general and administration	11.8%	9.1%	9.9%	8.4%
Total operating expenses	95.6%	93.6%	93.8%	91.5%
Loss from operations	(8.9)%	(9.1)%	(6.6)%	(6.6)%
Interest and other expense, net	0.5%	(0.7)%	(0.0)%	(0.6)%
Loss before income taxes	(8.4)%	(9.8)%	(6.6)%	(7.2)%
Income tax expense	0.0%	0.0%	0.1%	0.0%
Loss from continuing operations	(8.4)%	(9.8)%	(6.7)%	(7.2)%
Loss from discontinued operations	0.1%	(0.1)%	0.0%	(0.1)%
Net loss	(8.3)%	(9.9)%	(6.7)%	(7.3)%
Net (loss) income attributable to noncontrolling interests	(1.0)%	0.1%	(0.9)%	0.2%
Net loss attributable to common shareholders	(7.3)%	(10.0)%	(5.8)%	(7.5)%

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Revenues, net. Revenues increased $2.7 million, or 12%, to $24.6 million during the three months ended June 30, 2025, compared to $21.9 million during the three months ended June 30, 2024. This was primarily driven by an increase in member count as well as improvements in Average Revenue Per User (“ARPU”) due to the increase in prices.

Cost of revenues. Cost of revenues decreased $0.1 million or 2.9% to $3.3 million during the three months ended June 30, 2025, compared to $3.4 million during the three months ended June 30, 2024, which primarily relates to the increase in revenues and revenue mix. Gross profit margin increased during the three months ended June 30, 2025 to 86.7% from 84.5% for the three months ended June 30, 2024 primarily due to improvements in ARPU.

Selling and operating expenses. Selling and operating expenses increased $2.1 million, or 11.4%, to $20.6 million during the three months ended June 30, 2025, compared to $18.5 million for the three months ended June 30, 2024, driven primarily by an increase in marketing expense. As a percentage of net revenues, selling and operating expenses decreased to 83.8% for the three months ended June 30, 2025 compared to 84.5% for the three months ended June 30, 2024.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.9 million to $2.9 million for three months ended June 30, 2025 from $2.0 million for three months ended June 30, 2024. As a percentage of net revenues, these expenses increased to 11.8% for the three months ended June 30, 2025 from 9.1% for the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Revenues, net. Revenues increased $5.3 million, or 12.3%, to $48.5 million during the six months ended June 30, 2025 compared to $43.2 million during the six months ended June 30, 2024. This was primarily driven by an increase in member count as well as improvements in ARPU due to an increase in prices.

Cost of revenues. Cost of revenues decreased $0.3 million or 4.6% to $6.2 million during the six months ended June 30, 2025, compared to $6.5 million during the six months ended June 30, 2024, which primarily relates to the increase in revenues and revenue mix, offset by a one-time adjustment in royalty expense. Gross profit margin increased during the six months ended June 30, 2025, to 87.2% from 84.9% for the six months ended June 30, 2024 primarily due to improvements in ARPU and the one-time adjustment in royalty expense.

Selling and operating expenses. Selling and operating expenses increased $4.8 million, or 13.4%, to $40.7 million during the six months ended June 30, 2025, compared to $35.9 million for the six months ended June 30, 2024, driven primarily by an increase in marketing expense. As a percentage of net revenues, selling and operating expenses increased to 83.9% for the six months ended June 30, 2025 compared to 83.1% for the six months ended June 30, 2024.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.2 million, or 33.3% to $4.8 million for the six months ended June 30, 2025 from $3.6 million for the six months ended June 30, 2024. As a percentage of net revenues, these expenses increased to 9.9% for the six months ended June 30, 2025 from 8.4% for the six months ended June 30, 2024.

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

Our budgeted content and capital expenditures for the remainder of 2025 are expected to be between $11.0 million to $13.0 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate positive cash flows from operations in 2020 and have continued to generate cash flows from operations since. We expect to continue generating positive cash flows from operations during the remainder of 2025. We generated approximately 3.6 million in cash flows from operations during the six months ended June 30, 2025. As of June 30, 2025, our cash balance was $13.9 million.

As described in Note 4, during August 2022, we entered into a Credit Agreement with KeyBank, which provides for a revolving credit facility in an aggregate amount of up to $10.0 million. Funds from the Credit Agreement are available for working capital and general corporate purposes, but not to fund any permitted acquisitions or other investments. As of June 30, 2025, there were no outstanding borrowings under the Credit Agreement.

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

During July 2025, Igniton raised $6.0 million of private common equity financing, including $2.0 million from Gaia, at an implied post-money valuation of approximately $106 million. This valuation is based on the terms of the private financing and does not represent a remeasurement of fair value under GAAP.The Company has approximately two-thirds ownership interest and continues to consolidate Igniton. The proceeds from the financing are expected to be used by Igniton for product launch, general operating expenses and certain capital expenditures to support future growth.

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

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net cash provided by (used in):
Operating activities	$2,284	$(2,081)	$3,582	$3,855
Investing activities	(1,404)	(11,447)	(2,434)	(12,520)
Financing activities	(46)	6,388	6,916	6,358
Net change in cash	$834	$(7,140)	$8,064	$(2,307)

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Operating activities. Cash flows provided by operations increased approximately $4.4 million during the three months ended June 30, 2025 compared to the same period in 2024. The increase was driven by changes in earnings, timing of working capital primarily from receiving the employee retention tax credit of approximately $1.7 million, and changes in other liabilities.

Investing activities. Cash flows used in investing activities decreased approximately $10.0 million during the three months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily driven by a technology license acquired by one of our subsidiaries during the three months ended June 30, 2024. Excluding the subsidiary technology license purchase from prior year, the cash flows from investing activities were relatively flat period over period.

Financing activities. Cash flows used in financing activities decreased $6.4 million during the three months ended June 30, 2025 compared to the same period in 2024 due to funding the license purchase from an equity financing through Igniton of $6.4 million, net during the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Operating activities. Cash flows provided by operations decreased $0.3 million during the six months ended June 30, 2025 compared to the same period in 2024.

Investing activities. Cash flows used in investing activities increased approximately $10.1 million during the six months ended June 30, 2025compared to the same period in 2024. The decrease was primarily driven by a technology license acquired by one of our subsidiaries during the three months ended June 30, 2024. Excluding the subsidiary technology license purchase from prior year, the cash flows from investing activities were relatively flat period over period.

Financing activities. Cash flows provided by financing activities increased $0.6 million during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to proceeds from the issuance of common stock of $7.0 million compared to funding the subsidiary technology license purchase from an equity financing through Igniton of $6.4 million, net during the three months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon its evaluation as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective at a reasonable assurance level. Management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 10, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gaia, Inc.
(Registrant)

August 11, 2025	By:	/s/ Kiersten Medvedich
Date		Kiersten Medvedich
Chief Executive Officer
(Principal Executive Officer)

August 11, 2025	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)