Form 10-Q
period 2025-09-30
GAIA, INC
filed 2025-11-04
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2025
Class A Common Stock ($0.0001 par value)	19,709,325
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Condensed Consolidated Financial Statements

We have prepared our unaudited Condensed Consolidated Financial Statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). While certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly, in all material respects, our Condensed Consolidated Balance Sheets as of September 30, 2025, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024. Operating results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for a full year or any future period. The Consolidated Balance Sheet as of December 31, 2024, was derived from our annual audited Consolidated Financial Statements included in our Annual Report on Form 10-K. These Condensed Consolidated Financial Statements have not been audited. The unaudited Condensed Consolidated Financial Statements contained herein should be read in conjunction with our annual audited Consolidated Financial Statements, including the notes thereto, for the year ended December 31, 2024.

GAIA, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share data)	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,162	$5,860
Accounts receivable	5,623	5,560
Other receivables	—	1,809
Prepaid expenses and other current assets	3,702	2,513
Total current assets	23,487	15,742
Media library, net	39,558	38,987
Operating right-of-use asset, net	4,809	5,454
Property and equipment, net	25,646	26,883
Technology license, net	14,945	15,550
Investments and other assets, net	8,666	6,658
Goodwill	33,982	31,943
Total assets	$151,093	$141,217
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,185	$12,435
Accrued and other liabilities	5,796	3,491
Long-term debt, current portion (Note 4)	5,667	5,801
Operating lease liability, current portion	884	839
Deferred revenue	19,289	19,268
Total current liabilities	44,821	41,834
Operating lease liability, net of current portion	4,203	4,869
Deferred taxes, net	526	501
Total liabilities	49,550	47,204
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 19,709,325 and 18,066,942 shares issued, 19,644,338 and 18,001,955 shares outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	180,663	171,100
Accumulated deficit	(94,396)	(90,428)
Total Gaia, Inc. shareholders’ equity	86,270	80,675
Noncontrolling interests	15,273	13,338
Total equity	101,543	94,013
Total liabilities and equity	$151,093	$141,217

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

GAIA, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024

Revenues, net	$24,984	$22,028	$73,456	$65,197
Cost of revenues	3,410	3,071	9,629	9,589
Gross profit	21,574	18,957	63,827	55,608
Operating expenses:
Selling and operating	20,578	18,106	61,233	53,987
Corporate, general and administration	2,237	2,013	7,043	5,630
Total operating expenses	22,815	20,119	68,276	59,617
Loss from operations	(1,241)	(1,162)	(4,449)	(4,009)
Other income (expense), net	22	(144)	9	(396)
Loss before income taxes	(1,219)	(1,306)	(4,440)	(4,405)
Income tax expense	12	—	61	—
Loss from continuing operations	(1,231)	(1,306)	(4,501)	(4,405)
(Loss) / gain from discontinued operations	(63)	(194)	(59)	(229)
Net loss	(1,294)	(1,500)	(4,560)	(4,634)
Net (loss) / income attributable to noncontrolling interests	(141)	(308)	(592)	(204)
Net loss attributable to common shareholders	$(1,153)	$(1,192)	$(3,968)	$(4,430)

Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.05)	$(0.04)	$(0.16)	$(0.18)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Basic loss per share	$(0.05)	$(0.05)	$(0.16)	$(0.19)
Diluted
Continuing operations (attributable to common shareholders)	$(0.05)	$(0.04)	$(0.16)	$(0.18)
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Diluted loss per share	$(0.05)	$(0.05)	$(0.16)	$(0.19)
Weighted-average shares outstanding:
Basic	25,044	23,404	24,805	23,312
Diluted	25,044	23,404	24,805	23,312

See accompanying notes to the Condensed Consolidated Financial Statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2024	23,401,955	$(90,428)	$3	$171,100	$13,338	$94,013
Issuance of Gaia, Inc. common stock in public offering	1,600,000	—	—	6,986	—	6,986
Issuance of Gaia, Inc. common stock for employee stock purchase plan	5,696	—	—	22	—	22
Share-based compensation	—	—	—	323	—	323
Net loss	—	(1,014)	—	—	(205)	(1,219)
Balance at March 31, 2025	25,007,651	$(91,442)	$3	$178,431	$13,133	$100,125
Issuance of Gaia, Inc. common stock for RSU releases	31,465	—	—	—	—	—
Share-based compensation	—	—	—	513	—	513
Net loss	—	(1,801)	—	—	(246)	(2,047)
Balance at June 30, 2025	25,039,116	$(93,243)	$3	$178,944	$12,887	$98,591
Issuance of Gaia, Inc. common stock for employee stock purchase plan	5,222	—	—	$19	—	19
Share-based compensation	—	—	—	360	—	$360
Igniton Activity	—	—	—	1,340	2,527	$3,867
Net loss	—	(1,153)	—	—	(141)	$(1,294)
Balance at September 30, 2025	25,044,338	$(94,396)	$3	$180,663	$15,273	$101,543

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2023	23,148,374	$(85,195)	3.000	$170,695	$1,277	$86,780
Issuance of Gaia, Inc. common stock for employee stock purchase plan	7,444	—	—	14	—	14
Issuance of Gaia, Inc. common stock for RSU releases	4,708	—	—	—	—	—
Share-based compensation	—	—	—	335	—	335
Net (loss) income	—	(1,045)	—	—	74	(971)
Balance at March 31, 2024	23,160,526	$(86,240)	$3	$171,044	$1,351	$86,158
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	220,505	—	—	327	—	327
Igniton activity	—	—	—	(809)	12,242	11,433
Net (loss) income	—	(2,193)	—	—	30	(2,163)
Balance at June 30, 2024	23,381,031	$(88,433)	$3	$170,562	$13,623	$95,755
Issuance of Gaia, Inc. common stock for employee stock purchase plan	7,993	—	—	18	—	18
Issuance of Gaia, Inc. common stock for RSU releases and share-based compensation	12,931	—	—	341	—	341
Igniton activity	—	—	—	(99)	(16)	(115)
Net loss	—	(1,192)	—	—	(308)	(1,500)
Balance at September 30, 2024	23,401,955	$(89,625)	$3	$170,822	$13,299	$94,499

See accompanying notes to the Condensed Consolidated Financial Statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2025	2024

Cash flows from operating activities:
Net loss	$(4,560)	$(4,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Media library amortization	7,823	7,465
Depreciation and amortization	6,136	6,327
Noncash operating lease expense	651	622
Share-based compensation expense	1,196	1,003
Additions to media library	(8,350)	(6,352)
Changes in operating assets and liabilities:
Accounts receivable	(46)	(1,124)
Other receivables	1,809	(142)
Prepaid expenses and other current assets	(461)	(525)
Accounts payable	750	1,371
Accrued and other liabilities	(764)	(1,252)
Deferred revenue	(276)	1,505
Net cash provided by operating activities	3,908	4,264
Cash flows from investing activities:
Additions to property and equipment	(4,361)	(3,881)
Purchase of investment	(2,000)	—
Purchase of intangible assets	—	(10,000)
Net cash used in investing activities	(6,361)	(13,881)
Cash flows from financing activities:
Repayment of short-term debt	(5,139)	(10,634)
Proceeds from short-term borrowings	5,000	10,500
Proceeds from sale of subsidiary common stock, net of transaction costs	3,867	6,317
Proceeds from the issuance of common stock	7,027	33
Net cash provided by financing activities	10,755	6,216
Net change in cash and cash equivalents	8,302	(3,401)
Cash and cash equivalents, beginning of period	5,860	7,766
Cash and cash equivalents, end of period	$14,162	$4,365
Supplemental disclosure of cash flow information
Cash paid for interest	$290	$403
Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment in Accounts payable	$—	$(164)
Non-cash consideration paid for intangible assets	$—	$6,156

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

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with GAAP, and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The unaudited Condensed Consolidated Financial Position, Results of Operations and Cash Flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

We have made certain reclassifications to prior period amounts to conform to the current period presentations. As disclosed below, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses and, as such, we reclassed the results of operations for this business unit in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024.

Discontinued Operations

On March 7, 2025, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses, which represented approximately $0.2 million, and $0.1 million of revenue for the three months ended September 30, 2025 and 2024, respectively and approximately $0.6 million and $0.7 million of revenue for the nine months ended September 30, 2025 and 2024, respectively. We have presented the results of operations related to winding up this line of business as discontinued operations on the accompanying Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024. The following recently issued accounting pronouncements are being evaluated but have not yet been adopted.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09.

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

Recently adopted accounting pronouncement

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

3. Equity and Share-Based Compensation

During the three months ended September 30, 2025 and 2024, we recognized approximately $0.4 million and $0.3 million, respectively, of share-based compensation expense. During the first nine months of 2025 and 2024, we recognized approximately $1.2 million and $1.0 million, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our Condensed Consolidated Statements of Operations. There were no options exercised during the three and nine months ended September 30, 2025 and 2024.

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

On December 28, 2020, Boulder Road and Westside (“Borrower”) entered into a loan agreement with First Interstate Bank, as lender, providing for a mortgage loan in the principal amount of $13.0 million. The mortgage bears interest at a fixed rate of 3.75% per annum, matures on December 28, 2025, is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. Westside and Boulder Road each received 50% of the loan proceeds and are each responsible for 50% of the monthly installments. Gaia guaranteed payment of the mortgage. The mortgage contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes. Additionally, the Credit Agreement requires Boulder Road to maintain a minimum Debt Service Ratio – Pre Distribution of 1.35 to 1.00 annually and a minimum Debt Service Ratio – Post Distribution of 1.15 to 1.00 annually. As of September 30, 2025 and December 31, 2024, the Borrower was in compliance with all related covenants.

On August 25, 2022, Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”), as amended by the Second Amendment thereto, dated July 29, 2025 (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10 million (which may be increased up to $15 million) with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes and permitted acquisitions. There were no outstanding borrowings as of September 30, 2025 and December 31, 2024.

Loans made, or letters of credit issued, under the Credit Agreement mature on August 25, 2028, and are secured (subject to permitted liens and other exceptions) by a first priority lien on all business assets, including intellectual property, of Gaia and the subsidiary guarantors.

The interest rate applicable to revolving loan advances is 1.75% per annum for advances that are Secured Overnight Financing Rate (“SOFR”) loans and 0.75% per annum for advances that are base rate loans.

The Credit Agreement contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Credit Agreement requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 2.00 to 1.00 for any computation period. As of September 30, 2025 and 2024, the Borrower was in compliance with all related covenants.

Maturities on long-term debt, net of current portion are $5.7 million for the year ended December 31, 2025.

5. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 4, we leased the property pursuant to a master lease for an initial term extending through September 30, 2030, with two five-year extensions. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the initial lease term. At September 30, 2025, the weighted average remaining lease term was 5 years and the weighted average discount rate was 3.75%.

Because the rate implicit in the lease is not readily determinable, we used our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
	(unaudited)
Operating right-of-use asset, net	4,809	$5,454

Operating lease liability, current portion	$884	$839
Operating lease liability, net of current portion	4,203	4,869
	$5,087	$5,708

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $268 and $266 for the three months ended September 30, 2025 and 2024, respectively, and $801 and $796 for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, and for the subsequent years ending December 31, future maturity is as follows:

(in thousands)
2025 (remaining)	$264
2026	1,064
2027	1,093
2028	1,123
2029	1,154
Thereafter	883
Future lease payments, gross	5,581
Less: Imputed interest	(494)
Total operating lease liability	$5,087

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Weighted-average common stock outstanding	25,044	23,404	24,805	23,312
Weighted-average number of shares	25,044	23,404	24,805	23,312

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Employee stock options and RSUs	2,253	(8)	2,253	1,540
	2,253	(8)	2,253	1,540

7. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of September 30, 2025. As of September 30, 2025, our net operating loss carryforwards on a gross basis were $93.8 million and $29.7 million for federal and state, respectively, of which $7.8 million in federal net operating losses expire in 2037. Net operating losses generated in 2018 and beyond do not expire.

8. Commitments and Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2025, and that can be reasonably estimated, are either reserved against or would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues, net	$24,984	$22,028	$73,456	$65,197
Cost of revenues	3,410	3,071	9,629	9,589
Gross profit	21,574	18,957	63,827	55,608
Operating expenses:
Selling and operating	20,578	18,106	61,233	53,987
Corporate, general and administration	2,237	2,013	7,043	5,630
Total operating expenses	22,815	20,119	68,276	59,617
Loss from operations	(1,241)	(1,162)	(4,449)	(4,009)
Interest and other expense, net	22	(144)	9	(396)
Loss before income taxes	(1,219)	(1,306)	(4,440)	(4,405)
Income tax expense	12	—	61	—
Loss from continuing operations	(1,231)	(1,306)	(4,501)	(4,405)
Loss from discontinued operations	(63)	(194)	(59)	(229)
Net loss	(1,294)	(1,500)	(4,560)	(4,634)
Net (loss) income attributable to noncontrolling interests	(141)	(308)	(592)	(204)
Net loss attributable to common shareholders	$(1,153)	$(1,192)	$(3,968)	$(4,430)

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia, which are determined based on the member's billing location.

The following represents geographical data for our operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue:
United States	$13,858	$12,363	$42,813	$36,899
International	11,126	9,665	30,643	28,298
	$24,984	$22,028	$73,456	$65,197

10. Goodwill and Investment and Other Assets, Net

Goodwill

We performed an annual qualitative test for goodwill impairment in the fourth quarter of the year ended December 31, 2024 and determined that goodwill was not impaired. Goodwill was $32 million as of December 31, 2024 and $34 million as of September 30, 2025.

On September 30, 2025, Gaia completed an acquisition of UTV L.L.C. (“UTV”), in accordance with ASC Topic 805 Business Combinations for a purchase price of $2.5 million, which was accrued for as a liability as of September 30, 2025, and will be settled in cash in subsequent periods, resulting in $2.0 million of goodwill which is expected to be deductible for tax purposes. The Company entered into this transaction to acquire content, expand market presence, increase member base, and market to a core growth audience focused on conscious lifestyle.

The following table presents unaudited pro forma revenue and earnings for the three and nine months ended September 30, 2025 and 2024 and are based on the individual historical results of UTV and Gaia, with adjustments to give effect as if the acquisition had occurred on January 1, 2024 after giving effect to certain adjustments, including the amortization of intangible assets and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Revenues, net	$25,528	$22,667	$75,244	$67,385
Net (loss) income	$(1,345)	$(1,620)	$(4,434)	$(5,356)

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 2024. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies and should not be construed as of representative of the operating results of the combined companies for any future dates or periods.

Investments and Other Assets, Net

Investments and other assets, net represents Gaia’s investments in entities for which we do not exercise significant influence or have significant ownership stake, as well as assets that are held for sale not in the ordinary course of business.

Other intangible assets, net include customer-related intangible assets amortized on a straight-line basis over 48 months and domain names.

Investments and other assets, net consist of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Other assets	$7,533	$5,540
Other intangible assets, net	1,133	1,118
Investments and other assets, net	$8,666	$6,658

On September 30, 2025, Gaia entered into a cost method investment for $2 million in accordance with ASC Topic 321. Following the close of the investment, the Company holds less than 10% ownership of the investee. The Company does not have significant influence over the investee as there is no representation on the investee’s board of directors, no participation in policy-making decisions, and no material intercompany transactions. The initial valuation of this investment will be made at historical cost and adjusted only for impairment or observable price changes from comparable transactions. No unrealized gain/loss will be recognized unless an observable transaction occurs. The investment will be subject to impairment testing and any permanent declines in value will be recognized in net income.

11. Igniton Transactions

In April 2024, the Company entered into a series of transactions through its majority owned subsidiary, Igniton, Inc., a Colorado corporation (“Igniton”), and a third-party entity to purchase a royalty free perpetual license for a total of $16.2 million of consideration comprised of $10.2 million of cash, $5.0 million of common stock of Igniton and $1.0 million of the Company’s equity security investment in Telomeron (the “License Purchase”). The license allows the Company to utilize the technology developed by the third party. This license is being recorded within the Technology license, net line item on the Condensed Consolidated Balance sheets.

The License Purchase was funded through an equity financing through Igniton, which raised $6.8 million of cash, $5.0 million in Igniton stock issuance from third-party investors and $4.0 million investment from Gaia.

Technology license, net consists of the following as of September 30, 2025:

(in thousands)	September 30, 2025

Technology license	$16,156
Accumulated amortization	(1,211)
Technology license, net	$14,945

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

During July 2025, Igniton raised $6.0 million of private common equity financing, including $2.0 million from Gaia. The Company has approximately two-thirds ownership interest and continues to consolidate its ownership interests in Igniton. The proceeds from the financing are expected to be used by Igniton for product launch, general operating expenses and certain capital expenditures to support future growth. The amounts have been recorded within Additional paid-in capital and Noncontrolling interests within the Condensed Consolidated Statements of Changes in Equity.

12. Subsequent Events

As of November 3, 2025, Management has evaluated and determined there were no subsequent events as of the filing of this Form 10-Q.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues, net	$24,984	$22,028	$73,456	$65,197
Cost of revenues	3,410	3,071	9,629	9,589
Gross profit	21,574	18,957	63,827	55,608
Operating expenses:
Selling and operating	20,578	18,106	61,233	53,987
Corporate, general and administration	2,237	2,013	7,043	5,630
Total operating expenses	22,815	20,119	68,276	59,617
Loss from operations	(1,241)	(1,162)	(4,449)	(4,009)
Interest and other expense, net	22	(144)	9	(396)
Loss before income taxes	(1,219)	(1,306)	(4,440)	(4,405)
Income tax expense	12	—	61	—
Loss from continuing operations	(1,231)	(1,306)	(4,501)	(4,405)
Loss from discontinued operations	(63)	(194)	(59)	(229)
Net loss	(1,294)	(1,500)	(4,560)	(4,634)
Net (loss) income attributable to noncontrolling interests	(141)	(308)	(592)	(204)
Net loss attributable to common shareholders	$(1,153)	$(1,192)	$(3,968)	$(4,430)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	13.6%	13.9%	13.1%	14.7%
Gross profit margin	86.4%	86.1%	86.9%	85.3%
Operating expenses:
Selling and operating	82.4%	82.2%	83.4%	82.8%
Corporate, general and administration	9.0%	9.1%	9.6%	8.6%
Total operating expenses	91.3%	91.3%	92.9%	91.4%
Loss from operations	(5.0)%	(5.3)%	(6.1)%	(6.1)%
Interest and other expense, net	0.1%	(0.7)%	0.0%	(0.6)%
Loss before income taxes	(4.9)%	(5.9)%	(6.0)%	(6.8)%
Income tax expense	0.0%	0.0%	0.1%	0.0%
Loss from continuing operations	(4.9)%	(5.9)%	(6.1)%	(6.8)%
Loss from discontinued operations	(0.3)%	(0.9)%	(0.1)%	(0.4)%
Net loss	(5.2)%	(6.8)%	(6.2)%	(7.1)%
Net (loss) income attributable to noncontrolling interests	(0.6)%	(1.4)%	(0.8)%	(0.3)%
Net loss attributable to common shareholders	(4.6)%	(5.4)%	(5.4)%	(6.8)%

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Revenues, net. Revenues increased $3.0 million, or 14%, to $25.0 million during the three months ended September 30, 2025, compared to $22.0 million during the three months ended September 30, 2024. The increase was primarily driven by improvements in Average Revenue Per User (“ARPU”) due to the increase in subscription prices as well as an increase in member count.

Cost of revenues. Cost of revenues increased $0.3 million or 9.7% to $3.4 million during the three months ended September 30, 2025, compared to $3.1 million during the three months ended September 30, 2024, which primarily relates to the increase in revenues and revenue mix. Gross profit margin increased during the three months ended September 30, 2025 to 86.4% from 86.1% for the three months ended September 30, 2024 primarily due to improvements in ARPU.

Selling and operating expenses. Selling and operating expenses increased $2.5 million, or 13.8%, to $20.6 million during the three months ended September 30, 2025, compared to $18.1 million for the three months ended September 30, 2024, driven primarily by an increase in marketing expense. As a percentage of net revenues, selling and operating expenses decreased to 82.4% for the three months ended September 30, 2025 compared to 82.2% for the three months ended September 30, 2024.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $0.2 million to $2.2 million for three months ended September 30, 2025 from $2.0 million for three months ended September 30, 2024. As a percentage of net revenues, these expenses decreased to 9.0% for the three months ended September 30, 2025 from 9.1% for the three months ended September 30, 2024. The increase was primarily driven by legal fees, contract services, and higher incentive compensation costs, expenses during the three months ended September 30, 2025.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Revenues, net. Revenues increased $8.3 million, or 12.7%, to $73.5 million during the nine months ended September 30, 2025 compared to $65.2 million during the nine months ended September 30, 2024. The increase was primarily driven by improvements in Average Revenue Per User (“ARPU”) due to the increase in prices as well as an increase in member count.

Cost of revenues. Cost of revenues remained flat at $9.6 million during the nine months ended September 30, 2025 and 2024. Gross profit margin increased during the nine months ended September 30, 2025, to 86.9% from 85.3% for the nine months ended September 30, 2024 primarily due to improvements in ARPU.

Selling and operating expenses. Selling and operating expenses increased $7.2 million, or 13.3%, to $61.2 million during the nine months ended September 30, 2025, compared to $54.0 million for the nine months ended September 30, 2024, driven primarily by an increase in marketing expense. As a percentage of net revenues, selling and operating expenses increased to 83.4% for the nine months ended September 30, 2025 compared to 82.8% for the nine months ended September 30, 2024.

Corporate, general and administration expenses. Corporate, general and administration expenses increased $1.4 million, or 25.0% to $7.0 million for the nine months ended September 30, 2025 from $5.6 million for the nine months ended September 30, 2024. As a percentage of net revenues, these expenses decreased to 9.6% for the nine months ended September 30, 2025 from 8.6% for the nine months ended September 30, 2024. The increase was primarily driven by legal fees, contract services, amortization expense, and increases in incentive compensation costs during the nine months ended September 30, 2025.

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

Our budgeted content and capital expenditures for the remainder of 2025 are expected to be between $4.0 million to $6.0 million which we intend to fund with cash flows generated from operations. These planned expenditures will be predominately utilized to expand our content library and build out the capabilities of our digital platforms. The planned expenditures are discretionary and, with our in-house production capabilities, we have the ability to scale expenditures based on the available cash flows from operations. We began to generate positive cash flows from operations in 2020 and have continued to generate cash flows from operations since. We expect to continue generating positive cash flows from operations during the remainder of 2025. We generated approximately $3.9 million in cash flows from operations during the nine months ended September 30, 2025. As of September 30, 2025, our cash balance was $14.2 million.

On August 25, 2022, Gaia, as borrower, and certain subsidiaries, as guarantors, entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”), as amended by the Second Amendment thereto, dated July 29, 2025 (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate amount of up to $10 million (which may be increased up to $15 million) with a sublimit of $1 million available for issuances of letters of credit. Borrowings under the Credit Agreement are available for working capital and general corporate purposes and permitted acquisitions. As of September 30, 2025, there were no outstanding borrowings under the Credit Agreement.

As described in Note 10, on September 30, 2025, Gaia entered into a cost method investment for $2 million according to ASC 321. The Company has less than 10% ownership and does not have significant influence over the investee as there is no representation on the investee's board of directors, no participation in policy-making decisions, and no material intercompany transactions. The initial valuation of this investment will be made at historical cost and adjusted only for impairment or observable price changes from comparable transactions. No unrealized gain/loss will be recognized unless an observable transaction occurs. The investment will be subject to impairment testing and any permanent declines in value will be recognized in net income.

As described in Note 11, in April 2024, the Company entered into a series of transactions with its subsidiary, Igniton, Inc., a Colorado corporation (“Igniton”), and a third-party entity to purchase a perpetual license for a total of $16.2 million of consideration comprised of $10.2 million of cash and $5.0 million of common stock of Igniton and $1.0 million of the Company’s equity security investment in Telomeron (the “License Purchase”). The license allows the Company to utilize the technology developed by the third party. This license is being recorded within the Technology license, net line item on the Condensed Consolidated Balance Sheets. The License Purchase was primarily funded through an equity financing through Igniton, which raised $6.8 million of cash and $5.0 million in Igniton stock issuance from third-party investors.

As described in Note 11, during July 2025, Igniton raised $6.0 million of private common equity financing, including $2.0 million from Gaia, at an implied post-money valuation of approximately $106 million. This valuation is based on the terms of the private financing and does not represent a remeasurement of fair value under GAAP. The Company has approximately two-thirds ownership interest and continues to consolidate Igniton. The proceeds from the financing are expected to be used by Igniton for product launch, general operating expenses and certain capital expenditures to support future growth.

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

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net cash provided by (used in):
Operating activities	$326	$409	$3,908	$4,264
Investing activities	(3,927)	(1,361)	(6,361)	(13,881)
Financing activities	3,839	(142)	10,755	6,216
Net change in cash	$238	$(1,094)	$8,302	$(3,401)

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Operating activities. Cash flows provided by operations decreased approximately $0.1 million during the three months ended September 30, 2025 compared to the same period in 2024. The decrease was driven by changes in earnings, timing of working capital and changes in other liabilities.

Investing activities. Cash flows used in investing activities increased approximately $2.6 million during the three months ended September 30, 2025 compared to the same period in 2024. The increase was primarily driven by investment purchases during the three months ended September 30, 2025.

Financing activities. Cash flows provided by financing activities increased $4.0 million during the three months ended September 30, 2025 compared to the same period in 2024 due to an equity raise related to Igniton of $3.9 million, net during the three months ended September 30, 2025.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Operating activities. Cash flows provided by operations decreased $0.4 million during the nine months ended September 30, 2025 compared to the same period in 2024.

Investing activities. Cash flows used in investing activities increased approximately $7.5 million during the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily driven by a technology license acquired by one of our subsidiaries during the nine months ended September 30, 2024.

Financing activities. Cash flows provided by financing activities increased $4.5 million during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to proceeds from the issuance of common stock of $7.0 million and proceeds from the sale of Igniton common stock of $3.9 million during the nine months ended September 30, 2025 compared to funding the subsidiary technology license purchase from an equity financing through Igniton of $6.4 million, net in 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon its evaluation as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective at a reasonable assurance level. Management, including our Chief Executive Officer and Chief Financial Officer, believes the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 10, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.

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

Gaia, Inc.
(Registrant)

November 3, 2025	By:	/s/ Kiersten Medvedich
Date		Kiersten Medvedich
Chief Executive Officer
(Principal Executive Officer)

November 3, 2025	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)