Form 10-K
period 2025-12-31
GAIA, INC
filed 2026-03-06
CIK 1089872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The NASDAQ Stock Market on June 30, 2025, was $78,410,000. The registrant does not have non-voting common equity.

The number of shares of each of the Registrant’s classes of common stock outstanding as of March 5, 2026 was 19,577,872 shares of Class A common stock and 5,400,000 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain portions of the definitive proxy statement for the registrant’s 2026 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

GAIA, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

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

Our mission is to create a transformational network that empowers a global conscious community. Content on our network is currently organized into four primary channels— Yoga, Transformation, Alternative Healing, and Seeking Truth— and delivered directly to our members through our streaming platform. We curate programming for these channels by producing original content on our lifestyle campus with a staff of media professionals. This original and owned content currently comprises over 75% of our members' viewing time. We complement our original and owned content through long-term licensing agreements. Over 98% of our titles are available worldwide.

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

Alternative Healing – Our Alternative Healing channel features content focused on food and nutrition, holistic healing, meditation, alternative and integrative medicines, and longevity. Blending modern science with cutting edge research around neuroplasticity, energy healing, aging, and wellness, this channel fuels our members’ pursuit of optimal health.

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

Gaia’s position in the streaming video landscape is firmly supported by its wide variety of exclusive and unique content and lifestyle events, which provides a complementary offering to other, mostly entertainment-based, streaming video services. Our original content is developed and produced in-house on our lifestyle campus near Boulder, Colorado. Over 90% of our content is available for streaming exclusively on Gaia to most internet-connected devices.

By offering exclusive and unique content over a streaming service, we believe we will be able to significantly expand our target member base. Gaia believes the current size of our potential target market can be defined as approximately 15% of streaming users that currently pay for a subscription streaming video service.

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

Proprietary and Curated Content – Proprietary and curated content lies at the core of our business model. Our media offerings introduce members to us and help establish Gaia as an authority in the conscious media market. Our original and owned content comprises approximately 80% of our members’ viewing time. Our licensed content has initial terms ranging predominately from 3 to 7.5 years. With the growth in demand for digital rights, we expect that our large library of produced and acquired content combined with our internal production capabilities, live events and community will be a key driver in our ability to grow efficiently and act as a hedge against the rising costs of digital rights.

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

Continuous Service Improvements – We have found that incremental improvements in our service and quality enhance our member satisfaction and retention. We have built our platform to optimize the speed and performance of streaming video playback, provide a unique and customized site experience for every member and provide the foundation for our expansion into foreign languages. We continue to refine our technology, user interfaces, recommendation algorithms and delivery infrastructure to improve the member experience as the underlying technology continues to evolve. We use AI to refine our technology, user interfaces, recommendation algorithms and delivery infrastructure to improve the member experience. Furthermore, we use AI to drive efficiency and productivity improvement for our corporate business processes.

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

Gaia+ Premium Membership and GaiaSphere – The GaiaSphere is a 300-person live event studio located on our campus in Colorado. With the opening of the GaiaSphere, we also launched the Gaia+ premium annual membership to allow for digital access to these exclusive events via live streaming and on demand. Through GaiaSphere and the Gaia+ premium offering, we have expanded our reach to a larger audience of talent that will contribute to our content library, as well as drive incremental revenue growth. Our Gaia+ offering consists of on-demand access to past events and the ability to participate via live streaming while events are happening.

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

AI Offerings - We continue to enhance and add to our offerings through new technological developments including the use of generative AI which is a rapidly evolving technology.

Marketing

We build awareness and demand for the Gaia brand through various channels focusing on mobile and video. Organic search, paid search, digital and social media, email marketing, influencer marketing, ambassador marketing, as well as various strategic partnerships make up our continually optimized portfolio of member acquisition and retention tools. Rejoining members are an important source of member additions, many of which come back to Gaia after receiving special communications via email or seeing our digital advertising for new content.

History

In 2013, we launched our streaming video service and focused our efforts on growing domestically and internationally by expanding our streaming content, enhancing our user interface and extending our streaming content to even more internet-connected devices.

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

Business Segments

We operate in a single reporting segment. Our revenues are primarily derived from subscription fees for services related to streaming content to our members. See Note 2, Summary of Significant Accounting Policies – Segment Information, and Note 14, Segment Information and Geographic Information, in the accompanying notes to our consolidated financial statements for further detail.

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

Human Capital

We view our employees and our culture as keys to our success. As of December 31, 2025, Gaia had 112 full time employees, all of which are located in the United States. None of our employees are covered by a collective bargaining agreement. We supplement our full-time employees with services provided by staffing organizations in other countries to support our customer service, content production and software engineering needs. We believe a critical component of our success is our company culture, which begins with hiring focused on our current member base. The majority of our current employees came to work at Gaia after discovering our content offering and have become passionate team members that continue to help expand the impact of our mission globally.

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

The market for streaming content is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of streaming content continue to develop at a fast pace. Through new and existing distribution channels, consumers are afforded various means for consuming streaming content. The various economic models underlying these differing means of streaming content delivery include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the streaming content market. Several competitors have longer operating histories, larger customer bases, and stronger brand recognition than we do and have significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology and marketing. New entrants may enter the market with unique service offerings or approaches to providing streaming content and other companies also may enter into business combinations or alliances that strengthen their competitive positions. In addition, new technological developments, including the development and use of generative artificial intelligence, are rapidly evolving. If we are unable to successfully compete with current and new competitors, programs and technologies, our business will be adversely affected and we may not be able to increase market share and revenues and/or achieve profitability.

We have had operating losses, and we cannot assure future profitability.

We reported net loss attributable to common shareholders of $(4.5) million in 2025 compared to net loss attributable to common shareholders of $(5.2) million in 2024. Additionally, we reported net losses during several prior years as a result of continued investment in member acquisition efforts to drive revenue growth. No assurance can be made that we will operate profitably in future periods and, if we do not, we may not be able to meet any future debt service requirements, working capital requirements, capital expenditure plans, production slate, acquisition plans or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Artificial intelligence (“AI”) technology may negatively impact our ability to attract and retain members; protect and monetize our streaming content and intellectual property; maintain and grow our revenue streams; avoid reputational harm; and involve other risks.

Recent advances in the use of AI may significantly alter the market for our streaming content and service. These technologies make it easier to access, duplicate, and distribute our streaming content, or otherwise generate output based on our streaming content, without authorization, fair compensation, or proper attribution. These technologies may reduce our online traffic and audience sizes, infringe our intellectual property rights, harm existing and potential new revenue streams, damage our brand, and adversely affect our business, financial condition, and results of operations. Our reputation may also be harmed if these technologies wrongly attribute inaccurate information to us. We seek to limit such threats; however, controlling unauthorized use of our streaming content and intellectual property is difficult and preventative measures implemented by us may not prevent misuse, misattribution, and infringement of our intellectual property. Although we do not believe these threats have been material to our businesses to date, we expect to continue to be subject to these threats and, as a result we may experience a negative impact on our business, results of operations and financial condition.

We may use AI in our business and operations, and challenges with properly managing its use could harm our business and expose us to costly liability.

We may incorporate AI technology in certain parts of our business operations. Our research and development of such technology remains ongoing. Our use of AI technologies carries inherent risks, and there can be no assurance that our use of AI will enhance our streaming content or service or achieve any improvements in innovation or efficiency. AI-related issues, deficiencies or failures could give rise to legal or regulatory action, including with respect to proposed legislation regulating AI or as a result of new applications of existing data protection, privacy, intellectual property and other laws. In addition, we could be exposed to liability as a result of any misuse of AI by our personnel while carrying out Company responsibilities. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. If we fail to properly manage our use of AI in our business and operations, our business could be harmed or we could be exposed to costly liability, which in turn could adversely affect our results of operations and financial condition.

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

Our systems may be subject to damage or interruption from adverse weather conditions, natural disasters, solar flares, public health issues such as pandemics or epidemics, national or international conflicts, including war, civil disturbances and terrorist attacks, rogue employees, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm these systems. Interruptions in these systems, or to the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver content to our members. Service interruptions, errors in our software or the unavailability of network or information systems used in our operations could diminish the overall attractiveness of our membership service to existing and potential members.

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

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations may involve risks that could adversely affect our business, including the following: the need to adapt our content and user interfaces for specific cultural and language differences, including licensing a certain portion of our content library before we have developed a full appreciation for its performance within a given territory; difficulties and costs associated with staffing and managing foreign operations; management distraction; international conflicts, including war, civil disturbances and terrorist attacks; political or social unrest and economic instability; public health issues such as pandemics or epidemics; compliance with U.S. anti-corruption laws, export controls and economic sanctions, including tariffs, and local laws prohibiting corrupt payments to government officials; unexpected changes in regulatory requirements; less favorable foreign intellectual property laws; adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain; fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk; profit repatriation and other restrictions on the transfer of funds; differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as credit and debit cards; new and different sources of competition; different and more stringent user protection, data protection, privacy and other laws; and availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

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

Mr. Rysavy holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 291,682 shares of Class A common stock. The shares of Class B common stock are convertible into shares of Class A common stock at any time. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Consequently, Mr. Rysavy holds approximately 74% of our voting stock and is able to exert substantial influence over and control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

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

We have implemented a comprehensive cybersecurity program designed to identify, assess, and mitigate potential threats and vulnerabilities, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Our cybersecurity program includes regular risk assessments, network monitoring, penetration testing and incident response protocols. We also provide regular, mandatory training to our personnel regarding cybersecurity threats to educate employees with effective tools and knowledge to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. Our Vice President of Operations/IT and his team work collaboratively across the Company and with our board of directors and management to maintain our cybersecurity program and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Our board of directors and management receive periodic cybersecurity updates from our Vice President of Information Technology, which may include recent material cybersecurity incidents and related responses, if any, changes to the risk landscape, and updates or changes to our cybersecurity program. The Company’s Vice President of Information Technology has served in various roles in information technology and information security at Gaia for over 18 years.

Our commitment to cybersecurity extends beyond our internal operations. We work closely with trusted third-party vendors and partners to ensure that they also meet our rigorous security standards. We utilize third-party cloud computing services as part of our global business operations. We also employ the use of third-party content delivery networks (“CDN”) to help us stream content in high volume to our members over the internet. Problems faced by Gaia or any of our third-party cloud computing or other network providers, involving technological or business-related disruptions, as well as cybersecurity threats, may have an adverse impact on the member experience.

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

On September 9, 2020, our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) sold a 50% undivided interest in a portion of our Colorado campus to Westside Boulder, LLC (“Westside”). Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. In connection with the transaction, Boulder Road and Westside leased the property pursuant to a master lease, which was amended effective December 8, 2025 (together, the “Lease Amendment”). The Lease Amendment, among other things, extended the term through September 30, 2035, with two five-year extensions. Gaia guaranteed Boulder Road’s obligations under the master lease. Our Colorado facility is subject to a $11.4 million mortgage loan agreement with KeyBank as lender, with a remaining balance of $11.4 million as of December 31, 2025.

Item 3. Legal Proceedings

In the normal course of business, we are subject to various legal proceedings and claims, including employment disputes, disputes on agreements, other commercial disputes and tax matters, including non-income tax matters. We record accruals that can be reasonably estimated for losses related to matters against us that we consider to be probable. In the opinion of management, based on available information, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2025 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “GAIA”. On March 5, 2026, we had 3,034 shareholders of record of our Class A common stock and one shareholder of record (Mr. Rysavy) of our Class B common stock.

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

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock at December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,273,791	$8.33	424,645
Equity compensation plans not approved by security holders	—	—	—
Total	2,273,791	$8.33	424,645

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

Results of Operations

The table below summarizes certain of our results for the periods indicated:

	Years ended December 31,
(in thousands, except per share data)	2025	2024
Revenues, net	$98,954	$89,296
Cost of revenues	12,795	12,434
Gross profit	$86,159	$76,862
Selling and operating	81,870	74,818
Corporate, general and administration	9,393	7,761
Loss from operations	(5,104)	(5,717)
Interest and other income, net	11	501
Loss before income taxes	(5,093)	(5,216)
Income tax expense (benefit)	192	(34)
Loss from continuing operations	(5,285)	(5,182)
Loss from discontinued operations	(103)	(216)
Net loss	$(5,388)	$(5,398)
Net loss attributable to noncontrolling interests	(894)	(165)
Net loss attributable to common shareholders	(4,494)	(5,233)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	Years ended December 31,
	2025	2024
Revenues, net	100.0%	100.0%
Cost of revenues	12.9%	13.9%
Gross profit margin	87.1%	86.1%
Operating expenses:
Selling and operating	82.7%	83.8%
Corporate, general and administration	9.5%	8.7%
Total operating expenses	92.2%	92.5%
Loss from operations	(5.2)%	(6.4)%
Other income, net	0.0%	0.6%
Loss before income taxes	(5.1)%	(5.8)%
Income tax expense (benefit)	0.2%	(0.0)%
Loss from continuing operations	(5.3)%	(5.8)%
Loss from discontinued operations	(0.1)%	(0.2)%
Net loss	(5.4)%	(6.0)%
Net loss attributable to noncontrolling interests	(0.9)%	(0.2)%
Net loss attributable to common shareholders	(4.5)%	(5.9)%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenues, net increased $9.7 million, or 10.9%, to $99.0 million during 2025, compared to $89.3 million during 2024. This was primarily driven by an increase in member count as well as an increase in Average Revenue Per User (“ARPU”).

Cost of revenues increased $0.4 million, or 3.2%, to $12.8 million during 2025 from $12.4 million during 2024, with gross profit margin of 87.1% in the current year compared to 86.1% in 2024. The increase in the cost of revenues is primarily related to timing of media library amortization. Gross profit margin increased during 2025 from 2024 primarily due to improvements in ARPU.

Selling and operating expenses increased $7.1 million, or 9.5%, to $81.9 million during 2025 from $74.8 million during 2024 and, as a percentage of revenues, decreased to 82.7% during 2025 from 83.8% during 2024. The increase was driven primarily by an increase in marketing expense.

Corporate, general and administration expenses increased by $1.6 million, or 20.5%, to $9.4 million during 2025 up from $7.8 million during 2024 and, as a percentage of net revenue, increased to 9.5% during 2025 from 8.7% during 2024. The increase was primarily driven by legal fees, customer acquisition costs and higher compensation costs during 2025.

Income tax expense (benefit) reflects a current year provision of $0.2 million compared to the prior year provision of $(0.0) million from income taxes due to an increase in the current and deferred tax liability.

Quarterly and Seasonal Fluctuations

The following tables set forth our unaudited results of operations for each of the quarters in 2025 and 2024. The unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. You should read this financial information in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

	Year 2025 Quarters Ended (Unaudited)
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$23,840	$24,632	$24,984	$25,498
Gross profit	20,905	21,347	21,574	22,333
Gross profit margin	87.7%	86.7%	86.4%	87.6%
Net loss	(1,219)	(2,047)	(1,294)	(828)
Net income attributable to noncontrolling interests	(205)	(246)	(141)	(302)
Net loss attributable to common shareholders	(1,014)	(1,801)	(1,153)	(526)
Loss per share
Basic
Basic (attributable to common shareholders)	$(0.04)	$(0.07)	$(0.05)	$(0.02)
Diluted (attributable to common shareholders)	$(0.04)	$(0.07)	$(0.05)	$(0.02)
Weighted average shares outstanding
Basic	24,349	25,022	25,044	24,994
Diluted	24,349	25,022	25,044	24,994

	Year 2024 Quarters Ended (Unaudited)
(in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues, net	$21,314	$21,856	$22,028	$24,099
Gross profit	18,182	18,471	18,957	21,254
Gross margin	85.3%	84.5%	86.1%	88.2%

Loss from continuing operations	(962)	(2,137)	(1,306)	(776)

Loss from discontinued operations	(9)	(26)	(194)	12
Net loss	(971)	(2,163)	(1,500)	(764)
Net income (loss) attributable to noncontrolling interests	74	30	(308)	39
Net loss attributable to common shareholders	(1,045)	(2,193)	(1,192)	(803)
Loss per share
Basic
Basic (attributable to common shareholders)	$(0.05)	$(0.09)	$(0.05)	$(0.03)
Discontinued operations	$—	$—	$(0.01)	$—
Basic loss per share	$(0.05)	$(0.09)	$(0.06)	$(0.03)

Diluted
Diluted (attributable to common shareholders)	$(0.05)	$(0.09)	$(0.05)	$(0.03)
Discontinued operations	$—	$—	$(0.01)	$—
Diluted loss per share	$(0.05)	$(0.09)	$(0.06)	$(0.03)
Weighted average shares outstanding
Basic	23,161	23,372	23,404	23,402
Diluted	23,161	23,372	23,404	23,402

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

Our media library is reviewed for impairment at the film group level when an event or change in circumstances indicates that the carrying amount of the film group may not be recoverable. Recoverability of the film group is measured by a comparison of the carrying amount of the film group to estimated discounted future cash flows expected to be generated by the film group. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value. No impairment charges were recorded during 2025 or 2024.

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. We have only one reporting unit; therefore, goodwill is assessed at the enterprise level. We review goodwill for impairment annually as of October 1 or more frequently if indicators of impairment are identified. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the estimated fair value of goodwill is less than its carrying amount. If the estimated fair value of goodwill exceeds its carrying amount, we consider the goodwill to not be impaired. If the carrying amount of goodwill exceeds its estimated fair value, we use both a comparable market approach and an income approach to test for potential impairment. The market approach follows the guideline public company method to establish valuation multiples for comparison. The income approach follows a traditional discounted cash flow model. Primary assumptions for each approach include revenue projections, operating expenses, discount rate, control premium, and terminal growth rate. Projections are dependent on management assumptions, which are partly based on the Company’s historical experience. The results of these approaches are evaluated against the Company’s market capitalization for reasonableness. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results. During 2025 and 2024, no impairment of goodwill was recognized.

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

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on the date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. Since 2019, we have granted restricted stock units, for which we utilize the market price of our common stock on the date of grant to estimate fair value. In May 2025, we awarded performance restricted-stock units (“PSUs”), for which we utilized the market price of our common stock on the date of grant to estimate fair value.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, capital expenditures related to acquisition and development of media content, development and marketing of our digital platforms, acquisitions of new businesses and other investments, replacements, expansions and improvements to our infrastructure and future growth. These capital requirements depend on numerous factors, including the rate of market acceptance of our offerings, our ability to expand our customer base, the cost of ongoing upgrades to our offerings, our expenditures for marketing and other factors. Additionally, we will continue to pursue opportunities to expand our media libraries, evaluate possible investments in businesses and technologies and increase our marketing as needed.

On December 19, 2025, Boulder Road and Westside (collectively, the “Borrower”) entered into a business loan agreement with KeyBank National Association (“KeyBank”), as lender, providing for a mortgage loan in the principal amount of $11.4 million (the “2025 Mortgage Loan”). The promissory note evidencing the 2025 Mortgage Loan bears interest at a fixed rate of 5.090% per annum, matures on December 19, 2030, and is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. The loan proceeds from the 2025 Mortgage Loan were used to refinance the 2020 Mortgage Loan. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The 2025 Mortgage Loan contains customary affirmative and negative covenants (each with customary exceptions) for loans of this type, including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes, and is fully guaranteed by Gaia. Additionally, the 2025 Mortgage Loan requires Boulder Road to maintain a minimum Debt Service Ratio – Pre Distribution of 1.35 to 1.00 annually and a minimum Debt Service Ratio – Post Distribution of 1.15 to 1.00 annually. As of December 31, 2025, the Borrower was in compliance with all related covenants. The 2025 Mortgage Loan has a remaining balance of $11.4 million as of December 31, 2025.

On December 28, 2020, the Borrower entered into a loan agreement with First Interstate Bank (formerly Great Western Bank), as lender, providing for a mortgage loan in the principal amount of $13.0 million (the “2020 Mortgage Loan”). The promissory note evidencing the 2020 Mortgage Loan bore interest at a fixed rate of 3.75% per annum, and was scheduled to mature on December 28, 2025 before being refinanced by the Borrower with the proceeds from the 2025 Mortgage Loan.

On July 25, 2025 (the “Closing Date”), the Company, entered into a Second Amendment to the Credit and Security Agreement (the “Amendment”) among the Company, the subsidiary guarantors party thereto, and KeyBank National Association (the “Lender”), which amends that certain Credit and Security Agreement, dated as of August 25, 2022 (as amended prior to the Closing Date, the “Prior Credit Agreement”), among the Company, the subsidiary guarantors from time to time party thereto, and the Lender.

The Amendment amended the Prior Credit Agreement to, among other things, (i) refinance and extend the prior revolving credit facility with a revolving credit facility in an aggregate principal amount of up to $10 million (which may be increased up to $15 million) that matures on August 25, 2028, the loan proceeds of which may be used for working capital, general corporate purposes, and permitted acquisitions, (ii) modify the interest rate applicable to revolving loan advances to 1.75% per annum for advances that are SOFR loans and 0.75% per annum for advances that are base rate loans and eliminate the 0.10% per annum SOFR index adjustment, and (iii) provide for a maximum leverage ratio of 2.00 to 1.00 for each computation period. Borrowings under the Amendment are available for working capital and general corporate purposes and permitted acquisitions. There was no outstanding balance as of December 31, 2025.

On August 25, 2022, the Company entered into the Prior Credit Agreement, which provided for a revolving credit facility in an aggregate amount of $10 million and was amended by the Amendment on July 25, 2025. There were no outstanding borrowings under the Prior Credit Agreement as of December 31, 2024.

On September 30, 2025, Gaia entered into a cost method investment in Orion Architect LLC (“Orion”) for $2 million according to ASC Topic 321. The Company has less than 10% ownership and does not have significant influence over the investee as there is no representation on the investee's board of directors, no participation in policy-making decisions, and no material intercompany transactions. The initial valuation of this investment will be made at historical cost and adjusted only for impairment or observable price changes from comparable transactions. No unrealized gain/loss will be recognized unless an observable transaction occurs. The investment will be subject to impairment testing and any permanent declines in value will be recognized in net income.

We began to generate positive cash flows from operations since 2020 and have continued to generate positive cash flows from operations each subsequent quarter. We expect to continue generating positive cash flows from operations during 2026. We generated approximately $5.7 million in cash flows from operations during 2025, which helped fund the ongoing investment in our content library and the technology platform we use to deliver the content to our members.

We intend to invest approximately 15%-20% of our revenues each year to support continued investment in our content library and technology platform. This spending is entirely discretionary in nature with no contractual commitments and due to our in-house production capabilities, we can scale our content investment based on the cash flows generated from operations if necessary to ensure we have sufficient liquidity to operate our business into the future. As of December 31, 2025, our cash balance was $13.5 million.

As described in Note 15, in April 2024, the Company entered into a series of transactions with its subsidiary, Igniton, Inc., a Colorado corporation (“Igniton”), and a third-party entity to purchase a perpetual license for a total of $16.2 million of consideration comprised of $10.2 million of cash and $5.0 million of common stock of Igniton and $1.0 million of the Company’s equity security investment in Telomeron (the “License Purchase”). The license allows the Company to utilize the technology developed by the third party. This license is recorded within the Technology license, net line item on the consolidated balance sheets. The License Purchase was primarily funded through an equity financing through Igniton, which raised $6.8 million of cash and $5.0 million in Igniton stock issuance from third-party investors.

During 2025, Igniton raised $7.4 million of private common equity financing, including $2.0 million from Gaia, at an implied pre-money valuation of approximately $100 million. This valuation is based on the terms of the private financing and does not represent a remeasurement of fair value under GAAP. On December 16, 2025, Igniton closed a sale of 194,782 shares of Igniton common stock (the “2025 Igniton Shares”) to certain funds managed by AWM Investment Company, Inc. (“AWM”) for total net proceeds of approximately $0.56 million. Igniton’s total proceeds included an approximately $0.07 million premium that was passed to the Company in exchange for the issuance to AWM of a non-transferable right granting AWM a one-time ability to sell the 2025 Igniton Shares to the Company for the total net proceeds paid (the “2025 Option”), payable at the Company’s option, in cash or shares of the Company’s Class A common stock having a value per share equal to the trailing 5-day average Volume-Weighted Average Price prior to the exercise of the 2025 Option. The amounts have been recorded within Additional paid-in capital and Noncontrolling interests within the Consolidated Statements of Changes in Equity.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$5,674	$6,923
Investing activities	$(10,047)	$(14,998)
Financing activities	$12,053	$6,169
Net increase (decrease) in cash	$7,680	$(1,906)

2025 Compared to 2024

Operating activities. Cash flows from operations decreased $1.2 million during 2025 compared to 2024. This decrease was driven by the timing of working capital and changes in other liabilities.

Investing activities. Cash flow used in investing activities decreased $5.0 million during 2025 compared to 2024 due to impacts from investment purchases and acquisitions.

Financing activities. Cash flows provided by financing activities increased $5.9 million during 2025 compared to 2024 due to the proceeds from the issuance of Gaia Class A common stock of $7.0 million. We had no outstanding borrowings at December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Gaia, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gaia, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in equity, and cash flows, for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows as of and for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and the PCAOB.

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

Revenue Recognition of Partner and Other Revenue – Note 2

As described in Note 2 to the consolidated financial statements, the Company’s revenue consists primarily of member subscription fees paid by the customers directly to the Company. The Company also recognizes Partner Revenue for member subscription fees that are paid through a third-party partner. The Company recognizes Partner Revenue on a net basis for relationships where partners have the primary relationship, including billing and service delivery, with the customer. The Company recognizes Partner Revenue on a gross basis for customers whose primary relationship is with Gaia. Revenues earned from sources other than monthly subscription fees and Partner Revenues, Other Revenues, are also disclosed in Note 2 and are recognized in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).

As part of our risk assessment procedures, we determined that Partner Revenue and Other Revenue had the most complexity related to its revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition of Partner and Other Revenue related to the determination of the accuracy of amounts recorded in the consolidated financial statements included the following, among others:

•
We evaluated the internal controls related to the Company’s review and application of ASC 606 and determined whether those controls were designed and implemented appropriately.
•
We subjected Partner Revenue and Other Revenue to detail testing to determine whether the Partner Revenue and Other Revenue streams were appropriately recorded in accordance with ASC 606.
•
Where applicable, we performed testing to determine the reasonableness over management’s estimates related to Partner Revenue.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2023.

San Francisco, California

March 6, 2026

GAIA, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$13,540	$5,860
Accounts receivable	5,437	5,560
Other receivables	—	1,809
Prepaid expenses and other current assets	3,527	2,513
Total current assets	22,504	15,742
Media library, net	39,133	38,987
Operating right-of-use asset, net	8,836	5,454
Property and equipment, net	26,963	26,883
Technology license, net	14,743	15,550
Investments and other intangible assets, net	8,488	6,658
Goodwill	33,982	31,943
Total assets	$154,649	$141,217
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,224	$12,435
Accrued and other liabilities	3,396	3,491
Long-term debt, current portion	227	5,801
Operating lease liability, current portion	614	839
Deferred revenue	18,502	19,268
Total current liabilities	37,963	41,834
Long-term debt, net of current portion	5,452	—
Operating lease liability, net of current portion	8,501	4,869
Deferred taxes, net	603	501
Total liabilities	52,519	47,204
Commitments and contingencies (Note 9)
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 19,709,325 and 18,066,942 shares issued, 19,562,520 and 18,001,955 shares outstanding at December 31, 2025 and 2024, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	183,393	171,269
Treasury stock at cost: 146,805 and 64,805 shares as of December 31, 2025 and 2024, respectively	(525)	(169)
Accumulated deficit	(94,922)	(90,428)
Total Gaia, Inc. shareholders' equity	87,949	80,675
Noncontrolling interests	14,181	13,338
Total equity	102,130	94,013
Total liabilities and equity	$154,649	$141,217

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2025	2024
Revenues, net	$98,954	$89,296
Cost of revenues	12,795	12,434
Gross profit	86,159	76,862
Operating Expenses:
Selling and operating	81,870	74,818
Corporate, general and administration	9,393	7,761
Total operating expenses	91,263	82,579
Loss from operations	(5,104)	(5,717)
Interest and other income, net	11	501
Loss before income taxes	(5,093)	(5,216)
Income tax expense (benefit)	192	(34)
Loss from continuing operations	$(5,285)	$(5,182)
Loss from discontinued operations	(103)	(216)
Net loss	$(5,388)	$(5,398)
Net loss attributable to noncontrolling interests	$(894)	$(165)
Net loss attributable to common shareholders	$(4,494)	$(5,233)

Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.18)	$(0.21)
Discontinued operations	$—	$(0.01)
Basic loss per share	$(0.18)	$(0.22)
Diluted
Continuing operations (attributable to common shareholders)	$(0.18)	$(0.21)
Discontinued operations	$—	$(0.01)
Diluted loss per share	$(0.18)	$(0.22)
Weighted-average shares outstanding:
Basic	24,852	23,335
Diluted	24,852	23,335

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Changes in Equity

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2023	23,148,374	$(85,195)	$3	$(169)	$170,864	$1,277	$86,780
Issuance of Gaia, Inc. common stock for employee stock purchase plan	15,437	—	—	—	33	—	33
Issuance of Gaia, Inc. common stock for RSU releases	238,144	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,283	—	1,283
Igniton activity	—	—	—	—	(911)	12,226	11,315
Net loss	—	(5,233)	—	—	—	(165)	(5,398)
Balance at December 31, 2024	23,401,955	$(90,428)	$3	$(169)	$171,269	$13,338	$94,013
Issuance of Gaia, Inc. common stock in public offering	1,600,000	—	—	—	6,986	—	6,986
Issuance of Gaia, Inc. common stock for employee stock purchase plan	10,918	—	—	—	41	—	41
Issuance of Gaia, Inc. common stock for RSU releases	31,465	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,666	—	1,666
Treasury shares received as consideration for the sale of discontinued operations	(82,000)	—	—	(356)	—	—	(356)
Igniton activity	—	—	—	—	3,431	1,737	5,168
Net loss	—	(4,494)	—	—	—	(894)	(5,388)
Balance at December 31, 2025	24,962,338	$(94,922)	$3	$(525)	$183,393	$14,181	$102,130

See accompanying Notes to Consolidated Financial Statements.

GAIA, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(5,388)	$(5,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Media library amortization	10,416	10,041
Depreciation and amortization	8,054	8,580
Non-cash operating lease expense	876	834
Other non-cash items	1	(1,061)
Share-based compensation expense	1,666	1,283
Additions to media library	(11,107)	(8,925)
Income tax (benefit) expense	192	(34)
Changes in operating assets and liabilities:
Accounts receivable	140	(1,536)
Other receivables	1,906	(231)
Prepaid expenses and other current assets	(644)	(461)
Accounts payable	2,117	288
Accrued and other liabilities	(1,492)	136
Deferred revenue	(1,063)	3,407
Net cash provided by operating activities	5,674	6,923
Cash flows from investing activities:
Investment in Orion Architect LLC	(2,000)	—
Acquisition of UTV L.L.C.	(1,996)	—
Additions to property and equipment	(6,051)	(4,982)
Purchase of intangible assets	—	(10,016)
Net cash used in investing activities	(10,047)	(14,998)
Cash flows from financing activities:
Proceeds from short-term borrowings	7,980	19,500
Repayment of short-term debt	(8,000)	(19,679)
Proceeds from the issuance of common stock	7,027	33
Proceeds from sale of subsidiary common stock, net of transaction costs	5,168	6,315
Proceeds from mortgage refinance	5,679	—
Extinguishment of debt	(5,801)	—
Net cash provided by (used in) financing activities	12,053	6,169
Net change in cash and cash equivalents	7,680	(1,906)
Cash and cash equivalents, beginning of year	5,860	7,766
Cash and cash equivalents, end of year	$13,540	$5,860
Supplemental disclosure of cash flow information
Cash paid for interest	$371	$586
Cash paid for income taxes	$77	—

Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment in Accounts payable	$672	$109
Non-cash consideration paid for intangible assets	$—	$6,156
Remeasurement of operating lease right-of-use assets and lease obligations	$4,246	—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

References in this report to “we”, “us”, “our”, the “Company” or “Gaia” refer to Gaia, Inc. and its subsidiaries, unless we indicate otherwise.

1. Organization and Nature of Operations

Gaia, Inc. operates a global digital video subscription service and online community that strives to connect a unique and underserved member base. Our digital content is available to our members on most internet-connected devices anytime, anywhere commercial free. Through our online Gaia subscription service, our members have unlimited access to a vast library of inspiring films, cutting edge documentaries, interviews, yoga classes, transformation related content, and more – exclusively available to our members for digital streaming. A subscription also allows our members to download and view files from our library without being actively connected to the internet. We were incorporated under the laws of the State of Colorado on July 7, 1988. During the years ended December 31, 2025 and 2024, we also had certain operations that are presented as discontinued operations in the accompanying consolidated financial statements. See Note 16 for further discussion.

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income, total assets, total liabilities, stockholders’ equity, or cash flows.

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

During the years ended December 31, 2025 and 2024, one third-party platform partner (“Partner”) accounted for 22% and 19% of the Company’s revenues, respectively. Additionally, two Partners accounted for 69% and 18% of accounts receivable as of December 31, 2025, and 61% and 21% of accounts receivable as of December 31, 2024.

Accounts Receivable

Accounts receivable consists primarily of amounts due from Partners who have the billing relationship with the member and collect subscription fees on our behalf. We evaluate the need for an allowance for credit losses based on historical collection trends and changes in our customer payment patterns, current and expected conditions and market trends along with our operating forecasts, concentration, and creditworthiness and determined no allowance was needed at December 31, 2025 and 2024.

Property and Equipment, Net

We state property and equipment at cost less accumulated depreciation and amortization. We include in property and equipment the cost of internal-use software, including software and generative AI development used in connection with our websites. We expense all costs related to the development of internal-use software and generative AI development except those incurred during the application development stage. We capitalize the costs we incur during the application development stage and amortize them on the straight-line method over the estimated useful life of the software. We compute depreciation and amortization of property and equipment on the straight-line method over estimated useful lives. We depreciate building improvements over the shorter of the estimated useful lives of the assets or remaining life of the building. See Note 4 for a description of estimated useful lives. Depreciation and amortization expenses are included in selling and operating expense, and corporate, general and administration expense in the accompanying consolidated statements of operations.

Media Library, Net

Media library represents the lower of unamortized cost or net realizable value of capitalized costs in accordance with ASC Topic 926 including direct production costs, talent fees, production crew, direct overhead allocable to production, and post-production costs, to produce our proprietary media content, rights obtained through license arrangements and digital media content acquired through asset purchases or business combinations. Payments for content, including additions to media library and the changes in related liabilities, are classified within ‘Net cash provided by operating activities’ on the Consolidated Statement of Cash Flows.

We amortize our media library in cost of revenues on a straight-line basis over the shorter of the license period or the estimated useful life of the titles, which typically ranges from 12 to 90 months. The amortization period begins with the first month of availability on our service. Produced media in progress consists of produced media costs that have not yet been placed in service.

Our media library is reviewed at the film group level for impairment when an event or change in circumstances indicates that the carrying amount may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the film group to estimated discounted future cash flows expected to be generated by the film group. If the carrying amount exceeds the estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value. No impairment charges related to the media library were recognized in 2025 and 2024.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations and is not amortized. Goodwill is tested for impairment at the reporting unit level at least annually as of October 1, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

Annual Impairment Assessment

For the year ended December 31, 2025, the Company performed its annual goodwill impairment assessment utilizing the qualitative assessment option in accordance with ASC 350-20-35-3A through 35-3G. Under this guidance, the Company evaluated relevant events and circumstances to determine whether it was more likely than not (i.e., greater than 50 percent likelihood) that the fair value of its reporting unit was less than its carrying amount.

In performing the qualitative assessment, management considered, among other factors:

•
Macroeconomic conditions, including general economic trends, interest rates, inflation, and capital market conditions;
•
Industry and market considerations, including competitive environment, market demand, and regulatory developments;
•
Overall financial performance, including trends in revenue, operating margins, and cash flows compared to prior periods and forecasts;
•
Changes in management, strategy, or key personnel;
•
Reporting unit–specific events, including customer concentration, contract renewals, and operational performance;

•
Changes in the Company’s stock price and market capitalization relative to carrying value, where applicable; and
•
Other relevant entity-specific factors.

Based on the totality of the qualitative factors evaluated, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount as of the assessment date. Accordingly, the Company determined that it was not necessary to perform a quantitative goodwill impairment test. No goodwill impairment charges were recorded during the years ended December 31, 2025 or December 31, 2024.

Long-Lived Assets

We evaluate the carrying value of long-lived assets held and used, other than goodwill, when events or changes in circumstances indicate the carrying value may not be recoverable. We consider the carrying value of a long-lived asset impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. We recognize a loss based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. We determine the estimated fair value primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. During 2025 and 2024, no impairment of long-lived assets was recognized.

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

Share repurchases

The Company repurchases shares of the Company's common shares from time to time. Purchases may be carried out through open market transactions, negotiated purchases or otherwise, at times in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury, including issuances under various employee stock-based award plans. Repurchased shares are classified as treasury shares and are presented as a deduction from total equity. When treasury shares are subsequently reissued or otherwise disposed of, the amount received is recognized as an increase in treasury stock, and any difference between the amount received and the carrying amount of the treasury shares is recorded within additional paid‑in capital to the extent of prior related credits, with any excess reclassified to accumulated deficit.

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

As of December 31, 2025, total deferred revenue was $18.5 million and is expected to be recognized as revenue within the next 12 months.

Revenues earned from sources other than membership fees were $4.5 million for the year ended December 31, 2025 and $2.9 million for the year ended December 31, 2024, which is also recognized in accordance with ASC Topic 606.

Business Combinations

Gaia recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill is measured as the excess of the consideration transferred over the fair value of assets acquired and liabilities assumed on the acquisition date. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed, these estimates are inherently uncertain and subject to refinement. The authoritative guidance allows a measurement period of up to one year from the date of acquisition to make adjustments to the preliminary allocation of the purchase price. As a result, during the measurement period we may record adjustments to the fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon conclusion of the measurement period or final determination of the values of the assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the consolidated statement of operations. For further information, see Note 5 Goodwill and Other Assets, Net.

Marketing

Marketing costs consist primarily of advertising expenses, which include promotional activities such as online advertising and public relations expenditures. Advertising costs are expensed as incurred and included in selling and operating expense in the accompanying consolidated statements of operations. During 2025 and 2024, we expensed marketing and advertising costs of $44.0 million and $37.9 million, respectively.

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition over the estimated performance period or for time-based awards over the service period. Since 2019, for certain executive officers, the Company grants restricted stock units (“RSUs”) and beginning in 2025, we granted performance-based restricted stock units (“PSUs”), for which we utilize the market price of our common stock on the date of grant to estimate fair value. We account for forfeitures as they occur.

Segment Information

Gaia’s Chief Executive Officer, Kiersten Medvedich, is the chief operating decision maker, who reviews Gaia’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Defined Contribution Plan

We have adopted a defined contribution retirement plan (“the Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which covers substantially all employees. Eligible employees may contribute amounts to the Plan, via payroll withholding, subject to certain limitations. The Plan permits, but does not require, us to make additional matching contributions to the Plan on behalf of all participants in the Plan. The Plan allows us to determine the match contribution percentage, if any. We made matching contributions to the Plan of $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

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

Investments and Other Assets, Net

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

The Company holds an investment in Telomeron Inc. (“Telomeron”) which is recorded at its carrying value as an equity security investment under ASC Topic 321. The Company holds an investment in Orion Architect LLC (“Orion”), which is recorded at its carrying value as a cost method investment according to ASC Topic 321. These investments are classified as Investments and other assets, net on our consolidated balance sheets.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. If the investment is determined to have a decline in value deemed to be other than temporary, it is written down to estimated fair value. We did not record any impairment charges on our investments during the years 2025 or 2024.

Leases

The Company accounts for leases under ASC Topic 842. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for leases is recognized on a straight-line basis over the lease term. Non-lease components are excluded from the ROU asset and lease liability present value computations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As discussed in Note 7, we entered into an operating lease in connection with the sale of a portion of our corporate campus, which was modified on December 8, 2025. We record the ROU asset for the operating lease term as an asset and our obligation to make lease payments as a liability. Variable lease payments are not included in the lease payments used to measure the lease liability and are expensed as incurred.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (ASC Topic 270): Narrow-Scope Improvements, which clarifies the guidance in ASC Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 13 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

3. Media Library, Net

Media library stated at lower of unamortized cost or net realizable value, consists of the following as of December 31:

(in thousands)	2025	2024
Media library, net:
Acquired and licensed media, net	$6,450	$7,332
Produced media, net	30,527	29,262
In service media library, net	36,977	36,594
Produced media in progress	2,156	2,393
Total media library, net	$39,133	$38,987

As described in Note 2, amortization is typically over 12 to 90 months commencing with the month the content is available on our site and is included in cost of revenues on the accompanying consolidated statements of operations. Amortization expense for our media library was $10.4 million and $10.0 million during 2025 and 2024, respectively.

Future amortization is expected to be:

(in thousands)	Acquired and Licensed Media	Produced Media	Total
2026	$2,289	$7,777	$10,066
2027	1,804	6,577	8,381
2028	1,487	5,556	7,043
5 Years thereafter	870	10,617	11,487
	$6,450	$30,527	$36,977

4. Property and Equipment, Net

Property and equipment, net consist of the following as of December 31:

(in thousands)	Estimated Useful Lives (in Years)	2025	2024
Land and non-depreciable, long-lived assets		$2,798	$2,597
Buildings and improvements	3-45 years	19,816	20,157
Generative AI development costs	4 years	1,700	—
Website development and other software	3 years	14,095	17,051
Other equipment	3-10 years	8,642	8,210
Property and equipment, gross		47,051	48,015
Accumulated depreciation and amortization		(20,088)	(21,132)
Total property and equipment, net		$26,963	$26,883

Depreciation and amortization expense was $6.6 million and $7.4 million for the years ended December 31, 2025 and 2024, respectively.

During 2025, the Company reclassified certain fixed assets to collectible items that do not depreciate such as Crystals and certain commissioned and other Artwork. Such items will be classified as Land and non-depreciable, long-lived assets according to ASC Subtopic 958-60. Collectible items, such as crystals and commissioned artwork, included within Land and non-depreciable long-lived assets, were not material as of December 31, 2025.

5. Goodwill and Investments and Other Assets, Net

Goodwill

We performed an annual qualitative test for goodwill impairment in the fourth quarter of the years ended December 31, 2025 and 2024 and determined that goodwill was not impaired. Goodwill was $34.0 million as of December 31, 2025 and $31.9 million as of December 31, 2024.

On September 30, 2025, Gaia completed an acquisition of UTV L.L.C. (“UTV”), in accordance with ASC Topic 805 Business Combinations for a purchase price of $2.5 million, of which $0.5 million was accrued for as a liability as of December 31, 2025, and will be settled in cash in subsequent periods. This transaction resulted in $2.0 million of goodwill which is expected to be deductible for tax purposes and $0.5 million of assets including acquired media and customer relationships intangibles. The Company entered into this transaction to acquire content, expand market presence, increase member base, and market to a core growth audience focused on conscious lifestyle. There were no other adjustments to goodwill during the period.

The following table presents unaudited pro forma revenue and earnings for the year ended December 31, 2025 and 2024 and are based on the individual historical results of UTV and Gaia, with adjustments to give effect as if the acquisition had occurred on January 1, 2024 after giving effect to certain adjustments, including the amortization of intangible assets and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase:

	For the Year Ended December 31,
(in thousands)	2025	2024
Revenues, net	$100,742	$91,484
Net loss	$(5,262)	$(6,120)

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

Investments and Other Intangible Assets, Net

Investments and other intangible assets, net represents Gaia’s investments in entities for which we do not exercise significant influence or have significant ownership stake. Investments and other intangible assets, net consist of the following as of December 31:

(in thousands)	2025	2024
Investments	$7,540	$5,540
Other intangible assets, net	948	1,118
Investments and other intangible assets, net	$8,488	$6,658

The following table represents our other intangible assets, net by major asset class as of the dates indicated, which are included in Investments and other intangible assets, net on the accompanying consolidated balance sheets as of December 31:

(in thousands)	2025	2024
Amortizable Intangible Assets
Customer relationships	$2,440	$2,000
Accumulated amortization	(2,055)	(1,511)
Customer relationships, net	$385	$489

Tradenames	$270	$270
Accumulated amortization	(270)	(204)
Tradenames, net	$—	$66

Unamortized Intangible Assets
Domain names	$563	$563

Other intangible assets, net	$948	$1,118

The customer related intangible assets are amortized on a straight-line basis over 24 and 48 months. Amortization expense was $611 thousand and $568 thousand for 2025 and 2024, respectively. Amortization expenses are included in selling and operating expense, and corporate, general and administration expense in the accompanying consolidated statements of operations. Weighted-average remaining useful life for these intangible assets is 21 months. Future amortization of our amortizable intangible assets as of December 31, 2025 is expected to be $220 thousand and $165 thousand for the year ended December 31, 2026 and December 31, 2027, respectively.

On September 30, 2025, Gaia entered into a cost method investment Orion Architect LLC (“Orion”) for $2 million in accordance with ASC Topic 321. Following the close of the investment, the Company holds less than 10% ownership of the investee. The Company does not have significant influence over the investee as there is no representation on the investee’s board of directors, no participation in policy-making decisions, and no material intercompany transactions. The initial valuation of this investment was made at historical cost and will only be adjusted for impairment or observable price changes from comparable transactions. No unrealized gain/loss will be recognized unless an observable transaction occurs. The investment will be subject to impairment testing and any permanent declines in value is recognized in net income. During 2025 and 2024, no impairment of goodwill was recognized.

6. Accrued and Other Liabilities

Accrued and other liabilities consist of the following as of December 31:

(in thousands)	2025	2024
Accrued compensation	$1,865	$1,758
Other accrued expenses	1,531	1,733
Accrued and other liabilities	$3,396	$3,491

7. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 8 to the consolidated financial statements, we leased the property pursuant to a master lease which was amended effective December 8, 2025 (together, the “Lease Amendment”). The Lease Amendment, among other things, extended the term through September 30, 2035, with two five-year extensions. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the lease term. At December 31, 2025, the weighted average remaining lease term was 9.75 years and the weighted average discount rate was 5.090%.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	As of December 31,
(in thousands)	2025	2024
Operating right-of-use asset, net	$8,836	$5,454

Operating lease liability, current portion	$614	$839
Operating lease liability, net of current portion	8,501	4,869
	$9,115	$5,708

	For the Year Ended December 31,
(in thousands)	2025	2024
Cash paid for operating lease liabilities	$1,035	$1,001

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $1.1 million for both 2025 and 2024. Future amortization of our lease liability as of December 31, 2025 is expected to be as follows:

(in thousands)
2026	$1,064
2027	1,093
2028	1,123
2029	1,154
2030	1,186
Thereafter	6,088
Future lease payments, gross	11,708
Less: Imputed interest	(2,593)
Operating lease liability	$9,115

8. Debt

Long-term debt

On September 9, 2020, our wholly owned subsidiary Boulder Road LLC (“Boulder Road”) sold a 50% undivided interest in a portion of our corporate campus to Westside Boulder, LLC (“Westside”). Boulder Road retained a 50% undivided interest in the property as well as full ownership of our studio and production facilities. Boulder Road received consideration of $13.2 million in the transaction.

On December 28, 2020, the Borrower entered into a loan agreement with First Interstate Bank (formerly Great Western Bank), as lender, providing for a mortgage loan in the principal amount of $13.0 million (the “2020 Mortgage Loan”). The promissory note evidencing the 2020 Mortgage Loan mortgage bore interest at a fixed rate of 3.75% per annum, and was scheduled to mature on December 28, 2025, before being extinguished by the Borrower with the proceeds from the 2025 Mortgage Loan as discussed below.

On December 19, 2025, Boulder Road and Westside (collectively, the “Borrower”) entered into a business loan agreement with KeyBank National Association (“KeyBank”), as lender, providing for a mortgage loan in the principal amount of $11.4 million (the “2025 Mortgage Loan”). The promissory note evidencing the 2025 Mortgage Loan bears interest at a fixed rate of 5.090% per annum, matures on December 19, 2030, and is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. The loan proceeds from the 2025 Mortgage Loan were used to refinance the 2020 Mortgage Loan. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The 2025 Mortgage Loan contains customary affirmative and negative covenants (each with customary exceptions) for loans of this type, including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes, and is fully guaranteed by Gaia. Additionally, the 2025 Mortgage Loan requires Boulder Road, LLC maintain a Net Operating Income to Debt Service Coverage Ratio of not less than 1.25 to 1.00. As of December 31, 2025, financial covenant compliance is required beginning with the fiscal year ending December 31, 2025. As the loan closed on December 19, 2025, the Company was not required to test compliance with the financial covenants as of December 31, 2025. The 2025 Mortgage Loan has a remaining balance of $11.4 million as of December 31, 2025.

Maturities on long-term debt, net are as follows:

(in thousands)
2026	227
2027	227
2028	227
2029	227
2030	4,770
$5,679

Credit and Security Agreement

On July 25, 2025 (the “Closing Date”), the Company, entered into a Second Amendment to the Credit and Security Agreement (the “Amendment”) among the Company, the subsidiary guarantors party thereto, and KeyBank National Association (the “Lender”), which amends that certain Credit and Security Agreement, dated as of August 25, 2022 (as amended prior to the Closing Date, the “Prior Credit Agreement”), among the Company, the subsidiary guarantors from time to time party thereto, and the Lender.

The Amendment amended the Prior Credit Agreement to, among other things, (i) refinance and extend the prior revolving credit facility with a revolving credit facility in an aggregate principal amount of up to $10 million (which may be increased up to $15 million) that matures on August 25, 2028, the loan proceeds of which may be used for working capital, general corporate purposes, and permitted acquisitions, (ii) modify the interest rate applicable to revolving loan advances to 1.75% per annum for advances that are SOFR loans and 0.75% per annum for advances that are base rate loans and eliminate the 0.10% per annum SOFR index adjustment, and (iii) provide for a maximum leverage ratio of 2.00 to 1.00 for each computation period. Borrowings under the Amendment are available for working capital and general corporate purposes and permitted acquisitions. As of December 31, 2025, the Company had $10.0 million of available borrowing capacity under the revolving credit facility and there was no outstanding balance as of December 31, 2025.

Loans made, or letters of credit issued, under the Amendment mature on August 25, 2028, and are secured (subject to permitted liens and other exceptions) by a first priority lien on all business assets, including intellectual property, of Gaia and the subsidiary guarantors.

The interest rate applicable to revolving loan advances is 1.75% per annum for advances that are Secured Overnight Financing Rate(“SOFR”) loans and 0.75% per annum for advances that are base rate loans.

The Amendment contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. Additionally, the Amendment requires Gaia to maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and to not permit the Leverage Ratio to exceed 2.00 to 1.00 for any computation period. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all related covenants.

On August 25, 2022, the Company entered into the Prior Credit Agreement, which provided for a revolving credit facility in an aggregate amount of $10 million and was amended by the Amendment on July 25, 2025. There were no outstanding borrowings under the Prior Credit Agreement as of December 31, 2024.

9. Commitments and Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2025 and that can be reasonably estimated are either reserved against or would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The Company is subject to non‑income tax examinations in certain foreign jurisdictions where it provides services to consumers residing in those jurisdictions. A number of these examinations are ongoing and, in certain cases, have resulted in assessments from foreign tax authorities. The Company recognizes an accrual for non‑income tax liabilities in foreign jurisdictions when it is probable that a liability has been incurred and the exposure can be reasonably estimated. For other foreign jurisdictions where non‑income taxes may be due, the Company has determined that it is reasonably possible that additional non‑income tax exposures exist. However, because certain examinations are in the early stages and based on the Company’s prior experience with foreign tax authorities, the Company is currently unable to reasonably estimate the possible loss or range of loss that may result from these matters.

10. Loss Per Share

Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period (“Common stock equivalents”). Common stock equivalents consist of incremental shares issuable upon the assumed exercise of stock options and vesting of restricted stock units, when dilutive, utilizing the treasury stock method. There were no common stock equivalents for 2025 and 2024. The computation of loss per share is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024

Loss per share, basic and diluted:
Net loss attributable to common shareholders	$(4,494)	$(5,233)
Shares used in computation:
Weighted-average common stock outstanding	24,852	23,335
Weighted-average number of shares	24,852	23,335
Loss per share, basic and diluted	$(0.18)	$(0.22)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders. Because the Company incurred a net loss for each of the years presented, all potential common shares were anti-dilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

	For the Year Ended December 31,
(in thousands)	2025	2024

Employee stock options, restricted stock units, and performance-based restricted stock units	2,274	1,485

11. Shareholders’ Equity

Our common stock has two classes, Class A and Class B. Each holder of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each holder of our Class B common stock is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of our Class A common stock and our Class B common stock vote as a single class on all matters that are submitted to the shareholders for a vote, except as provided by law or as set forth in our charter. Shareholders may consent to an action in writing and without a meeting under certain circumstances. Jirka Rysavy, our chairman, holds 100% of our 5,400,000 outstanding shares of Class B common stock and also owns 291,682 shares of Class A common stock. Consequently, our chairman holds approximately 74% of our voting stock and is able to exert substantial influence over and to control matters requiring approval by shareholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets. As a result of Mr. Rysavy’s control of us, no change of control can occur without Mr. Rysavy’s consent.

As of December 31, 2025 and 2024, 50 million shares of preferred stock were authorized and no preferred shares were issued or outstanding. Pursuant to our articles of incorporation, the Board of Directors can, at any time, and without stockholder approval, issue one or more new series of preferred stock, with such designations, preferences, limitations and relative rights as shall be expressed in articles of amendment, however, the Board of Directors shall not issue or authorize any voting preferred stock without the consent or approval of a majority of the Class B common stock.

Our Class A common stock and our Class B common stock are entitled to receive dividends, if any, as may be declared by our board of directors out of legally available funds. No dividends were declared or paid on our common stock in 2025 or 2024. In the event of a liquidation, dissolution or winding up of Gaia, our Class A common stock and our Class B common stock are entitled to share ratably, on the same basis, in our assets remaining after the payment of all of our debts and other liabilities. Holders of our Class A common stock and our Class B common stock have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to our Class A common stock or our Class B common stock.

Our Class B common stock may not be transferred unless converted into our Class A common stock. Shares of our Class B common stock are convertible one-for-one into shares of our Class A common stock, at the option of the holder of the Class B common stock.

During 2025 and 2024, we issued shares of our Class A common stock as shown in the table below under our 2019 Long-Term Incentive Plan (the “2019 Plan”) and the 2009 Long-Term Incentive Plan (the “2009 Plan”).

	For the Years Ended December 31,
	2025	2024
Shares issued to independent directors for vesting of restricted stock units issued for services rendered, in lieu of cash compensation	31,465	56,035
Shares issued to employees upon exercise of stock options, vesting of restricted stock units, and employee stock purchase program	10,918	197,546

Class A Common Stock Offering

In February 2025, we entered into an underwriting agreement with Roth Capital Partners, LLC and Lake Street Capital Markets, LLC (the “Underwriters”) relating to the offer and sale of 1,600,000 shares of our Class A common stock ($0.0001 par value) (the “Shares”). The public offering price was $5.00 per share, resulting in gross proceeds of $8.0 million before underwriting discounts, commissions and offering expenses. After deducting underwriting discounts, commissions and other offering costs, we received net proceeds of approximately $7.0 million, which were recorded in additional paid‑in capital. The offering was made pursuant to a registration statement on Form S-3. We provided a 45-day option to the Underwriters to purchase up to an additional 240,000 Shares at $5.00 per share, less underwriting discounts and commissions (the “Over-Allotment Option”). On March 7, 2025, the Underwriters elected to waive the right to exercise the Over-Allotment Option.

As of December 31, 2025, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common stock	5,400,000
Reserved under the ESPP (note 12)	195,036
Stock options outstanding under the 2009 Plan	197,846
Restricted stock units outstanding under the 2009 Plan	—
Restricted stock units outstanding under the 2019 Plan	1,689,254
Performance-based restricted stock units outstanding under the 2019 Plan	386,691
Total shares reserved for future issuance	7,868,827

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

On April 2, 2025, our board of directors and shareholders approved an amendment to the 2019 Incentive Plan to increase the maximum number of shares of our Class A Common Stock authorized for issuance under the 2019 Incentive Plan by 700,000 shares such that the total number of shares authorized for issuance will be 2,500,000 shares (the “Plan Amendment”), which remains consistent with the company’s general objective not to exceed 10% of the total outstanding common shares (both Class A common stock and Class B common stock).

In 2015, we commenced issuing restricted stock units (“RSUs”). In 2025, we commenced issuing performance-based restricted stock units (“PSUs”). The PSUs and RSUs entitle the recipient to receive one share of Class A common stock for each PSU or RSU upon vesting. The PSUs have performance periods of four years and vest depending on the Company's achievement of predetermined market-based performance target(s). The RSUs are issued with cliff vesting in five years for employees and one year for directors, provided that the recipient is still an employee or director of Gaia on such date. The PSUs and RSUs will be automatically forfeited and of no further force and effect if the vesting conditions are not met. We value our PSU's and RSUs using the market price of our common stock on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of options granted during the year. No options were granted during 2025 or 2024. The exercise price of our legacy outstanding options is generally equal to the closing market price of our stock at the date of the grant. We recognize the compensation expense related to share-based payment awards on a straight-line basis over the requisite service periods of the awards, which generally range from three to five years for employees, and one year for board members.

The table below presents a summary of activity under the 2009 Plan and the 2019 Plan, as of December 31, 2025, and changes during the year then ended:

		Stock Options				Restricted Stock Units
(in thousands, except share and per share amounts)	Number of Shares Available for issuance Under the Plan	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	244,017	197,846	$8.33	1.9	$—	1,286,991	$4.63
Increase in reserve	700,000
Restricted stock unit grants	(497,189)		—			497,189	5.21
Performance-based restricted stock unit grants	(386,691)					386,691	5.26
Exercised options	—	—
Restricted stock unit vesting	—		—			(31,465)	4.37
Cancelled or forfeited restricted stock units and options	169,472					(63,461)	4.91
Outstanding at December 31, 2025	229,609	197,846	$8.33	0.9	$—	2,075,945	$4.81
Exercisable options at December 31, 2025		197,846	$8.33	0.9	$—

The tables below present our outstanding RSUs and PSUs by vest date:

Vest Date	RSUs
January 1, 2026	4,708
March 15, 2026	247,673
March 31, 2026	250,872
May 9, 2026	26,141
October 30, 2026	21,250
March 15, 2027	90,453
March 31, 2027	32,491
October 30, 2027	21,250
March 15, 2028	677,056
April 1, 2028	157,220
October 30, 2028	21,250
March 15, 2029	90,453
August 19, 2029	27,188
October 30, 2029	21,250
1,689,255

Vest Date	PSUs
March 15, 2026	96,673
March 15, 2027	96,673
March 15, 2028	96,673
March 15, 2029	96,673
386,692

During 2025 and 2024, we recognized approximately $1.7 million and $1.3 million, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our consolidated statements of operations. The total income tax impact on provision was $1.2 million and $0.8 million, for 2025 and 2024, respectively. There were no options exercised during 2025 or 2024. We issue new shares upon the exercise of options and vesting of PSUs and RSUs.

As of December 31, 2025, there was $5.1 million of unrecognized cost related to non-vested share-based compensation arrangements granted under the 2009 and 2019 Plans. We expect that cost to be recognized over a weighted-average period of 2.92 years.

13. Income Taxes

The source of income before income taxes are as follows:

(in thousands)	2025	2024
Domestic	$(5,125)	$(5,565)
Foreign	32	349
	$(5,093)	$(5,216)

Our income tax expense (benefit) is comprised of the following:

	For the Years Ended December 31,
(in thousands)	2025	2024
Current:
Federal	$—	$—
State	89	6
Foreign	1	10
Total current	90	16
Deferred:
Federal	97	(127)
State	—	7
Foreign	5	70
Total deferred	102	(50)
Income tax expense (benefit)	$192	$(34)

The following table reconciles our income tax expense (benefit) based on the US statutory tax rate to the income tax expense (benefit) for the year ended December 31, 2025, after the adoption of ASU 2023-09:

	For the Years Ended December 31,
(in thousands)	2025
	Amount	Percent
US federal statutory income tax rate	$(1,089)	21.4%
Domestic federal
Effect of permanent other differences	(14)	0.3%
Cross-border tax laws	3	-0.1%
Goodwill	—	0.0%
Return to provision adjustments	—	0.0%
Valuation allowance	1,239	-24.3%
Other	(2)	0.0%
Domestic state and local income taxes, net of federal effect	55	-1.1%
Foreign tax effects	—	0.0%
Income tax expense (benefit)	$192	-3.8%

In 2025, state and local income taxes in Colorado comprised the majority of the domestic state and local income taxes, net of federal effect category.

The following table reconciles income taxes based on the U.S. Statutory tax rate to the Company's income tax expense (benefit) for the year ended December 31, 2024, prior to the adoption of ASU 2023-09.

	For the Years Ended December 31,
(in thousands)	2024
	Amount	Percent
US federal statutory income tax rate	$(1,142)	21.9%
Domestic federal
Effect of permanent other differences	1	0.0%
Cross-border tax laws	0	0.0%
Goodwill	(645)	12.4%
Return to provision adjustments	(60)	1.2%
Valuation allowance	883	-16.9%
Other	369	-7.1%
Domestic state and local income taxes, net of federal effect	560	-10.7%
Foreign tax effects	—	0.0%
Income tax expense (benefit)	$(34)	0.7%

Cash paid for income taxes, net of refunds, for the year ended December 31, 2025, was as follows:

As of December 31, 2025
US federal
US state & local
California	$6
New York	7
Pennsylvania	7
Texas	17
Other	23
60
Foreign
Spain	17
17
Total	$77

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets (liabilities) are as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforward	$21,047	$18,253
Long-term lease	1,948	1,127
Stock-based compensation	1,210	888
Equity method investment	831	839
Other	290	654
Tax credits	296	296
Legal accrual	212	—
Deferred tax assets before valuation allowance	25,834	22,057
Valuation allowance	(21,130)	(18,709)
Deferred tax assets, net of valuation allowance	4,704	3,348

Deferred tax liabilities:
Depreciation and amortization	(3,206)	(2,517)
Right of use lease asset	(2,025)	(1,262)
Deferred Revenue	(76)	(70)
Total deferred tax liabilities	(5,307)	(3,849)

Net deferred tax asset/(liability)	$(603)	$(501)

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. We determined that a valuation allowance against our deferred tax assets of $21.1 million and $18.7 million for 2025 and 2024, respectively, was necessary due to the cumulative loss incurred over a four-year period. We have federal and state net operating loss carryforwards of approximately $85.9 million and $30.9 million, respectively, of which $7.8 million in federal net operating losses expire after 2037. Net operating losses generated in 2018 and beyond do not expire.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2025	$50
Additions for tax positions related to the current year	—
Balance at December 31, 2025	$50

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

14. Segment Information and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow global operating margin and the allocation of budget between cost of revenues, sales and marketing, technology and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands, except per share data)	2025	2024
Revenues, net	$98,954	$89,296
Cost of revenues	12,795	12,434
Gross profit	86,159	76,862
Operating Expenses:
Selling and operating	81,870	74,818
Corporate, general and administration	9,393	7,761
Total operating expenses	91,263	82,579
Loss from operations	(5,104)	(5,717)
Interest and other income, net	11	501
Loss before income taxes	(5,093)	(5,216)
Income tax expense (benefit)	192	(34)
Loss from continuing operations	$(5,285)	$(5,182)
Loss from discontinued operations	(103)	(216)
Net loss	$(5,388)	$(5,398)
Net loss attributable to noncontrolling interests	$(894)	$(165)
Net loss attributable to common shareholders	$(4,494)	$(5,233)

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia based on the billing location of the member.

The following represents geographical data for our operations:

	For the Years Ended December 31,
(in thousands)	2025	2024
Revenue:
United States	$59,493	$50,252
International	39,461	39,044
	$98,954	$89,296

15. Igniton Transactions

In April 2024, the Company entered into a series of transactions with its subsidiary, Igniton, Inc., a Colorado corporation (“Igniton”), and a third-party entity to purchase a royalty free perpetual license for a total of $16.2 million of consideration comprised of $10.2 million of cash, $5.0 million of common stock of Igniton and $1.0 million of the Company’s equity security investment in Telomeron (the “License Purchase”). The license allows the Company to utilize the technology developed by the third party. This license is recorded within the Technology license, net line item on the consolidated balance sheets.

Technology license, net consists of the following as of December 31, 2025:

(in thousands)	December 31, 2025

Technology license	$16,156
Accumulated amortization	(1,413)
Technology license, net	$14,743

The License Purchase was funded through an equity financing through Igniton completed in April 2024, which raised approximately $10.8 million of cash proceeds, including $4.0 million from Gaia, through the sale of shares of Igniton common stock, which included a transaction with certain funds managed by AWM Investment Company, Inc. (“AWM”). In addition, as part of the consideration for the License Purchase, Igniton issued $5.0 million of its common stock to the third-party entity from which the license was purchased.

As part of the April 2024 equity financing, Igniton closed a sale of 2,750,000 shares of Igniton common stock (the “2024 Igniton Shares”) to certain funds managed by AWM Investment Company, Inc. (“AWM”) for total net proceeds of approximately $3.2 million. Igniton’s total proceeds included an approximately $0.4 million premium that was passed to the Company in exchange for the issuance to AWM of a non-transferable right granting AWM a one-time ability to sell the 2024 Igniton Shares to the Company for the total net proceeds paid (the 2024 “Option”), payable at the Company’s option, in cash or shares of the Company’s Class A common stock having a value per share equal to the trailing 5-day average Volume-Weighted Average Price prior to the exercise of the 2024 Option. The amounts have been recorded within Additional paid-in capital and Noncontrolling interests within the Consolidated Statements of Changes in Equity.

During 2025, Igniton raised $7.4 million of private common equity financing.

As part of the 2025 equity financing, Igniton closed a sale of 194,782 shares of Igniton common stock (the “2025 Igniton Shares”) to certain funds managed by AWM Investment Company, Inc. (“AWM”) for total net proceeds of approximately $0.56 million. Igniton’s total proceeds included an approximately $0.07 million premium that was passed to the Company in exchange for the issuance to AWM of a non-transferable right granting AWM a one-time ability to sell the 2025 Igniton Shares to the Company for the total net proceeds paid (the “2025 Option”), payable at the Company’s option, in cash or shares of the Company’s Class A common stock having a value per share equal to the trailing 5-day average Volume-Weighted Average Price prior to the exercise of the 2025 Option. The amounts have been recorded within Additional paid-in capital and Noncontrolling interests within the Consolidated Statements of Changes in Equity.

Following the 2025 raise, Gaia continues to hold approximately two-thirds ownership interest and continues to consolidate its ownership interests in Igniton. The proceeds from the financing and follow-on investments are expected to be used by Igniton for product launches, general operating expenses and certain capital expenditures to support future growth.

The amounts from these transactions have been recorded within Additional paid-in capital and Noncontrolling interests within the Consolidated Statements of Changes in Equity.

16. Sale of Subsidiary to Related Party

On March 7, 2025, the Company’s Board voted to discontinue Food Matters Institute LTD, (“FMI”). We have presented the results of operations related to winding down this line of business as discontinued operations on the accompanying Consolidated Statements of Operations.

On November 4, 2025, Gaia completed a sale of all assets of its discontinued operations, FMI, under an asset purchase agreement to James Colquhoun, a holder of approximately 5% of the Gaia Inc.'s outstanding Class A Common Stock and employee of the company through January 2026. Mr. Colquhoun was a former Director from May 2020 through June 2023 and officer from June 2023 through June 2025. Gaia sold certain assets and liabilities, which consist of an acquired media library asset and a net payable of $97 thousand to Mr. Colquhoun in exchange for 82,000 shares of the Company's Class A common stock, net of adjustment at $356 thousand based on the closing stock price of $4.61 on November 4, 2025. The net book value of the FMI acquired media library on November 4, 2025 was $453 thousand. The transaction included a gain on disposal of the asset that was immaterial to the financial statements. Because Mr. Colquhoun is a shareholder owning more than 5% of Gaia Inc.'s outstanding equity securities, the transaction is considered a related party transaction under ASC 850, Related Party Disclosures.

The terms of the transaction were approved in accordance with the Company's authority matrix. The Company does not expect to have any continuing involvement or arrangements with the related party buyer. On the transaction date of November 4, 2025, there was no receivable from Mr. Colquhoun. No amounts are due to Mr. Colquhoun related to this transaction including commitments, guarantees or contingent considerations.

17. Subsequent Events

Management evaluated events occurring subsequent to December 31, 2025 through March 6, 2026 and determined that no material recognizable subsequent events occurred.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in its “Internal Control-Integrated Framework.” Our management concluded that, as of December 31, 2025 our internal control over financial reporting was effective.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The remaining information required by this item will be included in our definitive proxy statement of our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), to be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

See Part II, Item 5 for information regarding securities authorized for issuance under our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

10.1^	Gaiam, Inc. (now known as Gaia, Inc.) 2009 Long-Term Incentive Plan, dated January 15, 2009 (incorporated by reference to Exhibit A of Gaiam’s proxy statement filed March 13, 2009 (No. 000-27517)).
10.2^

Form of Employee Stock Option Agreement, under Gaiam’s (now known as Gaia) 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 of Gaiam’s Form 10-K filed March 16, 2010 (No. 000-27517)).

10.3^

Form of Restricted Stock Unit Awards Agreement under Gaiam’s (now known as Gaia) 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Gaiam’s Form 8-K filed July 8, 2016 (No. 000-27517)).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 of Gaiam’s (now known as Gaia) Form 10-K filed March 31, 2014 (No. 000-27517)).
10.6^	Gaia, Inc. 2019 Long-Term Incentive Plan, dated April 25, 2019 (incorporated by reference to Exhibit A of Gaia’s proxy statement filed March 8, 2019 (No. 000-27517)).
10.7^	Gaia, Inc. 2019 Employee Stock Purchase Plan, dated April 25, 2019 (incorporated by reference to Exhibit B of Gaia’s proxy statement filed March 8, 2019 (No. 000-27517)).
10.8^	Form of Employee Stock Option Agreement, under Gaia’s 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 of Gaia’s Form 10-K filed February 24, 2020 (No. 000-27517)).
10.9^	Form of Restricted Stock Unit Awards Agreement under Gaia’s 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 of Gaia’s Form 10-K filed February 24, 2020 (No. 000-27517)).
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

10.14†

Second Amendment to Credit and Security Agreement, dated as of July 25, 2025, among Gaia, Inc., the subsidiary guarantors party thereto, and KeyBank National Association (incorporated by reference to Exhibit 10.1 of Gaia’s Form 8-K filed July 30, 2025 (No. 000-27517)).

10.15*	Business Loan Agreement dated as of December 19, 2025, between Boulder Road LLC and Westside Boulder Road, LLC, as borrower, and KeyBank National Association, as lender.
10.16*	Guaranty, dated as of December 19, 2025, between Gaia, Inc., as guarantor and KeyBank National Association, as lender.
10.17*	Second Amendment to Master Lease Agreement, dated as of February 17, 2026, Boulder Road LLC, as tenant, and Boulder Road LLC and Westside Boulder, LLC, as landlord.
19*	Insider Trading Policy of Gaia, Inc.
21.1*	List of Gaia, Inc. Subsidiaries.
23.1*	Consent of Frank, Rimerman + Co. LLP, independent registered public accounting firm.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Gaia, Inc. Compensation Recovery Policy, adopted November 20, 2023 (incorporated by reference to Exhibit 97 of Gaia’s Form 10-K filed March 29,2024 (No. 000-27517)).

101.INS

The following financial statements and notes from the Gaia, Inc. Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 6, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; (v); the Notes to Consolidated Financial Statements; (vi) the information in Part I, Item 1C Cybersecurity; and (vii) the information in Part II, Item 9B Other Information.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (the cover page from the Gaia, Inc. Annual Report on Form 10-K formatted as Inline XBRL and contained in Exhibit 101).

* Filed or furnished herewith.

^ Indicates management contract or compensatory plan or arrangement.

† Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAIA, INC.

By:	/s/ Kiersten Medvedich
Kiersten Medvedich
Chief Executive Officer
March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy	Chairman	March 6, 2026
Jirka Rysavy

/s/ Kristin Frank	Director	March 6, 2026
Kristin Frank

/s/ Keyur Patel	Director	March 6, 2026
Keyur Patel

/s/ Paul Sutherland	Director	March 6, 2026
Paul Sutherland

/s/ Anaal Udaybabu	Director	March 6, 2026
Anaal Udaybabu

/s/ Kimberly Arem	Director	March 6, 2026
Kimberly Arem

/s/ Ned Preston	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2026
Ned Preston