Form 10-Q
period 2026-06-30
GAIA, INC
filed 2026-08-10
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2026
Class A Common Stock ($0.0001 par value)	20,025,793
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Condensed Consolidated Financial Statements

We have prepared our unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). While certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our condensed consolidated balance sheets as of June 30, 2026, the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of changes in equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025. Operating results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for a full year or any future period. The consolidated balance sheet as of December 31, 2025 was derived from our annual audited consolidated financial statements included in our Annual Report on Form 10-K. These condensed consolidated financial statements have not been audited. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2025.

GAIA, INC.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$5,272	$13,540
Accounts receivable	5,461	5,437
Prepaid expenses and other current assets	3,892	3,527
Total current assets	14,625	22,504
Media library, net	39,274	39,133
Operating right-of-use asset, net	8,479	8,836
Property and equipment, net	28,608	26,963
Technology license, net	14,339	14,743
Investments and other intangible assets, net	8,384	8,488
Goodwill	33,982	33,982
Total assets	$147,691	$154,649
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,840	$15,224
Accrued and other liabilities	1,703	3,396
Long-term debt, current portion	227	227
Operating lease liability, current portion	644	614
Deferred revenue	18,094	18,502
Total current liabilities	35,508	37,963
Long-term debt, net of current portion	5,338	5,452
Operating lease liability, net of current portion	8,172	8,501
Deferred taxes, net	623	603
Total liabilities	49,641	52,519
Commitments and contingencies (Note 8)
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 20,172,598 and 19,709,325 shares issued, 20,025,793 and 19,562,520 shares outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	183,998	183,393
Treasury stock at cost: 146,805 shares as of June 30, 2026 and December 31, 2025, respectively	(525)	(525)
Accumulated deficit	(99,206)	(94,922)
Total Gaia, Inc. shareholders' equity	84,270	87,949
Noncontrolling interests	13,780	14,181
Total equity	98,050	102,130
Total liabilities and equity	$147,691	$154,649

See accompanying notes to the unaudited condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues, net	$23,330	$24,632	$47,643	$48,472
Cost of revenues	3,421	3,285	6,828	6,220
Gross profit	19,909	21,347	40,815	42,252
Operating Expenses:
Selling and operating	21,599	20,634	41,600	40,656
Corporate, general and administration	1,526	2,909	3,859	4,806
Total operating expenses	23,125	23,543	45,459	45,462
Loss from operations	(3,216)	(2,196)	(4,644)	(3,210)
Interest and other income, net	(30)	124	(14)	(12)
Loss before income taxes	(3,246)	(2,072)	(4,658)	(3,222)
Income tax (benefit) expense	(7)	1	27	49
Loss from continuing operations	(3,239)	(2,073)	(4,685)	(3,271)
Gain from discontinued operations	—	26	—	5
Net loss	(3,239)	(2,047)	(4,685)	(3,266)
Net loss attributable to noncontrolling interests	(210)	(246)	(401)	(451)
Net loss attributable to common shareholders	$(3,029)	$(1,801)	$(4,284)	$(2,815)

Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.12)	$(0.07)	$(0.17)	$(0.11)
Discontinued operations	—	—	—	—
Basic loss per share	$(0.12)	$(0.07)	$(0.17)	$(0.11)
Diluted
Continuing operations (attributable to common shareholders)	$(0.12)	$(0.07)	$(0.17)	$(0.11)
Discontinued operations	—	—	—	—
Diluted loss per share	$(0.12)	$(0.07)	$(0.17)	$(0.11)
Weighted-average shares outstanding:
Basic	24,962	25,022	24,979	24,686
Diluted	24,962	25,022	24,979	24,686

See accompanying notes to the condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2025	24,962,338	$(94,922)	$3	$(525)	$183,393	$14,181	$102,130
Issuance of Gaia, Inc. common stock for employee stock purchase plan	10,644	—	—	—	33	—	33
Issuance of Gaia, Inc. common stock for RSU releases	336,290	—	—	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(20,737)	—	—	—	(57)	—	(57)
Share-based compensation	—	—	—	—	346	—	346
Net loss	—	(1,255)	—	—	—	(191)	(1,446)
Balance at March 31, 2026	25,288,535	$(96,177)	$3	$(525)	$183,715	$13,990	$101,006
Issuance of Gaia, Inc. common stock for employee stock purchase plan	9,450	—	—	—	17	—	17
Issuance of Gaia, Inc. common stock for RSU releases	174,963	—	—	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(46,155)	—	—	—	(125)	—	(125)
Share-based compensation	—	—	—	—	391	—	391
Net loss	—	(3,029)	—	—	—	(210)	(3,239)
Balance at June 30, 2026	25,426,793	$(99,206)	$3	$(525)	$183,998	$13,780	$98,050

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2024	23,401,955	$(90,428)	$3	$(169)	$171,269	$13,338	$94,013
Issuance of Gaia, Inc. common stock in public offering	1,600,000	—	—	—	6,986	—	6,986
Issuance of Gaia, Inc. common stock for employee stock purchase plan	5,696	—	—	—	22	—	22
Share-based compensation	—	—	—	—	323	—	323
Net loss	—	(1,014)	—	—	—	(205)	(1,219)
Balance at March 31, 2025	25,007,651	$(91,442)	$3	$(169)	$178,600	$13,133	$100,125
Issuance of Gaia, Inc. common stock for RSU releases	31,465	—	—	—	—	—	—
Share-based compensation	—	—	—	—	513	—	513
Net loss	—	(1,801)	—	—	—	(246)	(2,047)
Balance at June 30, 2025	25,039,116	$(93,243)	$3	$(169)	$179,113	$12,887	$98,591

See accompanying notes to the condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(4,685)	$(3,266)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Media library amortization	5,473	5,194
Depreciation and amortization	3,810	4,217
Non-cash operating lease expense	367	481
Share-based compensation expense	737	836
Equity method investment income	(7)	—
Additions to media library	(5,429)	(5,341)
Changes in operating assets and liabilities:
Accounts receivable	(24)	(157)
Other receivables	—	1,809
Prepaid expenses and other current assets	(550)	(1,232)
Accounts payable	(1,188)	1,060
Accrued and other liabilities	(1,982)	(1,820)
Deferred revenue	(408)	1,801
Net cash (used in) provided by operating activities	(3,886)	3,582
Cash flows from investing activities:
Issuance of short-term note	(230)	—
Repayment of short-term note	230	—
Additions to property and equipment	(4,136)	(2,434)
Net cash used in investing activities	(4,136)	(2,434)
Cash flows from financing activities:
Proceeds from short-term borrowings	7,000	5,000
Repayment of short-term debt	(7,114)	(5,092)
Proceeds from the issuance of common stock	50	7,008
Share repurchase related to Section 16 Officer tax coverage exchange	(182)	—
Net cash (used in) provided by financing activities	(246)	6,916
Net change in cash and cash equivalents	(8,268)	8,064
Cash and cash equivalents, beginning of period	13,540	5,860
Cash and cash equivalents, end of period	$5,272	$13,924
Supplemental disclosure of cash flow information
Cash paid for interest	$256	$218
Cash paid for income taxes	$201	$—

Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment in Accounts payable	$(804)	$(184)

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

Reclassifications of Previously Issued Financial Statements

We have made certain reclassifications to prior period amounts to conform to the current period presentations. These reclassifications had no impact on previously reported total net income (loss), total cash flows, or total stockholders’ equity. As disclosed below, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses and, as such, we reclassified the results of operations for this business unit in our condensed consolidated financial statements for the three and six months ended June 30, 2025.

Discontinued Operations

On March 7, 2025, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses, which represented approximately $0 and $0.2 million of revenue for the three months ended June 30, 2026 and 2025, respectively, and approximately $0 and $0.4 million of revenue for the six months ended June 30, 2026 and 2025, respectively. On November 4, 2025, the Company completed a sale of all assets of its discontinued operations under an asset purchase agreement. We have presented the results of operations related to winding up this line of business as discontinued operations on the accompanying condensed consolidated statements of operations.

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

In September 2025, the FASB issued ASU 2025-06, titled Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU updates the guidance for internal-use software costs to reflect modern software development practices and address stakeholder concerns about the relevance and operability of existing guidance. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

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

3. Equity and Share-Based Compensation

During the three months ended June 30, 2026 and 2025, we recognized approximately $0.4 million and $0.5 million, respectively, of share-based compensation expense. During the six months ended June 30, 2026 and 2025, we recognized approximately $0.7 million and $0.8 million, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during the three and six months ended June 30, 2026 and 2025.

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

On December 19, 2025, the Borrower entered into a business loan agreement with KeyBank National Association (“KeyBank”), as lender, providing for a mortgage loan in the principal amount of $11.4 million (the “2025 Mortgage Loan”). The promissory note evidencing the 2025 Mortgage Loan bears interest at a fixed rate of 5.090% per annum, matures on December 19, 2030, and is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. The loan proceeds from the 2025 Mortgage Loan were used to refinance the 2020

Mortgage Loan. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The 2025 Mortgage Loan contains customary affirmative and negative covenants (each with customary exceptions) for loans of this type, including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes, and is fully guaranteed by Gaia. Additionally, the 2025 Mortgage Loan requires Boulder Road maintain a Net Operating Income to Debt Service Coverage Ratio of not less than 1.25 to 1.00. As compliance is not required until December 31, 2026, the Company was not required to test compliance with the financial covenants as of June 30, 2026. The 2025 Mortgage Loan has a remaining balance of $11.1 million as of June 30, 2026.

Maturities on long-term debt, net are as follows:

(in thousands)
2026	$114
2027	227
2028	227
2029	227
2030	4,770
$5,565

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

The Amendment amended the Prior Credit Agreement to, among other things, (i) refinance and extend the prior revolving credit facility with a revolving credit facility in an aggregate principal amount of up to $10 million (which may be increased up to $15 million) that matures on August 25, 2028, the loan proceeds of which may be used for working capital, general corporate purposes, and permitted acquisitions, (ii) modify the interest rate applicable to revolving loan advances to 1.75% per annum for advances that are Secured Overnight Financing Rate (“SOFR”) loans and 0.75% per annum for advances that are base rate loans and eliminate the 0.10% per annum SOFR index adjustment, and (iii) provide for a maximum leverage ratio of 2.00 to 1.00 for each computation period. As of June 30, 2026, the Company had $10.0 million of available borrowing capacity under the revolving credit facility and there was no outstanding balance as of June 30, 2026.

Loans made, or letters of credit issued, under the Amendment mature on August 25, 2028, and are secured (subject to permitted liens and other exceptions) by a first priority lien on all business assets, including intellectual property, of Gaia and the subsidiary guarantors.

The Amendment contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all related covenants.

5. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 4, we leased the property pursuant to a master lease which was amended effective December 8, 2025 (together, the “Lease Amendment”). The Lease Amendment, among other things, extended the term through September 30, 2035, with two five-year extension options. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the lease term. At June 30, 2026, the weighted average remaining lease term was 9.25 years and the weighted average discount rate was 5.090%.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	As of June 30,	As of December 31,
(in thousands)	2026	2025
Operating right-of-use asset, net	$8,479	$8,836

Operating lease liability, current portion	$644	$614
Operating lease liability, net of current portion	8,172	8,501
	$8,816	$9,115

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for operating lease liabilities	528	$514

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $0.6 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. At June 30, 2026, and for the subsequent years ending December 31, future maturity is as follows:

(in thousands)
2026	$535
2027	1,093
2028	1,123
2029	1,154
2030	1,186
Thereafter	6,090
Future lease payments, gross	11,181
Less: Imputed interest	(2,365)
Operating lease liability	$8,816

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025

Loss per share, basic and diluted:
Net loss attributable to common shareholders	$(3,029)	$(1,801)	$(4,284)	$(2,815)
Shares used in computation:
Weighted-average common stock outstanding	24,962	25,022	24,979	24,686
Weighted-average number of shares	24,962	25,022	24,979	24,686
Loss per share, basic and diluted	$(0.12)	$(0.07)	$(0.17)	$(0.11)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Employee stock options, restricted stock units, and performance-based restricted stock units	1,564	2,247	1,564	2,247

7. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of June 30, 2026. As of June 30, 2026, our net operating loss carryforwards on a gross basis were $92.4 million and $31.0 million for federal and state, respectively, of which $7.8 million in federal net operating losses expire in 2037. Net operating losses generated in 2018 and beyond do not expire.

8. Commitments and Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2026, and that can be reasonably estimated, are either reserved against or would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues, net	$23,330	$24,632	$47,643	$48,472
Cost of revenues	3,421	3,285	6,828	6,220
Gross profit	19,909	21,347	40,815	42,252
Operating Expenses:
Selling and operating	21,599	20,634	41,600	40,656
Corporate, general and administration	1,526	2,909	3,859	4,806
Total operating expenses	23,125	23,543	45,459	45,462
Loss from operations	(3,216)	(2,196)	(4,644)	(3,210)
Interest and other income, net	(30)	124	(14)	(12)
Loss before income taxes	(3,246)	(2,072)	(4,658)	(3,222)
Income tax (benefit) expense	(7)	1	27	49
Loss from continuing operations	$(3,239)	$(2,073)	$(4,685)	$(3,271)
Gain from discontinued operations	—	26	—	5
Net loss	$(3,239)	$(2,047)	$(4,685)	$(3,266)
Net loss attributable to noncontrolling interests	(210)	(246)	(401)	(451)
Net loss attributable to common shareholders	$(3,029)	$(1,801)	$(4,284)	$(2,815)

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia, which are determined based on the member's billing location.

The following represents geographical data for our operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue:
United States	$14,894	$14,734	$28,652	$28,955
International	8,436	9,898	18,991	19,517
	$23,330	$24,632	$47,643	$48,472

10. Goodwill and Investment and Other Assets, Net

Goodwill

Goodwill was $34.0 million as of June 30, 2026 and as of December 31, 2025. There was no impairment of goodwill during the six months ended June 30, 2026 and 2025.

On September 30, 2025, Gaia completed an acquisition of UTV L.L.C. (“UTV”), in accordance with ASC Topic 805 Business Combinations for a purchase price of $2.5 million, of which $0.3 million was accrued for as a liability as of June 30, 2026, and will be settled in cash during 2026. This transaction resulted in $2.0 million of goodwill which is expected to be deductible for tax purposes and $0.5 million of assets including acquired media and customer relationships intangibles. The Company entered into this transaction to acquire content, expand market presence, increase member base, and market to a core growth audience focused on conscious lifestyle. There were no other adjustments to goodwill during the period.

The following table presents unaudited pro forma revenue and earnings for the three and six months ended June 30, 2025 and are based on the individual historical results of UTV and Gaia, with adjustments to give effect as if the acquisition had occurred on January 1, 2024 after giving effect to certain adjustments, including the amortization of intangible assets and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2025	2025
Revenues, net	$25,216	$49,716
Net loss	$(2,014)	$(3,089)

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

Other intangible assets, net include customer-related intangible assets amortized on a straight-line basis over 24 and 48 months and domain names.

Investments and other assets, net consist of the following as of June 30, 2026 and December 31, 2025:

	As of June 30,	December 31,
(in thousands)	2026	2025
Investments	$7,546	$7,540
Other intangible assets, net	838	948
Investments and other intangible assets, net	$8,384	$8,488

The following table represents our other intangible assets, net by major asset class as of the dates indicated, which are included in Investments and other intangible assets, net on the accompanying condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Amortizable Intangible Assets
Customer relationships	$2,440	$2,440
Accumulated amortization	(2,165)	(2,055)
Customer relationships, net	$275	$385

Tradenames	$270	$270
Accumulated amortization	(270)	(270)
Tradenames, net	$—	$—

Unamortized Intangible Assets
Domain names	$563	$563

Other intangible assets, net	$838	$948

The customer-related intangible assets are amortized on a straight-line basis over 24 and 48 months. Amortization expense was $55 thousand and $142 thousand for the three and six months ended June 30, 2026, respectively, and $110 thousand and $284 thousand for the three and six months ended June 30, 2025, respectively. Amortization expense is included in selling and operating expense and corporate, general and administration expense in the accompanying consolidated statements of operations. The weighted-average remaining useful life for these intangible assets is 15 months. Future amortization of our amortizable intangible assets as of June 30, 2026 is expected to be $110 thousand for the remainder of the year ended December 31, 2026 and $165 thousand for the year ended December 31, 2027.

On September 30, 2025, Gaia entered into a cost method investment in Orion Architect LLC (“Orion”) for $2 million in accordance with ASC Topic 321. Following the close of the investment, the Company holds less than 10% ownership of the investee. The Company does not have significant influence over the investee as there is no representation on the investee’s board of directors, no participation in policy-making decisions, and no material intercompany transactions. The initial valuation of this investment was made at historical cost and will only be adjusted for impairment or observable price changes from comparable transactions. No unrealized gain/loss will be recognized unless an observable transaction occurs. The investment will be subject to impairment testing and any permanent declines in value will be recognized in net income. During the three and six months ended June 30, 2026, no impairment was recognized.

11. Technology License

In April 2024, the Company's subsidiary, Igniton, Inc., a Colorado corporation (“Igniton”), purchased a royalty-free perpetual license for $16.2 million. This license is recorded within the Technology license, net line item on the consolidated balance sheets.

Technology license, net consists of the following as of June 30, 2026:

(in thousands)	June 30, 2026

Technology license	$16,156
Accumulated amortization	(1,818)
Technology license, net	$14,339

The license is amortized on a straight-line basis over 20 years. Amortization expense was $202 thousand and $404 thousand for three and six months ended June 30, 2026 and 2025, respectively.

12. Subsequent Events

As of August 10, 2026, Management has evaluated and determined there were no subsequent events as of the filing of this Form 10-Q.

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

Our core strategy is to improve our subscription business by expanding our unique and exclusive content library, enhancing our user interface, extending our streaming service to new internet-connected devices as they are developed and creating a conscious community built around our content.

We are a Colorado corporation. Our principal and executive office is located at 833 West South Boulder Road, Louisville, Colorado 80027-2452. Our telephone number at that address is (303) 222-3600.

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues, net	$23,330	$24,632	$47,643	$48,472
Cost of revenues	$3,421	3,285	$6,828	6,220
Gross profit	19,909	21,347	40,815	42,252
Operating expenses:
Selling and operating	$21,599	20,634	$41,600	40,656
Corporate, general and administration	$1,526	2,909	$3,859	4,806
Total operating expenses	23,125	23,543	45,459	45,462
Loss from operations	(3,216)	(2,196)	(4,644)	(3,210)
Interest and other expense, net	$(30)	124	$(14)	(12)
Loss before income taxes	(3,246)	(2,072)	(4,658)	(3,222)
Income tax (benefit) expense	$(7)	1	$27	49
Loss from continuing operations	(3,239)	(2,073)	(4,685)	(3,271)
Loss from discontinued operations	$—	26	$—	5
Net loss	(3,239)	(2,047)	(4,685)	(3,266)
Net (loss) income attributable to noncontrolling interests	$(210)	(246)	$(401)	(451)
Net loss attributable to common shareholders	$(3,029)	$(1,801)	$(4,284)	$(2,815)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.7%	13.3%	14.3%	12.8%
Gross profit margin	85.3%	86.7%	85.7%	87.2%
Operating expenses:
Selling and operating	92.6%	83.8%	87.3%	83.9%
Corporate, general and administration	6.5%	11.8%	8.1%	9.9%
Total operating expenses	99.1%	95.6%	95.4%	93.8%
Loss from operations	(13.8)%	(8.9)%	(9.7)%	(6.6)%
Other income, net	(0.1)%	0.5%	(0.0)%	(0.0)%
Loss before income taxes	(13.9)%	(8.4)%	(9.8)%	(6.6)%
Income tax expense (benefit)	(0.0)%	0.0%	0.1%	0.1%
Loss from continuing operations	(13.9)%	(8.4)%	(9.8)%	(6.7)%
Loss from discontinued operations	0.0%	0.1%	0.0%	0.0%
Net loss	(13.9)%	(8.3)%	(9.8)%	(6.7)%
Net loss attributable to noncontrolling interests	(0.9)%	(1.0)%	(0.8)%	(0.9)%
Net loss attributable to common shareholders	(13.0)%	(7.3)%	(9.0)%	(5.8)%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Revenues, net. Revenues decreased $1.3 million, or 5.29%, to $23.3 million during the three months ended June 30, 2026, compared to $24.6 million during the three months ended June 30, 2025. Revenue in the United States increased $0.2 million and international revenue decreased $1.5 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease primarily reflected the impact of changes in our marketing strategy, continued competition for consumer spending and engagement across the broader SVOD industry, and challenging macroeconomic conditions.

Cost of revenues. Cost of revenues increased $0.1 million or 4.1% to $3.4 million during the three months ended June 30, 2026, compared to $3.3 million during the three months ended June 30, 2025. Gross profit margin declined during the three months ended June 30, 2026 to 85.3% from 86.7% for the three months ended June 30, 2025. The decrease was primarily attributable to lower revenue while content-related costs remained relatively consistent.

Selling and operating expenses. Selling and operating expenses increased to $21.6 million during the three months ended June 30, 2026, compared to $20.6 million for the three months ended June 30, 2025, which is primarily due to change in marketing strategy. As a percentage of net revenues, selling and operating expenses increased to 92.6% for the three months ended June 30, 2026 compared to 83.8% for the three months ended June 30, 2025.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $1.4 million to $1.5 million for three months ended June 30, 2026 from $2.9 million for three months ended June 30, 2025. As a percentage of net revenues, these expenses decreased to 6.5% for the three months ended June 30, 2026 from 11.8% for the three months ended June 30, 2025. The decrease was primarily due to a decrease in incentive compensation during the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Revenues, net. Revenues decreased $0.8 million, or 1.7%, to $47.6 million during the six months ended June 30, 2026, compared to $48.5 million during the six months ended June 30, 2025. The decrease primarily reflected the impact of changes in our marketing strategy, continued competition for consumer spending and engagement across the broader SVOD industry, and challenging macroeconomic conditions.

Cost of revenues. Cost of revenues increased $0.6 million or 9.8% to $6.8 million during the six months ended June 30, 2026, compared to $6.2 million during the six months ended June 30, 2025. Gross profit margin declined during the six months ended June 30, 2026 to 85.7% from 87.2% for the six months ended June 30, 2025. The decrease was primarily attributable to lower revenue while content-related costs remained relatively consistent. The six months ended June 30, 2025 benefited from a one-time adjustment in royalty expense.

Selling and operating expenses. Selling and operating expenses increased to $41.6 million during the six months ended June 30, 2026, compared to $40.7 million for the six months ended June 30, 2025. As a percentage of net revenues, selling and operating expenses increased to 87.3% for the six months ended June 30, 2026 compared to 83.9% for the six months ended June 30, 2025, which primarily related to a change in marketing strategy.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.9 million to $3.9 million for six months ended June 30, 2026 from $4.8 million for six months ended June 30, 2025. As a percentage of net revenues, these expenses decreased to 8.1% for the six months ended June 30, 2026 from 9.9% for the six months ended June 30, 2025. The decrease was primarily due to a decrease in incentive compensation during the six months ended June 30, 2025.

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

On December 19, 2025, Boulder Road and Westside (collectively, the “Borrower”) entered into a business loan agreement with KeyBank National Association (“KeyBank”), as lender, providing for a mortgage loan in the principal amount of $11.4 million (the “2025 Mortgage Loan”). The promissory note evidencing the 2025 Mortgage Loan bears interest at a fixed rate of 5.090% per annum, matures on December 19, 2030, and is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. The loan proceeds from the 2025 Mortgage Loan were used to refinance the 2020 Mortgage Loan. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The 2025 Mortgage Loan contains customary affirmative and negative covenants (each with customary exceptions) for loans of this type, including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes, and is fully guaranteed by Gaia. Additionally, the 2025 Mortgage Loan requires Boulder Road, LLC maintain a Net Operating Income to Debt Service Coverage Ratio of not less than 1.25 to 1.00. The 2025 Mortgage Loan has a remaining balance of $11.1 million as of June 30, 2026.

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

The Amendment amended the Prior Credit Agreement to, among other things, (i) refinance and extend the prior revolving credit facility with a revolving credit facility in an aggregate principal amount of up to $10 million (which may be increased up to $15 million) that matures on August 25, 2028, the loan proceeds of which may be used for working capital, general corporate purposes, and permitted acquisitions, (ii) modify the interest rate applicable to revolving loan advances to 1.75% per annum for advances that are SOFR loans and 0.75% per annum for advances that are base rate loans and eliminate the 0.10% per annum SOFR index adjustment, and (iii) provide for a maximum leverage ratio of 2.00 to 1.00 for each computation period. Borrowings under the Amendment are available for working capital and general corporate purposes and permitted acquisitions. There was no outstanding balance as of June 30, 2026.

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

We intend to invest approximately 15%-20% of our revenues each year to support continued investment in our content library and technology platform. This spending is entirely discretionary in nature with no contractual commitments and due to our in-house production capabilities, we can scale back our content investment based on the cash flows generated from operations if necessary to ensure we have sufficient liquidity to operate our business into the future.

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

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by (used in):
Operating activities	$(5,379)	$2,284	$(3,886)	$3,582
Investing activities	$(2,282)	$(1,404)	$(4,136)	$(2,434)
Financing activities	$(165)	$(46)	$(246)	$6,916
Net (decrease) increase in cash	$(7,826)	$834	$(8,268)	$8,064

The three months ended June 30, 2026 compared to three months ended June 30, 2025

Operating activities. Net cash flows from operating activities decreased approximately $7.7 million during the three months ended June 30, 2026 compared to the same period in 2025. The decrease was driven by the timing of working capital, changes in earnings and deferred revenue.

Investing activities. Cash flows used in investing activities increased approximately $0.9 million during the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by purchases related to fixed assets due to Igniton-related capital spend during the three months ended June 30, 2026.

Financing activities. Net cash flows from financing activities decreased $0.1 million during the three months ended June 30, 2026 compared to the same period in 2025 due to share repurchases related to Section 16 Officer tax coverage exchange during the three months ended June 30, 2026.

The six months ended June 30, 2026 compared to the six months ended June 30, 2025

Operating activities. Net cash flows from operating activities decreased approximately $7.5 million during the six months ended June 30, 2026 compared to the same period in 2025. The decrease was driven by the timing of working capital, changes in earnings and deferred revenue.

Investing activities. Cash flows used in investing activities increased approximately $1.7 million during the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by purchases related to fixed assets due to Igniton-related capital spend during the six months ended June 30, 2026.

Financing activities. Net cash flows from financing activities decreased $7.2 million during the six months ended June 30, 2026 compared with the same period in 2025 due to proceeds received from the issuance of common stock during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon its evaluation as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective at a reasonable assurance level. Management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 5, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the six months ended June 30, 2026, no director or officer of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.

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

Gaia, Inc.
(Registrant)

August 10, 2026	By:	/s/ Kiersten Medvedich
Date		Kiersten Medvedich
Chief Executive Officer
(Principal Executive Officer)

August 10, 2026	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)