Form 10-Q
period 2026-09-30
GAIA, INC
filed 2026-11-02
CIK 1089872

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2026
Class A Common Stock ($0.0001 par value)	20,025,793
Class B Common Stock ($0.0001 par value)	5,400,000

GAIA, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Condensed Consolidated Financial Statements

We have prepared our unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). While certain information and note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, our condensed consolidated balance sheets as of September 30, 2026, the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025. Operating results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for a full year or any future period. The consolidated balance sheet as of December 31, 2025 was derived from our annual audited consolidated financial statements included in our Annual Report on Form 10-K. These condensed consolidated financial statements have not been audited. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with our annual audited consolidated financial statements, including the notes thereto, for the year ended December 31, 2025.

GAIA, INC.

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$7,104	$13,540
Accounts receivable	6,364	5,437
Prepaid expenses and other current assets	4,076	3,527
Total current assets	17,544	22,504
Media library, net	39,165	39,133
Operating right-of-use asset, net	8,297	8,836
Property and equipment, net	28,767	26,963
Technology license, net	14,137	14,743
Investments and other intangible assets, net	8,329	8,488
Goodwill	33,982	33,982
Total assets	$150,221	$154,649
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,472	$15,224
Accrued and other liabilities	4,324	3,396
Long-term debt, current portion	227	227
Operating lease liability, current portion	660	614
Deferred revenue	17,382	18,502
Total current liabilities	34,065	37,963
Revolving line of credit, net of current portion	7,000	—
Long-term debt, net of current portion	5,281	5,452
Operating lease liability, net of current portion	8,003	8,501
Deferred taxes, net	647	603
Total liabilities	54,996	52,519
Commitments and contingencies (Note 8)
Equity:
Gaia, Inc. shareholders’ equity:
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, 20,172,598 and 19,709,325 shares issued, 20,026,793 and 19,562,520 shares outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,400,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	184,900	183,393
Treasury stock at cost: 146,805 shares as of September 30, 2026 and December 31, 2025	(525)	(525)
Accumulated deficit	(102,224)	(94,922)
Total Gaia, Inc. shareholders' equity	82,154	87,949
Noncontrolling interests	13,071	14,181
Total equity	95,225	102,130
Total liabilities and equity	$150,221	$154,649

See accompanying notes to the unaudited condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues, net	$22,031	$24,984	$69,674	$73,456
Cost of revenues	3,263	3,410	10,091	9,629
Gross profit	18,768	21,574	59,583	63,827
Operating Expenses:
Selling and operating	19,636	20,578	61,236	61,233
Corporate, general and administration	2,082	2,237	5,941	7,043
Total operating expenses	21,718	22,815	67,177	68,276
Loss from operations	(2,950)	(1,241)	(7,594)	(4,449)
Interest and other income, net	(131)	22	(145)	9
Loss before income taxes	(3,081)	(1,219)	(7,739)	(4,440)
Income tax expense	33	12	60	61
Loss from continuing operations	(3,114)	(1,231)	(7,799)	(4,501)
Loss from discontinued operations	—	(63)	—	(59)
Net loss	(3,114)	(1,294)	(7,799)	(4,560)
Net loss attributable to noncontrolling interests	(96)	(141)	(497)	(592)
Net loss attributable to common shareholders	$(3,018)	$(1,153)	$(7,302)	$(3,968)

Loss per share:
Basic
Continuing operations (attributable to common shareholders)	$(0.12)	$(0.05)	$(0.29)	$(0.16)
Discontinued operations	—	—	—	—
Basic loss per share	$(0.12)	$(0.05)	$(0.29)	$(0.16)
Diluted
Continuing operations (attributable to common shareholders)	$(0.12)	$(0.05)	$(0.29)	$(0.16)
Discontinued operations	—	—	—	—
Diluted loss per share	$(0.12)	$(0.05)	$(0.29)	$(0.16)
Weighted-average shares outstanding:
Basic	25,019	25,044	25,011	24,805
Diluted	25,019	25,044	25,011	24,805

See accompanying notes to the condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2025	24,962,338	$(94,922)	$3	$(525)	$183,393	$14,181	$102,130
Issuance of Gaia, Inc. common stock for employee stock purchase plan	10,644	—	—	—	33	—	33
Issuance of Gaia, Inc. common stock for RSU releases	336,290	—	—	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(20,737)	—	—	—	(57)	—	(57)
Share-based compensation	—	—	—	—	346	—	346
Net loss	—	(1,255)	—	—	—	(191)	(1,446)
Balance at March 31, 2026	25,288,535	$(96,177)	$3	$(525)	$183,715	$13,990	$101,006
Issuance of Gaia, Inc. common stock for employee stock purchase plan	9,450	—	—	—	17	—	17
Issuance of Gaia, Inc. common stock for RSU releases	174,963	—	—	—	—	—	—
Share repurchase related to Section 16 Officer tax coverage exchange	(46,155)	—	—	—	(125)	—	(125)
Share-based compensation	—	—	—	—	391	—	391
Net loss	—	(3,029)	—	—	—	(210)	(3,239)
Balance at June 30, 2026	25,426,793	$(99,206)	$3	$(525)	$183,998	$13,780	$98,050
Issuance of Gaia, Inc. common stock in public offering prior year costs	—	—	—	—	(60)	—	(60)
Share-based compensation	—	—	—	—	349	—	349
Igniton Activity	—	—	—	—	613	(613)	—
Net loss	—	(3,018)	—	—	—	(96)	(3,114)
Balance at September 30, 2026	25,426,793	$(102,224)	$3	$(525)	$184,900	$13,071	$95,225

(in thousands, except shares)	Common Stock Shares	Accumulated Deficit	Common Stock Amount	Treasury Stock Amount	Additional Paid-in Capital	Non-controlling interests	Total Equity
Balance at December 31, 2024	23,401,955	$(90,428)	$3	$(169)	$171,269	$13,338	$94,013
Issuance of Gaia, Inc. common stock in public offering	1,600,000	—	—	—	6,986	—	6,986
Issuance of Gaia, Inc. common stock for employee stock purchase plan	5,696	—	—	—	22	—	22
Share-based compensation	—	—	—	—	323	—	323
Net loss	—	(1,014)	—	—	—	(205)	(1,219)
Balance at March 31, 2025	25,007,651	$(91,442)	$3	$(169)	$178,600	$13,133	$100,125
Issuance of Gaia, Inc. common stock for RSU releases	31,465	—	—	—	—	—	—
Share-based compensation	—	—	—	—	513	—	513
Net loss	—	(1,801)	—	—	—	(246)	(2,047)
Balance at June 30, 2025	25,039,116	$(93,243)	$3	$(169)	$179,113	$12,887	$98,591
Issuance of Gaia, Inc. common stock for employee stock purchase plan	5,222	—	—	—	$19	—	19
Share-based compensation	—	—	—	—	360	—	$360
Igniton Activity	—	—	—	—	1,340	2,527	$3,867
Net loss	—	(1,153)	—	—	—	(141)	$(1,294)
Balance at September 30, 2025	25,044,338	$(94,396)	$3	$(169)	$180,832	$15,273	$101,543

See accompanying notes to the condensed consolidated financial statements.

GAIA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(7,799)	$(4,560)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Media library amortization	8,194	7,823
Depreciation and amortization	5,792	6,136
Non-cash operating lease expense	553	651
Share-based compensation expense	1,086	1,196
Equity method investment income	(7)	—
Additions to media library	(7,999)	(8,350)
Changes in operating assets and liabilities:
Accounts receivable	(927)	(46)
Other receivables	—	1,809
Prepaid expenses and other current assets	(682)	(461)
Accounts payable	(4,045)	750
Accrued and other liabilities	(994)	(764)
Deferred revenue	(1,120)	(276)
Net cash (used in) provided by operating activities	(7,948)	3,908
Cash flows from investing activities:
Issuance of short-term note	(730)	—
Repayment of short-term note	230	—
Additions to property and equipment	(6,125)	(4,361)
Purchase of investment	—	(2,000)
Net cash used in investing activities	(6,625)	(6,361)
Cash flows from financing activities:
Repayment of short-term debt	(171)	(139)
Proceeds from long-term borrowings	17,000	5,000
Repayment of long-term borrowings	(10,000)	(5,000)
Proceeds from sale of subsidiary common stock, net of transaction costs	—	3,867
(Costs) proceeds from the issuance of common stock	(10)	7,027
Share repurchase related to Section 16 Officer tax coverage exchange	(182)	—
Other financing activities	1,500	—
Net cash provided by financing activities	8,137	10,755
Net change in cash and cash equivalents	(6,436)	8,302
Cash and cash equivalents, beginning of period	13,540	5,860
Cash and cash equivalents, end of period	$7,104	$14,162
Supplemental disclosure of cash flow information
Cash paid for interest	$469	$290
Cash paid for income taxes	$238	$—

Supplemental schedule of non-cash investing and financing activities
Additions to property and equipment in Accounts payable	$293	$—

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

Reclassifications of Previously Issued Financial Statements

We have made certain reclassifications to prior period amounts to conform to the current period presentations. These reclassifications had no impact on previously reported total net income (loss), total cash flows, or total stockholders’ equity. As disclosed below, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses and, as such, we reclassified the results of operations for this business unit in our condensed consolidated financial statements for the three and nine months ended September 30, 2025.

Discontinued Operations

On March 7, 2025, the Company’s Board voted to discontinue its stand-alone business unit selling transactional courses, which represented approximately $0 and $0.2 million of revenue for the three months ended September 30, 2026 and 2025, respectively, and approximately $0 and $0.6 million of revenue for the nine months ended September 30, 2026 and 2025, respectively. On November 4, 2025, the Company completed a sale of all assets of its discontinued operations under an asset purchase agreement. We have presented the results of operations related to winding up this line of business as discontinued operations on the accompanying condensed consolidated statements of operations.

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

3. Equity and Share-Based Compensation

During the three months ended September 30, 2026 and 2025, we recognized approximately $0.3 million and $0.4 million, respectively, of share-based compensation expense. During the nine months ended September 30, 2026 and 2025, we recognized approximately $1.1 million and $1.2 million, respectively, of share-based compensation expense. Total share-based compensation expense is reported in selling and operating expenses and corporate, general and administration expenses on our condensed consolidated statements of operations. There were no options exercised during the three and nine months ended September 30, 2026 and 2025.

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

On December 28, 2020, Boulder Road and Westside (collectively, the “Borrower”) entered into a loan agreement with First Interstate Bank (formerly Great Western Bank), as lender, providing for a mortgage loan in the principal amount of $13.0 million (the “2020 Mortgage Loan”). The promissory note evidencing the 2020 Mortgage Loan bore interest at a fixed rate of 3.75% per annum and was scheduled to mature on December 28, 2025, before being extinguished by the Borrower with the proceeds from the 2025 Mortgage Loan as discussed below.

On December 19, 2025, the Borrower entered into a business loan agreement with KeyBank National Association (“KeyBank”), as lender, providing for a mortgage loan in the principal amount of $11.4 million (the “2025 Mortgage Loan”). The promissory note evidencing the 2025 Mortgage Loan bears interest at a fixed rate of 5.090% per annum, matures on December 19, 2030, and is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. The loan proceeds from the 2025 Mortgage Loan were used to refinance the 2020 Mortgage Loan. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The 2025 Mortgage Loan contains customary affirmative and negative covenants (each with customary exceptions) for loans of this type, including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes, and is fully guaranteed by Gaia. Additionally, the 2025 Mortgage Loan requires Boulder Road maintain a Net Operating Income to Debt Service Coverage Ratio of not less than 1.25 to 1.00. As compliance is not required until December 31, 2026, the Company was not required to test compliance with the financial covenants as of September 30, 2026. The 2025 Mortgage Loan has a remaining balance of $11.0 million as of September 30, 2026.

Maturities on long-term debt, net are as follows:

(in thousands)
2026	$57
2027	227
2028	227
2029	227
2030	4,769
$5,508

Credit and Security Agreement

On July 25, 2025 (the “Closing Date”), the Company entered into a Second Amendment to the Credit and Security Agreement (the “Amendment”) among the Company, the subsidiary guarantors party thereto, and KeyBank National Association (the “Lender”), which amends that certain Credit and Security Agreement, dated as of August 25, 2022 (as amended prior to the Closing Date, the “Prior Credit Agreement”), among the Company, the subsidiary guarantors from time to time party thereto, and the Lender.

The Amendment amended the Prior Credit Agreement to, among other things, (i) refinance and extend the prior revolving credit facility with a revolving credit facility in an aggregate principal amount of up to $10 million that matures on August 25, 2028, the loan proceeds of which may be used for working capital, general corporate purposes, and permitted acquisitions, (ii) modify the interest rate applicable to revolving loan advances to 1.75% per annum for advances that are Secured Overnight Financing Rate (“SOFR”) loans and 0.75% per annum for advances that are base rate loans and eliminate the 0.10% per annum SOFR index adjustment, and (iii) provide for a maximum leverage ratio of 2.00 to 1.00 for each computation period. As of September 30, 2026, the Company had $7.0 million outstanding and $3.0 million of available borrowing capacity under the revolving credit facility.

Loans made, or letters of credit issued, under the Amendment mature on August 25, 2028, and are secured (subject to permitted liens and other exceptions) by a first priority lien on all business assets, including intellectual property, of Gaia and the subsidiary guarantors.

The Amendment contains customary affirmative and negative covenants (each with customary exceptions), including limitations on the Company’s ability to incur liens or debt, make investments, pay dividends, enter into transactions with its affiliates and engage in certain fundamental changes. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all related covenants.

5. Leases

In connection with the sale of a portion of our corporate campus as further discussed in Note 4, we leased the property pursuant to a master lease which was amended effective December 8, 2025 (together, the “Lease Amendment”). The Lease Amendment, among other things, extended the term through September 30, 2035, with two five-year extension options. The extension options are not recognized as part of the right-of-use asset and lease liability. We record the right to use the underlying asset for the operating lease term as an asset and our obligation to make lease payments as a liability, based on the present value of the lease payments over the lease term. As of September 30, 2026, the weighted average remaining lease term was 9.00 years and the weighted average discount rate was 5.090%.

Because the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate to determine the present value of lease payments. Information related to our right-of-use asset and related lease liability were as follows:

	As of September 30,	As of December 31,
(in thousands)	2026	2025
Operating right-of-use asset, net	$8,297	$8,836

Operating lease liability, current portion	$660	$614
Operating lease liability, net of current portion	8,003	8,501
	$8,663	$9,115

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for operating lease liabilities	792	$750

Operating lease expense is recognized on a straight-line basis over the lease term. Our operating lease expense was $0.3 million and $0.3 million for the three months ended September 30, 2026 and 2025, and $0.9 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, and for the subsequent years ending December 31, future maturity is as follows:

(in thousands)
2026	$271
2027	1,093
2028	1,123
2029	1,154
2030	1,186
Thereafter	6,089
Future lease payments, gross	10,916
Less: Imputed interest	(2,253)
Operating lease liability	$8,663

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

The weighted-average diluted shares outstanding computation is:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025

Loss per share, basic and diluted:
Net loss attributable to common shareholders	$(3,018)	$(1,153)	$(7,302)	$(3,968)
Shares used in computation:
Weighted-average common stock outstanding	25,019	25,044	25,011	24,805
Weighted-average number of shares	25,019	25,044	25,011	24,805
Loss per share, basic and diluted	$(0.12)	$(0.05)	$(0.29)	$(0.16)

We excluded the effect of the below elements from our calculation of diluted loss per share, as their inclusion would have been anti-dilutive, as there were no earnings attributable to common shareholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Employee stock options, restricted stock units, and performance-based restricted stock units	1,463	2,253	1,463	2,253

7. Income Taxes

Periodically, we perform assessments of the realization of our net deferred tax assets considering all available evidence, both positive and negative. Based on our historical operating losses, combined with our plans to continue to invest in our revenue growth and content library, we have a full valuation allowance on our deferred tax assets as of September 30, 2026. As of September 30, 2026, our net operating loss carryforwards on a gross basis were $93.9 million and $31.0 million for federal and state, respectively, of which $7.8 million in federal net operating losses expire in 2037. Net operating losses generated in 2018 and beyond do not expire.

8. Commitments and Contingencies

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2026, and that can be reasonably estimated, are either reserved against or would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues, net	$22,031	$24,984	$69,674	$73,456
Cost of revenues	3,263	3,410	10,091	9,629
Gross profit	18,768	21,574	59,583	63,827
Operating Expenses:
Selling and operating	19,636	20,578	61,236	61,233
Corporate, general and administration	2,082	2,237	5,941	7,043
Total operating expenses	21,718	22,815	67,177	68,276
Loss from operations	(2,950)	(1,241)	(7,594)	(4,449)
Interest and other income, net	(131)	22	(145)	9
Loss before income taxes	(3,081)	(1,219)	(7,739)	(4,440)
Income tax expense	33	12	60	61
Loss from continuing operations	$(3,114)	$(1,231)	$(7,799)	$(4,501)
Loss from discontinued operations	—	(63)	—	(59)
Net loss	$(3,114)	$(1,294)	$(7,799)	$(4,560)
Net loss attributable to noncontrolling interests	(96)	(141)	(497)	(592)
Net loss attributable to common shareholders	$(3,018)	$(1,153)	$(7,302)	$(3,968)

Geographic Information

We have members in the United States and over 185 foreign countries. The major geographic territories are the U.S., Canada and Australia, which are determined based on the member's billing location.

The following represents geographical data for our operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue:
United States	$13,636	$14,951	$43,113	$44,458
International	8,395	10,033	26,561	28,998
	$22,031	$24,984	$69,674	$73,456

10. Goodwill and Investment and Other Assets, Net

Goodwill

Goodwill was $34.0 million as of September 30, 2026 and as of December 31, 2025. There was no impairment of goodwill during the nine months ended September 30, 2026 and 2025.

On September 30, 2025, Gaia completed an acquisition of UTV L.L.C. (“UTV”), in accordance with ASC Topic 805 Business Combinations for a purchase price of $2.5 million, of which $0.2 million was accrued for as a liability as of September 30, 2026, and will be settled in cash during 2027. This transaction resulted in $2.0 million of goodwill which is expected to be deductible for tax purposes and $0.5 million of assets including acquired media and customer relationships intangibles. The Company entered into this transaction to acquire content, expand market presence, increase member base, and market to a core growth audience focused on conscious lifestyle. There were no other adjustments to goodwill during the period.

The following table presents unaudited pro forma revenue and earnings for the three and nine months ended September 30, 2025 and are based on the individual historical results of UTV and Gaia, with adjustments to give effect as if the acquisition had occurred on January 1, 2024 after giving effect to certain adjustments, including the amortization of intangible assets and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2025	2025
Revenues, net	$25,528	$75,244
Net loss	$(1,345)	$(4,434)

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

Investments and Other Assets, Net

Investments and other assets, net represents Gaia’s investments in entities for which we do not exercise significant influence or have significant ownership stake, as well as any assets that are held for sale not in the ordinary course of business.

Other intangible assets, net include customer-related intangible assets amortized on a straight-line basis over 24 and 48 months and domain names.

Investments and other assets, net consist of the following as of September 30, 2026 and December 31, 2025:

	As of September 30,	December 31,
(in thousands)	2026	2025
Investments	$7,546	$7,540
Other intangible assets, net	783	948
Investments and other intangible assets, net	$8,329	$8,488

The following table represents our other intangible assets, net by major asset class as of the dates indicated, which are included in Investments and other intangible assets, net on the accompanying condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Amortizable Intangible Assets
Customer relationships	$440	$2,440
Accumulated amortization	(220)	(2,055)
Customer relationships, net	$220	$385

Tradenames	$270	$270
Accumulated amortization	(270)	(270)
Tradenames, net	$—	$—

Unamortized Intangible Assets
Domain names	$563	$563

Other intangible assets, net	$783	$948

The customer-related intangible assets are amortized on a straight-line basis over 24 and 48 months. Amortization expense was $55 thousand and $165 thousand for the three and nine months ended September 30, 2026, respectively, and $142 thousand and $426 thousand for the three and nine months ended September 30, 2025, respectively. Amortization expense is included in selling and operating expense and corporate, general and administration expense in the accompanying consolidated statements of operations. The weighted-average remaining useful life for these intangible assets is 12 months. Future amortization of our amortizable intangible assets as of September 30, 2026 is expected to be $55 thousand for the remainder of the year ended December 31, 2026 and $165 thousand for the year ended December 31, 2027.

On September 30, 2025, Gaia entered into a cost method investment in Orion Architect LLC (“Orion”) for $2 million in accordance with ASC Topic 321. Following the close of the investment, the Company holds less than 10% ownership of the investee. The Company does not have significant influence over the investee as there is no representation on the investee’s board of directors, no participation in policy-making decisions, and no material intercompany transactions. The investment is accounted for under the measurement alternative in ASC Topic 321 because the equity security does not have a readily determinable fair value. Under the measurement alternative, the investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable transactions for identical or similar investments of the same issuer. During the three and nine months ended September 30, 2026, no impairment was recognized.

11. Technology License

In April 2024, the Company's subsidiary, Igniton, Inc., a Colorado corporation (“Igniton”), purchased a royalty-free perpetual license for $16.2 million. This license is recorded within the Technology license, net line item on the consolidated balance sheets.

Technology license, net consists of the following as of September 30, 2026:

(in thousands)	September 30, 2026

Technology license	$16,156
Accumulated amortization	(2,020)
Technology license, net	$14,137

The license is amortized on a straight-line basis over 20 years. Amortization expense was $202 thousand and $606 thousand for the three and nine months ended September 30, 2026 and 2025, respectively.

12. Subsequent Events

Management has evaluated subsequent events through November 2, 2026, the date on which these condensed consolidated financial statements were issued, and determined that there were no subsequent events requiring recognition or disclosure.

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

Our available content is currently focused on yoga, transformation, alternative healing, seeking truth and conscious films. This content is specifically targeted to a unique member base that is interested in alternatives to content provided by mainstream media. We have grown these content options both organically through our own productions and through strategic acquisitions or licensing. In addition, through our investments in our streaming video technology and our user interface, we have expanded the many ways our subscription member base can access our unique library of media titles.

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

Results of Operations

The table below summarizes certain detail of our financial results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues, net	$22,031	$24,984	$69,674	$73,456
Cost of revenues	$3,263	3,410	$10,091	9,629
Gross profit	18,768	21,574	59,583	63,827
Operating expenses:
Selling and operating	$19,636	20,578	$61,236	61,233
Corporate, general and administration	$2,082	2,237	$5,941	7,043
Total operating expenses	21,718	22,815	67,177	68,276
Loss from operations	(2,950)	(1,241)	(7,594)	(4,449)
Interest and other expense, net	$(131)	22	$(145)	9
Loss before income taxes	(3,081)	(1,219)	(7,739)	(4,440)
Income tax expense	$33	12	$60	61
Loss from continuing operations	(3,114)	(1,231)	(7,799)	(4,501)
Loss from discontinued operations	$—	(63)	$—	(59)
Net loss	(3,114)	(1,294)	(7,799)	(4,560)
Net (loss) income attributable to noncontrolling interests	$(96)	(141)	$(497)	(592)
Net loss attributable to common shareholders	$(3,018)	$(1,153)	$(7,302)	$(3,968)

The following table sets forth certain financial data as a percentage of revenues, net for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.8%	13.6%	14.5%	13.1%
Gross profit margin	85.2%	86.7%	85.5%	86.9%
Operating expenses:
Selling and operating	89.1%	82.4%	87.9%	83.4%
Corporate, general and administration	9.5%	9.0%	8.5%	9.6%
Total operating expenses	98.6%	91.3%	96.4%	92.9%
Loss from operations	(13.4)%	(5.0)%	(10.9)%	(6.1)%
Other income, net	(0.6)%	0.1%	(0.2)%	(0.0)%
Loss before income taxes	(14.0)%	(4.9)%	(11.1)%	(6.0)%
Income tax expense	0.1%	0.0%	0.1%	0.1%
Loss from continuing operations	(14.1)%	(4.9)%	(11.2)%	(6.1)%
Loss from discontinued operations	0.0%	(0.3)%	0.0%	(0.1)%
Net loss	(14.1)%	(5.2)%	(11.2)%	(6.2)%
Net loss attributable to noncontrolling interests	(0.4)%	(0.6)%	(0.7)%	(0.8)%
Net loss attributable to common shareholders	(13.7)%	(4.6)%	(10.5)%	(5.4)%

Three months ended September 30, 2026 compared to the three months ended September 30, 2025

Revenues, net. Revenues decreased $3.0 million, or 11.8%, to $22.0 million during the three months ended September 30, 2026, compared to $25.0 million during the three months ended September 30, 2025. The decrease primarily reflected the decision to reduce acquisition of lower ARPU members and prioritize direct subscribers which have historically demonstrated longer retention and lower churn.

Cost of revenues. Cost of revenues decreased $0.1 million or 4.3%, to $3.3 million during the three months ended September 30, 2026, compared to $3.4 million during the three months ended September 30, 2025. Gross profit margin declined during the three months ended September 30, 2026 to 85.2% from 86.7% for the three months ended September 30, 2025. The decrease was primarily attributable to lower revenue while content-related amortization remained relatively consistent.

Selling and operating expenses. Selling and operating expenses decreased to $19.6 million during the three months ended September 30, 2026, compared to $20.6 million for the three months ended September 30, 2025, primarily due to a decision to reduce acquisition of lower ARPU members and prioritize direct subscribers who have historically demonstrated longer retention and lower churn. As a percentage of net revenues, selling and operating expenses increased to 89.1% for the three months ended September 30, 2026 compared to 82.4% for the three months ended September 30, 2025.

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $0.1 million to $2.1 million for the three months ended September 30, 2026 from $2.2 million for the three months ended September 30, 2025. As a percentage of net revenues, these expenses increased to 9.5% for the three months ended September 30, 2026 from 9.0% for the three months ended September 30, 2025, reflecting lower revenues. The decrease in absolute dollars was primarily due to lower compensation expense during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Revenues, net. Revenues decreased $3.8 million, or 5.1%, to $69.7 million during the nine months ended September 30, 2026, compared to $73.5 million during the nine months ended September 30, 2025. The decrease primarily reflected the decision to reduce acquisition of lower ARPU members and prioritize direct subscribers which have historically demonstrated longer retention and lower churn.

Cost of revenues. Cost of revenues increased $0.5 million or 4.8% to $10.1 million during the nine months ended September 30, 2026, compared to $9.6 million during the nine months ended September 30, 2025. Gross profit margin declined during the nine months ended September 30, 2026 to 85.5% from 86.9% for the nine months ended September 30, 2025. The decrease was primarily attributable to lower revenue while content-related amortization remained relatively consistent. The nine months ended September 30, 2025 benefited from a one-time adjustment in royalty expense.

Selling and operating expenses. Selling and operating expenses remained flat at $61.2 million during the nine months ended September 30, 2026, and for the nine months ended September 30, 2025. As a percentage of net revenues, selling and operating expenses increased to 87.9% for the nine months ended September 30, 2026 compared to 83.4% for the nine months ended September 30, 2025, which primarily related to a decision to reduce acquisition of lower ARPU members and prioritize direct subscribers who have historically demonstrated longer retention and lower churn..

Corporate, general and administration expenses. Corporate, general and administration expenses decreased $1.1 million to $5.9 million for the nine months ended September 30, 2026 from $7.0 million for the nine months ended September 30, 2025. As a percentage of net revenues, these expenses decreased to 8.1% for the nine months ended September 30, 2026 from 9.6% for the nine months ended September 30, 2025. The decrease was primarily due to lower compensation expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

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

On December 19, 2025, Boulder Road and Westside (collectively, the “Borrower”) entered into a business loan agreement with KeyBank National Association (“KeyBank”), as lender, providing for a mortgage loan in the principal amount of $11.4 million (the “2025 Mortgage Loan”). The promissory note evidencing the 2025 Mortgage Loan bears interest at a fixed rate of 5.090% per annum, matures on December 19, 2030, and is secured by a deed of trust on our corporate campus, a portion of which is owned by Boulder Road and Westside as tenants-in-common and the remainder of which is owned by Boulder Road. The loan proceeds from the 2025 Mortgage Loan were used to refinance the 2020 Mortgage Loan. Westside and Boulder Road each received 50% of the proceeds and are each responsible for 50% of the monthly installments. The 2025 Mortgage Loan contains customary affirmative and negative covenants (each with customary exceptions) for loans of this type, including limitations on the Borrower’s ability to incur liens or debt, make investments, or engage in certain fundamental changes, and is fully guaranteed by Gaia. Additionally, the 2025 Mortgage Loan requires Boulder Road, LLC maintain a Net Operating Income to Debt Service Coverage Ratio of not less than 1.25 to 1.00. The 2025 Mortgage Loan has a remaining balance of $11.0 million as of September 30, 2026.

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

The Amendment amended the Prior Credit Agreement to, among other things, (i) refinance and extend the prior revolving credit facility with a revolving credit facility in an aggregate principal amount of up to $10 million that matures on August 25, 2028, the loan proceeds of which may be used for working capital, general corporate purposes, and permitted acquisitions, (ii) modify the interest rate applicable to revolving loan advances to 1.75% per annum for advances that are SOFR loans and 0.75% per annum for advances that are base rate loans and eliminate the 0.10% per annum SOFR index adjustment, and (iii) provide for a maximum leverage ratio of 2.00 to 1.00 for each computation period. Borrowings under the Amendment are available for working capital and general corporate purposes and permitted acquisitions. As of September 30, 2026,there was $7.0 million outstanding and $3.0 million of available borrowing capacity under the revolving credit facility.

On September 30, 2025, Gaia entered into a cost method investment in Orion Architect LLC (“Orion”) for $2 million in accordance with ASC Topic 321. The Company has less than 10% ownership and does not have significant influence over the investee as there is no representation on the investee's board of directors, no participation in policy-making decisions, and no material intercompany transactions. The investment is accounted for under the measurement alternative in ASC Topic 321 because the equity security does not have a readily determinable fair value. Under the measurement alternative, the investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable transactions for identical or similar investments of the same issuer.

We intend to invest approximately 15% of our revenues each year to support continued investment in our content library and technology platform. This spending is entirely discretionary in nature with no contractual commitments and due to our in-house production capabilities, we can scale back our content investment based on the cash flows generated from operations if necessary to ensure we have sufficient liquidity to operate our business into the future.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in our market. For any future investment, acquisition or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities or incurring indebtedness.

While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, availability under our revolving credit facility and our ability to reduce discretionary spending will be sufficient to meet our anticipated cash requirements for at least the next twelve months and thereafter for the foreseeable future. However, our projected cash needs may change as a result of acquisitions, product development, unforeseen operational difficulties or other factors.

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

Cash Flows

The following table summarizes our sources (uses) of cash during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net cash provided by (used in):
Operating activities	$(4,062)	$326	$(7,948)	$3,908
Investing activities	$(2,489)	$(3,927)	$(6,625)	$(6,361)
Financing activities	$8,383	$3,839	$8,137	$10,755
Net (decrease) increase in cash	$1,832	$238	$(6,436)	$8,302

The three months ended September 30, 2026 compared to three months ended September 30, 2025

Operating activities. Net cash flows from operating activities decreased approximately $4.4 million during the three months ended September 30, 2026 compared to the same period in 2025. The decrease was driven by the timing of working capital, changes in earnings and deferred revenue.

Investing activities. Cash flows used in investing activities decreased approximately $1.4 million during the three months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to an investment purchase in prior year quarter of $2 million with no similar investments occurring during the three months ended September 30, 2026.

Financing activities. Net cash flows from financing activities increased $4.5 million during the three months ended September 30, 2026 compared to the same period in 2025, primarily due to borrowings under our revolving credit facility during the three months ended September 30, 2026.

The nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Operating activities. Net cash flows from operating activities decreased approximately $11.9 million during the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was driven by the timing of working capital, changes in earnings and deferred revenue.

Investing activities. Cash flows used in investing activities decreased approximately $0.2 million during the nine months ended September 30, 2026 compared to the same period in 2025.

Financing activities. Net cash flows from financing activities decreased $4.1 million during the nine months ended September 30, 2026 compared with the same period in 2025 primarily due to proceeds from the issuance of Class A common stock during the nine months ended September 30, 2025, with no comparable proceeds in 2026, partially offset by $6.8 million of net borrowings under our revolving credit facility during the nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon its evaluation as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective at a reasonable assurance level. Management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 5, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Gaia adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

Gaia, Inc.
(Registrant)

November 2, 2026	By:	/s/ Kiersten Medvedich
Date		Kiersten Medvedich
Chief Executive Officer
(Principal Executive Officer)

November 2, 2026	By:	/s/ Ned Preston
Date		Ned Preston
Chief Financial Officer
(Principal Financial and Accounting Officer)